Form 10-K
period 2014-09-30
STERLING BANCORP
filed 2014-11-28
CIK 1070154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2014 Commission File Number: 001-35385
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
None
____________________________
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    YES  ☒  NO  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐     NO  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days  YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files)   YES  ☒     NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer — See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐     NO  ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of March 31, 2014 was $1,057,670,927

As of November 25, 2014 there were 83,899,070 outstanding shares of the Registrant’s common stock.
___________________________________
DOCUMENT INCORPORATED BY REFERENCE
Proxy Statement for the Annual Meeting of Stockholders (Part III) to be filed within 120 days after the end of the Registrant’s fiscal year ended September 30, 2014.

STERLING BANCORP
FORM 10-K TABLE OF CONTENTS
September 30, 2014

PART I

ITEM 1.	Business

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

Sterling Bancorp
Sterling Bancorp (“Sterling” or the “Company”) is a Delaware corporation that owns all of the outstanding shares of common stock of Sterling National Bank (the “Bank”), which is the Company’s principal subsidiary. At September 30, 2014, the Company had, on a consolidated basis, $7.3 billion in assets, $5.3 billion in deposits, stockholders’ equity of $961.1 million and 83,628,267 shares of common stock outstanding. Our financial condition and results of operations are discussed herein on a consolidated basis with the Bank.

On October 31, 2013, Provident New York Bancorp (“Legacy Provident”) and the former Sterling Bancorp (“Legacy Sterling”) merged.

In connection with the merger, the Company completed the following corporate actions:

•	Legacy Sterling merged with and into Legacy Provident, the accounting acquirer and the surviving entity.

•	The Company changed its legal entity name to Sterling Bancorp and became a bank holding company and a financial holding company, as defined by the Bank Holding Company Act of 1956, as amended.

•	Sterling National Bank, which was owned by Legacy Sterling, merged into Provident Bank, which was owned by Legacy Provident.

•	The Bank changed its legal entity name to Sterling National Bank.

We refer to the transactions detailed above collectively as the “Merger”.

The Merger was a stock-for-stock transaction valued at $457.8 million based on the closing price of Legacy Provident’s common stock on October 31, 2013. Under the terms of the Merger, each share of Legacy Sterling was converted into the right to receive 1.2625 shares of Legacy Provident’s common stock. Consistent with our strategy of expanding in the greater New York metropolitan region, we believe the Merger has created a larger, more diversified company and accelerated the build-out of our differentiated strategy targeting small-to-middle market commercial clients and consumers. See additional disclosure regarding the Merger in Note 2. “Acquisitions” to the consolidated financial statements.

Pending Acquisition of Hudson Valley Holding Corp.
On November 5, 2014, the Company announced it had entered into a definitive merger agreement with Hudson Valley Holding Corp. (NYSE: HVB) (the “HVB Merger”). In the HVB Merger, which is a stock-for-stock transaction valued at approximately $539 million based on the closing price of Company common stock on November 4, 2014, Hudson Valley Holding Corp. shareholders will receive a fixed ratio of 1.92 shares of Company common stock for each share of Hudson Valley Holding Corp. common stock. Upon closing, the Company’s shareholders will own approximately 69% of stock in the combined company and Hudson Valley Holding Corp. shareholders will own approximately 31%.

On a pro forma combined basis, for the twelve months ended September 30, 2014, the companies had revenue of $363 million and $22 million in net income. Upon completion of the HVB Merger, the combined company is expected to have approximately $10.7 billion in assets, $6.6 billion in gross loans, and deposits of $8.1 billion. The HVB Merger will further the Company’s strategy of expanding in the greater New York metropolitan region by providing the Company with a significant presence and deposit market share in Westchester County, New York, and will create an opportunity to realize significant operating expense savings. The transaction is expected to be accretive to earnings per share in fiscal 2015 and 2016.

The transaction is subject to approval by shareholders from both companies, regulatory approval and other customary closing conditions, and is expected to close in the second calendar quarter of 2015.

Senior Notes Capital Raise
In connection with the Merger, the Company completed the offering of $100 million of its senior notes due 2018 (the “Senior Notes”) on July 2, 2013. The Senior Notes, which bear interest at 5.50% annually, were issued under an indenture dated July 2, 2013 (the “Indenture”) between the Company and U.S. Bank National Association, as trustee. The Senior Notes were sold in a private placement and resold by the initial purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).

The Senior Notes are unsecured obligations of the Company and rank equally with all other unsecured unsubordinated indebtedness, and will be effectively subordinated to any secured indebtedness to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to the existing and future indebtedness of the Company’s subsidiaries. Interest on the Senior Notes is payable on January 2 and July 2 and began January 2, 2014. Interest is calculated on the basis of a 360-day year of twelve 30-day months. The Senior Notes will mature on July 2, 2018.

Acquisition of Gotham Bank of New York
On August 10, 2012, the Company acquired Gotham Bank of New York (“Gotham”), a New York state-chartered banking corporation with approximately $431.5 million in assets, $205.5 million in loans, and $368.9 million in deposits and one branch location in midtown Manhattan. At the closing, Gotham was merged with and into the Bank, with the Bank as the surviving entity. The shareholders of Gotham received cash equal to 125% of adjusted tangible net worth, subject to fair value adjustments. The aggregate cash consideration to Gotham shareholders and option holders was approximately $41 million.

Common Equity Capital Raise
On August 7, 2012, the Company sold directly to several institutional investors an aggregate of 6,258,504 shares of its common stock at a price of $7.35 per share. The Company received net proceeds of approximately $46 million, which were used to fund the acquisition of Gotham and for general corporate purposes.

Sterling National Bank
The Bank is a growing full-service regional bank founded in 1888. Headquartered in Montebello, New York, the Bank specializes in the delivery of services and solutions to business owners, their families and consumers within the communities we serve through teams of dedicated and experienced relationship managers. Sterling National Bank offers a complete line of commercial, business, and consumer banking products and services. As of September 30, 2014, the Bank had $7.3 billion in assets, $5.3 billion in deposits and 836 full-time equivalent employees.

Subsidiaries
The Company and the Bank maintain a number of wholly-owned subsidiaries, including a real estate investment trust that holds real estate mortgage loans, several subsidiaries that hold foreclosed properties acquired by the Bank, a Vermont captive insurance company and other subsidiaries that have an immaterial impact on the financial condition or results of operations of the Company.

Additional Information
The Company’s website (www.sterlingbancorp.com) contains a direct link to the Company’s filings with the Securities and Exchange Commission (“SEC”), including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these filings, registration statements on Form S-4, as well as ownership reports on Forms 3, 4 and 5 filed by the Company’s directors and executive officers. Copies may also be obtained, without charge, by written request to Sterling Bancorp, 400 Rella Boulevard, Montebello, New York 10901, Attention: Investor Relations. Sterling’s website is not part of this Annual Report on Form 10-K.

Strategy
Through its subsidiary Sterling National Bank, the Company operates as a regional bank providing a broad offering of deposit, lending and wealth management products to commercial, consumer and municipal clients in its market area. The Bank seeks to differentiate itself by focusing on the following principles:

•	Prioritize client relationships over transactions.

•	Compete on service experience versus price superiority.

•	Deploy a single point of contact, relationship-based distribution strategy through our commercial banking teams and financial centers.

•	Focus on specific customer segments and geographic markets.

•	Maximize efficiency through a technology enabled, low-cost operating platform.

•	Maintain strong risk management systems.

Our strategic objectives include generating sustainable growth in revenues and earnings by expanding client acquisitions, improving asset quality and increasing operating efficiency. To achieve these goals we are: 1) focusing on high value client segments; 2) expanding our delivery and distribution channels; 3) creating a high productivity and performance culture; 4) controlling our operating costs; and 5) proactively managing enterprise risk.

We focus on delivering products and services to small and middle market commercial businesses and affluent consumers.  We believe that this is a client segment that is underserved by larger bank competitors in our market area.

The Bank targets the following geographic markets: the New York Metro Market, which includes Manhattan and Long Island; and the New York Suburban Market, which consists of Rockland, Orange, Sullivan, Ulster, Putnam and Westchester counties in New York and Bergen County in New Jersey. We believe the Bank operates in an attractive footprint that presents us with significant opportunities to execute our strategy. Based on data from Oxxford Information Technology, we estimate the total number of small and middle market businesses in our footprint exceeds 550 thousand.

We deploy a team-based distribution strategy in which clients are served by a focused and experienced group of relationship managers that are responsible for all aspects of the client relationship and delivery of our products and services. A significant portion of the Bank’s organic growth in 2014 was driven by the recruitment of new teams. As of September 30, 2014, the Bank had 21 commercial banking teams. We expect to continue to grow deposits and loan balances through the addition of new teams.

The Bank focuses on building client relationships that allow us to gather low cost, core deposits and originate high quality loans. The Bank maintains a disciplined pricing strategy on deposits that allows us to compete for loans while maintaining an appropriate spread over funding costs. We offer diverse loan products to commercial businesses, real estate owners, real estate developers and consumers. In 2014, we continued to emphasize growth in our commercial loan balances;  as a result, we believe that we have a high quality, diversified loan portfolio with a favorable mix of loan types, maturities and yields.

The Company augments organic growth with opportunistic acquisitions. Between fiscal 2002 and October 2013, the Company completed seven acquisitions, including: National Bank of Florida in 2002; Ellenville National Bank in 2004; Warwick Community Bancorp in 2005; a branch office of HSBC Bank USA in 2005; Hudson Valley Investment Advisors in 2007; Gotham Bank of New York in August 2012; and Legacy Sterling on October 31, 2013. These acquisitions have supported the expansion of the Company into attractive markets and diversified businesses. See additional disclosure of our acquisitions in Note 2. “Acquisitions” to the consolidated financial statements.

On November 5, 2014, the Company announced its pending acquisition of Hudson Valley Holding Corp. which is detailed previously in this section.

Competition
The greater New York metropolitan region is a highly competitive market area with a concentration of financial institutions, many of which are significantly larger institutions with greater financial resources than us, and many of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial services companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-depository competitors such as mutual funds, securities and brokerage firms and insurance companies. We have emphasized relationship banking and the advantage of local decision-making in our banking business. We do not rely on any individual, group, or entity for a material portion of our deposits. Net interest income could be adversely affected should competitive pressures cause us to increase the interest rates paid on deposits in order to maintain our market share.

Employees
As of September 30, 2014, we had 836 full-time equivalent employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Supervision and Regulation

General
Sterling Bancorp and Sterling National Bank are subject to extensive regulation under federal and state laws. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of stockholders and creditors.

Significant elements of the laws and regulations applicable to the Company and the Bank are described below. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to Sterling and its subsidiaries could have a material effect on the business, financial condition and results of operations of the Company.  While the Bank currently has less than $10 billion in assets, after the completion of the HVB Merger, the Bank’s total assets could exceed $10 billion, thus subjecting it to additional supervision and regulation, including by the Consumer Financial Protection Bureau (“CFPB”), with such additional supervision and regulation discussed throughout this section.

Regulatory Reforms
The Dodd-Frank Act significantly restructures the financial regulatory regime in the United States, and will continue to affect, into the immediate future, the lending and investment activities and general operations of depository institutions and their holding companies. This will particularly be the case for the Company and the Bank if, as anticipated, the Bank’s total assets exceed $10 billion as a result of the HVB Merger.
The Dodd-Frank Act made many changes in banking regulation, including:

•	forming the CFPB with broad powers to adopt and enforce consumer protection regulations;

•	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000;

•	the assessment base for determining deposit insurance premiums has been expanded from domestic deposits to average assets minus average tangible equity; and

•	the Federal Reserve Board (the “FRB”) has imposed on financial institutions with assets of $10 billion or more a cap on the debit card interchange fees the financial institutions may charge.
In addition, the Dodd-Frank Act requires that the FRB establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depository institutions, and that the components of Tier 1 capital be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless (i) such securities are issued by bank holding companies with assets of less than $500 million, or (ii) such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with assets of less than $15 billion.

Many of the provisions of the Dodd-Frank Act are not yet effective. The Dodd-Frank Act requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although it is difficult to predict at this time what impact the Dodd-Frank Act and the implementing regulations will have on the Company and the Bank, they may have a material impact on operations through, among other things, heightened regulatory supervision and increased compliance costs. The Company continues to analyze the impact of rules adopted under the Dodd-Frank Act on the Company’s business. However, the full impact will not be known until the rules, and other regulatory initiatives that overlap with the rules, are finalized and their combined impacts can be understood.

Regulatory Agencies
Sterling Bancorp is a legal entity separate and distinct from Sterling National Bank and its other subsidiaries. As bank and a financial holding company, Sterling Bancorp is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and its subsidiaries are subject to inspection, examination and supervision by the FRB as its primary federal regulator.

As a national bank, the Bank is principally subject to the supervision, examination and reporting requirements of the Office of the Comptroller of the Currency (the “OCC”), as its primary federal regulator, as well as the Federal Deposit Insurance Corporation (the “FDIC”). Insured banks, including the Bank, are subject to extensive regulations that relate to, among other things: (a) the nature and amount of loans that may be made by the Bank and the rates of interest that may be charged; (b) types and amounts of other investments; (c) branching; (d) permissible activities; (e) reserve requirements; and (f) dealings with officers, directors and affiliates.

Bank Holding Company Activities
In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies such as the Company, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the FRB), without prior approval of the FRB.

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Prompt Corrective Action.” A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. A financial holding company’s status will also depend upon it maintaining its status as “well capitalized” and “well managed” under applicable FRB regulations. If a financial holding company ceases to meet these capital and management requirements, the FRB’s regulations provide that the financial holding company must enter into an agreement with the FRB to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the FRB may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the FRB. If the company does not return to compliance within 180 days, the FRB may require divestiture of the holding company’s depository institutions.

In order for a financial holding company to commence any new activity permitted by the BHC Act or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act.

The FRB has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the FRB has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

The BHC Act, the Bank Merger Act, and other federal and state statutes regulate acquisitions of banks and banking companies. The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition by the Company of more than 5% of the voting shares or substantially all of the assets of a bank or bank holding company. Under the Bank Merger Act, the prior approval of the FRB or other appropriate bank regulatory authority is required for the Bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

Capital Requirements
As a bank holding company, the Company is subject to consolidated regulatory capital requirements administered by the FRB. The Bank is subject to similar capital requirements administered by the OCC. The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee, which are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the requirements, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A banking organization’s capital, in turn, is classified in tiers, depending on type:

Core Capital (Tier 1)
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

Supplementary Capital (Tier 2)
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

Prompt Corrective Action
The Federal Deposit Insurance Act (“FDIA”) requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

Currently, a depository institution will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any regulatory order agreement or written directive to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of total assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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
The appropriate federal banking agency may, under certain circumstances, reclassify a well-capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

Sterling believes that, as of September 30, 2014, its bank subsidiary, Sterling National Bank, was “well capitalized” based on the aforementioned ratios. For further information regarding the capital ratios and leverage ratio of the Company and the Bank, see the discussion under the section captioned “Capital and Liquidity” included in Item 7. “Management’s Discussion and Analysis of Financial

Condition and Results of Operations” and Note 14. “Stockholder’s Equity - Regulatory Capital Requirements” in the notes to consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”, elsewhere in this report.

Basel III Capital Rules
In July 2013, the Company’s and the Bank’s primary federal regulators, the FRB and the OCC, respectively, approved final rules known as the “Basel III Capital Rules” that substantially revise the risk-based capital and leverage capital requirements applicable to bank holding companies and depository institutions with total consolidated assets of $500 million or more, including the Company and the Bank. The Basel III Capital Rules address the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios. Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules will come into effect for the Company and the Bank on January 1, 2015 (subject to a phase-in period).

The Basel III Capital Rules, among other things, (i) introduce as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the adjustments as compared to existing regulations. CET1 capital consists of common stock instruments that meet the eligibility criteria in the final rules, retained earnings, accumulated other comprehensive income and common equity Tier 1 minority interest.

When fully phased-in on January 1, 2019, Basel III Capital Rules require banking organizations to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased-in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased-in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital (that is, Tier 1 plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased-in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to adjusted average consolidated assets.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face limitations on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers based on the amount of the shortfall.

With respect to the Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 risk-based capital ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% leverage ratio and still be well-capitalized.

Management believes that, as of September 30, 2014, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income.

Dividend Restrictions
The Company depends on funds maintained or generated by its subsidiaries, principally the Bank, for its cash requirements. Various legal restrictions limit the extent to which the Bank can pay dividends or make other distributions to the Company. All national banks are limited in the payment of dividends without the approval of the OCC to an amount not to exceed the net profits (as defined by OCC regulations) for that year-to-date combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the foregoing restrictions, and while maintaining its “well capitalized” status, as of September 30, 2014, the Bank could pay dividends of approximately $47.9 million to the Company, without obtaining regulatory approval. This is not necessarily indicative of amounts that may be paid or are available to be paid in future periods.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a depository institution, such as the Bank, may not pay dividends if payment would cause it to become undercapitalized or if it is already undercapitalized. The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit such payment. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

Source of Strength Doctrine
FRB policy and federal law require bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks.

Deposit Insurance
Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and the Bank is subject to deposit insurance assessments to maintain the DIF. Due to the decline in economic conditions, the deposit insurance provided by the FDIC per account owner was raised to $250,000 for all types of accounts. That change, initially intended to be temporary, was made permanent by the Dodd-Frank Act.

As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, DIF-insured institutions. It also may prohibit any DIF-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to take enforcement actions against insured institutions. Under the Federal Deposit Insurance Act, as amended (“FDIA”), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based upon supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned and certain other factors. Historically, assessment rates ranged from seven to 77.5 basis points of each institution’s deposit assessment base. On February 7, 2011, as required by the Dodd-Frank Act, the FDIC published a final rule to revise the deposit insurance assessment system. The rule, which took effect April 1, 2011, changed the assessment base used for calculating deposit insurance assessments from deposits to total assets less tangible (Tier 1) capital. Since the new base is larger than the previous base, the FDIC also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. The range of adjusted assessment rates is now 2.5 to 45 basis points of the new assessment base.

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

The Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more, as expected the Bank will reach after the completion of the HVB Merger, are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, leaving it, instead, to the discretion of the FDIC. The FDIC has recently exercised that discretion by establishing a long-range fund ratio of 2%, which could result in our paying higher deposit insurance premiums in the future.

FDIC deposit insurance expense totaled $5.0 million, $2.4 million and $2.5 million in fiscal 2014, 2013 and 2012, respectively. FDIC deposit insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding bonds issued by FICO in the late 1980s to recapitalize the now defunct Federal Savings & Loan Insurance Corporation. The FICO assessments will continue until the bonds mature in 2017 to 2019.

Safety and Soundness Regulations
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

Incentive Compensation
The Dodd-Frank Act requires the federal bank regulatory agencies and the Securities and Exchange Commission (the “SEC”) to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as the Company and the Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but the regulations have not been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which the Company may structure compensation for its executives.

In June 2010, the FRB, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, discussed above.

The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Loans to One Borrower
The Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2014, the Bank was in compliance with the loans-to-one-borrower limitations.

Community Reinvestment Act
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

Financial Privacy
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

Anti-Money Laundering and the USA Patriot Act
A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations of financial institutions, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

Stress Testing
On October 9, 2012, the FDIC and the FRB issued final rules requiring certain large insured depository institutions and bank holding companies to conduct annual capital-adequacy stress tests. Recognizing that banks and their parent holding companies may have different primary federal regulators, the FDIC and FRB have attempted to ensure that the standards of the final rules are consistent and comparable in the areas of scope of application, scenarios, data collection, reporting, and disclosure. To implement section 165(i) of the Dodd-Frank Act, the rules would apply to FDIC-insured state non-member banks and bank holding companies with total consolidated assets of more than $10 billion (“covered institutions”). While the Bank currently has less than $10 billion in assets, after completion of the HVB Merger, the Bank’s total assets could exceed $10 billion. The final rule requirement for public disclosure of a summary of the stress testing results for $10 billion to $50 billion covered institutions is being implemented starting with the 2014 stress test, with the disclosure occurring by June 30, 2015. The final rules define a stress test as a process to assess the potential impact of economic and financial scenarios on the consolidated earnings, losses and capital of the covered institution over a set planning horizon, taking into account the current condition of the covered institution and its risks, exposures, strategies and activities.
Under the rules, each covered institution with between $10 billion and $50 billion in assets would be required to conduct annual stress tests using the bank’s and the bank holding company’s financial data as of September 30 of that year to assess the potential impact of different scenarios on the consolidated earnings and capital of that bank and its holding company and certain related items over a nine-quarter forward-looking planning horizon, taking into account all relevant exposures and activities. On or before March 31 of each year, each covered institution, including the Bank and the Company, would be required to report to the FDIC and the FRB, respectively, in the manner and form prescribed in the rules, the results of the stress tests conducted by the covered institution during the immediately preceding year. Based on the information provided by a covered institution in the required reports to the FDIC and the FRB, as well as other relevant information, the FDIC and FRB would conduct an analysis of the quality of the covered institution’s stress test processes and related results. The FDIC and FRB envision that feedback concerning such analysis would be provided to a covered institution through the supervisory process. Consistent with the requirements of the Dodd-Frank Act, the rule would require each covered institution to publish a summary of the results of its annual stress tests within 90 days of the required date for submitting its stress test report to the FDIC and the FRB.

Volcker Rule
The Dodd-Frank Act amended the BHC Act to require the federal bank regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds), commonly referred to as the “Volcker Rule.”  The Volcker Rule also requires covered banking entities to implement certain compliance programs, and the complexity and rigor of such programs is determined based on the asset size of the covered company. Upon completion of the HVB Merger, we will be subject to heightened compliance requirements as a covered banking entity with over $10 billion in assets. The rules were effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015. We continue to evaluate the impact of the Volcker Rule and the final rules adopted by the Federal Reserve thereunder, and whether it will require the Bank to divest any securities in its portfolio as a result of the Volcker Rule. The Bank may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule.

Durbin Amendment
The Dodd-Frank Act included provisions which restrict interchange fees to those which are “reasonable and proportionate” for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. This statutory provision is known as the “Durbin Amendment.”  The Federal Reserve issued final rules implementing the Durbin Amendment on June 29, 2011.  In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate.  The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, only apply to debit card issuers with $10 billion or more in total consolidated assets, which we expect the Bank will reach after the completion of the HVB Merger.

Transactions with Affiliates
Transactions between the Bank and its affiliates are regulated by the FRB under sections 23A and 23B of the Federal Reserve Act and related FRB regulations. These regulations limit the types and amounts of covered transactions engaged in by the Bank and generally require those transactions to be on an arm’s-length basis. The term “affiliate” is defined to mean any company that controls or is under common control with the Bank and includes the Company and its non-bank subsidiaries. “Covered transactions” include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In general, these regulations require that any such transaction by the Bank (or its subsidiaries) with an affiliate must be secured by designated amounts of specified collateral and must be limited to certain thresholds on an individual and aggregate basis.

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

Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York (“FHLBNY”), the Bank is required to acquire and hold shares of capital stock of the FHLBNY in an amount at least equal to the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For the Bank, the membership stock purchase requirement is 0.15% of the Mortgage-Related Assets, as defined by the FHLBNY, which consists principally of residential mortgage loans and mortgage-backed securities, held by the Bank. The activity-based stock purchase requirement is equal to the sum of: (1) a specified percentage ranging from 4.0% to 5.0%, which for the Bank is 4.5%, of outstanding borrowings from the FHLBNY; (2) a specified percentage ranging from 4.0% to 5.0%, which for the Bank is inapplicable, of the outstanding principal balance of Acquired Member Assets, as defined by the FHLBNY, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which for the Bank is inapplicable; and (4) a specified percentage ranging from 0% to 5%, which for the Bank is inapplicable, of the carrying value on the FHLBNY’s balance sheet of derivative contracts between the FHLBNY and the Bank. The FHLBNY can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLBNY capital plan. As of September 30, 2014, the Bank was in compliance with the minimum stock ownership requirement.

Federal Reserve System
FRB regulations require depository institutions to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $13.3 million and $89.0 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $89.0 million. The first $13.3 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. The Bank is in compliance with the foregoing requirements.

Consumer Protection Regulations
The Bank is subject to federal consumer protection statutes and regulations promulgated under those laws, including, but not limited to the following:

•	Truth-In-Lending Act and Regulation Z, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act and Regulation C, requiring financial institutions to provide certain information about home mortgage and refinanced loans;

•	Equal Credit Opportunity Act and Regulation B, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	Fair Credit Reporting Act and Regulation V, governing the provision of consumer information to credit reporting agencies and the use of consumer information; and

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies.

Deposit operations are also subject to:

•	The Truth in Savings Act and Regulation DD, which requires disclosure of deposit terms to consumers;

•	Regulation CC, which relates to the availability of deposit funds to consumers;

•
The Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
Electronic Funds Transfer Act and Regulation E, governing automatic deposits to, and withdrawals from, deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

In addition, the Bank may be subject to certain state laws and regulations designed to protect consumers.
Many of the foregoing laws and regulations are subject to change resulting from the provisions in the Dodd-Frank Act, which in many cases calls for revisions to implementing regulations. In addition, oversight responsibilities of these and other consumer protection laws and regulations will, in large measure, transfer from the Bank’s primary regulators to the CFPB, which will have supervisory authority over the Bank if, as anticipated, the Bank’s assets exceed $10 billion after the completion of the HVB Merger. We cannot predict the effect that being regulated by the CFPB, or any new or revised regulations that may result from its establishment, will have on our businesses.

Consumer Financial Protection Bureau
Created under the Dodd-Frank Act, and given extensive implementation and enforcement powers over all banks with over $10 billion in assets, which the Bank expects to reach with the HVB Merger, the CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks including, among other things, the authority to prohibit “unfair, deceptive, or abusive” acts and practices. Abusive acts or practices are defined as those that (1) materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service, or (2) take unreasonable advantage of a consumer’s (a) lack of financial savvy, (b) inability to protect himself in the selection or use of consumer financial products or services, or (c) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB has the authority to investigate possible violations of federal consumer financial law, hold hearings and commence civil litigation. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or an injunction.

ITEM 1A. Risk Factors

Changes in laws, government regulation and monetary policy may have a material effect on our results of operations
Financial institutions are the subject of significant legislative and regulatory laws, rules and regulations and may be subject to further additional legislation, rulemaking or regulation in the future, none of which is within our control. Significant new laws, rules or regulations or changes in, or repeals of, existing laws, rules or regulations, including, but not limited to, those with respect to federal and state taxation, may cause our results of operations to differ materially. In addition, the costs and burden of compliance have significantly increased and could adversely affect our ability to operate profitably. Further, federal monetary policy significantly affects credit conditions for the Bank, as well as for our borrowers, particularly as implemented through the Federal Reserve System, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings and reserve requirements. A material change in any of these conditions could have a material impact on the Bank or our borrowers, and therefore on our results of operations.

Recent legislative and regulatory initiatives to support the financial services industry have been coupled with numerous restrictions and requirements that could detrimentally affect our business.
The Dodd-Frank Act and the rules and regulations promulgated thereunder have and continue to significantly impact the United States bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

The Dodd-Frank Act broadens the base for FDIC insurance assessments. The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the DIF at a specific level. In addition, the Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits and the FDIC must seek to achieve the 1.35% ratio by September 30, 2020. The FDIC has issued regulations to implement these provisions of the Dodd-Frank Act. It has, in addition, established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute, although there is no implementation deadline for the 2% ratio. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level. The Bank’s FDIC insurance premiums increased substantially beginning in 2009, and we continue to expect to pay high premiums in the future. Any increase in our FDIC premiums could have a materially adverse effect on the Bank’s financial condition, results of operations and its ability to pay dividends.

Additionally, on December 10, 2013, five financial regulatory agencies, including the Bank’s primary federal regulator, the OCC, adopted final rules implementing a provision of the Dodd-Frank Act, commonly referred to as the Volcker Rule. The Volcker Rule prohibits banking entities from, among other things, engaging in short-term proprietary trading of securities, derivatives, commodity futures and options on these instruments for their own account; or owning, sponsoring, or having certain relationships with hedge funds or private equity funds, referred to as “covered funds.” The Volcker Rule also requires covered banking entities to implement certain compliance programs, policies and procedures. The complexity and rigor of such programs is determined based on the asset size of the covered company. Upon completion of the HVB Merger, we will be subject to heightened compliance requirements as a covered banking entity with over $10 billion in assets. The rules were effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015. We are currently evaluating the Volcker Rule. If we are required to divest any securities in our portfolio, hire additional compliance or personnel, design and implement additional internal controls or incur other significant expenses as a result of the Volcker Rule, it could result in impairments that could materially adversely affect our financial condition, results of operations and our ability to pay dividends or repurchase shares.

The Dodd-Frank Act also significantly impacts the various consumer protection laws, rules and regulations applicable to financial institutions. First, it rolls back the federal preemption of state consumer protection laws that was enjoyed by national banks by (1) requiring that a state consumer financial law prevent or significantly interfere with the exercise of a national bank’s powers before it can be preempted, (2) mandating that any preemption decision be made on a case by case basis rather than a blanket rule, and (3) ending the applicability of preemption to subsidiaries and affiliates of national banks. As a result, we may now be subject to state consumer protection laws in each state where we do business, and those laws may be interpreted and enforced differently in each state. In addition, the Dodd-Frank Act created the CFPB, which has assumed responsibility for supervising financial institutions which have assets of $10 billion or more for their compliance with the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Savings Act, among others (institutions which have assets of $10 billion or less will continue to be supervised in this area by their primary federal regulators) . While the Bank currently has less than $10 billion in assets, after the completion of the HVB Merger we believe that the Bank’s total assets will exceed $10 billion, thus making it subject to the CFPB’s supervision. Thus, in addition to a variety of new consumer protection laws, rules and regulations that we may be subject to, the Bank may also be subject to a new agency with evolving regulations and practices.

The scope and impact of many of the Dodd-Frank Act provisions, including the authority provided to the CFPB, will continue to be determined over time as rules and regulations are issued and become effective. As a result, we cannot predict the ultimate impact of the Dodd-Frank Act on us at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition, results of operations and our ability to pay dividends or repurchase shares. However, it is expected that at a minimum they will increase our operating and compliance costs. Compliance with these requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations and our ability to pay dividends or repurchase shares.

We are subject to extensive regulatory oversight.
We and our subsidiaries are subject to extensive supervision and regulation. The Company is supervised and regulated by the Federal Reserve and the Bank is supervised and regulated by the OCC. The application of laws, rules and regulations may vary as administered by the Federal Reserve and the OCC. In addition, the Company is subject to consolidated capital requirements and must serve as a source of strength to the Bank.

As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities and obtain financing. This regulatory structure is designed primarily for the protection of the DIF and our depositors, as well as other consumers and not to benefit our shareholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes, all of which can have a material adverse effect on our financial condition, results of operations and our ability to pay dividends or repurchase shares. Our regulators have also intensified their focus on bank lending criteria and controls, and on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements. There is also increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control. In order to comply with laws, rules, regulations, guidelines and examination procedures in the anti-money laundering area, we have been required to adopt new policies and procedures and to install new systems. We cannot be certain that the policies, procedures and systems we have in place to ensure compliance are without error and there is no assurance that in every instance we are in full compliance with these requirements.

Our failure to comply with applicable laws, rules and regulations could result in a range of sanctions, legal proceedings and enforcement actions, including the imposition of civil monetary penalties, formal agreements and cease and desist orders. In addition, the OCC and the FDIC have specific authority to take “prompt corrective action,” depending on our capital levels. For example, currently, we are considered “well-capitalized” for prompt corrective action purposes. If we are designated by the OCC as “adequately capitalized,” we would become subject to additional restrictions and limitations, such as the Bank’s ability to take brokered deposits becoming limited. If we were to be designated by the OCC in one of the lower capital levels (such as “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized”) we would be required to raise additional capital and also would be subject to progressively more severe restrictions on our operations, management and capital distributions; replacement of senior executive officers and directors; and, if we became “critically undercapitalized,” to the appointment of a conservator or receiver.

In addition, and as mentioned above in “Risk Factors - Recent legislative and regulatory initiatives to support the financial services industry have been coupled with numerous restrictions and requirements that could detrimentally affect our business,” the Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements and annual stress testing requirements. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities. To ensure compliance with these heightened requirements when effective, our regulators may require us to fully comply with these requirements or take actions to prepare for compliance even before the completion of the HVB Merger, when our or the Bank’s total assets could equal or exceed $10 billion. As a result, we may incur compliance-related costs before we might otherwise be required. Our regulators may also consider our preparation for compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters.

New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.
In 2013, the Federal Reserve, the FDIC and the OCC adopted final rules for the Basel III capital framework. These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as to the Bank. Beginning in 2015, our minimum capital requirements will be

(i) a common Tier 1 equity ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus Additional Tier 1 capital) of 6% and (iii) a total capital ratio of 8% (the current requirement). Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

General economic conditions in our market area could adversely affect us.
We are affected by the general economic conditions in the local markets in which we operate. When the recession began in 2008, the market experienced a significant downturn in which we saw falling home prices, rising foreclosures and an increased level of commercial and consumer delinquencies. Although economic conditions have improved, many businesses and individuals are still experiencing difficulty as a result of the recent economic downturn and protracted recovery. If economic conditions do not continue to improve, we could experience further adverse consequences, including a decline in demand for our products and services and an increase in problem assets, foreclosures and loan losses. Future economic conditions in our market will depend on factors outside of our control such as political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government, military and fiscal policies and inflation, any of which could negatively affect our performance and financial condition.

An inadequate allowance for loan losses would negatively impact our results of operations.
We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to avoid losses. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results. Volatility and deterioration in the broader economy may also increase our risk of credit losses. The determination of an appropriate level of allowance for loan losses is an inherently uncertain process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and charge-offs may exceed current estimates. We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as, including, but not limited to: the risk characteristics of various classifications of loans; previous loan loss experience; specific loans that have loss potential; delinquency trends; the estimated fair market value of the collateral; current economic conditions; the views of our regulators; and geographic and industry loan concentrations. If any of our evaluations are incorrect and/or borrower defaults result in losses exceeding our allowance for loan losses, our results of operations could be significantly and adversely affected. We cannot assure you that our allowance will be adequate to cover probable loan losses inherent in our portfolio.

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
The Company accounts for goodwill and other intangible assets in accordance with GAAP (as defined below), which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level using the two step approach. Testing for impairment of goodwill and intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of September 30, 2014, the fair value of Sterling Bancorp shares exceeds the recorded book value. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.

Commercial real estate, commercial & industrial and ADC loans expose us to increased risk and earnings volatility.
We consider our commercial real estate loans, commercial & industrial loans and ADC loans to be higher risk categories in our loan portfolio. These loans are particularly sensitive to economic conditions. At September 30, 2014, our portfolio of commercial real estate loans, including multi-family loans, totaled $1.8 billion, or 38.1% of total loans, our portfolio of commercial & industrial loans totaled $2.1 billion, or 43.7% of total loans, and our portfolio of ADC loans totaled $92.1 million, or 1.9% of total loans. We plan to continue to emphasize the origination of these types of loans, other than ADC loans, which we now make only on an exception basis.

Commercial real estate loans generally involve a higher degree of credit risk than residential loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend on the successful operation and management of the businesses which hold the loans, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In the case of commercial & industrial loans, although we strive to maintain high credit standards and limit exposure to any one borrower, the collateral for these loans often consists of accounts receivable, inventory and equipment. This type of collateral typically does not yield substantial recovery in the event we need to foreclose on it and may rapidly deteriorate, disappear, or be misdirected in advance of foreclosure. This adds to the potential that our charge-offs will be more volatile than we have experienced in the past, which could significantly negatively affect our earnings in any quarter. In addition, some of our ADC loans pose higher risk levels than the levels expected at origination, as projects may stall or sell at prices lower than expected. We continue to seek pay downs on loans with or without sales activity. While this portfolio may cause us to incur additional bad debt expense even if losses are not realized, such loans only comprise 1.9% of our loan portfolio.

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
Our financial condition and results of operations are significantly affected by changes in market interest rates. Our results of operations substantially depend on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. In recent years, our balance sheet has become more asset sensitive because our assets mature or re-price at a faster pace than our liabilities. If interest rates were to continue at existing levels or decline, net interest income would be adversely affected as asset yields would be expected to decline at faster rates than deposit or borrowing costs. A decline in net interest income may also occur, offsetting a portion or all gains in net interest income from assets re-pricing and increases in volume, if competitive market pressures limit our ability to maintain or lag deposit costs. Wholesale funding costs may also increase at a faster pace than asset re-pricing. As of September 30, 2014, we have $200.0 million in structured advances with the FHLB at an average cost of 4.23%. If interest rates were to approach or exceed this level, the FHLB may call those borrowings and offer replacement borrowings at current market rates which would be higher.

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

Changes in interest rates also affect the value of our interest earning assets and in particular our securities portfolio. Generally, the value of our securities fluctuates inversely with changes in interest rates. At September 30, 2014, our available for sale securities portfolio totaled $1.1 billion. Unrealized losses on securities available for sale, net of tax, amounted to $2.8 million and are reported as part of other comprehensive income (loss), included as a separate component of stockholders’ equity. Further decreases in the fair value of securities available for sale could have an adverse effect on stockholders’ equity.

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
Increasingly, we depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the Internet from both internal sources and external, third-party vendors. While to date we have not been subject to material cyber-attacks or other cyber incidents, we cannot guarantee all our systems are free from vulnerability to attack, despite safeguards we and our vendors have instituted. In addition, disruptions to our vendors’ systems may arise from events that are wholly or partially beyond our and our vendors’ control (including, for example, computer viruses or electrical or telecommunications outages). If information security is breached, despite the controls we and our third-party vendors have instituted, information can be lost or misappropriated, resulting in financial losses or costs to us or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would adversely affect our earnings. In addition, our reputation could be damaged which could result in loss of customers, greater difficulty in attracting new customers, or an adverse effect on the value of our common stock.

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
Our Board of Directors (the “Board”) has no current intention to sell control of Sterling Bancorp. Provisions of our certificate of incorporation and bylaws, federal regulations, Delaware law and various other factors may make it more difficult for companies or persons to acquire control of Sterling Bancorp without the consent of our Board. A shareholder may want a takeover attempt to succeed because, for example, a potential acquirer could offer a premium over the then prevailing market price of our common stock. The factors that may discourage takeover attempts or make them more difficult include:

(a) Certificate of Incorporation and statutory provisions.
Provisions of the certificate of incorporation and bylaws of Sterling Bancorp and Delaware law may make it more difficult and expensive to pursue a takeover attempt that our Board opposes. These provisions also would make it more difficult to remove our current Board, or to elect new directors. These provisions also include limitations on voting rights of beneficial owners of more than 10% of our common stock, super majority voting requirements for certain business combinations, and plurality voting. Our bylaws also contain provisions regarding the timing and content of stockholder proposals and nominations and qualification for service on the Board.

(b) Required change in control payments and issuance of stock options and recognition and retention plan shares.
We have entered into employment agreements with executive officers, which require payments to be made to them in the event their employment is terminated following a change in control of Sterling Bancorp or Sterling National Bank. We have issued stock grants and stock options in accordance with the 2004 Provident Bancorp Inc. Stock Incentive Plan and the Sterling Bancorp 2014 Stock Incentive Plan. In the event of a change in control, the vesting of stock and option grants would accelerate. In 2006, we adopted the Provident Bank & Affiliates Transition Benefit Plan. The plan calls for severance payments ranging from 12 weeks to one year for employees not covered by separate agreements if they are terminated in connection with a change in control of the Company.

Our ability to make opportunistic acquisitions is subject to significant risks, including the risk that regulators will not provide the requisite approvals.
We may make opportunistic whole or partial acquisitions of other banks, branches, financial institutions, or related businesses from time to time that we expect may further our business strategy, including through participation in FDIC-assisted acquisitions or assumption of deposits from troubled institutions. Any possible acquisition will be subject to regulatory approval, and there can be no assurance that we will be able to obtain such approval in a timely manner or at all. Even if we obtain regulatory approval, these acquisitions could involve numerous risks, including lower than expected performance or higher than expected costs, difficulties related to integration, difficulties and costs associated with consolidation and streamlining inefficiencies, diversion of management’s attention from other business activities, changes in relationships with customers, and the potential loss of key employees. In addition, we may not be successful in identifying acquisition candidates, integrating acquired institutions, or preventing deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions can be highly competitive, and we may not be able to acquire other institutions on attractive terms. There can be no assurance that we will be successful in completing or will even pursue future acquisitions, or if such transactions are completed, that we will be successful in integrating acquired businesses into operations. Our ability to grow may be limited if we choose not to pursue or are unable to successfully make acquisitions in the future.

Moreover, as noted previously, Hudson Valley and the Company have entered into a definitive agreement to merge the two companies. The HVB Merger will be subject to regulatory approval and the approval of both companies’ shareholders, and there can be no assurance that such approvals will be obtained in a timely manner or at all. Even if the approvals are obtained, the success of the HVB Merger, including anticipated benefits and cost savings, will depend, in part, on the Company’s ability to successfully combine and integrate the businesses of the predecessor companies in a manner that permits growth opportunities and does not result in the loss of key employees, the disruption of either company’s ongoing businesses, including existing customer relationships, or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the HVB Merger. Such integration will likely require the consolidation of financial centers in overlapping market areas to reduce redundancy and promote efficiency. As was the case with the Merger in the first quarter of fiscal 2014, consolidation of overlapping financial centers following the HVB Merger may result in restructuring charges, charges for asset write-downs and severance costs that we may not recoup until a date in the future, if at all. If the Company experiences difficulties with the integration process, the anticipated benefits of the HVB Merger may not be realized fully or at all, or may take longer to realize than expected.

Our results of operations, financial condition or liquidity may be adversely impacted by issues arising from certain industry deficiencies in foreclosure practices, including delays and challenges in the foreclosure process.
Over the past few years, foreclosure time lines have increased due to, among other reasons, delays associated with the significant increase in the number of foreclosure cases as a result of the economic downturn, federal and state legal and regulatory actions, including additional consumer protection initiatives related to the foreclosure process and voluntary and, in some cases, mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure. Residential mortgages in particular may present us with foreclosure process issues. Residential mortgages, for example, are 12% of our total loan portfolio, but constitute 32.1% of our non-accrual loans. Collateral for many of our residential loans is located within the State of New York, where there may continue to be foreclosure process and timeline issues. Further increases in the foreclosure time-line may have an adverse effect on collateral values and our ability to minimize our losses.

The Company depends on its executive officers and key personnel to continue the implementation of its long-term business strategy and could be harmed by the loss of their services.
The Company believes that its continued growth and future success will depend in large part on the skills of its management team and its ability to motivate and retain these individuals and other key personnel. In particular, the Company relies on the leadership of its Chief Executive Officer, Jack Kopnisky. The loss of service of Mr. Kopnisky or one or more of the Company’s other executive officers or key personnel could reduce the Company’s ability to successfully implement its long-term business strategy, its business could suffer and the value of the Company’s common stock could be materially adversely affected. Leadership changes will occur from time to time and the Company cannot predict whether significant resignations will occur or whether the Company will be able to recruit additional qualified personnel. The Company believes its management team possesses valuable knowledge about the banking industry and the Company’s markets and that their knowledge and relationships would be very difficult to replicate. Although the Chief Executive Officer, Chief Financial Officer and other executive officers have entered into employment agreements with the Company, it is possible that they may not complete the term of their employment agreements or renew them upon expiration. The Company’s success also depends on the experience of its branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key personnel could negatively impact the Company’s banking operations. The loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on the Company’s business, financial condition or operating results.

ITEM 1B.	Unresolved Staff Comments

Not Applicable.

ITEM 2.	Properties

We maintain our executive offices, commercial lending division and wealth management and back office operations departments at a leased facility located at 400 Rella Boulevard, Montebello, New York consisting of 48,623 square feet. At September 30, 2014, we conducted our business through 32 full-service financial centers which serve the New York Metro Market and the New York Suburban Market. Of these financial centers, seven are located in Orange County, New York and nine in Rockland County, New York. We operate five offices in Ulster, Sullivan, Westchester and Putnam Counties in New York, seven offices in New York City, three offices in Long Island and 1 office in Bergen County, New Jersey. Additionally, 12 of our financial centers are owned and 20 are leased.

In addition to our financial center network and corporate headquarters, we lease four additional properties which are used for general corporate purposes and 26 other real estate owned properties located in Putnam, Orange, Rockland, Sullivan and Ulster counties. See Note 5. “Premises and Equipment, net” to the consolidated financial statements for further detail on our premises and equipment.
Item 3. Legal Proceedings
Note 16. “Commitments and Contingencies - Litigation” to the consolidated financial statements contained in Item 8. hereof is incorporated herein by reference. The Company does not anticipate that the aggregate liability arising out of litigation pending against the Company and its subsidiaries will be material to its consolidated financial statements.

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

Quarter ended	High	Low	Cash dividends declared
September 30, 2014	$13.34	$11.60	$0.07
June 30, 2014	13.00	10.84	0.07
March 31, 2014	13.34	11.73	0.07
December 31, 2013	13.52	10.71	—
September 30, 2013	11.32	9.36	0.12
June 30, 2013	9.55	8.69	0.06
March 31, 2013	9.71	8.59	0.06
December 31, 2012	9.83	8.62	0.06

As of September 30, 2014, there were 83,628,267 shares of the Company’s common stock outstanding held by 5,471 holders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms). The closing price per share of common stock on September 30, 2014, the last trading day of the Company’s fiscal year, was $12.79.
The Board is committed to continuing to pay regular cash dividends; however, there can be no assurance as to future dividends because they are dependent upon the Company’s future earnings, capital requirements and financial condition. In connection with the Merger, the Company accelerated the dividend that would have been regularly declared in the quarter ended December 31, 2013 to the quarter ended September 30, 2013. Therefore, the Company declared cash dividends of $0.12 per share in the quarter ended September 30, 2013 and did not declare a dividend in the quarter ended December 31, 2013.
See the section captioned “Regulation” included in Item 1. “Business”, the section captioned “Capital and Liquidity” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14. “Stockholders’ Equity” to the consolidated financial statements all of which are included elsewhere in this report, for additional information regarding our common stock and our ability to pay dividends.

Performance Graph
Set forth below is a stock performance graph comparing the cumulative total shareholder return on Sterling Bancorp common stock with (a) the cumulative total return on the S&P 500 Composite Index and (b) the SNL Mid-Atlantic Bank Index, measured as of the last trading day of each year shown. The graph assumes an investment of $100 on September 30, 2009 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future stock performance.

	Performance at September 30,
Index	2009	2010	2011	2012	2013	2014
Sterling Bancorp	100.00	90.20	64.30	107.17	127.21	152.93
S&P 500 Index	100.00	110.16	111.42	145.07	173.13	207.30
SNL Mid-Atlantic Bank Index	100.00	89.97	71.02	94.54	127.03	145.65
This stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K under the Securities Act, or the Securities Exchange Act of 1934, as amended, except to the extent that Sterling Bancorp specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Issuer Purchases of Equity Securities
The following table reports information regarding purchases of the Company’s common stock during the fourth fiscal quarter of 2014 and the stock repurchase plan approved by the Board:

	Total Number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
Period (2014)
July 1 — July 31	—	$—	—	776,713
August 1 — August 31	—	—	—	776,713
September 1 — September 30	—	—	—	776,713
Total	—	$—	—

[1]	The Company announced its fifth repurchase program on December 17, 2009 authorizing the repurchase of 2,000,000 shares of which 776,713 remain available for repurchase.

ITEM 6.	Selected Financial Data

The following summary data is based in part on the consolidated financial statements and accompanying notes, and other schedules appearing elsewhere in this Form 10-K. Comparability of the selected financial data at or for the year ended September 30, 2014 to earlier periods is affected by the Merger. See discussion of the Merger in Item 1. “Business”, in Item 7. “Management’s Discussion and Analysis, and in Note 2. “Acquisitions” in the consolidated financial statements. Historical data is also based in part on, and should be read in conjunction with, prior filings with the SEC. Additional information is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included as Item 7 and Item 8 of this Report, respectively.

	At or for the year ended September 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Selected financial condition data:
Period end:
Total assets	$7,337,387	$4,049,172	$4,022,982	$3,137,402	$3,021,025
Loans, net (1)	4,719,826	2,384,021	2,091,190	1,675,882	1,670,698
Securities available for sale	1,110,813	954,393	1,010,872	739,844	901,012
Securities held to maturity	579,075	253,999	142,376	110,040	33,848
Deposits	5,298,654	2,962,294	3,111,151	2,296,695	2,142,702
Borrowings	939,069	560,986	345,176	323,522	363,751
Stockholders’ equity	961,138	482,866	491,122	431,134	430,955
Average:
Total assets	$6,757,094	$3,815,609	$3,195,299	$2,949,251	$2,913,560
Loans, net (1)	4,120,749	2,216,871	1,806,136	1,665,360	1,656,016
Securities available for sale	1,175,618	950,628	801,792	880,624	836,130
Securities held to maturity	517,270	172,642	165,722	28,787	42,903
Deposits	4,921,930	2,856,640	2,366,263	2,082,727	1,978,380
Borrowings	814,409	446,916	356,296	422,816	488,330
Stockholders’ equity	906,134	489,412	447,065	427,290	425,408
Selected income statement data:
Interest and dividend income	$246,906	$132,061	$115,037	$112,614	$119,774
Interest expense	28,918	19,894	18,573	21,324	26,440
Net interest income	217,988	112,167	96,464	91,290	93,334
Provision for loan losses	19,100	12,150	10,612	16,584	10,000
Net interest income after provision for loan losses	198,888	100,017	85,852	74,706	83,334
Non-interest income	47,370	27,692	32,152	29,951	27,201
Non-interest expense	208,428	91,041	91,957	90,111	83,170
Income before income tax expense	37,830	36,668	26,047	14,546	27,365
Income tax expense	10,152	11,414	6,159	2,807	6,873
Net income	$27,678	$25,254	$19,888	$11,739	$20,492
Per share data:
Basic earnings per share	$0.34	$0.58	$0.52	$0.31	$0.54
Diluted earnings per share	0.34	0.58	0.52	0.31	0.54
Dividends declared per share	0.21	0.30	0.24	0.24	0.24
Dividend payout ratio	61.8%	51.7%	45.2%	77.4%	44.4%
Book value per share	$11.49	$10.89	$11.12	$11.39	$11.26
Common shares outstanding:
Weighted average shares basic	80,268,970	43,734,425	38,227,653	37,452,596	37,161,180
Weighted average shares diluted	80,534,043	43,783,053	38,248,046	37,453,542	38,185,122
_________________________
See legend on the following page.

	At or for the year ended September 30,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Performance ratios:
Return on assets (ratio of net income to average total assets)	0.41%	0.63%	0.62%	0.40%	0.70%
Return on equity (ratio of net income to average equity)	3.1	5.2	4.5	2.8	4.8
Net interest margin (2)	3.74	3.37	3.51	3.65	3.78
Core operating efficiency ratio(3)	59.4	63.7	69.7	72.1	69.1
Capital ratios (Company):(4)
Equity to total assets at end of period	13.10%	11.90%	12.21%	13.74%	14.27%
Average equity to average assets	13.41	12.82	13.99	14.49	14.60
Tier 1 leverage ratio	8.12	—	—	—	—
Tier 1 risk-based capital ratio	10.33	—	—	—	—
Total risk-based capital ratio	11.10	—	—	—	—
Regulatory capital ratios (Bank):
Tier 1 leverage ratio	9.34%	9.33%	7.56%	8.14%	8.43%
Tier 1 risk-based capital ratio	11.94	13.18	12.16	11.85	12.09
Total risk-based capital ratio	12.71	14.24	13.36	13.03	13.34
Asset quality data and ratios:
Allowance for loan losses	$40,612	$28,877	$28,282	$27,917	$30,843
Non-performing loans	50,963	26,906	39,814	40,567	26,840
Non-performing assets	58,543	32,928	46,217	45,958	30,731
Net charge-offs	7,365	11,555	10,247	19,510	9,207
Non-performing assets to total assets	0.80%	0.81%	1.15%	1.46%	1.02%
Non-performing loans to total loans (1)	1.07	1.12	1.88	2.38	1.58
Allowance for loan losses to non-performing loans	80	107	71	69	115
Allowance for loan losses to total loans	0.85	1.20	1.47	1.64	1.81
Net charge-offs to average loans	0.24	0.52	0.56	1.17	0.56

_________________________

(1)	Excludes loans held for sale.

(2)
The net interest margin represents net interest income as a percent of average interest-earning assets for the period. Net interest income is commonly presented on a tax-equivalent basis. This is to the extent that some component of the institution’s net interest income will be exempt from taxation (e.g., was received as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added back to the net interest income total. This adjustment is considered helpful in comparing one financial institution’s net interest income (pre-tax) to that of another institution, as each will have a different proportion of tax-exempt items in their portfolios.

(3)	The core operating efficiency ratio is a non-GAAP measure and is reconciled on page 27.

(4)
Prior to the Merger, the Company was a unitary savings and loan holding company and as a result was not required to maintain or report regulatory capital ratios. The Company became a bank holding company in connection with the Merger and has maintained and reported regulatory capital ratios since December 31, 2013.

The following tables show the reconciliation of the core operating efficiency ratio, core net income and core earnings per share which are non-GAAP financial measures:

	For the year ended September 30,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Net interest income	$217,988	$112,167	$96,464	$91,290	$93,334
Non-interest income	47,370	27,692	32,152	29,951	27,201
Total net revenues	265,358	139,859	128,616	121,241	120,535
Tax equivalent adjustment on securities interest income	5,628	3,060	3,498	4,007	4,186
Net (gain) on sale of securities	(641)	(7,391)	(10,452)	(10,011)	(8,157)
Other than temporary loss on securities	—	32	47	278	—
Other (other gains and fair value loss on interest rate caps)	(93)	77	(12)	197	1,160
Core total revenues	270,252	135,637	121,697	115,712	117,724
Non-interest expense	208,428	91,041	91,957	90,111	83,170
Merger-related expense	(9,455)	(2,772)	(5,925)	(255)	—
Charge for asset write-downs, banking systems conversion, retention and severance	(26,590)	(564)	—	(3,201)	—
Gain on sale of financial center and redemption of TRUPs	1,637	—	—	—	—
Amortization of intangible assets	(9,408)	(1,296)	(1,245)	(1,426)	(1,849)
Charge on benefit plan settlement	(4,095)	—	—	(1,772)	—
Core non-interest expense	$160,517	$86,409	$84,787	$83,457	$81,321
Core operating efficiency ratio	59.4%	63.7%	69.7%	72.1%	69.1%

	For the year ended September 30,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Income before income tax expense	$37,830	$36,668	$26,047	$14,546	$27,365
Income tax expense	10,152	11,414	6,159	2,807	6,873
Net income	27,678	25,254	19,888	11,739	20,492

Net (gain) on sale of securities	(641)	(7,391)	(10,452)	(10,011)	(8,157)
Gain on sale of financial center and redemption of TRUPs	(1,637)	—	—	—	—
Merger-related expense	9,455	2,772	5,925	255	—
Charge for asset write-downs, banking systems conversion, retention and severance	26,591	564	—	3,201	—
Charge on benefit plan settlement	4,095	—	—	1,772	—
Amortization of non-compete agreements	5,489	—	—	—	—
Total charges (gains)	43,352	(4,055)	(4,527)	(4,783)	(8,157)
Income tax (benefit)	(13,188)	1,245	1,070	923	2,049
Total non-core charges (gains) net of taxes	30,164	(2,778)	(3,457)	(3,860)	(6,108)
Core net income	$57,842	$22,476	$16,431	$7,879	$14,384
Weighted average diluted shares	80,534,043	43,783,053	38,248,046	37,453.542	38,185,122
Diluted EPS as reported	$0.34	$0.58	$0.52	$0.31	$0.54
Core diluted EPS (excluding total charges)	0.72	0.51	0.43	0.21	0.38
The Company believes the non-GAAP information shown above provides useful information to investors to assess the Company’s core operating performance.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
We make statements in this Report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses and/or other financial, business or strategic matters regarding or affecting Sterling Bancorp that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “outlook,” “target,” “estimate,” “forecast,” “project” by future conditional verbs such as “will,” “should,” “would,” “could” or “may,” or by variations of such words or by similar expressions. These statements are not historical facts, but instead represent our current expectations, plans or forecasts and are based on the beliefs and assumptions of the management and the information available to management at the time that these disclosures were prepared.

Forward-looking statements are subject to numerous assumptions, risks (both known and unknown) and uncertainties, and other factors which change over time. Forward-looking statements speak only as of the date they are made. We do not assume any duty and do not undertake to update our forward-looking statements. Because forward-looking statements are subject to assumptions, risks, uncertainties, and other factors actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements and future results could differ materially from our historical performance.

The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

•
our Company’s ability to successfully implement growth, expense reduction and other strategic initiatives and to integrate and fully realize cost savings and other benefits we estimate in connection with acquisitions generally;

•
continued implementation of our team based business strategy, including customer acceptance of our products and services and the perceived overall value, pricing and quality of them, compared to our competitors;

•
the possibility that the benefits anticipated from the HVB Merger will not be fully realized, the possibility the HVB Merger may not close, and other risks in connection with the proposed transaction and integration of HVB;

•
legislative and regulatory changes such as the Dodd-Frank Act and its implementing regulations that adversely affect our business, including changes in regulatory policies and principles or the interpretation of regulatory capital or other rules;

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

•	our use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;

•	changes in other economic, competitive, governmental, regulatory, and technological factors affecting our markets, operations, pricing, products, services and fees; and

•	our success at managing the risks involved in the foregoing and managing our business.

Additional factors that may affect our results are discussed in this Report on Form 10-K under “Item 1A, Risk Factors” and elsewhere in this Report or in other filings with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. You should read such statements carefully.

Critical Accounting Policies
Our accounting and reporting policies are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the banking industry. Accounting policies considered critical to our financial results include the allowance for loan losses, accounting for goodwill and other intangible assets, accounting for deferred income taxes and the recognition of interest income.

Allowance for Loan Losses. The methodology for determining the allowance for loan losses is considered by the Company to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. We evaluate our loans at least quarterly, review their risk components, the carrying value of loans as a part of that evaluation and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, our regulatory agencies periodically review the allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.
See Note 1. “Basis of Financial Statement Presentation and Summary of Significant Accounting Policies” to our notes to the consolidated financial statements for a discussion of the risk components. We consistently review the risk components to identify any changes in trends.
Business Combinations. The Company accounts for business combinations under the purchase method of accounting. The application of this method of accounting requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are amortized, accreted or depreciated from those that are recorded as goodwill. Our estimates of the fair values of assets acquired and liabilities assumed are based upon assumptions that we believe to be reasonable, and whenever necessary, include assistance from independent third-party appraisal and valuation firms.
Goodwill, Trade Names and Other Intangible Assets. The Company accounts for goodwill, trade names and other intangible assets in accordance with GAAP, which, in general, requires that goodwill and trade names not be amortized, but rather that they be tested for impairment at least annually. The Company assesses qualitative factors to determine whether it is more likely than not (i.e., a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assesses relevant events and circumstances (e.g., macroeconomic conditions, industry and market considerations, overall financial performance and other relevant Company-specific events). If, after assessing the totality of events or circumstances such as those described above, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. Testing for impairment of goodwill, trade names and other intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.
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

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.
Interest income. Interest income on loans, securities and other interest-earning assets is accrued monthly unless the Company considers the collection of interest to be doubtful. Loans are placed on non-accrual status upon the earlier of (i) when payments are contractually past due 90 days or more, or (ii) when we have determined that the borrower is unlikely to meet contractual principal or interest obligations, unless the assets are well secured and in the process of collection. At such time, unpaid interest is reversed by charging interest income for interest in the current fiscal year or the allowance for loan losses with respect to prior year income. Interest payments received on non-accrual loans (including impaired loans) are not recognized as income unless future collections are reasonably assured. Loans are returned to accrual status when collectability is no longer considered doubtful. Loans the Company acquired in mergers are initially recorded at fair value which involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. The Company continues to evaluate reasonableness of expectations for the timing and amount of cash to be collected. Subsequent decreases in expected cash flows may result in changes in the amortization or accretion of fair market value adjustments, and in some cases may result in the loan being considered impaired.

General
The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of September 30, 2014 and 2013 and results of operations for each of the years in the three-year period ended September 30, 2014. The Merger was effective October 31, 2013, which significantly impacts comparisons to earlier periods. The Merger and the acquisition of Gotham Bank of New York were accounted for as purchase transactions, and accordingly, their related results of operations are included from the date of acquisition. The MD&A should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other information contained in this report.

On October 31, 2013, we completed the Merger of Legacy Sterling and Legacy Provident. This acquisition was consistent with our strategy of expanding in the greater New York metropolitan region and focusing on commercial banking. We believe the Merger has created a larger, more a more profitable company by combining Legacy Provident’s differentiated team-based distribution channels with Legacy Sterling’s diverse commercial and consumer lending product capabilities. The Merger has allowed us to accelerate loan growth, improve our ability to gather low cost core deposits and generate substantial cost savings and revenue enhancement opportunities.

The Merger has significantly diversified our business. Legacy Sterling was predominately a commercial & industrial lender which has complemented our loan portfolio, which was substantially collateralized by real estate. Further, Legacy Sterling provides us greater non-interest income revenue streams. On a combined basis, we anticipate greater than 20% of our total revenues will consist of non-interest income over time.

Results of Operations
In fiscal 2014, the Company reported net income of $27.7 million, or $0.34 per diluted common share, compared to net income of $25.3 million, or $0.58 per diluted common share, in fiscal 2013 and $19.9 million, or $0.52 per diluted common share in fiscal 2012. In connection with the Merger, the Company issued 39.1 million common shares, which increased weighted average diluted shares outstanding from 43.8 million in fiscal 2013 to 80.5 million in fiscal 2014.

The table below summarizes the Company’s results of operations on a tax-equivalent basis. Tax equivalent adjustments are the result of increasing income from tax-free securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Selected income statement data, net interest margin, return on average assets, return on average common equity and dividends per common share for the comparable periods follows:

	For the fiscal year ended September 30,
	2014	2013	2012
	(Dollars in Thousands)
Tax equivalent net interest income	$223,616	$115,227	$99,962
Less tax equivalent adjustment	(5,628)	(3,060)	(3,498)
Net interest income	217,988	112,167	96,464
Provision for loan losses	19,100	12,150	10,612
Non-interest income	47,370	27,692	32,152
Non-interest expense	208,428	91,041	91,957
Income before income tax expense	37,830	36,668	26,047
Income tax expense	10,152	11,414	6,159
Net income	$27,678	$25,254	$19,888

Earnings per common share - basic	$0.34	$0.58	$0.52
Earnings per common share - diluted	0.34	0.58	0.52
Dividends per common share	0.21	0.30	0.24
Return on assets	0.41%	0.63%	0.62%
Return on common equity	3.1	5.2	4.5
Average equity to average assets	13.4	12.8	14.0

Net income increased $2.4 million in fiscal 2014 compared to fiscal 2013. Results in fiscal 2014 were positively impacted by the Merger and organic growth generated through our commercial banking teams. This resulted in a $108.4 million increase in tax equivalent net interest income and a $19.7 million increase in non-interest income between the periods. Results in fiscal 2014 were also impacted by merger-related expenses associated with the Merger, and charges for asset write-downs, the settlement of benefit plan obligations, costs associated with our banking systems conversion and other charges, which totaled $45.6 million. Excluding the impact of these items, net income was $57.8 million, and diluted earnings per share were $0.72 in fiscal 2014. Please refer to Item 6. “Selected Financial Data” for a reconciliation of this non-GAAP financial measure.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income is the the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 82.1% of total revenue in fiscal 2014. Net interest margin is the ratio of taxable equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest bearing liabilities impact net interest income and net interest margin.

The Company is primarily funded by core deposits, with non-interest bearing demand deposits being a significant source of funding. This lower cost funding base has had a positive impact on the Company’s net interest income and net interest margin and is expected to do so in a rising interest rate environment.

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

	For the year ended September 30,
	2014			2013			2012
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest earning assets:
Loans (1)	$4,120,749	$202,982	4.93%	$2,216,871	$107,810	4.86%	$1,806,136	$91,010	5.04%
Securities taxable	1,371,703	30,067	2.19%	948,884	17,509	1.85%	778,994	16,537	2.12%
Securities tax exempt	321,185	16,081	5.01%	174,386	8,742	5.01%	188,520	9,996	5.30%
Interest earning deposits	109,626	292	0.27%	59,375	193	0.33%	51,351	127	0.25%
FRB and FHLB Stock	56,104	3,112	5.55%	23,905	867	3.63%	18,901	865	4.58%
Total interest earnings assets	5,979,367	252,534	4.22%	3,423,421	135,121	3.95%	2,843,902	118,535	4.17%
Non-interest earning assets	777,727			392,188			351,397
Total assets	$6,757,094			$3,815,609			$3,195,299
Interest bearing liabilities:
Demand deposits	$706,160	$571	0.08%	$466,110	$391	0.08%	$399,819	$483	0.12%
Savings deposits (2)	622,414	876	0.14%	572,246	973	0.17%	485,624	393	0.08%
Money market deposits	1,458,852	5,096	0.35%	819,442	2,436	0.30%	671,325	2,194	0.33%
Certificates of deposit	554,396	2,421	0.44%	352,469	2,123	0.60%	289,230	2,511	0.87%
Senior notes(3)	98,202	4,401	5.98%	24,478	1,431	5.85%	19,136	753	3.93%
Other borrowings	716,207	15,553	2.17%	422,438	12,540	2.97%	337,160	12,239	3.65%
Total interest bearing liabilities	4,156,231	28,918	0.70%	2,657,183	19,894	0.75%	2,202,294	18,573	0.84%
Non-interest bearing deposits	1,580,108			646,373			520,265
Other non-interest bearing liabilities	114,621			22,641			25,675
Total liabilities	5,850,960			3,326,197			2,748,234
Stockholders’ equity	906,134			489,412			447,065
Total liabilities and Stockholders’ equity	$6,757,094			$3,815,609			$3,195,299
Net interest rate spread (4)			3.52%			3.20%			3.33%
Net interest earning assets (5)	$1,823,136			$766,238			$641,608
Net interest margin		223,616	3.74%		115,227	3.37%		99,962	3.51%
Less tax equivalent adjustment		(5,628)			(3,060)			(3,498)
Net interest income		$217,988			$112,167			$96,464
Ratio of interest earning assets to interest bearing liabilities		143.9%			128.8%			129.1%

(1)	Includes the effect of net deferred loan origination fees and costs, allowance for loan losses, and non-accrual loans. Includes prepayment fees and late charges.

(2)	Includes club accounts and interest bearing mortgage escrow balances.

(3)
Senior notes for fiscal 2014 and 2013 represent the notes issued July 2, 2013, as described in Note 8. “Borrowings and Senior Notes” in the consolidated financial statements. The balance of senior notes shown in fiscal 2012 represents FDIC insured senior unsecured debt that was repaid in February 2012.

(4)	Net interest rate spread represents the difference between the tax equivalent yield on average interest earning assets and the cost of average interest bearing liabilities.

(5)	Net interest earning assets represents total interest earning assets less total interest bearing liabilities.

The following table presents the dollar amount of changes in interest income (on a fully tax equivalent basis) and interest expense for the major categories of our interest earning assets and interest bearing liabilities. Information is provided for each category of interest earning assets and interest bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	2014 vs. 2013			2013 vs. 2012
	Increase (Decrease) due to		Total increase	Increase (Decrease) due to		Total increase
	Volume	Rate	(decrease)	Volume	Rate	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$95,915	$(743)	$95,172	$20,489	$(3,689)	$16,800
Securities taxable	8,891	3,667	12,558	3,269	(2,297)	972
Securities tax exempt	7,339	—	7,339	(725)	(529)	(1,254)
Interest earning deposits	141	(42)	99	22	44	66
FRB and FHLB Stock	1,612	633	2,245	180	(178)	2
Total interest earning assets	113,898	3,515	117,413	23,235	(6,649)	16,586
Interest bearing liabilities:
NOW deposits	180	—	180	76	(168)	(92)
Savings deposits	82	(179)	(97)	79	501	580
Money market deposits	2,192	468	2,660	456	(214)	242
Certificates of deposit	973	(675)	298	485	(873)	(388)
Senior notes	3,378	(408)	2,970	247	431	678
Other borrowings	6,508	(3,495)	3,013	2,764	(2,463)	301
Total interest bearing liabilities	13,313	(4,289)	9,024	4,107	(2,786)	1,321
Less tax equivalent adjustment	2,568	—	2,568	(245)	(193)	(438)
Change in net interest income	$98,017	$7,804	$105,821	$19,373	$(3,670)	$15,703

Tax equivalent net interest income in fiscal 2014 increased $108.4 million, or 94.1%, compared to fiscal 2013. The increase was the result of an increase in average balances in interest earning assets due to the Merger and organic growth generated by our commercial banking teams. The average volume of interest earning assets increased $2.6 billion, or 74.7% in fiscal 2014 relative to the prior year. In addition, net interest margin increased 37 basis points to 3.74% in fiscal 2014 from 3.37% in fiscal 2013. The increase in net interest margin was mainly due to an increase in the yield on interest earning assets which was 4.22% in fiscal 2014 compared to 3.95% in fiscal 2013. The increase was principally the result of higher yielding loans acquired in the Merger and a rebalancing of earning assets from investment securities to higher yielding loans. For the fiscal year ended September 30, 2014, our securities to earning assets ratio was 28.3% versus 32.8% at September 30, 2013.

Tax equivalent net interest income increased $15.3 million in fiscal 2013 compared to the prior year. The increase was due to an increase in average loan balances of $410.7 million to $2.2 billion, which increased interest income by $20.5 million. This was partially offset by an 18 basis points decline in the yield on loans to 4.86% in fiscal 2013 as compared to 5.04% in fiscal 2012 which reduced interest income on loans by $3.7 million. The increase in loan volume was due to organic growth generated by our commercial banking teams and our successful retention of Gotham Bank clients and interest earning assets; the decline in loan yields reflects mainly the repayment of loans originated in prior periods that were replaced with new loan originations at lower rates of interest in the current market environment.

The balance of average loans outstanding increased $1.9 billion, or 85.9% in fiscal 2014. In connection with the Merger, we acquired $1.7 billion of loans on October 31, 2013 and increased average loans outstanding during the year through organic growth. Loans accounted for 68.9% of average interest earning assets in fiscal 2014 compared to 64.8% in fiscal 2013 and 63.5% in fiscal 2012. The average yield on loans was 4.93% in fiscal 2014 compared to 4.86% in fiscal 2013 and 5.04% in fiscal 2012.

Tax equivalent interest income on securities increased $19.9 million, or 75.8% in fiscal 2014, which was mainly the result of an increase of $569.6 million, or 50.7% in the average balance of securities over the period. In connection with the Merger, we acquired $607.9 million of securities on October 31, 2013. The tax equivalent yield on securities was 2.73% in fiscal 2014 compared to 2.34% in fiscal 2013 and 2.74% in fiscal 2012. The increase in tax equivalent yield in fiscal 2014 was mainly due to the proportion of tax exempt securities which comprised 19.0% of average securities in fiscal 2014 compared to 15.5% in fiscal 2013 and a rebalancing of the securities portfolio due to the Merger, which increased the yield on taxable securities in fiscal 2014 to 2.19% compared to 1.85% in fiscal 2013. The 40 basis point decline in the tax equivalent yield on securities between fiscal 2012 and 2013 was due to overall declines in market rates of interest.

Average deposits increased $2.1 billion, or 72.3% in fiscal 2014 and were $4.9 billion compared to $2.9 billion in fiscal 2013 and $2.4 billion in fiscal 2012. The increase in the average balance of deposits was mainly due to the Merger, as we assumed $2.3 billion in deposits on October 31, 2013. Average interest bearing deposits increased $1.1 billion, or 51.2%, in fiscal 2014 and $364.3 million, or 19.7%, in fiscal 2013 compared to fiscal 2012. Average non-interest bearing deposits increased $933.7 million and were $1.6 billion in fiscal 2014 compared to $646.4 million in fiscal 2013 and $520.3 million in fiscal 2012. The average cost of interest bearing deposits was 0.27% in fiscal 2014 and 2013 and was 0.30% in fiscal 2012. The cost of deposits reflects the current low interest rate environment.

Average borrowings increased $367.5 million, or 82.2% in fiscal 2014 and were $814.4 million compared to $446.9 million in fiscal 2013 and $356.3 million in fiscal 2012. The increase in average borrowings in fiscal 2014 was required to fund loan growth and included the $100.0 million of senior notes issued in connection with the Merger. Average borrowings also included $25.7 million of subordinated debentures which were redeemed in June 2014. The average cost of borrowings was 2.45% for fiscal 2014 compared to 3.13% in fiscal 2013 and 3.65% in fiscal 2012. The decline in the average cost of borrowings between the periods was mainly due to an increase in short-term FHLB borrowings as a percentage of total average borrowings.

Provision for Loan Losses. The provision for loan losses is determined by the Company as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level that is the Company’s best estimate of probable incurred credit losses inherent in the outstanding loan portfolio. The provision for loan losses totaled $19.1 million in fiscal 2014 compared to $12.2 million in fiscal 2013 and $10.6 million in fiscal 2012. See the section captioned “Loans - Provision for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-interest income. The components of non-interest income were as follows:

	For the year ended September 30,
	2014	2013	2012
	(Dollars in Thousands)
Accounts receivable management / factoring commissions and other related fees	$13,146	$—	$—
Mortgage banking income	8,086	1,979	1,897
Deposit fees and service charges	15,595	10,964	11,377
Net gain on sale of securities	641	7,391	10,452
Bank owned life insurance	3,080	1,998	2,050
Investment management fees	2,209	2,413	3,143
Other	4,613	2,947	3,233
Total non-interest income	$47,370	$27,692	$32,152

Non-interest income was $47.4 million in fiscal 2014, compared to $27.7 million in fiscal 2013 and $32.2 million in fiscal 2012. Included in non-interest income is net gain on sale of securities which was $641 thousand in fiscal 2014, compared to $7.4 million in fiscal 2013 and $10.5 million in fiscal 2012. Net gain on sale of securities is impacted significantly by changes in market interest rates and strategies we use to manage liquidity and interest rate risk. Excluding net gain on sale of securities, non-interest income was $46.7 million in fiscal 2014 compared to $20.3 million in fiscal 2013 and $21.7 million in fiscal 2012. The main driver of growth between fiscal 2013 and fiscal 2014 were fees generated in accounts receivable management and mortgage banking income as a result of the Merger. Our goal is to grow non-interest income excluding securities gains to over 20% of net interest income plus non-interest income excluding securities gains. This ratio was 17.7% in fiscal 2014 compared to 15.3% in fiscal 2013 and 18.4% in fiscal 2012.

Accounts receivable management / factoring commissions and other related fees represents fees generated in our factoring and payroll finance businesses. In factoring, we receive a nonrefundable factoring fee, which is generally a percentage of the factored receivables or sales volume and is designed to compensate us for the bookkeeping and collection services provided and, if applicable, the credit review of the client’s customer and assumption of customer credit risk. In payroll finance, we provide outsourcing support services for clients in the temporary staffing industry. We generate fee income in exchange for providing full back-office, payroll, tax and accounting services to independently-owned temporary staffing companies. Accounts receivable management / factoring commissions and other related fees totaled $13.1 million in fiscal 2014.

Mortgage banking income represents mortgage banking and brokerage business conducted through loan production offices located principally in New York City and through our financial centers. The Merger substantially increased our mortgage banking volume; mortgage banking revenue was $8.1 million in fiscal 2014 compared to $2.0 million in fiscal 2013 and $1.9 million in fiscal 2012.

Deposit fees and service charges increased by $5.6 million to $15.6 million in fiscal 2014, as the average balance of deposits increased by $2.1 billion over average balances in fiscal 2013. The decline in deposit fees and service charges of $413 thousand in fiscal 2013 compared to fiscal 2012 was mainly caused by a change in the composition of our deposits, as deposits gathered by our commercial banking teams are generally higher balance deposits but typically generate lower levels of fees and service charges than retail deposits.

Bank owned life insurance(“BOLI”) income represents the change in the cash surrender value of life insurance policies owned by the Bank. BOLI income increased by $1.1 million and was $3.1 million in fiscal 2014, as we acquired Legacy Sterling’s BOLI balances in connection with the Merger. The decrease in BOLI income between fiscal 2013 and fiscal 2012 was due to a decline in the interest crediting rate we receive from the insurance carriers given the current low interest rate environment.

Investment management fees principally represent fees from the sale of mutual funds and annuities and were $2.2 million in fiscal 2014 compared to $2.4 million in fiscal 2013 and $3.1 million in fiscal 2012. In fiscal 2012, we sold the assets of our former subsidiary that was active in the investment management business. We commenced a new wealth management initiative in fiscal 2013 focused on partnering with a third-party vendor to deliver wealth management products through our financial centers and commercial banking teams.

Other non-interest income principally includes loan servicing revenues, miscellaneous loan fees earned, letter of credit fees, and safe deposit box rentals. Other non-interest income increased by $1.7 million to $4.6 million in fiscal 2014 as a result of the Merger.

Non-interest expense. The components of non-interest expense were as follows:

	For the fiscal year ended September 30,
	2014	2013	2012
	(Dollars in Thousands)
Compensation and employee benefits	$94,310	$47,833	$46,038
Stock-based compensation plans	3,703	2,239	1,187
Occupancy and office operations	27,726	14,953	14,457
Amortization of intangible assets	9,408	1,296	1,245
FDIC insurance and regulatory assessments	6,146	3,010	3,096
Other real estate owned expense	(237)	1,562	1,618
Merger-related expense	9,455	2,772	5,925
Other	57,917	17,376	18,391
Total non-interest expense	$208,428	$91,041	$91,957

Non-interest expense in fiscal 2014 increased $117.4 million to $208.4 million compared to $91.0 million fiscal 2013 and $92.0 million in fiscal 2012. The changes in the various components of non-interest expense between fiscal 2014 and fiscal 2013 were mainly the result of the Merger, which significantly increased the Company’s personnel, facilities and operating expense base. The decline in non-interest expense between fiscal 2012 and fiscal 2013 is mainly due to lower merger-related expenses. Merger-related expenses in fiscal 2012 of $5.9 million included expenses related to due diligence, restructuring costs and other charges in connection with the acquisition of Gotham Bank in August 2012.

Compensation and employee benefits in fiscal 2014 increased $46.5 million, or 97.2% to $94.3 million compared to $47.8 million in the prior year. At September 30, 2014, we had 21 commercial banking teams, as compared to September 30, 2013 and 2012 when we had 16 commercial banking teams. Our full-time equivalent employees were 836 at September 30, 2014 compared to 477 at September 30, 2013 and 493 at September 30, 2012. The increase in personnel in fiscal 2014 was due to the Merger. The decline in personnel between fiscal 2012 and fiscal 2013 was the result of operational efficiencies generated by the acquisition of Gotham Bank and the consolidation of several financial centers.

Included in compensation and employee benefits expense are expenses associated with the Company’s defined benefit pension plan and ESOP plan. During fiscal 2014, we merged the Legacy Provident defined benefit pension plan and the Legacy Sterling defined benefit pension plan and settled $44.8 million of the merged plan benefit obligations through the purchase of annuities for certain retirees. We also terminated the Company’s ESOP plan in fiscal 2014. Compensation and employee benefits expense in fiscal 2014 included a charge of $3.9 million on the purchase of the annuities referenced above.

Stock-based compensation plans were $3.7 million in fiscal 2014 compared to $2.2 million in fiscal 2013 and $1.2 million in fiscal 2012. The increase in fiscal 2014 was mainly due to an increase in personnel due to the Merger. The increase between fiscal 2012 and fiscal 2013 was mainly due to a shift in our compensation plans which increased the proportion of stock-based compensation to total compensation for key personnel and the number of key personnel receiving stock-based compensation.

For additional information related to the Company’s employee benefit plans and stock-based compensation, see Note 11. “Employee Benefit Plans and Stock-Based Compensation Plans” in the consolidated financial statements included elsewhere in this Report.

Occupancy and office operations increased $12.8 million to $27.7 million in fiscal 2014 compared to $15.0 million in fiscal 2013 and $14.5 million in fiscal 2012. The increase between fiscal 2013 and fiscal 2014 was due to an increase in financial centers and other locations acquired in the Merger. As discussed below, we moved certain financial center locations to other real estate owned and are actively marketing these properties and other leased locations with the objective of reducing our occupancy and office operations expense over time.

Amortization of intangible assets mainly includes amortization of core deposit intangible assets and non-compete agreements. Amortization of intangible assets increased $8.1 million to $9.4 million in fiscal 2014 compared to $1.3 million in fiscal 2013 and $1.2 million in fiscal 2012. The increase in fiscal 2014 was a result of core deposit intangibles and non-compete agreement intangibles recorded in connection with the Merger. Amortization of intangible assets is expected to be $6.1 million in fiscal 2015. See Note 6. “Goodwill and Other Intangible Assets” in the consolidated financial statements included elsewhere in this Report.

FDIC insurance and regulatory assessments expense increased $3.1 million and was $6.1 million in fiscal 2014 compared to $3.0 million in fiscal 2013 and $3.1 million in fiscal 2012. The increase in deposit insurance and regulatory fees in fiscal 2014 was due to the Merger as these assessments are mainly based on the average balance of total assets on a quarterly basis. The decline during fiscal 2013 relative to fiscal 2012 was mainly due to a change in the deposit insurance assessment base.

Other real estate owned expense (“OREO”) includes maintenance costs, taxes, insurance, write-downs (subsequent to any write-down at the time of foreclosure or transfer to OREO), and gains and losses from the disposition of OREO. OREO includes real estate assets foreclosed and financial center locations that are held for sale. OREO expense declined $1.8 million in fiscal 2014 compared to fiscal 2013 and declined $56 thousand in fiscal 2013 compared to fiscal 2012. The net benefit of $237 thousand in fiscal 2014 was due to a $925 thousand gain on the sale of a financial center location that was acquired in the Merger.

Merger-related expense was $9.5 million in fiscal 2014, $2.8 million in fiscal 2013 and $5.9 million in fiscal 2012. Merger-related expense in fiscal 2013 included due diligence costs and financial advisor fees only, which were incurred due to the Merger. Merger-related expense in fiscal 2014 and fiscal 2012 included due diligence, restructuring costs and other charges incurred in connection with the Merger and the acquisition of Gotham Bank, respectively.

Other non-interest expense for fiscal 2014 increased $40.5 million to $57.9 million compared to $17.4 million in fiscal 2013 and $18.4 million in fiscal 2012. Included in other non-interest expense for fiscal 2014 were charges of $26.6 million that included asset write-downs to consolidate our financial center and other locations, retention and severance payments and charges incurred on the conversion of our banking systems. Excluding these charges, other non-interest expense was $31.3 million in fiscal 2014 compared to $17.4 million in fiscal 2013 and $18.4 million in fiscal 2012. Other non-interest expense mainly includes professional fees, data processing, insurance, communications, advertising, supplies, loan processing and postage. The increase in fiscal 2014 compared to fiscal 2013 was principally due to the Merger.

Income Tax expense was $10.2 million for fiscal 2014, compared to $11.4 million for fiscal 2013, and $6.2 million for fiscal 2012. This represented an effective tax rate of 26.8%, 31.1%, and 23.6%, respectively. The effective income tax rates differed from the 35% federal statutory rate during the periods primarily due to the effect of tax exempt income from securities and BOLI income. The effective tax rate in fiscal 2014 was the result of a higher proportion of income being tax exempt given the Merger-related expenses and other charges detailed above. The higher effective tax rate recognized in fiscal 2013 was mainly the result of Merger-related expenses incurred that were fully non-tax deductible and a higher proportion of taxable vs. non-taxable income versus fiscal 2012.

Sources and Uses of Funds
The following table illustrates the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s total assets for the period indicated. Average assets totaled $6.8 billion in fiscal 2014 compared to $3.8 billion in fiscal 2013 and $3.2 billion in fiscal 2012.

	For the fiscal year ended September 30,
	2014	2013	2012
Sources of Funds:
Non-interest bearing deposits	23.4%	17.0%	16.3%
Interest bearing deposits	49.5	57.9	57.8
FHLB and other borrowings	10.4	11.1	10.5
Subordinated debentures	0.2	—	—
Senior notes	1.4	0.6	0.6
Other non-interest bearing liabilities	1.7	0.6	0.8
Stockholders’ equity	13.4	12.8	14.0
Total	100.0%	100.0%	100.0%

Uses of Funds:
Loans	61.0%	58.1%	56.5%
Securities	25.1	29.4	30.3
Interest bearing deposits	1.6	1.6	1.6
FHLBNY and FRB stock	0.8	0.6	0.6
Other non-interest earning assets	11.5	10.3	11.0
Total	100.0%	100.0%	100.0%

General. Deposits, borrowings, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations are our primary sources of funds for use in lending, investing and for other general corporate purposes. Average deposits increased $2.1 billion, or 72.3%, in fiscal 2014 compared to fiscal 2013 and increased $490.3 million, or 20.7% in fiscal 2013 compared to fiscal 2012. Non-interest bearing deposits and low cost deposits are a significant source of our funding, and generating and maintaining these deposits through our commercial banking teams and financial centers is key to our strategy. Average non-interest bearing deposits were 32.1% of total average deposits in fiscal 2014 compared to 22.6% in fiscal 2013 and 22.0% in fiscal 2012.

The Company primarily invests funds in loans and securities. Average loans increased $1.9 billion, or 85.9% compared to fiscal 2013 and increased $410.7 million, or 22.7% in fiscal 2013 compared to fiscal 2012. Average securities increased $569.6 million or 50.7% in fiscal 2014 compared to fiscal 2013 and increased $155.8 million or 16.1% in fiscal 2013 compared to fiscal 2012.

Loans
The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the periods indicated.

	September 30,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial:
Commercial & industrial	$1,164,537	24.5%	$434,932	18.0%	$343,307	16.2%	$209,923	12.3%	$217,927	12.8%
Payroll finance	145,474	3.1	—	—	—	—	—	—	—	—
Warehouse lending	192,003	4.0	4,855	0.2	—	—	—	—	—	—
Factored receivables	181,433	3.8	—	—	—	—	—	—	—	—
Equipment finance	393,027	8.3	—	—	—	—	—	—	—	—
Total commercial	2,076,474	43.7	439,787	18.2	343,307	16.2	209,923	12.3	217,927	12.8
Commercial mortgage:
Commercial real estate	1,449,052	30.4	969,490	40.2	896,746	42.3	592,201	34.8	535,227	31.5
Multi-family	368,524	7.7	307,547	12.7	175,758	8.3	111,155	6.6	44,005	2.5
Acquisition, development & construction	92,149	1.9	102,494	4.2	144,061	6.8	175,931	10.3	231,258	13.6
Total commercial mortgage	1,909,725	40.0	1,379,531	57.1	1,216,565	57.4	879,287	51.7	810,490	47.6
Residential mortgage	570,431	12.0	400,009	16.6	350,022	16.5	389,765	22.9	434,900	25.5
Consumer	203,808	4.3	193,571	8.1	209,578	9.9	224,824	13.1	238,224	14.1
Total loans	4,760,438	100.0%	2,412,898	100.0%	2,119,472	100.0%	1,703,799	100.0%	1,701,541	100.0%
Allowance for loan losses	(40,612)		(28,877)		(28,282)		(27,917)		(30,843)
Total loans, net	$4,719,826		$2,384,021		$2,091,190		$1,675,882		$1,670,698
Overview. Total loans increased $2.3 billion to $4.7 billion at September 30, 2014 compared to $2.4 billion at September 30, 2013. Prior to fiscal 2014, the Bank’s loan portfolio was concentrated in real estate loans, mainly commercial mortgages, residential mortgages and other consumer loans collateralized by real estate. In connection with the Merger, the Bank became a national bank and more evenly balanced its loan portfolio between commercial loans and real estate loans. At September 30, 2014, commercial loans comprised 43.7% of the loan portfolio compared to 18.2% at September 30, 2013 and commercial mortgage loans comprised 40.0% of the loan portfolio, compared to 57.1% a year ago.

General. Our commercial banking teams focus on the origination of commercial loans and commercial mortgage loans. We also originate residential mortgage loans and consumer loans such as home equity lines of credit, homeowner loans and personal loans in our market area. We sell many of the residential mortgage loans we originate and we enter into loan participations in some commercial loans for portfolio management purposes.

Loan Approval/Authority and Underwriting. The Board has established the Credit Risk Committee (the “CRC”) a sub-committee of the Company’s Enterprise Risk Committee, to oversee the lending functions of the Bank. The CRC oversees the performance of the Bank’s loan portfolio and its various components, assists in the development of strategic initiatives to enhance portfolio performance, and considers loans for approval and recommendation to the Board.

The Senior Credit Committee (the “SCC”) consists of the Chief Executive Officer, Chief Banking Officer, Chief Credit Officer, and other senior lending personnel. The SCC is authorized to approve all loans within the legal lending limit of the Bank.

The SCC may also authorize lending authority to individual Bank officers for both single and dual initial approval authority. Other than overdrafts, the only single initial lending authorities are for credit secured small business loans up to $250,000 and up to $500,000 if secured by residential property.

We have established a risk rating system for our commercial & industrial loans, commercial real estate loans and ADC loans. The risk rating system assesses a variety of factors to rank the risk of default and risk of loss associated with the loan. These ratings are assessed by commercial credit personnel who do not have responsibility for loan originations. We determine our maximum loan-to-one-borrower limits based on the rating of the loan and the relative risk associated with the borrower’s portfolio type.

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

Commercial & Industrial Lending. We make various types of secured and unsecured commercial & industrial loans to small and medium-sized businesses in our market area including loans collateralized by assets, such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and other assets. The terms of these loans generally range from less than one year to seven years. The loans are either structured on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index. At September 30, 2014, commercial loans totaled $2.1 billion, or 43.7% of our total loan portfolio.

In the Merger, we acquired the following commercial lending businesses:

Payroll Finance Lending. The Bank provides financing and human resource business process outsourcing support services to the temporary staffing industry. The Bank provides full back-office, computer and tax accounting services, and financing to independently-owned staffing companies located throughout the United States. Loans typically are structured as an advance used by our clients to fund their payroll and are outstanding on average for 40 to 45 days.

Warehouse Lending. The Bank provides residential mortgage warehouse funding services to mortgage bankers. These loans consist of a line of credit used by the mortgage banker as a form of temporary financing during the period between the closing of a mortgage loan until its sale into the secondary market, which typically lasts from 15 to 30 days. The Bank provides warehouse lines ranging from $5 million to $35 million. The warehouse lines are collateralized by high quality first mortgage loans, which include mainly conventional Fannie Mae and Freddie Mac, jumbo and FHA loans.

Factored Receivables Lending. We provide accounts receivable management services. The purchase of a client’s accounts receivable is traditionally known as “factoring” and results in payment by the client of a nonrefundable factoring fee, which is generally a percentage of the factored receivables or sales volume and is designed to compensate the Bank for the bookkeeping and collection services provided and, if applicable, its credit review of the client’s customer and assumption of customer credit risk. When the Bank “factors” (i.e., purchases) an account receivable from a client, it records the receivable as an asset (included in “Gross loans” ), records a liability for the funds due to the client (included in “Other liabilities”) and credits to non-interest income the nonrefundable factoring fee (included in “Accounts receivable management/factoring commissions and other fees”). The Bank also may advance funds to its client prior to the collection of receivables, charging interest on such advances (in addition to any factoring fees) and normally satisfying such advances by the collection of receivables. The accounts receivable factoring is primarily for clients engaged in the apparel and textile industries.

Equipment Finance Lending. The Bank offers equipment financing across the United States through direct lending programs, third-party sources and vendor programs. The Bank finances full payout leases and secured loans for various types of business equipment, generally written on a recourse basis—with personal guarantees of the principals, with terms generally ranging from 24 to 60 months.

The above four categories of loans acquired in the Merger, plus our commercial & industrial loans are referred to as commercial loans in the discussion below.

Underwriting of a commercial loan is based on an assessment of the applicant’s willingness and ability to repay in accordance with the proposed terms, as well as an overall assessment of the risks involved. This includes an evaluation of the applicant to determine character and capacity to manage. Personal guarantees of the principals are generally required, except in the case of certain factored receivables the Bank accepts on a non-recourse basis from publicly owned and not-for-profit corporations. In addition to an evaluation of the loan applicant’s financial statements, we analyze the adequacy of the primary and secondary sources of repayment to be relied upon in the transaction. Credit agency reports of the applicant’s credit history supplement the analysis of the applicant’s creditworthiness. Checking with other banks and trade investigations may also be conducted. Collateral supporting a secured transaction also is analyzed to determine its marketability.

Commercial Real Estate and Multi-Family Lending. We originate real estate loans secured predominantly by first liens on commercial real estate and multi-family properties. The underlying collateral of our commercial real estate loans consists of multi-family properties, retail properties including shopping centers and strip centers, office buildings, nursing homes, industrial and warehouse properties, hotels, motels, restaurants, and schools. To a lesser extent, we originate commercial real estate loans for medical use, non-profits, gas stations and other categories. We may, from time to time, purchase commercial real estate loan participations. At September 30, 2014, loans secured by commercial real estate and multi-family properties totaled $1.8 billion, or 38.2% of our total loan portfolio. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

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

In the underwriting of commercial real estate loans, we generally lend up to 75% of the appraised value. Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we primarily emphasize the ratio of the projected net cash flow to the debt service requirement (generally targeting a minimum ratio of 120%), computed after deductions for a vacancy factor and property expenses we deem appropriate. In addition, a personal guarantee of the loan or a portion thereof is generally required from the principal(s) of the borrower, except for loans secured by multi-family properties, which meet certain debt service coverage and loan to value thresholds. We require title insurance insuring the priority of our lien, fire and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect our security interest in the underlying property.

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

Acquisition, Development and Construction Lending. We originate acquisition, development and construction (“ADC”) loans to selected builders in our market area. Since 2011, the Company has deemphasized this lending activity and we currently originate ADC loans on an exception basis.

ADC loans help finance the purchase of land intended for further development, including single-family homes, multi-family housing, and commercial income properties. Historically, we have made an acquisition loan before the borrower received approval to develop the land as planned; however, we did not originate any such loans in fiscal 2014 or 2013. In general, the maximum loan-to-value ratio for a land acquisition loan is 50% of the appraised value of the property, although higher loan-to-value ratios may be allowed for certain borrowers we deem to be lower risk. We also fund development loans to builders in our market area to finance improvements to real estate, consisting mainly of single-family subdivisions, typically to finance the cost of utilities, roads, sewers and other development costs. Builders generally rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder. The maximum loan amount is generally limited to the cost of the improvements plus limited approval of soft costs subject to an overall loan-to-value limitation. In general, we do not originate loans with interest reserves. Advances are made in accordance with a schedule reflecting the cost of the improvements.

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

Large Credit Relationships. The Company originates and maintains large credit relationships with numerous commercial customers in the ordinary course of business. The Company considers large credit relationships to be those with commitments equal to or in excess of $10.0 million, prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $10.0 million. In addition to the Company’s normal policies and procedures related to the origination of large credits, the Senior Credit Committee of the Bank must approve all new and renewed credit facilities which are part of large credit relationships. The Senior Credit Committee meets regularly and reviews large credit relationship activity and discusses the current loan pipeline, among other things. The following table provides additional information on the Company’s large credit relationships outstanding at September 30:

	2014			2013
	Number of Relationships	Period end balances		Number of Relationships	Period end balances
		Committed	Outstanding		Committed	Outstanding
	(Dollars in Thousands)
Committed amount:
$20.0 million and greater	45	$1,256,487	$681,187	4	$92,630	$87,261
$10.0 million to $19.9 million	78	1,055,628	835,360	48	613,865	543,933

The average commitment per large credit relationship in excess of $20.0 million totaled $27.9 million at September 30, 2014 and $23.2 million at September 30, 2013. The average outstanding balance per large credit relationship with a commitment in excess of $20.0 million totaled $15.1 million at September 30, 2014 and $21.8 million at September 30, 2013. The average commitment per large credit relationship between $10.0 million and $19.9 million totaled $13.5 million at September 30, 2014 and $12.8 million at September 30, 2013. The average outstanding balance per large credit relationship with a commitment between $10 million and $19.9 million totaled $10.7 million at September 30, 2014 and $11.3 million at September 30, 2013.

Industry concentrations. As of September 30, 2014 and 2013, there were no concentrations of loans within any single industry in excess of 10% of company total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business. The majority of the Bank’s loans are to borrowers located in the greater New York metropolitan region. The Bank has no foreign loans.

Residential Mortgage Lending. We offer conforming and non-conforming, fixed-rate and adjustable-rate (“ARM”) residential mortgage loans with maturities up to 30 years and maximum loan amounts generally up to $4.0 million that are fully amortizing with monthly or bi-weekly loan payments. Our residential mortgage loan portfolio totaled $570.4 million, or 12.0% of our total loan portfolio at September 30, 2014.

Residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines for loans they designate as acceptable for purchase. Loans that conform to such guidelines are referred to as “conforming loans.” We generally originate fixed-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae and Freddie Mac, which are currently $417 thousand in many locations in the continental U.S. and are $625.5 thousand in high-cost areas such as New York City and surrounding counties. Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%. The Bank operates a residential mortgage banking and brokerage business through offices located in the greater New York Metropolitan area, Virginia, and other mid-Atlantic states. In order to manage our exposure to rising interest rates, we sell the majority of our conforming fixed rate residential mortgage loans, in the secondary market to nationally known entities including government sponsored entities such as Fannie Mae and Freddie Mac.

We also originate loans above conforming limits, referred to as “jumbo loans,” which have been underwritten to substantially the same credit standards as conforming loans. These loans are generally intended to be held in our residential mortgage loan portfolio. Our bi-weekly residential mortgage loans result in shorter repayment schedules than conventional monthly mortgage loans, and are repaid through an automatic deduction from the borrower’s savings or checking account. We retained the servicing rights on a portion of loans sold; however, in fiscal 2014 the majority of loans sold were sold with servicing rights released. As of September 30, 2014, residential mortgage loans serviced for others, excluding loan participations, totaled approximately $234.4 million. Effective October 1, 2013, we transferred the servicing function for residential mortgage loans we own and service for others to a nationally recognized mortgage loan servicer.

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

Consumer Lending. We originate a variety of consumer loans, including homeowner loans, home equity lines of credit, new and used automobile loans, and personal unsecured loans, including fixed-rate installment loans and variable lines of credit. As of September 30, 2014, consumer loans totaled $203.8 million, or 4.3%, of the total loan portfolio.

We offer fixed-rate, fixed-term second mortgage loans, referred to as homeowner loans, and we also offer adjustable-rate home equity lines of credit secured by junior liens on residential properties. As of September 30, 2014, homeowner loans totaled $23.9 million or 0.5% of our total loan portfolio. The disbursed portion of home equity lines of credit totaled $59.9 million, or 3.4%, of our total loan portfolio at September 30, 2014, with $99.0 million remaining undisbursed.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2014. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Weighted average rates are computed based on the rate of the loan at September 30, 2014.

	Less than one year		One to five years		Over five years		Total
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Commercial:
Commercial & industrial	$696,389	4.13%	$362,907	3.90%	$105,241	4.12%	$1,164,537	4.06%
Payroll finance	145,474	9.00	—	—	—	—	145,474	9.00
Warehouse lending	192,003	3.34	—	—	—	—	192,003	3.34
Factored receivables	181,433	5.00	—	—	—	—	181,433	5.00
Equipment financing	21,296	4.26	338,369	4.38	33,362	4.30	393,027	4.37
Total commercial	1,236,595	4.71	701,276	4.13	138,603	4.16	2,076,474	4.48
Commercial mortgage:
Commercial real estate	114,678	4.83	654,341	4.37	680,033	4.47	1,449,052	4.45
Multi-family	14,153	5.14	174,188	3.88	180,183	4.04	368,524	4.01
Acquisition, development & construction	44,259	4.36	38,187	4.29	9,703	3.40	92,149	4.23
Total commercial mortgage	173,090	4.74	866,716	4.27	869,919	4.37	1,909,725	4.35
Residential mortgage	8,855	4.81	36,148	4.59	525,428	4.22	570,431	4.25
Consumer	4,274	13.82	9,343	6.52	190,191	4.14	203,808	4.45
Total loans	$1,422,814	4.74%	$1,613,483	4.23%	$1,724,141	4.28%	$4,760,438	4.40%

The following table sets forth the composition of fixed-rate and adjustable-rate loans at September 30, 2014 that are contractually due after September 30, 2015:

	Fixed	Adjustable	Total
	(Dollars in thousands)
Commercial & industrial	$284,166	$183,982	$468,148
Equipment financing	371,731	—	371,731
Commercial real estate	733,681	600,693	1,334,374
Multi-family	171,339	183,032	354,371
Acquisition, development & construction	7,053	40,837	47,890
Residential mortgage	284,811	276,765	561,576
Consumer	28,553	170,981	199,534
Total loans	$1,881,334	$1,456,290	$3,337,624

All payroll finance, warehouse lending and factored receivables are contractually due within 12 months.

Delinquent Loans, Troubled Debt Restructuring, Impaired Loans, Other Real Estate Owned and Classified Assets

Loan Portfolio Delinquencies. The following table sets forth certain information on our loan portfolio delinquencies at the dates indicated.

	Loans delinquent for
	30-89 Days		90 days or more still accruing & non-accrual		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2014:
Commercial & industrial	15	$9,359	8	$4,324	23	$13,683
Payroll finance	1	99	2	346	3	445
Factored receivables	—	—	2	370	2	370
Equipment finance	2	851	1	262	3	1,113
Commercial real estate	6	4,281	36	10,966	42	15,247
Multi-family	—	—	2	131	2	131
Acquisition, development & construction	1	56	21	12,361	22	12,417
Residential mortgage	41	6,059	97	16,460	138	22,519
Consumer	48	4,574	61	5,743	109	10,317
	114	$25,279	230	$50,963	344	$76,242
At September 30, 2013:
Commercial & industrial	5	$180	8	$789	13	$969
Commercial real estate	8	4,335	26	8,769	34	13,104
Acquisition, development & construction	2	768	11	5,420	13	6,188
Residential mortgage	6	621	52	9,316	58	9,937
Consumer	14	566	28	2,612	42	3,178
Total	35	$6,470	125	$26,906	160	$33,376
At September 30, 2012:
Commercial & industrial	7	$237	2	$344	9	$581
Commercial real estate	7	1,875	30	10,453	37	12,328
Acquisition, development & construction	9	7,067	29	15,404	38	22,471
Residential Mortgage	10	1,352	56	11,314	66	12,666
Consumer	22	1,816	21	2,299	43	4,115
Total	55	$12,347	138	$39,814	193	$52,161
At September 30, 2011:
Commercial & industrial	2	$490	3	$243	5	$733
Commercial real estate	4	1,105	34	13,214	38	14,319
Acquisition, development & construction	4	4,265	24	16,984	28	21,249
Residential mortgage	8	1,212	40	7,976	48	9,188
Consumer	20	794	26	2,150	46	2,944
Total	38	$7,866	127	$40,567	165	$48,433
At September 30, 2010:
Commercial & industrial	2	$3,403	6	$1,376	8	$4,779
Commercial real estate	4	1,469	26	9,857	30	11,326
Acquisition, development & construction	2	6,681	11	5,730	13	12,411
Residential mortgage	1	113	36	8,033	37	8,146
Consumer	27	681	22	1,844	49	2,525
Total	36	$12,347	101	$26,840	137	$39,187

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

Past Due, Non-Performing Loans, Non-Performing Assets (Risk Elements). The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	September 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accrual loans:
Commercial & industrial	$4,324	$500	$344	$243	$1,376
Factored receivables	370	—	—	—	—
Equipment finance	262	—	—	—	—
Commercial real estate	10,445	5,573	7,319	11,225	6,886
Multi-family	131	1,622	1,496	—	—
Acquisition, development & construction	12,361	5,420	15,404	16,538	5,730
Residential mortgage	15,926	7,484	9,051	7,485	6,080
Consumer	5,743	2,208	1,830	986	1,341
Accruing loans past due 90 days or more	1,401	4,099	4,370	4,090	5,427
Total non-performing loans	50,963	26,906	39,814	40,567	26,840
OREO	7,580	6,022	6,403	5,391	3,891
Total non-performing assets	$58,543	$32,928	$46,217	$45,958	$30,731
TDRs accruing and not included above	$17,653	$23,895	$14,077	$8,470	$16,047
Ratios:
Non-performing loans to total loans	1.07%	1.12%	1.87%	2.38%	1.58%
Non-performing assets to total assets	0.80	0.81	1.15	1.46	1.02

Loans are reviewed on a regular basis and are placed on non-accrual status upon the earlier of (i) when full payment of principal or interest is in doubt, or (ii) when either principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed against interest income. Interest payments received on non-accrual loans are generally applied to the principal balance of the outstanding loan. However, based on an assessment of the borrower’s financial condition and payment history, an interest payment may be applied to interest income on a cash basis. Appraisals are performed at least annually on classifieds loans. At September 30, 2014, we had non-accrual loans of $49.6 million, and we had $1.4 million of loans 90 days past due and still accruing interest which were well secured and in the process of collection. At September 30, 2013, we had non-accrual loans of $22.8 million and $4.1 million of loans 90 days past due and still accruing interest.

Non-performing loans (“NPLs”) increased $24.1 million to $51.0 million at September 30, 2014 compared to $26.9 million at September 30, 2013. Included in this increase are $3.8 million of loans acquired in the Merger that were identified as purchased credit impaired loans, of which $1.5 million were commercial & industrial loans, $2.1 million were residential mortgage loans and $139 thousand were commercial real estate loans. Non-performing loans in the ADC portfolio increased by $6.9 million in fiscal 2014 to $12.3 million; the increase consisted of three loans which are well secured and one loan which has performed as expected in fiscal 2014. We continue to actively manage and reduce outstanding balances in the ADC portfolio. Residential mortgage non-performing loans increased $8.4 million and consumer non-performing loans increased $3.5 million at September 30, 2014 as compared to September 30, 2013. This increase is mainly attributed to the extended period of time necessary to foreclose on residential mortgages in New York state. In fiscal 2014, we outsourced all residential mortgage servicing activities to a third-party vendor, which we anticipate will allow us to better service our residential mortgage portfolio and reduce non-performing balances over time.

Troubled Debt Restructuring. The Company has formally modified loans to certain borrowers who experienced financial difficulty. If the terms of the modification include a concession, as defined by GAAP, the loan is considered a troubled debt restructuring (“TDR”), which are also considered impaired loans. Nearly all of these loans are secured by real estate. Total TDRs were $29.6 million at September 30, 2014, of which $11.9 million were non-accrual and $17.7 million were performing according to terms and still accruing interest income. TDRs still accruing interest income are loans modified for borrowers that have experienced one or more financial difficulties and are still performing in accordance with the terms of their loan prior to the modification. Loan modifications include actions such as extension of maturity date or the lowering of interest rates and monthly payments. As of September 30, 2014, there were no commitments to lend additional funds to borrowers with loans that have been modified.

Other Real Estate Owned. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO until such time as it is sold. In addition, financial centers that were closed or consolidated due to the Merger that are held for sale are also classified as OREO. When real estate is transfered to OREO, it is recorded at the lower of our investment in the loan/asset or fair value less cost to sell. If the fair value less cost to sell is less than the loan balance, the difference is charged against the allowance for loan losses. If the fair value of a financial center that we hold for sale is less than its prior carrying value, we recognize a charge included in other operating expense to reduce the recorded value of the investment to fair value, less costs to sell. At September 30, 2014, we had 34 OREO properties with a recorded balance of $7.6 million. After transfer to OREO, we regularly update the fair value of the property. Subsequent declines in fair value are charged to current earnings and included in other non-interest expense as part of OREO expense.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality such as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets is not warranted and are charged-off. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as “special mention”. As of September 30, 2014, we had $39.6 million of assets designated as “special mention”.

Our determination as to the classification of our assets and the amount of our loan loss allowance are subject to review by our regulators, which can order the establishment of an additional valuation allowance. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets at September 30, 2014, classified assets consisted of loans of $73.1 million, OREO of $5.2 million and $2.9 million of private label mortgage-backed securities.

For the year ended September 30, 2014, gross interest income that would have been recorded had the non-accrual loans at the end of the year remained on accrual status throughout the year amounted to approximately $1.5 million. Interest income actually recognized on such loans totaled $425 thousand.

Allowance for Loan Losses. We believe the allowance for loan losses is critical to the understanding of our financial condition and results of operations. Selection and application of this “critical accounting policy” involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to occur, and depending upon the severity of such changes, materially different financial conditions or results of operations is a reasonable possibility. In addition, as an integral part of their examination process, our regulatory agencies periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

We maintain our allowance for loan losses at a level that the Company believes is adequate to absorb probable losses inherent in the existing loan portfolio based on an evaluation of the collectibility of loans, underlying collateral, geographic and other concentrations, and prior loss experience. We use a risk rating system for all commercial loans, including commercial real estate loans, to evaluate the adequacy of the allowance for loan losses. With this system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and ten, by credit administration, loan review or loan committee, with one being the best case and ten being a loss or the worst case. Loans with risk ratings between seven and nine are monitored more closely by the credit administration team and may result in specific valuation allowances. We calculate an average loss experience by loan type that is a twelve quarter average for commercial loans and eight quarter average for consumer loans. To the loss experience, we apply individual qualitative loss factors that result in an overall loss factor at an appropriate level for the allowance for loan losses for a particular loan type. These qualitative loss factors are determined by management, based on historical loss experience for the applicable loan category, and are adjusted to reflect our evaluation of:

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

The allowance for loan losses also includes an element for estimated probable but undetected losses. The Company analyzes loans by two broad segments or classes: real estate secured loans and loans that are either unsecured or secured by other collateral. The segments or classes considered real estate secured are: residential mortgage loans; commercial real estate loans; multi-family loans; ADC loans; homeowner loans; and home equity lines of credit. The segments or classes considered unsecured or secured by other than real estate collateral are: commercial & industrial loans, including payroll finance; warehouse lending; factored receivables; and equipment finance and consumer loans. Commercial loan segments and residential mortgage loans over $500,000 are reviewed for impairment once they are past due 90 days or more. If a loan is deemed to be impaired in one of the real estate secured segments, and it is anticipated that our ultimate source of repayment will be through foreclosure and sale of the underlying collateral, it is generally considered collateral dependent. If the value of the collateral securing a collateral dependent impaired loan is less than the carrying value of the loan, a charge-off is recognized equal to the difference between the appraised value and the book value of the loan. In addition, included in impairment losses are charges recognized for estimated costs to hold and to liquidate the collateral. The ranges for the costs to hold and liquidate are 12-22% for the following segments: commercial real estate, residential and ADC loans and 7-13% for homeowner loans and home equity lines of credit.

For loans in the consumer segment, we charge-off the full amount of the loan when it becomes 90 to 120 days or more past due, or earlier in the case of bankruptcy, after giving effect to any cash or marketable securities pledged as collateral for the loan. For loans in the commercial & industrial loan segment, we conduct a cash flow projection, and charge-off the difference between the net present value of the cash flows discounted at the effective note rate and the carrying value of the loan, and generally recognize an additional impairment reserve to account for the imprecision of our estimates.

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

Commercial & industrial lending also exposes us to risk because repayment depends on the successful operation of the business which is subject to a wide range of risks and uncertainties. In addition, the ability to successfully liquidate collateral, if any, is subject to a variety of risks because we must gain control of assets used in the borrower’s business before foreclosing, which we cannot be assured of doing, and the value in a foreclosure sale or other means of liquidation may be uncertain.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	For the year ended September 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$28,877	$28,282	$27,917	$30,843	$30,050
Charge-offs:
Commercial & industrial	(2,901)	(1,354)	(1,526)	(5,400)	(6,578)
Payroll finance	(758)	—	—	—	—
Warehouse lending	—	—	—	—	—
Factored receivables	(211)	—	—	—	—
Equipment finance	(1,074)	—	—	—	—
Commercial real estate	(741)	(3,285)	(2,682)	(1,752)	(984)
Multi-family	(418)	(440)	(25)	(50)	(3)
Acquisition, development & construction	(1,479)	(3,422)	(4,124)	(8,939)	(848)
Residential mortgage	(963)	(2,547)	(2,551)	(2,140)	(749)
Consumer	(786)	(2,009)	(1,901)	(1,989)	(1,168)
Total charge-offs	(9,331)	(13,057)	(12,809)	(20,270)	(10,330)
Recoveries:
Commercial & industrial	1,073	410	1,116	605	670
Payroll finance	—	—	—	—	—
Warehouse lending	—	—	—	—	—
Factored receivables	9	—	—	—	—
Equipment finance	194	—	—	—	—
Commercial real estate	161	567	528	2	23
Multi-family	92	10	—	—	—
Acquisition, development & construction	—	182	299	10	261
Residential mortgage	323	101	356	15	3
Consumer	114	232	263	128	166
Total recoveries	1,966	1,502	2,562	760	1,123
Net charge-offs	(7,365)	(11,555)	(10,247)	(19,510)	(9,207)
Provision for loan losses	19,100	12,150	10,612	16,584	10,000
Balance at end of period	$40,612	$28,877	$28,282	$27,917	$30,843
Ratios:
Net charge-offs to average loans outstanding	0.24%	0.52%	0.56%	1.17%	0.56%
Allowance for loan losses to non-performing loans	80	107	71	69	115
Allowance for loan losses to total loans	0.85	1.20	1.33	1.64	1.81

The allowance for loan losses increased from $28.9 million to $40.6 million as the provision for loan losses exceeded net charge-offs by $11.7 million. The allowance for loan losses at September 30, 2014 represented 79.7% of non-performing loans and 0.85% of the total loan portfolio. Net charge-offs for the year ended September 30, 2014 were $7.4 million, or 0.24% of average loans, compared to net charge-offs of $11.6 million, or 0.52% of average loans for the prior year. The decrease in net charge-offs as a percentage of average loans was mostly due to improved collateral values and performance in our commercial real estate and ADC loans.

Provision for Loan Losses. We recorded $19.1 million in loan loss provisions for the year ended September 30, 2014 compared to $12.2 million in the prior year, an increase of approximately $7 million. Loans acquired in the Merger were initially recorded at fair value and in accordance with GAAP did not carry an allowance for loan losses at the acquisition date. In fiscal 2014, we recorded provision for loan losses as a result of organic growth and renewed loans from the Legacy Sterling acquired portfolio. Provision for loan losses was $12.2 million in fiscal 2013, an increase of approximately $1.5 million as compared to fiscal 2012. Net charge-offs in the loan portfolio were $11.6 million in fiscal 2013 compared to $10.2 million in the prior year.

Our loss experience indicates classified loans, those rated substandard or worse, require higher levels of provision for loan losses and allowance for loan losses than loans that are not classified. Classified loans increased from $61.1 million at September 30, 2013 to $73.1 million at September 30, 2014 primarily due to classified loans acquired in the Merger. Special mention loans increased from $13.5 million at September 30, 2013 to $39.6 million at September 30, 2014, also mainly due to the Merger.

Impaired Loans. A loan is impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loan values are based on one of three measures (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is less than its recorded investment, the Bank’s practice is to write-down the loan against the allowance for loan losses so the recorded investment matches the impaired value of the loan. Impaired loans generally include a portion of non-performing loans and accruing and performing TDR loans. At September 30, 2014, we had $36.2 million in impaired loans compared to $36.8 million at September 30, 2013 and $53.3 million at September 30, 2012. The decline between 2012 and 2013 was mainly due to the resolution of several ADC relationships. In fiscal 2013, we modified the methodology we use to determine the allowance for loan losses required for residential mortgage loans and equity lines of credit. In prior periods, we evaluated these loans for impairment on an individual basis. In fiscal 2013, we began evaluating residential mortgage loans and equity lines of credit with an outstanding balance of $500 or less on a homogeneous pool basis. This modified approach to our methodology did not have a material impact on the allowance for loan losses.

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

	September 30,
	2014			2013			2012
	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans
	(Dollars in thousands)
Commercial & industrial	$9,536	$1,164,537	24.5%	$5,302	$434,932	18.0%	$4,603	$343,307	16.2%
Payroll finance	1,379	145,474	3.1	—	—	—	—	—	—
Warehouse lending	630	192,003	4.0	—	4,855	0.2%	—	—	—
Factored receivables	1,294	181,433	3.8	—	—	—	—	—	—
Equipment finance	2,621	393,027	8.3	—	—	—	—	—	—
Commercial real estate	10,844	1,449,052	30.4	7,567	969,490	40.2	5,754	896,746	42.3
Multi-family	1,867	368,524	7.7	2,400	307,547	12.7	1,476	175,758	8.3
Acquisition, development & construction	2,120	92,149	1.9	5,806	102,494	4.2	8,526	144,061	6.8
Residential mortgage	5,837	570,431	12.0	4,474	400,009	16.6	4,359	350,022	16.5
Consumer	4,484	203,808	4.3	3,328	193,571	8.1	3,564	209,578	9.9
Total	$40,612	$4,760,438	100.0%	$28,877	$2,412,898	100.0%	$28,282	$2,119,472	100.0%

	September 30,
	2011			2010
	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans
	(Dollars in thousands)
Commercial & industrial	$5,945	$209,923	12.3%	$8,970	$217,927	12.8%
Commercial real estate	5,123	592,201	34.8	5,739	535,227	31.5
Multi-family	445	111,155	6.6	176	44,005	2.5
Acquisition, development & construction	9,895	175,931	10.3	9,752	231,258	13.6
Residential mortgage	3,498	389,765	22.9	2,641	434,900	25.5
Consumer	3,011	224,824	13.1	3,565	238,224	14.1
Total	$27,917	$1,703,799	100.0%	$30,843	$1,701,541	100.0%

The allowance allocated to commercial & industrial loans, payroll finance, warehouse lending, factored receivables and equipment financing mainly increased in fiscal 2014 as a result of higher loan balances due to the Merger and organic loan growth. The loans acquired in the Merger were recorded at fair value with no allowance for loan losses at the acquisition date. The reserve allocated to commercial loans in total was $15.5 million, or 38.1% of the allowance for loan losses at September 30, 2014 compared to $5.3 million or 18.4% of the allowance for loan losses at September 30, 2013. This increase reflects mainly the increase in commercial loans as a percentage of the total loan portfolio. Commercial real estate loans, including multi-family loans, represented 38.1% of the loan portfolio at September 30, 2014 and 31.3% of the allowance for loan losses as compared to September 30, 2013, in which commercial real estate loans were 52.9% of the loan portfolio and 34.5% of the allowance for loan losses. The allowance allocated to acquisition, development and construction loans declined to $2.1 million at September 30, 2014 compared to $5.8 million at September 30, 2013. The decrease in the allowance allocated to acquisition, development and construction loans was mainly due to a reduction in the trailing loan loss allocation factor, which is the main component in determining the estimated allowance required for each class of loan, and also to a change in the composition of the non-performing ADC loans at September 30, 2014, which included several loans that management has determined are well-secured. In our allowance for loan losses methodology the allocation of loss on commercial real estate loans increases as the loan ages during the initial two years of the life of the loan, which results in a higher allocation of the allowance for loan losses as the loan portfolio becomes more seasoned. The increase in the allowance for loan losses on residential mortgage loans and consumer loans is primarily related to the increase in non-performing residential mortgage and consumer loans.

Investment Securities

Available for Sale Portfolio. The following table sets forth the composition of our available for sale securities portfolio at the dates indicated.

	September 30,
	2014		2013		2012
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(Dollars in thousands)
Residential MBS:
Agency-backed	$477,003	$477,705	$284,837	$282,529	$241,598	$251,445
CMO/Other MBS	115,395	114,145	169,336	166,654	191,867	193,064
Total residential MBS	592,398	591,850	454,173	449,183	433,465	444,509
Other securities:
Federal agencies	158,114	152,814	273,637	261,547	404,820	408,823
Corporate bonds	195,547	192,839	118,575	114,933	—	—
State and municipal	131,715	134,898	127,324	128,730	146,136	156,481
Trust Preferred	37,684	38,412	—	—	—	—
Equities	—	—	—	—	1,087	1,059
Total other securities	523,060	518,963	519,536	505,210	552,043	566,363
Total available for sale securities	$1,115,458	$1,110,813	$973,709	$954,393	$985,508	$1,010,872

Held to Maturity Portfolio. The following table sets forth the composition of our held to maturity securities portfolio at the dates indicated.

	September 30,
	2014		2013		2012
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(Dollars in thousands)
Residential MBS:
Agency-backed	$142,329	$143,586	$130,371	$130,979	$71,343	$73,902
CMO/Other MBS	62,690	61,495	25,776	25,494	27,921	28,119
Total residential MBS	205,019	205,081	156,147	156,473	99,264	102,021
Other securities:
Federal agencies	136,413	138,085	77,341	73,883	22,236	22,342
State and municipal	232,643	239,334	19,011	19,021	19,376	20,435
Other	5,000	5,338	1,500	1,519	1,500	1,526
Total other securities	374,056	382,757	97,852	94,423	43,112	44,303
Total held to maturity securities	$579,075	$587,838	$253,999	$250,896	$142,376	$146,324

Overview. The Board’s Enterprise Risk Committee oversees our investment program and evaluates our investment policy and objectives. Our Chief Financial Officer, Chief Executive Officer, Chief Investment Officer/Treasurer and certain other senior officers have the authority to purchase and sell securities within specific guidelines established in the investment policy. In addition, a summary of all transactions is reviewed by the Enterprise Risk Committee at least quarterly.

The Company’s objectives for the investment securities is to maintain a high quality portfolio that consists primarily of liquid investment securities with a duration that is designed to limit the impact of fair value declines in a rising interest rate environment. The primary use of funds from deposit growth and the primary source of interest income is expected to be from loan growth. The investment portfolio provides for flexibility in interest rate risk management and additional liquidity, in addition to contributing to our overall earnings. Investment securities are also utilized for pledging purposes as collateral for borrowings from FHLB, municipal deposits, and other borrowings. The Company regularly evaluates the portfolio against its overall balance sheet optimization strategy of producing growth in earnings per share, and contributing to return on assets. The Company evaluates the portfolio size, risk and duration on a daily basis. At September 30, 2014, the portfolio represented 23.0% of total assets. Our goal is to establish and maintain the investment portfolio at 18.0% to 20.0% of total assets over time.

FASB ASC Topic 320, Investments - Debt and Equity Securities, requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our intent and ability to hold the security. Securities designated available for sale are reported at fair value, while securities designated held to maturity are reported at amortized cost. We do not have a trading portfolio. The carrying value of investment securities is comprised of the fair value of investment securities available for sale and the amortized cost of held to maturity securities.

Investment portfolio activity. At September 30, 2014, the carrying value of investment securities was $1.7 billion, an increase of $481.5 million compared to September 30, 2013. At September 30, 2013, the carrying value of the portfolio was $1.2 billion, an increase of $55.1 million as compared to September 30, 2012. In connection with the Merger, the Company acquired securities with a fair value of $607.9 million.

In accordance with FASB ASC Subtopic 320-10-25-6, in a significant business combination a company may transfer held to maturity securities to available for sale securities to maintain the company’s existing interest rate risk position or credit risk policy. Based on management’s review of the combined investment securities portfolio and implications for asset and liability management, investment securities totaling $165.2 million were transferred from held to maturity to available for sale. Investment securities that were transferred included residential mortgage-backed securities, federal agency securities and state and municipal securities and was based mainly on the premium amortization and extension risk inherent in these securities. Concurrent with this repositioning, a total of $221.9 million of investment securities were also transferred from available for sale to held to maturity. Substantially all of the securities transferred from available for sale to held to maturity have a maturity date in 2020 or beyond. Management believes the transfers of investment securities highlighted above maintain the Company’s interest rate risk position and credit risk profile on a combined basis post-Merger.

Portfolio Maturities and Yields. The following table summarizes the composition, maturities and weighted average yield of our investment securities portfolio at September 30, 2014. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax equivalent basis.

	1 Year or Less		1-5 years		5-10 years		10 years or more		Total
	Amortized cost	Yield	Amortized cost	Yield	Amortized cost	Yield	Amortized cost	Yield	Amortized cost	Fair Value	Yield
	(Dollars in thousands)
Available for sale:
Residential MBS:
Agency-backed	$—	—%	$9,088	1.93%	$111,629	2.27%	$356,286	2.49%	$477,003	$477,705	2.43%
CMO/Other MBS	—	—	2,130	3.22	11,022	1.92	102,243	2.21	115,395	114,145	2.20
Residential MBS	—	—	11,218	2.17	122,651	2.24	458,529	2.43	592,398	591,850	2.39
Federal agencies	—	—	24,996	1.35	133,118	1.52	—	—	158,114	152,814	1.49
Corporate	—	—	66,473	2.02	129,074	2.41	—	—	195,547	192,839	2.28
State and municipal	2,100	1.96	50,039	3.06	72,103	2.94	7,473	3.97	131,715	134,898	3.03
Trust Preferred	—	—	—	—	—	—	37,684	6.60	37,684	38,412	6.60
Total	$2,100	1.96%	$152,726	2.26%	$456,946	2.19%	$503,686	2.87%	$1,115,458	$1,110,813	2.46%

Held to maturity:
Residential MBS:
Agency-backed	$—	—%	$—	—%	$42,796	2.77%	$99,533	2.55%	$142,329	$143,586	2.62%
CMO/Other MBS	—	—	—	—	—	—	62,690	1.95	62,690	61,495	1.95
Residential MBS	—	—	—	—	42,796	2.77	162,223	2.32	205,019	205,081	2.42
Federal agencies	—	—	—	—	108,317	2.50	28,096	2.56	136,413	138,085	2.51
State and municipal	8,846	2.18	4,388	3.30	80,928	3.00	138,481	3.52	232,643	239,333	3.03
Other	—		4,750	3.09	250	3.75	—	—	5,000	5,338	3.12
Total	$8,846	2.18%	$9,138	3.20%	$232,291	2.73%	$328,800	2.85%	$579,075	$587,837	2.69%

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

A portion of our mortgage-backed securities portfolio is invested in collateralized mortgage obligations (“CMOs”), including Real Estate Mortgage Investment Conduits (“REMICs”), backed by Fannie Mae and Freddie Mac. CMOs and REMICs are types of debt securities issued by special-purpose entities that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. Our practice is to limit fixed-rate CMO investments primarily to the early-to-intermediate tranches, which have the greatest cash flow stability. Floating rate CMOs are purchased with an emphasis on the relative trade-offs between lifetime rate caps, prepayment risk, and interest rates.

Government and Agency Securities. While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes and as collateral for borrowings and municipal deposits.

Corporate Bonds. Corporate bonds have a higher risk of default due to potential for adverse changes in the creditworthiness of the issuer. In recognition of this risk, our policy limits investments in corporate bonds to securities with maturities of ten years or less and rated “A-” or better by at least one nationally recognized rating agency at time of purchase, and to a total investment size of no more than $20.0 million per issuer. Our total corporate bond portfolio limit is the lesser of 5% of total assets or 75% of risk-based capital.

State and Municipal Bonds. The investment policy limits municipal bonds to securities with maturities of 20 years or less and rated as investment grade by at least one nationally recognized rating agency at the time of purchase. However, we also purchase securities that are issued by local government entities within our service area. Such local entity obligations generally are not rated, and are subject to internal credit reviews. In addition, the policy generally imposes an investment size limit of $5.0 million per municipal issuer and a total municipal bond portfolio limit of 10% of assets. At September 30, 2014, we did not hold any obligations that were rated less than “A-” as available for sale.

Trust preferred securities. The Company owns securities of single-issuer bank trust preferred securities, all of which are paying in accordance with their terms and have no deferrals of interest or other deferrals. Management analyzes the credit risk and the probability of impairment on the contractual cash flows of applicable securities. Based upon our analysis, all of the issuers have maintained performance levels adequate to support the contractual cash flows of the securities.

Deposits
The following table sets forth the distribution of average deposit accounts by account category and the average rates paid at the dates indicated.

	September 30,
	2014		2013		2012
	Average balance	Rate	Average balance	Rate	Average balance	Rate
	(Dollars in thousands)
Non-interest bearing demand	$1,580,108	—%	$646,373	—%	$520,265	—%
Interest bearing demand	706,160	0.08	466,110	0.08	399,819	0.12
Savings	622,414	0.14	572,246	0.17	485,624	0.08
Money market	1,458,852	0.35	819,442	0.30	671,325	0.33
Certificates of deposit	554,396	0.44	352,469	0.60	289,230	0.87
Total interest bearing deposits	3,341,822	0.27	2,210,267	0.27	1,845,998	0.30
Total deposits	$4,921,930	0.18	$2,856,640	0.21	$2,366,263	0.24

Average deposits increased $2.1 billion, or 72.3% in fiscal 2014 and were $4.9 billion compared to $2.9 billion in fiscal 2013 and $2.4 billion in fiscal 2012. The increase in the average balance of deposits from 2013 to 2014 was mainly due to the Merger. The ratio of average non-interest bearing deposits to total deposits was 32.1% in the fiscal year ended September 30, 2014 compared to 22.6% in fiscal 2013 and 22.0% in fiscal 2012. The average cost of interest bearing and total deposits was 0.27% and 0.18% during fiscal 2014 compared to 0.27% and 0.21% during fiscal 2013 and 0.30% and 0.24% during fiscal 2012.

Distribution of Deposit Accounts by Type. The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	September 30,
	2014		2013		2012
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Non-interest bearing demand	$1,799,685	34.0%	$943,934	31.9%	$947,304	30.4%
Interest bearing demand	766,852	14.5	434,398	14.7	448,123	14.4
Savings	698,443	13.2	580,125	19.6	506,538	16.3
Money market	1,595,803	30.1	735,709	24.8	821,704	26.4
Subtotal	4,860,783	91.8	2,694,166	91.0	2,723,669	87.5
Certificates of deposit	437,871	8.2	268,128	9.0	387,482	12.5
Total deposits	$5,298,654	100.0%	$2,962,294	100.0%	$3,111,151	100.0%

The following table presents the proportion of each component of total deposits for the periods presented:

	September 30,
	2014	2013	2012
Retail and business deposits	77.1%	72.7%	69.0%
Municipal deposits	18.7	25.5	29.0
Wholesale deposits	4.2	1.8	2.0
	100.0%	100.0%	100.0%

As of September 30, 2014, 2013 and 2012, the Company had $992.8 million, $757.1 million and $901.7 million, respectively, in municipal deposits. A significant portion of the municipal deposits at September 30 are associated with school district tax collections and we generally retain these deposits only for a short period of time. Wholesale deposits were $220.7 million, $53.1 million and $62.0 million at September 30, 2014, 2013 and 2012, respectively. Wholesale deposits consist of brokered deposits and deposits acquired through listing services.

Certificates of Deposit by Interest Rate Range. The following table sets forth information concerning certificates of deposit by interest rate range at the dates indicated.

	At September 30, 2014
	Period to maturity						At September 30,
	1 year or less	1-2 years	2-3 years	3 years or more	Total	% of total	2013	2012
	(Dollars in thousands)
Interest rate range:
1.00% and below	$299,149	$41,600	$3,702	$7,642	$352,093	80.4%	$236,786	$239,149
1.01% to 2.00%	32,360	11,172	31,930	465	75,927	17.3	8,880	114,836
2.01% to 3.00%	6,068	547	—	—	6,615	1.5	10,257	11,569
3.01% to 4.00%	3,235	—	—	—	3,235	0.8	5,838	9,101
4.01% to 5.00%	1	—	—	—	1	—	6,367	12,524
5.01% to 6.00%	—	—	—	—	—	—	—	303
Total	$340,813	$53,319	$35,632	$8,107	$437,871	100.0%	$268,128	$387,482

Certificates of Deposit by Time to Maturity. The following table sets forth certificates of deposit by time remaining until maturity as of September 30, 2014.

	Period to maturity
	3 months or less	3-6 months	6-12 months	Over 12 months	Total	Rate
	(Dollars in thousands)
Certificates of deposit less than $100,000	$58,505	$35,719	$35,391	$17,773	$147,388	0.26%
Certificates of deposit $100,000 or more	105,709	52,649	52,840	79,285	290,483	0.70
	$164,214	$88,368	$88,231	$97,058	$437,871	0.55%

Brokered Deposits. We utilize brokered deposits on a limited basis and maintain limits for the use of wholesale deposits and other short-term funding in general to be less than 10% of total assets. Most of the brokered deposit funding maintained by the Bank has a maturity to coincide with the anticipated inflows of deposits through municipal tax collections.

Listed below are the Company’s brokered deposits:

	September 30,
	2014	2013
	(Dollars in thousands)
Money market	$84,022	$34,571
Reciprocal CDAR’s [1]	34,017	1,343
CDAR’s one way	3,028	768
Total brokered deposits	$121,067	$36,682

[1]	Certificate of deposit account registry service

Short-term Borrowings. The Company’s primary source of short-term borrowings (which include borrowings with a maturity less than one year) are advances from the Federal Home Loan Bank of New York. Short-term borrowings also include federal funds purchased and repurchase agreements.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates indicated.

	At or for the fiscal year ended September 30,
	2014	2013	2012
	(Dollars in thousands)
Balance at end of year	$370,365	$158,897	$10,136
Average balance during year	264,249	88,779	27,286
Maximum amount outstanding at any month end	563,085	295,652	103,500
Weighted average interest rate at end of year	0.69%	0.95%	1.88%
Weighted average interest rate during year	0.68	0.57	0.78

Short-term borrowings balances have been mainly used to fund continued loan growth. On a daily and average balance basis, the amount of short-term borrowings will fluctuate based on the inflows and outflows of municipal deposits and other deposits.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the Company for general corporate purposes or for customer needs. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

The Company’s off-balance sheet arrangements, which principally include lending commitments, are described below.

Lending Commitments. Lending commitments include loan commitments, unused credit lines, and letters of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments.

For our non-real estate commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. At September 30, 2014 these commitments totaled $225.8 million. For our real estate businesses, loan commitments are generally for residential construction, multi-family and commercial construction projects, which totaled $114.8 million at September 30, 2014. Loan commitments for our retail customers are generally home equity lines of credit secured by residential property and totaled $99.0 million. In addition loan commitments for overdrafts were $17.7 million. Letters of credit issued by the Company generally are standby letters of credit. Standby letters of credit are commitments issued by the Company on behalf of its customer/obligor in favor of a beneficiary that specify an amount the Company can be called upon to pay upon the beneficiary’s compliance with the terms of the letter of credit. These commitments are primarily issued in favor of local municipalities to support the obligor’s completion of real estate development projects. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Standby letters of credit are conditional commitments to support performance, typically of a contract or the financial integrity of a customer to a third-party, and represent an independent undertaking by the Company to the third-party. Letters of credit as of September 30, 2014 totaled $97.5 million.

See Note 15. “Off-Balance-Sheet Financial Instruments” to the consolidated financial statements for additional information regarding lending commitments.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.

Payments Due by Period. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2014. The payment amounts represent those amounts due to the recipient.

	Payments due by period
	1 year or less	1-3 years	3-5 years	5 years or more	Total
	(Dollars in thousands)
Contractual obligations:
FHLB borrowings	$324,726	$397,786	$70,000	$2,516	$795,028
Other borrowings	45,639	—	—	—	45,639
Senior notes	—	—	98,402	—	98,402
Time deposits	340,812	88,951	8,108	—	437,871
Operating leases	8,984	16,207	14,089	27,012	66,292
	720,161	502,944	190,599	29,528	1,443,232
Other commitments:
Letters of credit	81,599	7,492	—	8,377	97,468
Undrawn lines of credit	520,275	—	—	—	520,275
Total	$1,322,035	$510,436	$190,599	$37,905	$2,060,975

See Note 16. “Commitments and contingencies” to the consolidated financial statements for additional information regarding our contractual obligations.

Impact of Inflation and Changing Prices
The consolidated financial statements and related notes of the Company have been prepared in accordance with GAAP, which generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Liquidity and Capital Resources

Capital. At September 30, 3014, stockholders’ equity totaled $961.1 million compared to $482.9 million at September 30, 2013. In connection with the Merger, the Company issued 39,057,968 shares of its common stock with a value of $457.8 million on October 31, 2013. Other significant increases in stockholders’ equity included net income of $27.7 million, other comprehensive income, net of tax of $3.9 million, and stock-based compensation of $6.6 million which were partially offset by dividends declared of $17.7 million.

The accumulated other comprehensive loss component of stockholders’ equity totaled a net, after-tax, unrealized loss of $11.5 million compared to a net, after-tax unrealized loss of $15.3 million at September 30, 2013. The increase was the result of a $9.2 million net after-tax increase in the value of securities available for sale, a $214 thousand after-tax decrease in the net actuarial loss on the defined benefit pension plan and a net after-tax decrease in the net unrealized loss on securities transferred to held maturity of $5.1 million.

Under current regulatory requirements, amounts reported as accumulated other comprehensive (loss) income related to securities available for sale, securities transferred to held to maturity, and defined benefit pension plans do not reduce or increase regulatory capital and are not included in the calculation of leverage and risk-based capital ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines to measure Tier 1 and total capital and to take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 14. “Stockholders’ Equity” in the consolidated financial statements included elsewhere in this Report.

The Company paid a $0.06 dividend per common share in the first fiscal quarter of 2014 and paid a dividend of $0.07 per common share in the second, third and fourth fiscal quarters of 2014. Dividends of $0.06 were paid in each fiscal quarter of 2013.

The Company’s board of directors has authorized the repurchase of the Company’s common stock. At September 30, 2014, there are 776,713 shares available for repurchase. No shares were repurchased under this plan during fiscal 2014 or 2013. See Part II, Item 5. “Market for Registrants Common Equity, Related Stockholder Matters, Issuer Purchases of Equity Securities”, included elsewhere in this Report.

Basel III Capital Rules. In July 2013, the Company’s primary federal regulators published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules are discussed under “Supervision and Regulation - Capital Requirements - Basel III Capital Rules.”

Liquidity. Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The objective of the Company’s liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund the Company’s operations and to meet obligations and other commitments on a timely basis and at a reasonable cost. The Company seeks to achieve this objective and ensure that funding needs are met by maintaining an appropriate level of liquid funds through asset/liability management, which includes managing the mix and time to maturity of financial assets and financial liabilities on the Company’s balance sheet. The Company’s liquidity position is enhanced by its ability to raise additional funds as needed in the wholesale markets.

Asset liquidity is provided by liquid assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, interest-bearing deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity.

Liability liquidity is provided by access to funding sources which include core deposits, federal funds purchased and repurchase agreements. The liquidity position of the Company is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in the Company’s asset/liability management process. The Company regularly models liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic activity, volatility in the financial markets, unexpected credit events or other significant occurrences. These scenarios are incorporated into the Company’s contingency funding plan, which provides the basis for the identification of the Company’s liquidity needs. As of September 30, 2014, management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on the Company.

At September 30, 2014 the Bank had $176.6 million in cash on hand and unused borrowing capacity at the FHLB of $785.1 million. In addition, the Bank may purchase additional federal funds from other institutions and enter into additional repurchase agreements.

The Company is a bank holding company and does not conduct operations. Its primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. At September 30, 2014, the Bank had capacity to pay up to $47.9 million of dividends to the Company. At September 30, 2014 the Company had cash of $23.4 million, and $15 million available under a revolving line of credit facility.

In September 2014, the Company entered into a $15 million revolving line of credit facility with a third-party financial institution that matures on September 5, 2015. The use of proceeds are for general corporate purposes. The facility has not been used and requires the Company and the Bank to maintain certain ratios related to capital, nonperforming asset to capital, reserves to nonperforming loans and debt service coverage. The Company and the Bank were in compliance with all requirements at September 30, 2014.

The Company has an effective shelf registration covering $29 million of debt and equity securities remaining available for use, subject to Board authorization and market conditions, to issue equity or debt securities at our discretion. While we seek to preserve flexibility with respect to cash requirements, there can be no assurance that market conditions would permit us to sell securities on acceptable terms at any given time or at all.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Management believes that our most significant form of market risk is interest rate risk. The general objective of our interest rate risk management is to determine the appropriate level of risk given our business strategy, and then manage that risk in a manner that is consistent with our policy to limit the exposure of our net interest income to changes in market interest rates. The Bank’s Asset/Liability Management Committee (“ALCO”), which consists of certain members of senior management, evaluates the interest rate risk inherent in certain assets and liabilities, our operating environment, and capital and liquidity requirements, and modifies our lending, investing and deposit gathering strategies accordingly. A committee of the Board reviews ALCO’s activities and strategies, the effect of those strategies on our net interest margin, and the effect that changes in market interest rates would have on the economic value of our loan and securities portfolios, as well as the intrinsic value of our deposits and borrowings.

We actively evaluate interest rate risk in connection with our lending, investing, and deposit activities. We emphasize the origination of commercial real estate loans, commercial & industrial loans, residential fixed-rate mortgage loans that are repaid monthly and bi-weekly, and adjustable-rate residential and consumer loans. Depending on market interest rates and our capital and liquidity position, we may retain all of the fixed-rate, fixed-term residential mortgage loans that we originate or we may sell or securitize all, or a portion of such longer-term loans, generally on a servicing-released basis. We also invest in shorter term securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities may help us to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. These strategies may adversely affect net interest income due to lower initial yields on these investments in comparison to longer-term, fixed-rate loans and investments.

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

Estimated Changes in EVE and NII. The table below sets forth, as of September 30, 2014, the estimated changes in our (1) EVE that would result from the designated instantaneous changes in the forward rate curves, and (2) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$916,800	$(31,928)	(3.4)%	$278,113	$30,308	12.2%
+200	936,800	(11,928)	(1.3)	268,343	20,538	8.3
+100	955,109	6,381	(0.7)	257,610	9,805	4.0
0	948,728	—	—	247,805	—	—
-100	927,870	(20,858)	(2.2)	229,429	(18,376)	(7.4)

The table above indicates that at September 30, 2014, in the event of an immediate 200 basis point increase in interest rates, we would expect to experience a 1.3% decrease in EVE and a 8.3% increase in NII. Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on EVE and NII beyond -100 basis points.

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

During the fiscal year 2014, the federal funds target rate remained in a range of 0.00 - 0.25% as the Federal Open Market Committee (“FOMC”) did not change the target overnight lending rate. U.S. Treasury yields in the two year maturities increased 25 basis points from 0.33% to 0.58% in fiscal 2014 while the yield on U.S. Treasury 10-year notes decreased 12 basis points from 2.64% to 2.52% over the same twelve month period. The decrease in rates on longer-term maturities coupled with the increase in rates on the short-term maturities resulted in a flatter 2-10 year treasury yield curve at the end of fiscal 2014 relative to the beginning of the fiscal year. During the fourth quarter, the FOMC reaffirmed its willingness to maintain an accommodative stance on monetary policy stating that it intends to do so even after employment and inflation are near mandate consistent levels should economic conditions warrant keeping the target federal funds rate below levels the committee views as normal in the longer run. However, should economic conditions improve, the FOMC could increase the federal funds target rate. This could cause the shorter end of the yield curve to rise disproportionately relative to the longer end, thereby resulting in a short-term margin compression.

ITEM 8.	Financial Statements and Supplementary Data
The following are included in this item:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets as of September 30, 2014 and 2013

(C)	Consolidated Income Statements for the fiscal years ended September 30, 2014, 2013 and 2012

(D)	Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended September 30, 2014, 2013 and 2012

(E)	Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2014, 2013 and 2012

(F)	Notes to Consolidated Financial Statements

The supplementary data required by this item (selected quarterly financial data) is provided in Note 21. “Quarterly Results of Operations (Unaudited)” to the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sterling Bancorp

We have audited the accompanying consolidated balance sheets of Sterling Bancorp as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three year period ended September 30, 2014. We also have audited Sterling Bancorp’s internal control over financial reporting as of September 30, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sterling Bancorp’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Bancorp as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three year period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Sterling Bancorp maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

New York, New York
November 28, 2014

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	September 30,
	2014	2013
ASSETS:
Cash and due from banks	$177,619	$113,090
Securities:
Available for sale, at fair value	1,110,813	954,393
Held to maturity, at amortized cost (fair value of $587,838 and $250,896 in 2014 and 2013, respectively)	579,075	253,999
Total securities	1,689,888	1,208,392
Loans held for sale	17,846	1,011
Gross loans	4,760,438	2,412,898
Allowance for loan losses	(40,612)	(28,877)
Total loans, net	4,719,826	2,384,021
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, at cost	66,085	24,312
Accrued interest receivable	19,667	11,698
Premises and equipment, net	43,286	36,520
Goodwill	388,926	163,117
Core deposit and other intangible assets	45,278	5,891
Bank owned life insurance	119,486	60,914
Other real estate owned	7,580	6,022
Other assets	41,900	34,184
Total assets	$7,337,387	$4,049,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$5,298,654	$2,962,294
FHLB borrowings	795,028	462,953
Other borrowings (federal funds purchased and repurchase agreements)	45,639	—
Senior notes	98,402	98,033
Mortgage escrow funds	4,494	12,646
Other liabilities	134,032	30,380
Total liabilities	6,376,249	3,566,306
Commitments and Contingent liabilities (See Note 16.)
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 190,000,000 shares authorized; 91,246,024 and 52,188,056 issued for 2014 and 2013, respectively; 83,628,267 and 44,351,046 shares outstanding in 2014 and 2013, respectively)	912	522
Additional paid-in capital	860,564	403,816
Unallocated common stock held by employee stock ownership plan (“ESOP”); 0 and 549,262 unallocated shares outstanding in 2014 and 2013, respectively	—	(5,493)
Treasury stock, at cost (7,617,757 shares in 2014 and 7,837,010 shares in 2013)	(86,339)	(88,538)
Retained earnings	197,460	187,889
Accumulated other comprehensive (loss), net of tax (benefit) of ($8,470) in 2014 and ($10,482) in 2013	(11,459)	(15,330)
Total stockholders’ equity	961,138	482,866
Total liabilities and stockholders’ equity	$7,337,387	$4,049,172
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Income Statements
For the year ended September 30,
(Dollars in thousands, except per share data)

	2014	2013	2012
Interest and dividend income:
Loans, including fees	$202,982	$107,810	$91,010
Taxable securities	30,067	17,509	16,538
Non-taxable securities	10,453	5,682	6,497
Other earning assets	3,404	1,060	992
Total interest and dividend income	246,906	132,061	115,037
Interest expense:
Deposits	8,964	5,923	5,581
Borrowings	19,954	13,971	12,992
Total interest expense	28,918	19,894	18,573
Net interest income	217,988	112,167	96,464
Provision for loan losses	19,100	12,150	10,612
Net interest income after provision for loan losses	198,888	100,017	85,852
Non-interest income:
Accounts receivable management / factoring commissions and other related fees	13,146	—	—
Mortgage banking income	8,086	1,979	1,897
Deposit fees and service charges	15,595	10,964	11,377
Net gain on sale of securities	641	7,391	10,452
Bank owned life insurance	3,080	1,998	2,050
Investment management fees	2,209	2,413	3,143
Other	4,613	2,947	3,233
Total non-interest income	47,370	27,692	32,152
Non-interest expense:
Compensation and employee benefits	94,310	47,833	46,038
Stock-based compensation plans	3,703	2,239	1,187
Occupancy and office operations	27,726	14,953	14,457
Amortization of intangible assets	9,408	1,296	1,245
FDIC insurance and regulatory assessments	6,146	3,010	3,096
Other real estate owned (income) expense, net	(237)	1,562	1,618
Merger-related expense	9,455	2,772	5,925
Other	57,917	17,376	18,391
Total non-interest expense	208,428	91,041	91,957
Income before income taxes	37,830	36,668	26,047
Income taxes	10,152	11,414	6,159
Net income	$27,678	$25,254	$19,888
Weighted average common shares:
Basic	80,268,970	43,734,425	38,227,653
Diluted	80,534,043	43,783,053	38,248,046
Earnings per common share:
Basic	$0.34	$0.58	$0.52
Diluted	0.34	0.58	0.52
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the year ended September 30,
(Dollars in thousands, except share data)

	2014	2013	2012
Net income	$27,678	$25,254	$19,888
Other comprehensive income (“OCI”) (loss):
Change in unrealized holding gains (losses) on securities available for sale	15,948	(37,324)	12,866
Related income tax (expense) benefit	(6,778)	15,157	(5,224)
Change in net unrealized (loss) on securities transferred to held to maturity	(8,947)	—	—
Related income tax benefit	3,803	—	—
Reclassification adjustment for net realized (gains) included in net income	(641)	(7,391)	(10,452)
Related income tax expense	272	3,001	4,245
Reclassification adjustment for other than temporary impaired losses included in net income	—	32	47
Related income tax benefit	—	(13)	(19)
Total OCI securities component	3,657	(26,538)	1,463
Acceleration of future amortization of accumulated other comprehensive loss on defined benefit pension plan and change in funded status of defined benefit plans	372	7,255	505
Related income tax (expense)	(158)	(2,946)	(205)
Other comprehensive income (loss)	3,871	(22,229)	1,763
Total comprehensive income	$31,549	$3,025	$21,651
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the year ended September 30,
(Dollars in thousands, except per share data)

	Number of shares	Common stock	Additional paid-in capital	Unallocated ESOP shares	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at October 1, 2011	37,864,008	$459	$357,063	$(6,138)	$(90,585)	$165,199	$5,136	$431,134
Net income	—	—	—	—	—	19,888	—	19,888
Other comprehensive income	—	—	—	—	—	—	1,763	1,763
Stock option & other stock transactions, net	—	—	685	—	—	—	—	685
ESOP shares allocated or committed to be released for allocation (49,932 shares)	—	—	43	500	—	—	—	543
Restricted stock awards, net	50,958	—	(187)	—	412	(16)	—	209
Capital raise	6,258,504	63	45,937	—	—	—	—	46,000
Cash dividends declared ($0.24 per common share)	—	—	—	—	—	(9,100)	—	(9,100)
Balance at September 30, 2012	44,173,470	522	403,541	(5,638)	(90,173)	175,971	6,899	491,122
Net income	—	—	—	—	—	25,254	—	25,254
Other comprehensive income	—	—	—	—	—	—	(22,229)	(22,229)
Stock option & other stock transactions, net	8,250	—	730	—	95	(33)	—	792
ESOP shares allocated or committed to be released for allocation (49,932 shares)	—	—	119	145	—	—	—	264
Restricted stock awards, net	169,326	—	(574)	—	1,540	—	—	966
Cash dividends declared ($0.30 per common share)	—	—	—	—	—	(13,303)	—	(13,303)
Balance at September 30, 2013	44,351,046	522	403,816	(5,493)	(88,538)	187,889	(15,330)	482,866
Net income	—	—	—	—	—	27,678	—	27,678
Other comprehensive income	—	—	—	—	—	—	3,871	3,871
Common stock issued in Legacy Sterling merger transaction	39,057,968	390	457,362	—	—	—	—	457,752
Stock option & other stock transactions, net	267,188	—	880	—	3,333	(430)	—	3,783
ESOP shares allocated and ESOP termination	(488,403)	—	1,280	5,493	(5,983)	—	—	790
Restricted stock awards, net	440,468	—	(2,774)	—	4,849	—	—	2,075
Cash dividends declared ($0.21 per common share)	—	—	—	—	—	(17,677)	—	(17,677)
Balance at September 30, 2014	83,628,267	$912	$860,564	$—	$(86,339)	$197,460	$(11,459)	$961,138
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Year Ended September 30,
(Dollars in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$27,678	$25,254	$19,888
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses	19,100	12,150	10,612
(Gain) loss and write-downs on other real estate owned	(1,208)	1,285	694
(Gain) on redemption of Subordinated Debentures	(712)	—	—
Depreciation of premises and equipment	6,507	4,243	4,746
Impairment of premises and equipment	11,043	—	—
Amortization of intangibles	9,408	1,296	1,245
Amortization of low income housing tax credit	520	—	—
Net gain on sale of securities	(641)	(7,391)	(10,452)
Net gains on loans held for sale	(8,086)	(1,979)	(1,897)
(Gain) loss on sale of premises and equipment	(93)	75	(75)
Net amortization of premium and discount on securities	3,176	2,068	(1,006)
Change in unamortized acquisition costs and premiums	1,028	1,050	—
Accretion of premium on borrowings (includes calls on borrowings), net	(446)	87	(67)
Amortization of pre-payment fees on restructured borrowings	1,302	1,466	1,459
ESOP and restricted stock expense	2,803	1,544	667
Stock option compensation expense	901	695	521
Originations of loans held for sale	(462,030)	(85,657)	(80,579)
Proceeds from sales of loans held for sale	483,622	94,130	79,147
Increase in cash surrender value of bank owned life insurance	(3,198)	(1,998)	(2,050)
Deferred income tax (benefit) expense	(3,507)	719	(64)
Other adjustments (principally net changes in other assets and other liabilities)	40,497	(26,413)	2,237
Net cash provided by operating activities	127,664	22,624	25,026
Cash flows from investing activities:
Purchases of securities:
Available for sale	(407,438)	(490,160)	(679,553)
Held to maturity	(172,899)	(169,320)	(95,157)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	163,199	168,771	174,497
Held to maturity	31,227	55,866	63,037
Proceeds from sales of securities available for sale	529,107	339,123	344,431
Proceeds from sales of securities held to maturity	—	1,187	—
Loan originations, net	(659,013)	(310,615)	(226,616)
(Purchases) of FHLB and FRB stock, net	(34,093)	(5,063)	(620)
Proceeds from sales of other real estate owned	9,645	4,730	3,468
Purchases of premises and equipment	(2,584)	(2,355)	(1,853)
Proceeds from sale of Hudson Valley Investment Advisors	—	4,738	—
Proceeds from sale of fixed assets	310	—	75
Purchase low income housing tax credit	(1,966)	—	—
Cash received from acquisitions	277,798	—	126,818
Net cash (used in) investing activities	(266,707)	(403,098)	(291,473)

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Year Ended September 30,
(Dollars in thousands)

	2014	2013	2012
Cash flows from financing activities:
Net increase (decrease) in transaction, savings and money market deposits	301,028	(29,503)	499,340
Net (decrease) in time deposits	(261,858)	(119,354)	(53,786)
Net increase (decrease) in short-term FHLB borrowings	103,000	91,528	(5,000)
Net increase (decrease) in long-term FHLB borrowings	147,506	24,783	(5,244)
Net (decrease) in repurchase agreements and other short-term borrowings	(37,177)	—	—
Redemption of Subordinated Debentures	(26,140)	—	—
Payments of pre-payment fees on FHLB borrowings	—	—	(278)
Repayment of senior unsecured note	—	—	(51,499)
Net proceeds from Senior Notes	—	97,946	—
Net increase in mortgage escrow funds	(8,152)	727	2,218
Stock option transactions	2,980	62	102
Other stock-based compensation transactions	62	35	164
Equity capital raise	—	—	46,000
Cash dividends paid	(17,677)	(10,642)	(9,100)
Net cash provided by financing activities	203,572	55,582	422,917
Net increase (decrease) in cash and cash equivalents	64,529	(324,892)	156,470
Cash and cash equivalents at beginning of year	113,090	437,982	281,512
Cash and cash equivalents at end of year	$177,619	$113,090	$437,982
Supplemental cash flow information:
Interest payments	$29,419	$18,831	$18,447
Income tax payments	12,473	4,475	1,873
Real estate acquired in settlement of loans	2,542	5,634	6,148
Unsettled securities transactions	—	—	41,758
Dividends declared, not yet paid	—	2,661	—

Acquisitions:
Non-cash assets acquired:
Securities available for sale	$233,190	$—	$54,994
Securities held to maturity	374,721	—	—
Loans held for sale	30,341	—	—
Total loans, net	1,698,108	—	205,453
FHLB stock	7,680	—	1,045
Accrued interest receivable	6,590	—	417
Goodwill	225,809	—	5,535
Trade name	20,500	—	—
Core deposit intangibles	20,089	—	4,818
Bank owned life insurance	55,374	—	—
Premises and equipment, net	23,594	—	490
Other real estate owned	5,815	—	—
Other assets	20,933	—	1,793
Total non-cash assets acquired	2,722,744	—	274,545

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Year Ended September 30,
(Dollars in thousands)

	2014	2013	2012
Liabilities assumed:
Deposits	2,297,190	—	368,902
FHLB and other borrowings	100,619	—	30,784
Other borrowings	62,465	—	—
Subordinated debentures	26,527	—	—
Other liabilities	55,960	—	1,677
Total liabilities assumed	$2,542,761	$—	$401,363

Net non-cash (liabilities) acquired	$179,983	$—	$(126,818)
Cash and cash equivalents acquired in acquisitions	277,798	—	126,818
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(1) Basis of Financial Statement Presentation and Summary of Significant Accounting Policies

Merger with Sterling Bancorp
On October 31, 2013, Provident New York Bancorp (“Legacy Provident”) merged with Sterling Bancorp (“Legacy Sterling”). In connection with the merger, the following corporate actions occurred:

•	Legacy Sterling merged with and into Legacy Provident. Legacy Provident was the accounting acquirer and the surviving entity.

•
Legacy Provident changed its legal entity name to Sterling Bancorp and became a bank holding company and a financial holding company as defined by the Bank Holding Company Act of 1956, as amended (“Sterling” or the “Company”).

•	Provident Bank converted to a national bank charter.

•	Sterling National Bank merged into Provident Bank.

•	Provident Bank changed its legal entity name to Sterling National Bank.

•	Provident Municipal Bank merged into Sterling National Bank.

We refer to the transactions detailed above collectively as the “Merger.”

The consolidated financial statements include the accounts of Sterling; STL Holdings, Inc. (formerly PBNY Holdings, Inc.) which has an investment in Sterling Silver Title Agency L.P. (formerly PB Madison Title Agency L.P.), a company that provides title searches and title insurance for residential and commercial real estate; LandSave Development, LLC an inactive subsidiary, which was dissolved on September 30, 2014; Sterling Risk Management, Inc. (formerly Provident Risk Management, Inc., a captive insurance company); Sterling National Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries. These subsidiaries included at September 30, 2014: (i) Sterling REIT, Inc. a real estate investment trust that holds a portion of the Company’s real estate loans; (ii) Provest Services Corp. I, which has invested in a low-income housing partnership; (iii) Provest Services Corp. II, which has engaged a third-party provider to sell mutual funds and annuities to the Bank’s customers and (iv) several limited liability companies which hold other real estate owned. Intercompany transactions and balances are eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain amounts from prior years have been reclassified to conform to the current fiscal year presentation. Reclassifications had no affect on prior year net income or stockholders’ equity.

(a) Nature of Business
Since October 31, 2013, Sterling is a bank holding company and financial holding company under the Bank Holding Company Act of 1956. Sterling is a Delaware corporation that owns all of the outstanding shares of the Bank. Sterling is listed on the New York Stock Exchange (“NYSE”) under the symbol STL.

The Bank, an independent, full-service bank founded in 1888, is headquartered in Montebello, New York and is the principal bank subsidiary of Sterling. The Bank accounts for substantially all of Sterling’s consolidated assets and net income. The Bank operates through commercial banking teams and financial centers which serve the greater New York metropolitan region. The Bank targets the following geographic markets: (i) the New York Metro Market, which includes Manhattan and Long Island; and (ii) the New York Suburban Market, which consists of Rockland, Orange, Sullivan, Ulster, Putnam and Westchester counties in New York and Bergen County in New Jersey.

The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities. In connection with the Merger, the Bank became a national bank and its deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve Board are the primary regulators for the Bank and the Company, respectively.

(b) Use of estimates
The consolidated financial statements have been prepared in conformity with GAAP. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense. Actual results could differ significantly from these estimates. An estimate that is particularly susceptible to significant near-term change is the allowance for loan losses, which is discussed below. Also subject to change are estimates involving goodwill impairment evaluations, mortgage servicing rights, benefit plans, deferred income taxes and fair values of financial instruments.

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

(d) Restrictions on Cash
The Bank was required to have $28.7 million and $14.6 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at September 30, 2014 and 2013.

(e) Long-Term Assets
Premises and equipment, core deposit and other intangible assets are reviewed annually for impairment or when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

(f) Fair Values of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. (See Note 17. “Fair Value Measurements”)

(g) Adoption of New Accounting Standards
Accounting Standards Update (ASU) 2014-01 - Investments - Equity method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects was issued. This standard provides reporting guidance for entities that invest in qualified affordable housing projects through limited liability entities that are flow through entities for tax purposes. The amendments in this ASU eliminate the effective yield election and permit the Company to make an accounting policy election to account for its investment in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the statement of operations as a component of income tax expense. The amendments in this ASU should be applied retrospectively to all periods presented. The Company adopted this ASU in the quarter ended March 31, 2014, which coincided with the Company’s initial recognition of low income housing tax credits. The adoption of this ASU resulted in a $508 income tax benefit and a $520 expense associated with the amortization of the Company’s investment for the fiscal year ended September 30, 2014.

(h) Securities
Securities include U.S. Treasury, U.S. Government Agency and Government Sponsored Agencies, municipal and corporate bonds, mortgage-backed securities, collateralized mortgage obligations and trust preferred securities.

The Company can classify its securities among three categories: held to maturity, trading, and available for sale. The Company determines the appropriate classification of the Company’s securities at the time of purchase.

Held to maturity securities are limited to debt securities for which there is the intent and the ability to hold to maturity. These securities are reported at amortized cost.

Trading securities are debt and equity securities held principally for the purpose of selling them in the near-term. These securities are reported at fair value, with unrealized gains and losses included in earnings. The Company does not engage in securities trading activities.

All other debt and marketable equity securities are classified as available for sale. These securities are reported at fair value, with unrealized gains and losses (net of the related deferred income tax effect) excluded from earnings and reported in a separate component of stockholders’ equity (accumulated other comprehensive income or loss). Available for sale securities include securities that the Company intends to hold for an indefinite period of time, such as securities to be used as part of the Company’s asset/liability management strategy or securities that may be sold to fund loan growth, in response to changes in interest rates, changes in prepayment risks, the need to increase capital, or similar factors.

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

Securities are evaluated for impairment at least quarterly, and more frequently when economic and market conditions warrant such an evaluation. For securities in an unrealized loss position, we consider the extent and duration of the unrealized loss, and the financial condition of the issuer. The Company also assesses whether it intends to sell, or is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either criteria regarding intent to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. If the Company does not expect to recover the entire amortized cost basis of the security, the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other than temporary impairment is separated into a) the amount representing the credit loss and b) the amount related to all other factors. The amount of other than temporary impairment related to credit loss is recognized in earnings while the amount related to other factors is recognized in other comprehensive income, net of applicable taxes. The cost basis of individual equity securities is written down to estimated fair value through a charge to earnings when declines in value below cost are considered to be other than temporary. As of September 30, 2014, the Company does not intend to sell nor is it more likely than not that it would be required to sell any of its debt securities with unrealized losses prior to recovery of its amortized cost basis less any current period credit loss.

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

Historically mortgage loans held for sale were generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the amount allocated to the value of the servicing rights which is its fair value. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

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

Servicing fee income, which is reported on the income statement as other income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan, and are recorded as income when earned. Servicing fees totaled $911, $778 and $695 for the years ended September 30, 2014, 2013 and 2012, respectively. Late fees and ancillary fees related to loan servicing are not material. Effective October 1, 2013, the Bank outsourced servicing of residential mortgage loans to a nationally recognized mortgage loan servicing company.

(k) Loans
Loans where Sterling has the intent and ability to hold for the foreseeable future or until maturity or payoff (other than loans held for sale) are reported at amortized cost less the allowance for loan losses. Interest income on loans is accrued on the unpaid principal balance.

A loan is placed on non-accrual status upon the earlier of (i) when Sterling determines that the borrower may likely be unable to meet contractual principal or interest obligations, or (ii) when payments are 90 days or more past due, unless well secured and in the process of collection. Accrual of interest ceases and, in general, uncollected past due interest is reversed and charged against current interest income. Interest payments received on non-accrual loans, including impaired loans, are not recognized as income unless warranted based on the borrower’s financial condition and payment record. Furthermore, negative tax escrow will be included in the unpaid principal for loans individually evaluated for impairment, as this is part of the customer’s legal obligation to the Company.

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

(l) Allowance for Loan Losses
The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable incurred credit losses inherent in the loan portfolio. The allowance for loan losses is a critical accounting estimate and requires substantial judgment of management. The allowance for loan losses includes allowance allocations calculated in accordance with ASC Subtopic 450-20, “Loss Contingencies” and ASC Subtopic 310-35-2, “Loan Impairment.” The level of the allowance reflects management’s continuing evaluation of loan loss experience, specific credit risks, current loan portfolio quality, industry and loan type concentrations, economic and regulatory conditions and unidentified losses inherent in the loan portfolios, as well as trends in the foregoing. The Company analyzes loans by two broad segments: real estate secured loans and loans that are either unsecured or secured by other collateral.

The classes considered real estate secured are: residential mortgage loans; commercial real estate (“CRE”) loans; business banking CRE; multi-family loans; acquisition, development and construction (“ADC”) loans; homeowner loans, and home equity lines of credit. The classes considered unsecured or secured by other than real estate collateral are: commercial & industrial (“C&I”) loans; payroll finance loans, warehouse lending; factored receivables; equipment finance loans; business banking C&I loans and consumer loans. In all segments or classes, significant loans are reviewed for impairment once they are past due 90 days or more or are classified substandard or doubtful. Generally the Company considers a homogeneous residential mortgage or home equity line of credit to be significant if the Company’s investment in the loan is greater than $500. If a loan is deemed to be impaired in one of the real estate secured segment, it is generally considered collateral dependent. If the value of the collateral securing a collateral dependent impaired loan is less than the loan’s carrying value, a charge-off is recognized equal to the difference between the appraised value and the book value of the loan. Additionally, impairment reserves are recognized for estimated costs to hold and liquidate and for a 10% discount on the appraisal value. The range for costs to hold and liquidate is 12-22% for CRE, business banking CRE and ADC loans and is 7-13% for homeowner loans, home equity lines of credit, and residential mortgage loans. Impaired loans in the real estate secured segments are re-appraised using a summary or drive-by appraisal report every six to nine months.

For loans in the business banking C&I class we charge-off the full amount of the loan when it becomes 90 days or more past due, or earlier in the case of bankruptcy, after giving effect to any cash or marketable securities pledged as collateral for the loan. For other classes of C&I loans, we prepare a cash flow projection, and charge-off the difference between the net present value of the cash flows discounted at the effective note rate and the carrying value of the loan, and generally recognize a 10% impairment reserve to account for the potential imprecision of our estimates. However, on most of these cases receipt of future cash flows is too unreliable to be considered probable, resulting in the charge-off of the entire balance of the loan. For unsecured consumer loans, charg0- offs are recognized once the loan is 90 to 120 days or more past due or the borrower files for bankruptcy protection.

Subsequent recoveries, if any, are credited to the allowance for loan losses. The allowance for loan losses consists of amounts specifically allocated to non-performing loans and other criticized or classified loans (if any), as well as allowances determined for the pass rated loans in each major loan category. After we establish an allowance for loan losses for loans that are known to be non-performing, criticized or classified, we calculate a percentage to apply to the remaining loan portfolio to estimate the probable incurred losses inherent in that portion of the portfolio. These percentages are determined by management, based on historical loss experience for the applicable loan class, and are adjusted to reflect our evaluation of:

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

Commercial real estate loans subject us to the risks that the property securing the loan may not generate sufficient cash flow to service the debt or the borrower may use the cash flow for other purposes. In addition, if necessary, the foreclosure process may be slow and properties may deteriorate in the process. The market values are also subject to a wide variety of factors, including general economic conditions, industry specific factors, environmental factors, interest rates and the availability and terms of credit.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Commercial business lending presents a risk because repayment depends on the successful operation of the business which is subject to a wide range of risks and uncertainties. In addition, the ability to successfully liquidate collateral, if any, is subject to a variety of risks because we must gain control of assets used in the borrower’s business before foreclosing which we cannot be assured of doing, and the value in a foreclosure sale or other means of liquidation is uncertain.

Acquisition, development and construction (“ADC”) lending is considered higher risk and exposes us to greater credit risk than permanent mortgage financing. The repayment of ADC loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make a land acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Development and construction loans also expose us to the risk that improvements will not be completed on time or in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. All of these factors are considered as part of the underwriting, structuring and pricing of the loan. We have deemphasized this type of lending.

When we evaluate residential mortgage loans and home equity loans we weigh both the credit capacity of the borrower and the collateral value of the home. If unemployment or underemployment increase, the credit capacity of underlying borrowers will decrease, which increases our risk. Similarly, as we obtain a mortgage on the property, if home prices decline, we are exposed to risk in both our first mortgage and equity lending programs due to declines in the value of our collateral. We are also exposed to risk because the time to foreclose is significant and has become longer under current market conditions.

(m) Troubled Debt Restructuring
Troubled debt restructuring (“TDR”) is a formally renegotiated loan in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that would not have been granted to the borrower otherwise. Not all loans that are restructured as a TDR are classified as non-accrual before the restructuring occurs. Restructured loans can convert from non-accrual to accrual status when said loans have demonstrated performance, generally evidenced by six months of consistent payment performance in accordance with the restructured terms, or by the presence of other significant items.

(n) Federal Reserve Bank of New York and Federal Home Loan Bank Stock
As a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB”), the Bank is required to hold a certain amount of FRB and FHLB common stock. This stock is a non-marketable equity security and, is reported at cost.

(o) Premises and Equipment
Land is reported at cost, while premises and equipment are reported at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three years for equipment and 40 years for premises. Leasehold improvements are amortized on a straight-line basis over the terms of the respective leases, including renewal options, or the estimated useful lives of the improvements, whichever is shorter. Routine holding costs are charged to expense as incurred, while significant improvements are capitalized. The Company recognizes an impairment charge based on the excess of the carrying amount of assets (generally assets associated with a financial center) over the fair value of the assets. Fair value is determined by third-party valuations and evaluations prepared by management. For the fiscal year ended September 30, 2014, the Company recognized premises and equipment impairment charges of $9.3 million related to financial center consolidations as a result of the Merger. These charges were included in other non-interest expense in the income statement.

(p) Goodwill, Trade Names and Other Intangible Assets
Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill and trade names acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. Goodwill and trade name are the only intangible assets with an indefinite life on our balance sheet.

The Company accounts for goodwill, trade names and other intangible assets in accordance with GAAP, which, in general, requires that goodwill and trade names not be amortized, but rather that they be tested for impairment at least annually at the reporting unit level. The Company has the option to first perform a qualitative assessment to test goodwill for impairment on a reporting-unit-by-reporting-unit basis. If, after performing the qualitative assessment, the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will perform the two-step process described below:

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

At September 30, 2014, the Company assessed goodwill for impairment using qualitative factors and concluded the two-step process was unnecessary.

Core deposit intangibles recorded in acquisitions are amortized to expense using an accelerated method over their estimated lives of 8 to 10 years. Non-compete agreements are amortized on a straight line basis over their estimated life. Prior to March 31, 2014, intangibles related to the naming rights on Provident Bank Ball Park were amortized over 10 years on a straight-line basis. Impairment losses on intangible assets are charged to expense, if and when they occur.

(q) Other Real Estate Owned
Real estate properties acquired through loan foreclosures are recorded initially at estimated fair value, less expected sales costs, with any resulting write-down charged to the allowance for loan losses. Other real estate owned also includes the fair value of the Bank’s financial centers that are held for sale. Any write-down associated with the transfer of a financial center from premises and equipment to other real state owned was included as a charge to other non-interest income in the income statement. Subsequent valuations of other real estate owned are performed by management, and the carrying amount of a property is adjusted by a charge to expense to reflect any subsequent declines in estimated fair value. Fair value estimates are based on recent appraisals and other available information. Routine holding costs are charged to expense as incurred, while significant improvements are capitalized. Gains and losses on sales of real estate owned properties are recognized upon disposition.

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

The Company evaluates uncertain tax positions in a two step process. The first step is recognition, which requires a determination of whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement. Under the measurement step, a tax position that meets the more likely than not recognition threshold is measured at the largest amount of

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. A previously recognized tax position that no longer meets the more likely than not recognition threshold should be derecognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company did not have any such position as of September 30, 2014. (See Note 10 “Income Taxes”).

(t) Bank Owned Life Insurance (BOLI)
The Company owns life insurance policies (purchased and acquired) on certain officers and key executives. Bank owned life insurance is recorded at its cash surrender value (or the amount that can be realized).

(u) Stock-Based Compensation Plans
Compensation expense for stock options, non-vested stock awards/stock units is based on the fair value of the award on the measurement date, which is the date of grant. The expense is recognized ratably over the service period of the award. The fair value of stock options is estimated using a Black-Scholes valuation model. the fair value of non-vested stock awards/stock units is generally the market price of the Company’s common stock on the date of grant.

(v) Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period.

Diluted EPS is computed in a similar manner, except that the weighted average number of common shares is increased to include incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options were exercised and unvested restricted stock became vested during the periods. For purposes of computing both basic and diluted EPS, outstanding shares include earned ESOP shares.

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

(y) Derivatives
At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same period during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income. Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

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

(2) Acquisitions
On October 31, 2013, the Company completed the Merger. Under the terms of the Agreement and Plan of Merger, Legacy Sterling shareholders received 1.2625 shares of Legacy Provident’s common stock, par value $0.01 per share, for each share of Legacy Sterling common stock, which resulted in the issuance of 39,057,968 shares. Based on the closing stock price of $11.72 per share on October 31, 2013, the aggregate consideration paid to Legacy Sterling shareholders was $457,781, including $23 paid in cash for fractional shares, and $6 which represented outstanding vested stock options. Consistent with the Company’s strategy, the primary reason for the Merger was the expansion of the Company’s geographic footprint and diversification of its business in the greater New York metropolitan region and beyond.

The assets acquired and liabilities assumed were accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of October 31, 2013 based on management’s best estimate using the information available as of the Merger date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $225,809, a core deposit intangible of $20,089 and a trade name intangible of $20,500.  As of October 31, 2013, Legacy Sterling had assets with a book value of approximately $2,759,628, loans including loans held for sale with a book value of approximately $1,735,142, and deposits with a book value of approximately $2,296,713. The table below summarizes the amounts recognized as of the Merger date for each major class of assets acquired and liabilities assumed, the estimated fair value adjustments and the amounts recorded in the Company’s financial statements at fair value at the Merger date:

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Consideration paid through Sterling Bancorp common stock issued to Legacy Sterling shareholders	$457,781

	Legacy Sterling carrying value	Fair value adjustments		As recorded at acquisition
Cash and cash equivalents	$277,798	$—		$277,798
Investment securities	613,154	(5,243)	(a)	607,911
Loans held for sale	30,341	—		30,341
Loans	1,704,801	(6,693)	(b)	1,698,108
Federal Reserve Bank stock	7,680	—		7,680
Bank owned life insurance	55,374	—		55,374
Premises and equipment	21,293	2,301	(c)	23,594
Accrued interest receivable	6,590	—		6,590
Core deposit and other intangibles	—	20,089	(d)	20,089
Trade name intangible	—	20,500	(e)	20,500
Other real estate owned	1,720	4,095	(f)	5,815
Other assets	40,877	(19,944)	(g)	20,933
Deposits	(2,296,713)	(477)	(h)	(2,297,190)
FHLB borrowings	(100,346)	(273)	(i)	(100,619)
Other borrowings	(62,465)	—		(62,465)
Subordinated Debentures	(25,774)	(753)	(j)	(26,527)
Other liabilities	(60,462)	4,502	(k)	(55,960)
Total identifiable net assets	$213,868	$18,104		$231,972

Goodwill recorded in the Merger				225,809
Goodwill at September 30, 2013				163,117
Goodwill at September 30, 2014				$388,926
Explanation of certain fair value related adjustments:

(a)	Represents the fair value adjustment on investment securities held to maturity.

(b)
Represents the elimination of Legacy Sterling’s allowance for loan losses and an adjustment of the amortized cost of loans to estimated fair value, which includes an interest rate mark and credit mark. Gross loans acquired were $1,723,447; of the acquired loans, $1,699,271 were not considered purchased credit impaired and we recorded a fair value adjustment of $14,440.

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

(e)	Represents the estimated fair value of Legacy Sterling’s trade name. This intangible asset will not be amortized and will be reviewed at least annually for impairment.

(f)
Represents an adjustment to an acquired property which Legacy Sterling utilized as a financial center and recorded as premises and equipment. The Company included this asset in OREO as it was held for sale. This asset was sold during the fiscal year ended September 30, 2014.

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
Direct acquisition and integration costs of the Merger were expensed as incurred and totaled $9,455 and $2,772, for the fiscal years ended September 30, 2014 and 2013, respectively. These items were recorded as Merger-related expenses in the income statement. Other direct integration costs of the Merger for the fiscal year ended September 30, 2014, totaled $26,591 and included a charge for asset write-downs, banking systems conversion, employee retention and severance compensation. These items were recorded in non-interest expense in the income statement.
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
The unaudited pro forma information set forth below for the fiscal years ended September 30, 2014 and 2013, reflects adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; and (c) adjustments to interest income and expense due to amortization of premiums and accretion of discounts. Direct Merger-related expenses and charges incurred in fiscal years ended September 30, 2014 and 2013 to write-down assets and accrue for retention and severance compensation are assumed to have occurred prior to October 1, 2012. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue enhancement opportunities or anticipated potential cost savings.

	Pro forma for the
	fiscal year ended September 30,
	2014	2013
Net interest income	$198,776	$180,030
Non-interest income	54,396	65,749
Non-interest expense	187,306	189,136
Net income	44,460	39,190

Pro forma earnings per share:
Basic	$0.53	$0.47
Diluted	0.53	0.47
On August 10, 2012, the Company acquired 100% of the outstanding common shares of Gotham Bank of New York (“Gotham”) in exchange for $40,510 in cash. Under the terms of the acquisition, common shareholders received cash equal to 125% of adjusted tangible net worth. The acquisition of Gotham provided a strategic expansion into the metropolitan New York City market, enabling the Company to grow its small-to-middle market commercial business. Gotham delivered a core asset and deposit base, long-term client relationships, an advantageous location in midtown Manhattan and an initial commercial banking team. Gotham’s results of operations are included in the Company’s results for all periods presented in these financial statements.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(3) Securities

A summary of amortized cost and estimated fair value of our securities is presented below:

	September 30, 2014				September 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available for Sale
Residential MBS:
Agency-backed	$477,003	$2,257	$(1,555)	$477,705	$284,837	$1,849	$(4,157)	$282,529
CMO/Other MBS	115,395	242	(1,492)	114,145	169,336	356	(3,038)	166,654
Total residential MBS	592,398	2,499	(3,047)	591,850	454,173	2,205	(7,195)	449,183
Other securities:
Federal agencies	158,114	3	(5,303)	152,814	273,637	—	(12,090)	261,547
Corporate	195,547	149	(2,857)	192,839	118,575	153	(3,795)	114,933
State and municipal	131,715	3,439	(256)	134,898	127,324	3,447	(2,041)	128,730
Trust preferred	37,684	766	(38)	38,412	—	—	—	—
Total other securities	523,060	4,357	(8,454)	518,963	519,536	3,600	(17,926)	505,210
Total available for sale	$1,115,458	$6,856	$(11,501)	$1,110,813	$973,709	$5,805	$(25,121)	$954,393

	September 30, 2014				September 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Held to Maturity
Residential MBS:
Agency-backed	$142,329	$1,360	$(103)	143,586	130,371	716	(108)	130,979
CMO/Other MBS	62,690	9	(1,204)	61,495	25,776	33	(315)	25,494
Total residential MBS	205,019	1,369	(1,307)	205,081	156,147	749	(423)	156,473
Other securities:
Federal agencies	136,413	2,634	(962)	138,085	77,341	—	(3,458)	73,883
State and municipal	232,643	6,814	(123)	239,334	19,011	556	(546)	19,021
Other	5,000	338	—	5,338	1,500	19	—	1,519
Total other securities	374,056	9,786	(1,085)	382,757	97,852	575	(4,004)	94,423
Total held to maturity	$579,075	$11,155	$(2,392)	$587,838	$253,999	$1,324	$(4,427)	$250,896

In accordance with ASC Subtopic 320-10-25-6, in a significant business combination a company may transfer held to maturity securities to available for sale securities to maintain the company’s existing interest rate risk position or credit risk policy. Based on management’s review of the combined investment securities portfolio and implications for asset and liability management, investment securities totaling $165,230 were transferred from held to maturity to available for sale in connection with the Merger. Investment securities that were transferred included residential mortgage-backed securities, federal agency securities and state and municipal securities and was based mainly on the premium amortization and extension risk inherent in these securities. Concurrent with this repositioning, a total of $221,904 of investment securities were also transferred from available for sale to held to maturity. Substantially all of the securities transferred from available for sale to held to maturity have a maturity date in 2020 or beyond. At the date of transfer, these securities were in an unrealized loss position of $9,657, which will be accreted into interest income using the level yield method over the life of the securities, which is estimated to be approximately 5.3 year. At September 30, 2014 the remaining unrealized loss was $8,947. The

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

unrealized loss amount is included in accumulated other comprehensive (loss) on an after-tax basis. Management believes the transfers of investment securities discussed above maintain the Company’s interest rate risk position and credit risk profile on a combined basis post-Merger.

The amortized cost and estimated fair value of securities at September 30, 2014 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date.

	September 30, 2014
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Other securities remaining period to contractual maturity:
One year or less	$2,100	$2,112	$8,847	$8,897
One to five years	141,508	141,748	9,138	9,624
Five to ten years	334,295	328,902	189,494	192,109
Greater than ten years	45,157	46,201	166,577	172,127
Total other securities	523,060	518,963	374,056	382,757
Residential MBS	592,398	591,850	205,019	205,081
Total securities	$1,115,458	$1,110,813	$579,075	$587,838

Sales of securities for the periods indicated below were as follows:

	For the fiscal year ended September 30,
	2014	2013	2012
Available for sale:
Proceeds from sales	$529,107	$339,123	$344,431
Gross realized gains	1,964	7,709	10,468
Gross realized losses	(1,323)	(377)	—
Income tax expense on realized net gains	172	2,282	2,475
Held to maturity: (1)
Proceeds from sales	$—	$1,187	$—
Gross realized gains	—	59	—
Income tax expense on realized gains	—	18	—

(1) During the fiscal year ended September 30, 2013, the Company sold held to maturity securities after the Company had already collected at least 85% of the principal balance outstanding at acquisition.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table summarizes securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available for sale
September 30, 2014
Residential MBS:
Agency-backed	$137,693	$(516)	$41,516	$(1,039)	$179,209	$(1,555)
CMO/other MBS	62,507	(446)	29,499	(1,046)	92,006	(1,492)
Total residential MBS	200,200	(962)	71,015	(2,085)	271,215	(3,047)
Other securities:
Federal agencies	6,153	(144)	146,416	(5,159)	152,569	(5,303)
Corporate	97,833	(1,348)	66,440	(1,509)	164,273	(2,857)
State and municipal	8,170	(58)	12,809	(198)	20,979	(256)
Trust preferred	3,907	(38)	—	—	3,907	(38)
Total other securities	116,063	(1,588)	225,665	(6,866)	341,728	(8,454)
Total	$316,263	$(2,550)	$296,680	$(8,951)	$612,943	$(11,501)
September 30, 2013
Residential MBS:
Agency-backed	$137,265	$(4,157)	$—	$—	$137,265	$(4,157)
CMO/Other MBS	122,324	(2,742)	7,820	(296)	130,144	(3,038)
Total residential MBS	259,589	(6,899)	7,820	(296)	267,409	(7,195)
Other securities:
Federal agencies	261,547	(12,090)	—	—	261,547	(12,090)
State and municipal	43,585	(2,033)	112	(8)	43,697	(2,041)
Corporate	95,013	(3,795)	—	—	95,013	(3,795)
Total other securities	400,145	(17,918)	112	(8)	400,257	(17,926)
Total	$659,734	$(24,817)	$7,932	$(304)	$667,666	$(25,121)

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table summarizes securities held to maturity with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Held to maturity
September 30, 2014
Residential MBS:
Agency-backed	$20,616	$(103)	$—	$—	$20,616	$(103)
CMO/Other MBS	14,928	(368)	42,646	(836)	57,574	(1,204)
Total residential MBS	35,544	(471)	42,646	(836)	78,190	(1,307)
Other securities:
Federal agencies	23,756	(62)	24,101	(900)	47,857	(962)
State and municipal	13,943	(100)	1,479	(23)	15,422	(123)
Total other securities	37,699	(162)	25,580	(923)	63,279	(1,085)
Total	$73,243	$(633)	$68,226	$(1,759)	$141,469	$(2,392)
September 30, 2013
Residential MBS:
Agency-backed	$10,963	$(86)	$—	$—	$10,963	$(86)
CMO/Other MBS	31,412	(337)	—	—	31,412	(337)
Total residential MBS	42,375	(423)	—	—	42,375	(423)
Other securities:
Federal agencies	73,883	(3,458)	—	—	73,883	(3,458)
State and municipal	9,530	(546)	—	—	9,530	(546)
Total other securities	83,413	(4,004)	—	—	83,413	(4,004)
Total	$125,788	$(4,427)	$—	$—	$125,788	$(4,427)

Substantially all of the unrealized losses at September 30, 2014 relate to investment grade debt securities and are attributable to changes in market interest rates subsequent to purchase. At September 30, 2014, a total of 99 available for sale securities were in a continuous unrealized loss position for less than 12 months and 118 securities were in an unrealized loss position for 12 months or longer. For securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Securities pledged for borrowings at FHLB and other institutions, and securities pledged for municipal deposits and other purposes were as follows:

	September 30,
	2014	2013
Available for sale securities pledged for borrowings, at fair value	$268,316	$199,642
Available for sale securities pledged for municipal deposits, at fair value	532,770	580,756
Available for sale securities pledged for customer back-to-back swaps, at fair value	1,934	4,645
Held to maturity securities pledged for borrowings, at amortized cost	58,509	55,497
Held to maturity securities pledged for municipal deposits, at amortized cost	430,611	167,926
Total securities pledged	$1,292,140	$1,008,466

(4) Loans

The composition of the Company’s loan portfolio, excluding loans held for sale, was the following:

	September 30,
	2014	2013
Commercial:
Commercial & industrial	$1,164,537	$439,787
Payroll finance	145,474	—
Warehouse lending	192,003	—
Factored receivables	181,433	—
Equipment financing	393,027	—
Total commercial	2,076,474	439,787
Commercial mortgage:
Commercial real estate	1,449,052	969,490
Multi-family	368,524	307,547
Acquisition, development & construction	92,149	102,494
Total commercial mortgage	1,909,725	1,379,531
Total commercial and commercial mortgage	3,986,199	1,819,318
Residential mortgage	570,431	400,009
Consumer:
Home equity lines of credit	159,944	156,995
Other consumer loans	43,864	36,576
Total consumer	203,808	193,571
Total loans	4,760,438	2,412,898
Allowance for loan losses	(40,612)	(28,877)
Total loans, net	$4,719,826	$2,384,021

Total loans include net deferred loan origination costs of $1,261 at September 30, 2014 and $1,201 at September 30, 2013.

Loans acquired from Legacy Sterling were a total of $1,698,108, net of purchase accounting adjustments and were comprised of $1,683,454 of loans that were not considered impaired at the acquisition date and $13,249 of loans that were determined to be impaired at the time of acquisition. The impaired loans were accounted for in accordance with ASC 310-30. At September 30, 2014, the net recorded amount of loans accounted for under ASC 310-30 was $3,763.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Loans acquired in the Merger that were determined to be purchased credit impaired were all considered collateral dependent loans. Therefore, estimated fair value calculations and projected cash flows included only return of principal and no interest income. There was no accretable yield associated with these loans during the twelve months ended September 30, 2014.
At September 30, 2014, the Company pledged loans totaling $1,246,315 to the FHLB as collateral for certain borrowing arrangements. See Note 8. “Borrowings and Senior Notes”.

The following tables set forth the amounts and status of the Company’s loans and TDRs at September 30, 2014 and September 30, 2013:

	September 30, 2014
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial & industrial	$1,150,854	$2,316	$7,043	$—	$4,324	$1,164,537
Payroll finance	145,029	99	—	346	—	145,474
Warehouse lending	192,003	—	—	—	—	192,003
Factored receivables	181,063	—	—	—	370	181,433
Equipment financing	391,914	689	162	—	262	393,027
Commercial real estate	1,433,805	93	4,188	521	10,445	1,449,052
Multi-family	368,393	—	—	—	131	368,524
Acquisition, development & construction	79,732	—	56	—	12,361	92,149
Residential mortgage	547,912	4,023	2,036	534	15,926	570,431
Consumer	193,491	3,087	1,487	—	5,743	203,808
Total loans	$4,684,196	$10,307	$14,972	$1,401	$49,562	$4,760,438
Total TDRs included above	$17,138	$346	$169	$—	$11,944	$29,597
Non-performing loans:
Loans 90+ days past due and still accruing					$1,401
Non-accrual loans					49,562
Total non-performing loans					$50,963

	September 30, 2013
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial & industrial	$438,818	$178	$2	$289	$500	439,787
Commercial real estate	1,263,933	1,978	2,357	1,574	7,195	1,277,037
Acquisition, development & construction	96,306	768	—	—	5,420	102,494
Residential mortgage	390,072	354	267	1,832	7,484	400,009
Consumer	190,393	566	—	404	2,208	193,571
Total loans	$2,379,522	$3,844	$2,626	$4,099	$22,807	$2,412,898
Total TDRs included above	$23,754	$—	$—	$141	$2,199	$26,094
Non-performing loans:
Loans 90+ days past due and still accruing					$4,099
Non-accrual loans					22,807
Total non-performing loans					$26,906

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Activity in the allowance for loan losses for the fiscal years ended September 30, 2014, 2013 and 2012 is summarized below:

	September 30, 2014
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Commercial & industrial	$5,302	$(2,901)	$1,073	$(1,828)	$6,062	$9,536
Payroll finance	—	(758)	—	(758)	2,137	1,379
Warehouse lending	—	—	—	—	630	630
Factored receivables	—	(211)	9	(202)	1,496	1,294
Equipment financing	—	(1,074)	194	(880)	3,501	2,621
Commercial real estate	9,967	(741)	161	(580)	1,457	10,844
Multi-family	—	(418)	92	(326)	2,193	1,867
Acquisition, development & construction	5,806	(1,479)	—	(1,479)	(2,207)	2,120
Residential mortgage	4,474	(963)	323	(640)	2,003	5,837
Consumer	3,328	(786)	114	(672)	1,828	4,484
Total loans	$28,877	$(9,331)	$1,966	$(7,365)	$19,100	$40,612
Annualized net charge-offs to average loans outstanding						0.24%

	September 30, 2013
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Commercial & industrial	$4,603	$(1,354)	$410	$(944)	$1,643	$5,302
Commercial real estate	7,230	(3,725)	577	(3,148)	5,885	9,967
Acquisition, development & construction	8,526	(3,422)	182	(3,240)	520	5,806
Residential mortgage	4,359	(2,547)	101	(2,446)	2,561	4,474
Consumer	3,564	(2,009)	232	(1,777)	1,541	3,328
Total loans	$28,282	$(13,057)	$1,502	$(11,555)	$12,150	$28,877
Annualized net charge-offs to average loans outstanding						0.52%

	September 30, 2012
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Commercial & industrial	$5,945	$(1,526)	$1,116	$(410)	$(932)	$4,603
Commercial real estate	5,568	(2,707)	528	(2,179)	3,841	7,230
Acquisition, development & construction	9,895	(4,124)	299	(3,825)	2,456	8,526
Residential mortgage	3,498	(2,551)	356	(2,195)	3,056	4,359
Consumer	3,011	(1,901)	263	(1,638)	2,191	3,564
Total loans	$27,917	$(12,809)	$2,562	$(10,247)	$10,612	$28,282

Annualized net charge-offs to average loans outstanding						0.56%

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

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at September 30, 2014:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	Purchased credit impaired loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Commercial & industrial	$4,177	$1,158,837	$1,523	$1,164,537	$—	$9,536	$9,536
Payroll finance	—	145,474	—	145,474	—	1,379	1,379
Warehouse lending	—	192,003	—	192,003	—	630	630
Factored receivables	—	181,433	—	181,433	—	1,294	1,294
Equipment financing	—	393,027	—	393,027	—	2,621	2,621
Commercial real estate	13,750	1,435,163	139	1,449,052	—	10,844	10,844
Multi-family	—	368,524	—	368,524	—	1,867	1,867
Acquisition, development & construction	17,766	74,383	—	92,149	—	2,120	2,120
Residential mortgage	515	567,815	2,101	570,431	—	5,837	5,837
Consumer	—	203,808	—	203,808	—	4,484	4,484
Total loans	$36,208	$4,720,467	$3,763	$4,760,438	$—	$40,612	$40,612

There was no amount included in the allowance for loan losses associated with purchased credit impaired loans at September 30, 2014, as there was no further deterioration in the credit quality of these loans since the Merger date.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents loans individually evaluated for impairment by segment of loans at September 30, 2014 and September 30, 2013:

	September 30, 2014			September 30, 2013
	Unpaid principal balance	Recorded investment	Related allowance	Unpaid principal balance	Recorded investment	Related allowance
With no related allowance recorded:
Commercial & industrial	$4,177	$4,177	$—	$2,175	$2,131	$—
Commercial real estate	13,886	13,750	—	12,451	11,820	—
Acquisition, development & construction	18,676	17,766	—	17,971	17,945	—
Residential mortgage	515	515	—	515	515	—
Subtotal	37,254	36,208	—	33,112	32,411	—
With an allowance recorded:
Commercial & industrial	—	—	—	500	500	249
Commercial real estate	—	—	—	3,150	2,271	803
Acquisition, development & construction	—	—	—	2,753	1,637	540
Consumer	—	—	—	2	2	1
Subtotal	—	—	—	6,405	4,410	1,593
Total	$37,254	$36,208	$—	$39,517	$36,821	$1,593

During the quarter ended March 31, 2014, the Company modified its allowance for loan loss policy to generally require a charge-off of the difference between the book balance of a collateral dependent impaired loan and the net value of the collateral securing the loan.

The following table presents the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for the fiscal year September 30, 2014 and 2013:

	September 30, 2014			September 30, 2013
	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
With no related allowance recorded:
Commercial & industrial	$4,180	$—	$—	$1,821	$91	$86
Commercial real estate	14,016	186	180	17,325	286	275
Acquisition, development & construction	20,525	239	239	12,827	631	587
Residential mortgage	515	—	—	309	—	—
Consumer	—	—	—	61	—	—
Subtotal	39,236	425	419	32,343	1,008	948
With an allowance recorded:
Commercial & industrial	—	—	—	705	—	—
Commercial real estate	—	—	—	6,646	7	7
Acquisition, development & construction	—	—	—	1,104	—	—
Residential mortgage	—	—	—	1,602	14	10
Consumer	—	—	—	228	—	—
Subtotal	—	—	—	10,285	21	17
Total	$39,236	$425	$419	$42,628	$1,029	$965

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

In the fiscal year ended September 30, 2012, the Company recognized interest income of $1,878 including cash-basis interest income recognized of $1,136 on $58,195 of average impaired loans.

Troubled Debt Restructuring:
The following tables set forth the amounts and past due status of the Company’s TDRs at September 30, 2014 and 2013:

	September 30, 2014
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial & industrial	$275	$—	$—	$—	$1,618	$1,893
Equipment financing	435	—	—	—	—	435
Commercial real estate	4,838	—	—	—	447	5,285
Acquisition, development & construction	5,732	—	—	—	6,817	12,549
Residential mortgage	5,858	346	169	—	2,841	9,214
Consumer	—	—	—	—	221	221
Total	$17,138	$346	$169	$—	$11,944	$29,597
Allowance for loan losses	$409	$—	$31	$—	$451	$891

	September 30, 2013
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial & industrial	$1,843	$—	$—	$141	$—	$1,984
Commercial real estate	5,305	—	—	—	—	5,305
Acquisition, development & construction	14,190	—	—	—	151	14,341
Residential mortgage	2,416	—	—	—	1,792	4,208
Consumer	—	—	—	—	256	256
Total loans	$23,754	$—	$—	$141	$2,199	$26,094
Allowance for loan losses	$438	$—	$—	$—	$439	$877

The Company had outstanding commitments to lend additional amounts of $0 and $4,101 to customers with loans classified as TDRs as of September 30, 2014 and September 30, 2013, respectively.

The following table presents loans by segment modified as TDRs that occurred during the twelve months ended September 30, 2014 and 2013:

	September 30, 2014			September 30, 2013
		Recorded investment			Recorded investment
	Number	Pre- modification	Post- modification	Number	Pre- modification	Post- modification
Commercial & industrial	—	$—	$—	5	$2,001	$2,001
Commercial real estate	—	—	—	2	2,682	2,682
Acquisition, development & construction	2	1,060	1,060	7	5,772	5,772
Residential mortgage	—	—	—	6	1,436	1,372
Consumer	—	—	—	1	302	302
Total restructured loans	2	$1,060	$1,060	21	$12,193	$12,129

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

There were 12 TDRs in the fiscal year ended September 30, 2012, with a pre-modification balance of $9,160 and a post-modification balance of $8,945.

The TDRs presented above increased the allowance for loan losses by $0, $300 and $134 and resulted in charge-offs of $0, $110 and $0 for the years ended September 30, 2014, 2013, and 2012, respectively.

There were no TDRs that were modified during the last twelve months that had subsequently defaulted during the year.
Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk grade of commercial loans, (ii) the level of classified commercial loans, (iii) the delinquency status of consumer loans (residential mortgage and home equity lines of credit (“HELOC”)), (iv) net charge-offs, (v) non-performing loans (see details above) and (vi) the general economic conditions in the greater New York metropolitan region. The Bank analyzes loans individually by classifying the loans as to credit risk, except residential mortgage loans and consumer loans, which are evaluated on a homogeneous pool basis unless the loan balance is greater than $500. This analysis is performed at least quarterly on all criticized/classified loans. The Bank uses the following definitions of risk ratings:

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

6 - This grade includes loans to borrowers where there is evidence of some strain, earnings are inconsistent and volatile, and the borrowers’ outlook is uncertain. Generally such borrowers have higher leverage than those with a better risk rating. These borrowers typically have limited access to alternative sources of bank debt and may be dependent upon debt funding for working capital support.

7 - Special Mention (OCC definition) - Other Assets Especially Mentioned (OAEM) are loans that have potential weaknesses which may, if not reviewed or corrected, weaken the asset or inadequately protect the Bank’s credit position at some future date. Such assets constitute an undue and unwarranted credit risk but not to the point of justifying a classification of “Substandard.” The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances surrounding a specific asset.

8 - Substandard (OCC definition) - These loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some losses if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified as substandard.

9 - Doubtful (OCC definition) - These loans have all the weakness inherent in one classified as “Substandard” with the added characteristics that the weakness makes collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors which may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidating procedures, capital injection, perfecting liens or additional collateral and refinancing plans.

10 - Loss (OCC definition) - These loans are charged-off because they are determined to be uncollectible and unbankable assets. This classification does not reflect that the asset has no absolute recovery or salvage value, but rather it is not practical or desirable to defer writing-off this asset even though partial recovery may be effected in the future. Losses should be taken in the period in which they are determined to be uncollectible.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Loans that are risk-rated 1 through 6 as defined above are considered to be pass-rated loans. As of September 30, 2014 and 2013, the risk category of gross loans by segment was as follows:

	September 30, 2014			September 30, 2013
	Special mention	Substandard	Doubtful	Special mention	Substandard	Doubtful
Commercial & industrial	$24,980	$5,749	$—	$3,545	$3,855	$365
Payroll finance	—	346	—	—	—	—
Factored receivables	46	370	—	—	—	—
Equipment financing	—	262	—	—	—	—
Commercial real estate	8,720	26,826	—	7,279	24,561	227
Multi-family	—	131	—	—	—	—
Acquisition, development & construction	1,040	16,456	—	1,867	19,410	—
Residential mortgage	2,988	16,981	—	824	9,786	—
Consumer	1,779	5,972	—	15	2,891	—
Total	$39,553	$73,093	$—	$13,530	$60,503	$592

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(5) Premises and Equipment, Net

Premises and equipment are summarized as follows:

	September 30,
	2014	2013
Land and land improvements	$6,048	$7,282
Buildings	22,888	30,558
Leasehold improvements	32,963	8,136
Furniture, fixtures and equipment	50,343	40,164
Total premises and equipment, gross	112,242	86,140
Accumulated depreciation and amortization	(68,956)	(49,620)
Total premises and equipment, net	$43,286	$36,520

(6) Goodwill and Other Intangible Assets

Goodwill and other intangible assets are presented in the tables below. The increase in goodwill and certain other intangible assets in fiscal 2014 was related to the acquisition of Legacy Sterling, which is described more fully in Note 2. “Acquisitions.”

Goodwill
The change in goodwill in the fiscal years ended September 30, 2014 and 2013 was as follows:

	September 30,
	2014	2013
Beginning of year balance	$163,117	$163,247
Acquisitions	225,809	(130)
Disposals	—	—
End of year balance	$388,926	$163,117

During the fiscal year ended September 30, 2013, the Company decreased the goodwill recorded in connection with the Gotham Bank acquisition by $130 based on the completion of the analysis of fair value of the net assets acquired.

Other intangible assets
The balance of other intangible assets at September 30, 2014 and 2013 was as follows:

	Gross intangible assets	Accumulated amortization	Net intangible assets
September 30, 2014
Core deposits	$24,182	$(4,694)	$19,488
Non-compete agreements	10,308	(5,490)	4,818
Trade name	20,500	—	20,500
Fair value of below market leases	725	(253)	472
Provident Bank Ball Park naming rights	2,414	(2,414)	—
	$58,129	$(12,851)	$45,278
September 30, 2013
Core deposits	$4,818	$(798)	$4,020
Provident Bank Ball Park naming rights	2,414	(543)	1,871
	$7,232	$(1,341)	$5,891
Included in other intangible assets was an intangible asset associated with the naming rights to Provident Bank Ball Park which is located in Rockland County, New York. At the time of the Merger, the Company wrote-off the remaining book value.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Other intangible assets are amortized on a straight-line or accelerated bases over their estimated useful lives, which range from one to 10 years. Amortization expense related to core deposits, non-compete agreements and naming rights totaled $9,408, $1,296 and $1,245 for the fiscal years ended September 30, 2014, 2013, and 2012, respectively. The amortization of the fair value of below market leases was included in rent expense for the fiscal year ended September 30, 2014. The estimated aggregate future amortization expense for other intangible assets remaining as of September 30, 2014 was as follows:

Amortization expense
2015	$6,113
2016	5,042
2017	2,598
2018	2,178
2019	2,058
Thereafter	6,786
$24,775

(7) Deposits

Deposit balances at September 30, 2014 and 2013 are summarized as follows:

	September 30,
	2014	2013
Non-interest bearing demand	$1,799,685	$943,934
Interest bearing demand	766,852	434,398
Savings	698,443	580,125
Money market	1,595,803	735,709
Certificates of deposit	437,871	268,128
Total deposits	$5,298,654	$2,962,294
Municipal deposits totaled $992,761 and $757,065 at September 30, 2014 and September 30, 2013, respectively. See Note 3. “Securities” for the amount of securities that were pledged as collateral for municipal deposits and other purposes.
Certificates of deposit had remaining periods to contractual maturity as follows:

	September 30,
	2014	2013
Remaining period to contractual maturity:
Less than one year	$340,813	$239,104
One to two years	53,319	17,248
Two to three years	35,632	5,185
Three to four years	4,000	3,062
Four to five years	4,107	3,529
Total certificates of deposit	$437,871	$268,128

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Certificates of deposit accounts with a denomination of $100 or more totaled $290,483 and $104,225 at September 30, 2014 and 2013, respectively. Listed below are the Company’s brokered deposits at September 30, 2014 and 2013:

	September 30,
	2014	2013
Money market	$84,022	$34,571
Reciprocal CDAR’s [1]	34,017	1,343
CDAR’s one way	3,028	768
Total brokered deposits	$121,067	$36,682

1 Certificate of deposit account registry service

(8) Borrowings and Senior Notes

The Company’s borrowings and weighted average interest rates are summarized as follows:

	September 30,
	2014		2013
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB advances and overnight	$795,028	1.75%	$442,602	2.77%
Repurchase agreements	25,639	0.39	20,351	0.88
Fed funds purchased	20,000	0.31	—	—
Senior notes	98,402	5.98	98,033	5.98
Total borrowings	$939,069	2.12%	$560,986	3.26%
By remaining period to maturity:
Less than one year	$370,365	0.69%	$158,897	0.95%
One to two years	140,344	0.59	78,717	1.97
Two to three years	257,442	3.52	191	5.32
Three to four years	168,402	4.38	202,414	4.21
Four to five years	—	—	118,033	5.57
Greater than five years	2,516	4.92	2,734	4.92
Total borrowings	$939,069	2.12%	$560,986	3.26%

FHLB advances and overnight. As a member of the FHLB, the Bank may borrow up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of September 30, 2014 and 2013, the Bank had pledged residential mortgage and commercial real estate loans totaling $1,246,315 and $784,422, respectively. The Bank had also pledged securities to secure borrowings, which are disclosed in Note 3. “Securities.” As of September 30, 2014, the Bank may increase its borrowing capacity by pledging securities and mortgage loans not required to be pledged for other purposes with a collateral value of $703,486.

FHLB borrowings which are putable quarterly at the discretion of the FHLB were $200,000 at September 30, 2014 and 2013. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 2.56 years and 3.56 years and a weighted average interest rates of 4.23% at both September 30, 2014 and 2013, respectively.

Repurchase agreements. Securities sold under agreements to repurchase at September 30, 2014 are secured short-term borrowings that mature in one to 17 days. Repurchase agreements are stated at the amount of cash received in connection with these transactions. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank had two $10,000 long-term repurchase agreements which were redeemed during the fiscal year ended September 30, 2014.

Fed funds purchased. Fed funds purchased are short-term borrowings that typically mature daily and are recorded at the amount of funds received.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Revolving line of credit. On September 5, 2014, the Company entered into a $15,000 revolving line of credit facility with a financial institution that matures on September 5, 2015. The balance was zero at September 30, 2014. The use of proceeds are for general corporate purposes. The line and accrued interest is payable at maturity, and is required to maintain a zero balance for at least 30 days during its term. The line bears interest at one-month LIBOR plus 1.25%. Under the terms of the facility, the Company and the Bank must maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. The Company and the Bank were in compliance with all requirements of the line at September 30, 2014.

Senior Notes. On July 2, 2013, the Company issued $100,000 principal amount of 5.50% fixed rate Senior Notes through a private placement at a discount of 1.75%. The cost of issuance was $303, and at September 30, 2014 and 2013 the unamortized discount was $1,597 and $1,967, respectively, which will be accreted to interest expense over the life of the Senior Notes, resulting in an effective yield of 5.98%. Interest is due semi-annually in arrears on January 2 and July 2 until maturity on July 2, 2018. The Senior Notes were issued under an indenture (the “Indenture”) between the Company and U.S. Bank National Association, as trustee.

The Senior Notes are unsecured obligations of the Company and rank equally with all other unsecured unsubordinated indebtedness, and will be effectively subordinated to any secured indebtedness to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to the existing and future indebtedness of the Company’s subsidiaries.

The indenture includes provisions that, among other things, restrict the Company’s ability to dispose of or issue shares of voting stock of a principal subsidiary bank (as defined in the Indenture) or transfer the entirety of, or a substantial amount of, the Company’s assets or merge or consolidate with or into other entities, without satisfying certain conditions.

The Senior Notes will not be registered under the Securities Act and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements.

Trust preferred capital securities. In connection with the Merger, the Company assumed $25,000 of trust preferred capital securities (the “Subordinated Debentures”). The capital securities, which were due March 31, 2032 and bore interest at 8.375%, were issued by Sterling Bancorp Trust I, a wholly-owned, non-consolidated statutory business trust. The trust was formed with initial capitalization of common stock and for the exclusive purpose of issuing the capital securities. The trust used the proceeds from the issuance of the capital securities to acquire $25,774 junior subordinated debenture securities that paid interest at 8.375% issued by the Company. The Company was not considered the primary beneficiary of the trust (which is a VIE); therefore, the trust was not consolidated in the Company’s financial statements and the subordinated debentures were recorded as a liability. The debt securities were due concurrently with the capital securities.

On June 1, 2014, the Company redeemed all of the outstanding capital securities at a redemption price equal to 100% of the liquidation amount of the securities plus accumulated and unpaid interest, with such redemption payment made on June 2, 2014. In connection with the redemption, the Company eliminated the unamortized premium recorded to reflect the fair value of the Subordinated Debentures at the date of the Merger. The balance of the unamortized premium was $712 and this amount was recognized as a gain on extinguishment of debt and recorded as a reduction of other non-interest expense in the fiscal year ended September 30, 2014.

(9) Derivatives

The Company has two interest rate caps to offset a portion of interest rate exposure should short-term rate increases lead to rapid increases in general levels of market interest rates on deposits. These caps are linked to LIBOR and have strike prices of 3.5% and 4.0%. These caps are stand alone derivatives and therefore changes in fair value are reported in current period earnings. Losses recognized in earnings were $0 and $2 in fiscal 2014 and 2013, respectively. The fair value of the interest rate caps at September 30, 2014, is reflected in other assets with a corresponding credit (charge) to income recorded as a gain (loss) to non-interest income.

The Company has entered into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the Company’s customers to effectively convert a variable rate loan to a fixed rate. Because the Company acts as an intermediary for its customer, changes

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s results of operations.

The Company pledged collateral to another financial institution in the form of investment securities with an amortized cost of $5,034 and a fair value of $4,836 as of September 30, 2014. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back swaps. However, certain language is written into the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Company is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

Summary information as of September 30, 2014 and 2013 regarding these derivatives is presented below:

	Notional amount	Average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
September 30, 2014
Interest rate caps	$50,000	0.18	3.75%	NA	$—
3rd party interest rate swap	50,729	4.86	4.20	1 m Libor + 2.44	1,096
Customer interest rate swap	(50,729)	4.86	4.20	1 m Libor + 2.44	(1,096)
September 30, 2013
Interest rate caps	$50,000	1.18	3.75%	NA	$—
3rd party interest rate swap	54,180	5.76	4.22	1 m Libor + 2.45	997
Customer interest rate swap	(54,180)	5.76	4.22	1 m Libor + 2.45	(997)

The Company enters into various commitments to sell real estate loans into the secondary market. Such commitments are considered to be derivative financial instruments; however, the fair value of these commitments is not material.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(10) Income Taxes

Income tax expense for the periods indicated consists of the following:

	For the year ended September 30,
	2014	2013	2012
Current tax expense:
Federal	$11,613	$9,146	$5,538
State	1,598	1,549	685
Total current tax expense	13,211	10,695	6,223
Deferred tax (benefit) expense:
Federal	(2,745)	522	(261)
State	(314)	197	197
Total deferred tax (benefit) expense	(3,059)	719	(64)
Total income tax expense	$10,152	$11,414	$6,159

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory Federal tax rate for the following reasons:

	For the year ended September 30,
	2014	2013	2012
Tax at Federal statutory rate of 35%	$13,241	$12,833	$9,116
State and local income taxes, net of Federal tax benefit	834	1,135	573
Tax-exempt interest, net of disallowed interest	(3,824)	(2,192)	(2,448)
BOLI income	(1,110)	(699)	(718)
Non-deductible acquisition related costs	712	416	418
Low income housing tax credits	(165)	—	—
Other, net	464	(79)	(782)
Actual income tax expense	$10,152	$11,414	$6,159
Effective income tax rate	26.8%	31.1%	23.6%

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents the Company’s deferred tax position at September 30, 2014 and 2013:

	September 30,
	2014	2013
Deferred tax assets:
Allowance for loan losses	$17,272	$11,809
Deferred compensation	649	798
Other accrued compensation and benefits	5,418	1,497
Accrued post retirement expense	2,705	1,441
Deferred rent	—	1,059
Intangible assets	2,439	—
Other comprehensive loss (securities)	5,777	7,844
Other comprehensive loss (defined benefit plans)	2,371	2,638
Depreciation of premises and equipment	433	—
State NOL carryforward	1,431	—
Other	3,511	2,172
Total deferred tax assets	42,006	29,258
Deferred tax liabilities:
Undistributed earnings of subsidiary not consolidated for tax return purposes (income from REITs)	9,303	4,483
Prepaid pension costs	10,579	3,758
Purchase accounting adjustments	16,056	1,057
Depreciation and lease adjustments	—	2,686
Deferred rent	163	—
Intangibles amortization	—	112
Other	2,557	2,207
Total deferred tax liabilities	38,658	14,303
Net deferred tax asset	$3,348	$14,955

Based on the Company’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at either September 30, 2014 or 2013.

Retained earnings at September 30, 2014 and 2013 included approximately $9,313 for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of the Bank’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purposes other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at both September 30, 2014 and 2013 was approximately $3,260.

At September 30, 2014 the Company has state and local NOL carryforwards that were acquired from Legacy Sterling as part of the Merger on October 31, 2013. The utilization of state and local NOLs are subject to an annual limitation. Based on our projections, we believe the state and local NOL carryforwards will be fully utilized before expiration.

At September 30, 2014and 2013, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company records interest and penalties as a component of income tax expense.

Sterling and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New York and various other states. The Company is no longer subject to examination by Federal and New York taxing authorities for tax years prior to 2011.
(11) Employee Benefit Plans and Stock-Based Compensation Plans

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(a) Pension Plans
On May 31, 2014, the Company merged the Provident Bank Benefit Pension Plan (the “legacy Provident Plan”) and the Legacy Sterling/Sterling National Bank Employees’ Retirement Plan (the “Legacy Sterling Plan”) and formed the Sterling National Bank Defined Benefit Pension Plan. The legacy Provident Plan covers employees that were eligible as of September 30, 2006. The Board of Directors approved a curtailment to the legacy Provident Plan effective September 30, 2006. At that time, all benefit accruals for future service ceased and no new participants were allowed to enter the Plan. The purpose of the Plan curtailment was to afford flexibility in the retirement benefits the Company provides, while preserving all retirement plan participants’ earned and vested benefits, and to manage the increasing costs associated with the defined benefit pension plan. The Legacy Sterling Plan was a defined benefit plan that covered eligible employees of Legacy Sterling and Legacy Sterling National Bank and certain of its subsidiaries who were hired prior to January 3, 2006 and who attained age 21 prior to January 3, 2007. Effective October 31, 2013, the Legacy Sterling Plan was amended and the accrued benefit of each eligible actively employed participant that had not yet commenced benefits was increased by approximately 4.4% and the accrual of future service benefits ceased.

The following is a summary of changes in the projected benefit obligation and fair value of plan assets. The Company uses a September 30 measurement date for its pension plans.

	September 30,
	2014	2013
Changes in projected benefit obligation:
Beginning of year balance	$31,705	$35,471
Benefit obligation of the Legacy Sterling Plan at October 31, 2013	52,296	—
Service cost	—	—
Interest cost	2,779	1,452
Actuarial loss (gain)	9,460	(3,672)
Partial settlement	(44,774)	—
Benefits and distributions paid	(1,748)	(1,546)
End of year balance	49,718	31,705
Changes in fair value of plan assets:
Beginning of year balance	35,417	32,657
Fair value of the Legacy Sterling Plan assets at October 31, 2013	71,538	—
Actual gain on plan assets	8,137	4,306
Employer contributions	—	—
Partial settlement	(44,774)	—
Benefits and distributions paid	(1,748)	(1,546)
End of year balance	68,570	35,417
Funded status at end of year	$18,852	$3,712

During the year ended September 30, 2014 the Company settled a portion of the pension obligation associated with retired employees in the amount of $44,774 through the purchase of annuities.

The over-funded status of the Sterling National Bank Defined Benefit Pension Plan is included in other assets in the Consolidated Balance Sheets.

The components of net periodic pension expense were as follows:

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	For the year ended September 30,
	2014	2013	2012
Service cost	$—	$—	$—
Interest cost	2,779	1,452	1,501
Expected return on plan assets	(3,380)	(2,462)	(2,125)
Amortization of unrecognized actuarial loss	236	2,062	2,316
Partial settlement charge	3,922	—	—
Net periodic pension expense	$3,557	$1,052	$1,692

Net periodic pension expense is included in compensation and benefits in the Consolidated Income Statements.

The amount of unrecognized actuarial loss and prior service cost that is expected to be amortized to net periodic pension expense during the fiscal year ending September 30, 2015 is $0.

Amounts recognized in accumulated other comprehensive (loss) at September 30, 2014 and 2013 consisted of:

	September 30,
	2014	2013
Unrecognized actuarial loss	$(6,024)	$(5,479)
Deferred tax asset	2,556	2,225
Net amount recognized in accumulated other comprehensive (loss)	$(3,468)	$(3,254)

The principal actuarial assumptions used at September 30, 2014 and 2013 were as follows:

	September 30,
	2014	2013
Projected benefit obligation:
Discount rate	4.50%	5.20%
Net periodic pension cost:
Discount rate	4.50%	5.20%
Long-term rate of return on plan assets	4.00%	7.75%

The discount rate used in the measurement of the projected benefit obligation is determined by comparing the expected future retirement benefit payment cash flows of the Plan to the cash flows of a high-quality corporate bond portfolio as of the measurement date. The expected long-term rate of return on Plan assets reflect earnings expectations on existing Plan assets.  In estimating this rate, appropriate consideration was given to historical returns earned by Plan assets in the funds and the rates of return expected to be available for reinvestment.  The rate of return estimated at September 30, 2014 reflects the shift in the allocation of the Plan assets to a liability driven investment strategy which is more heavily weighted towards long-term fixed income assets with a similar duration profile to the Plan liabilities.

Estimated future benefit payments are the following for the years ending September 30:

2015	$726
2016	902
2017	1,079
2018	1,625
2019	1,851
2020 - 2024	13,461

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

The following is a description of the valuation methodologies used for assets measured at fair value. There were no changes in the methodologies used at September 30, 2014 and 2013. See Note 17. “Fair Value Measurements” for a detailed discussion of the three levels of inputs that may be used to measure fair values.

The fair value of the Plan assets is based on the lowest level of any input that is significant to the fair value measurement within the fair value hierarchy. Plan assets consisted of pooled separate accounts at September 30, 2014. The fair value of shares of units of participation in pooled separate accounts are based on the net asset values of the funds reported by the fund managers as of September 30, 2014 and recent transaction prices (Level 2 inputs). Assets allocated to these pooled separate accounts can include, but are not limited to stocks (both domestic and foreign), bonds and mutual funds. While some pooled separate accounts may have publicly quoted prices (Level 1 inputs), the units of separate accounts are not publicly quoted and are therefore classified as Level 2. The fair value of Plan assets by asset category as of September 30, 2014 and 2013, was the following:

	September 30, 2014
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Asset category:
Intermediate term bond	$8,629	$—	$8,629	$—
Long-term bond	59,892	—	59,892	—
Total assets	$68,521	$—	$68,521	$—

	September 30, 2013
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Asset category:
Large cap U.S. equity	$16,378	$—	$16,378	$—
Small and mid cap U.S. equity	4,443	—	4,443	—
International equity	3,654	—	3,654	—
Total equity	24,475	—	24,475	—
Total balanced asset allocation	1,691	—	1,691	—
High yield bond	1,018	—	1,018	—
Intermediate term bond	8,233	—	8,233	—
Total fixed income	9,251	—	9,251	—
Total assets	$35,417	$—	$35,417	$—

The Company’s policy is to invest the Plan assets in a prudent manner for the purpose of providing benefit payments to participants and offsetting reasonable expenses of administration. Historically, the Company’s investment strategy was designed to provide a total return that, over the long-term, placed a strong emphasis on the preservation of capital and compliance with applicable regulations and laws. Management intends to terminate the Plan in fiscal 2015 subject to obtaining required approvals from the Internal Revenue Service and other regulators. Therefore, the investment allocation of Plan assets was shifted in fiscal 2014 to a liability driven investment strategy which is more heavily weighted towards long-term fixed income assets with a similar duration profile to the Plan liabilities. As of September 30, 2014, the majority of the Plan assets were invested in funds specifically designed for liability driven investment strategies and had a weighted average expected rate of return of 4.0%.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Plan’s investment policy prohibits the direct investment in real estate but allows the Plan’s mutual funds to include a small percentage of real estate related investments. The investment strategy utilizes asset allocation as a principal determinant for establishing an appropriate risk profile. Weighted average pension plan asset allocations based on the fair value of such assets at September 30, 2014 and September 30, 2013 and target allocation ranges for 2014, by asset category, are as follows:

	2014	2013	Target allocation range 2014	Weighted average expected rate of return
Large cap U.S. equity	—%	44%		—%
Small and mid cap U.S. equity	—	11		—
International equity	—	10		—
Total equity	—	65	0%	—
Total balanced asset allocation	—	5		—
High yield bond	—	3		—
Intermediate term bond	13	27		—
Long-term bond	87	—		—
Total fixed income	100	30	95% - 100%	4.0
Total assets	100%	100%		4.0%
Cash	—	—	0% to 5%	—

There were no pension plan assets consisting of Sterling Bancorp equity securities (common stock) at September 30, 2014 or at September 30, 2013.

The Company makes contributions to its funded qualified pension plans as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plans. At this time, the Company has not determined whether contributions in fiscal 2015 will be made.
(b) Other Post Retirement Benefit Plans
The Company provides other post retirement benefit plans, which are unfunded. Included in the tables below is information regarding the Company’s optional medical, dental and life insurance benefits to retirees plan, Supplemental Executive Retirement Plan to certain former directors and officers of the Company, life insurance benefits to certain directors, officers and former officers of Legacy Sterling.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Data relating to other post retirement benefit plans is the following:

	September 30,
	2014	2013
Changes in accumulated post retirement benefit obligation:
Beginning of year	$3,302	$3,103
Obligations assumed from Legacy Sterling	9,644	—
Service cost	51	48
Interest cost	683	134
Actuarial loss	79	177
Curtailment (gain)	(2,485)	—
Benefits paid	(284)	(160)
End of year	10,990	3,302
Changes in fair value of plan assets:
Beginning of year	$—	$—
Employer contributions	284	160
Plan participants’ contributions	—	—
Benefits paid	(284)	(160)
End of year	—	—
Funded status	$(10,990)	$(3,302)
Components of net periodic (benefit) expense for other post retirement benefit plans was the following:

	For the year ended September 30,
	2014	2013	2012
Service cost	$51	$48	$46
Interest cost	683	134	125
Amortization of transition obligation	34	24	24
Amortization of prior service cost	270	47	47
Amortization of net actuarial (gain) loss	(45)	2	(25)
Curtailment (gain)	(2,485)	—	—
Total	$(1,492)	$255	$217

The Company terminated the optional medical and dental plan to retirees effective September 30, 2014 and all payments under the plan will cease on December 31, 2014. Net periodic benefit expense for other post retirement benefit plans is included in non-interest expense - compensation and employee benefits for the fiscal years ended September 30, 2014, 2013 and 2012. The Company’s liability under its other post retirement benefit plans is included in other liabilities in the balance sheet at September 30, 2014 and 2013.

Estimated future benefit payments are the following for the years ending September 30:

2015	$660
2016	231
2017	271
2018	319
2019	373
2020 - 2024	2,370

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Plan assumptions for the other post retirement medical, dental and vision plans include the following:

	For the year ended September 30,
	2014	2013
Medical trend rate next year	4.5%	4.5%
Ultimate trend rate	4.5	4.5
Discount rate	3.50% to 4.27%	4.2
Discount rate used to value periodic cost	3.50% to 4.20%	4.1
There is no impact of a 1% increase or decrease in health care trend rate due to the Company’s cap on cost.
(c) Employee Savings Plan
The Company also sponsors a defined contribution plan established under Section 401(k) of the IRS Code. Eligible employees may elect to contribute up to 50.0% of their compensation to the plan. The Company currently makes matching contributions equal to 50.0% of a participant’s contributions up to a maximum matching contribution of 3.0% of eligible compensation. The plan also provides for a discretionary profit sharing component, in addition to the matching contributions. Fiscal year 2014 did not include a profit sharing component. Voluntary matching and profit sharing contributions are invested in accordance with the participant’s direction in one or a number of investment options. Savings plan expense was $1,614, $935 and $1,029 for the years ended September 30, 2014, 2013 and 2012, respectively.

(d) Employee Stock Ownership Plan (“ESOP”)
In connection with the Second-Step Stock Conversion and Offering in January 2004, the Company established an ESOP for substantially all eligible employees who meet certain age and service requirements. The ESOP borrowed $9,987 from Sterling and used the funds to purchase 998,650 shares of common stock in the offering. The term of this ESOP loan was twenty years.

On October 30, 2013,  the Company terminated the ESOP.  In accordance with the provisions of the plan, all participants received contributions for calendar year 2013 and became 100% vested in their accounts.  On February 4, 2014, the ESOP held 499,330 shares of the Company’s common stock.  Of these shares, 488,403 were used to retire the ESOP trust outstanding loan obligation, which was $5,983 including accrued interest.  In accordance with the provisions of the ESOP, the remaining 10,927 shares were allocated ratably to ESOP participants.  ESOP expense was $295, $497, and $390 for the years ended September 30, 2014, 2013 and 2012, respectively.

(e) Stock Compensation Plans
The Company has active stock compensation plans as described below.

The Company’s stockholders approved the 2014 Stock Incentive Plan (the “2014 Plan”) on February 20, 2014. The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted stock (both time-based and performance-based), restricted stock units, performance units, deferred stock, and other stock-based awards for up to 3,400,000 shares of common stock. At September 30, 2014 there were 3,350,761 shares available for future grant. The 2014 Plan replaced the Company’s 2012 Stock Incentive Plan (the “2012 Plan”) described below.

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

The 2012 Plan was a shareholder-approved plan that permitted the grant of stock options, stock appreciation rights, restricted stock (both time-based and performance-based), restricted stock units, performance units, deferred stock and other stock-based awards. Prior to the approval of the 2014 Plan, there were 566,554 shares remaining for issuance under the 2012 Plan. These shares are included in the aggregate 3,400,000 shares available under the 2014 Plan. The Company will no longer make awards under the 2012 Plan.

The Company’s 2004 Stock Incentive Plan (the “2004 Plan”), was a shareholder-approved plan that permitted the grant of stock options to its employees for up to 2,796,220 shares of common stock. The Company will no longer make awards under the 2004 Plan. As of September 30, 2014, 11,533 restricted shares awarded under the 2004 Plan were potentially subject to accelerated vesting as the employees were eligible for retirement.

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

The Company’s 2004 Restricted Stock Plan, which historically has been referred to as the Recognition and Retention Plan (“RRP”), provides for the issuance of shares to directors and officers. RRP shares vest annually on the anniversary of the grant date over the vesting period. There were no shares remaining that are authorized and available for future grant under the RRP at September 30, 2014.

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

In connection with the Merger, the Company granted 104,152 options at an exercise price of $14.25 per share pursuant to a Registration Statement on Form S-8 under which the Company assumed all outstanding fully vested Legacy Sterling stock options. Substantially all of these options expire March 15, 2017. During the fiscal year ended September 30, 2014, 37,873 of these awards were canceled or forfeited. The Company also granted 95,991 shares under the Sterling Bancorp 2013 Employment Inducement Award Plan to certain executive officers of Legacy Sterling. In addition, the Company issued 255,973 shares of restricted stock from shares available under the Company’s 2012 Plan to certain executives of Legacy Sterling. The weighted average grant date fair value was $11.72 per share and the restricted stock awards vest in equal annual installments on the anniversary date over a three-year period.

The following table summarizes the activity in the Company’s active stock-based compensation plans for September 30, 2014:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at October 1, 2013	2,066,184	209,697	$8.73	2,114,509	$10.71
2014 Stock Incentive Plan	3,400,000
2012 Stock Incentive Plan termination	(566,554)
Grants associated with the Merger(1)	(921,503)	351,964	11.72	104,152	14.25
Granted (1)	(719,674)	115,145	11.53	324,862	11.45
Stock awards vested	—	(69,211)	9.51	—	—
Exercised	—	—	—	(507,955)	11.29
Forfeited	439,594	(18,841)	(9.18)	(375,235)	12.24
Canceled/expired	(347,286)	—	—	—
Balance at September 30, 2014	3,350,761	588,754	$10.99	1,660,333	$10.55
Exercisable at September 30, 2014				951,492	$11.11
(1) Reflects certain non-vested stock awards that count as 3.5 shares or 3.6 shares for each share granted.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Other information regarding options outstanding at September 30, 2014 follows:

	Outstanding			Exercisable
		Weighted average			Weighted average
	Number of stock options	Exercise price	Life (in years)	Number of stock options	Exercise price	Life (in years)
Range of exercise prices:
$6.71 to $9.00	689,711	$8.38	7.57	322,148	$8.36	7.57
$9.28 to $12.64	787,243	11.73	5.02	445,965	12.05	5.10
$12.84 to $13.92	183,379	13.68	2.69	183,379	13.68	2.69
	1,660,333	10.55	5.82	951,492	11.11	5.82

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $3.9 million and $1.8 million, at September 30, 2014.

Proceeds from stock option exercises were $2,980, $62 and $102 for fiscal 2014, 2013, and 2012, respectively.

The Company uses an option pricing model to estimate the grant date fair value of stock options granted. The weighted average estimated value per option granted was $2.51 in 2014, $2.74 in 2013, and $2.31 in 2012.

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date:

	For the year ended September 30,
	2014	2013	2012
Risk-free interest rate	1.8%	1.0%	1.4%
Expected stock price volatility	26.4	40.8	40.0
Dividend yield (1)	2.0	2.6	3.0
Expected term in years	5.67	5.75	5.82
(1) Represents the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense associated with stock options and non-vested stock awards and the related income tax benefit was as follows:

	For the year ended September 30,
	2014	2013	2012
Stock options	$901	$695	$521
Non-vested stock awards/performance units	2,508	1,047	276
Total	$3,409	$1,742	$797
Income tax benefit	914	542	188
Unrecognized stock-based compensation expense at September 30, 2014 was as follows:

September 30, 2014
Stock options	$962
Non-vested stock awards/stock units	4,013
Total	$4,975

The weighted average period over which unrecognized stock options was expected to be recognized was 1.66 years. The weighted average period over which unrecognized non-vested awards/performance units was expected to be recognized was 1.82 years.

(12) Other Non-interest Expense

Other non-interest expense items are presented in the following table. Components exceeding 1% of the aggregate of total net interest income and total non-interest income are presented separately.

	For the year ended September 30,
	2014	2013	2012
Other non-interest expense:
Advertising and promotion	$2,358	$1,502	$1,849
Professional fees	6,913	3,393	4,247
Data and check processing	3,439	2,520	2,802
ATM/debit card expense	1,249	1,722	1,711
Insurance & surety bond premium	2,703	1,199	1,220
Charge for asset write-downs, severance and retention	22,976	—	—
Charge for banking systems conversion	3,249	—	—
Other	15,030	7,040	6,562
Total other non-interest expense	$57,917	$17,376	$18,391

(13) Earnings Per Common Share

The following is a summary of the calculation of earnings per share (“EPS”):

	For the year ended September 30,
	2014	2013	2012
Net income	$27,678	$25,254	$19,888
Weighted average common shares outstanding for computation of basic EPS (1)	80,268,970	43,734,425	38,227,653
Common-equivalent shares due to the dilutive effect of stock options (2)	265,073	48,628	20,393
Weighted average common shares for computation of diluted EPS	80,534,043	43,783,053	38,248,046
Earnings per common share:
Basic	$0.34	$0.58	$0.52
Diluted	0.34	0.58	0.52

(1)	Includes earned ESOP shares.

(2)	Represents incremental shares computed using the treasury stock method.

As of September 30, 2014, 2013 and 2012 there were 697,475; 1,786,608; and 1,771,132 stock options, respectively, that were considered anti-dilutive and were not included in common-equivalent shares.
(14) Stockholders’ Equity

(a) Regulatory Capital Requirements
In connection with the Merger, the Company became a bank holding company and a financial holding company as defined by the Bank Holding Company Act of 1956, as amended. Effective in the quarter ended December 31, 2013, Sterling Bancorp is subject to capital ratio requirements as discussed below.

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and additionally for banks, prompt corrective action regulations, involve quantitative measures of assets,

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk-weighting, and other factors. Quantitative measures established by regulations to ensure capital adequacy require the maintenance of minimum amounts and ratios (as forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).

The Tier 1 and Total capital ratios are calculated by dividing the respective capital amounts by risk-weighed assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, excluding goodwill and other intangible assets, allocated by risk weight category, and certain off-balance sheet items (mainly loan commitments). Tier 1 capital to average assets is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets.

Fiscal year end actual and required capital ratios for the Company and the Bank were as follows:

			Regulatory requirements
	The Bank and the Company		Minimum capital adequacy		Classification as well- capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Tier 1 leverage capital (to average assets):
Sterling National Bank	$636,507	9.34%	$272,542	4.00%	$340,677	5.00%
Sterling Bancorp	553,117	8.12	272,385	4.00	340,481	5.00

Tier 1 capital (to risk-weighted assets):
Sterling National Bank	636,507	11.94	213,176	4.00	319,763	6.00
Sterling Bancorp	553,117	10.33	214,102	4.00	321,153	6.00

Total capital (to risk-weighted assets):
Sterling National Bank	677,514	12.71	426,351	8.00	532,939	10.00
Sterling Bancorp	594,124	11.10	428,204	8.00	535,254	10.00

	Sterling National Bank only
September 30, 2013
Tier 1 leverage	$363,274	9.33%	$155,670	4.00%	$194,587	5.00%
Risk-based capital:
Tier 1	363,274	13.18	110,235	4.00	165,352	6.00
Total	392,376	14.24	220,469	8.00	275,587	10.00

Management believes that as of September 30, 2014, Sterling Bancorp and Sterling National Bank were “well-capitalized”.

A reconciliation of the Company’s stockholders’ equity to its regulatory capital at September 30, 2014 and the Bank’s total stockholder’s equity to the Bank’s regulatory capital at September 30, 2014 and 2013 is as follows:

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	The Company	The Bank
	September 30,	September 30,
	2014	2014	2013
Total GAAP stockholders’ equity	$961,138	$1,011,973	$516,281
Disallowed goodwill and other intangible assets	(419,327)	(386,766)	(168,122)
Net unrealized loss on available for sale securities	7,815	7,809	11,455
Disallowed servicing asset	(153)	(153)	(198)
Net actuarial loss on defined benefit pension plans	3,644	3,644	3,858
Tier 1 risk-based capital	553,117	636,507	363,274
Allowance for loan losses and off-balance sheet commitments	41,007	41,007	29,102
Total risk-based capital	$594,124	$677,514	$392,376

(b) Dividend Restrictions
The Company is mainly dependent upon dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that fiscal year combined with the retained net profits for the preceding two fiscal years. Under the foregoing dividend restrictions and while maintaining its “well-capitalized” status, at September 30, 2014, the Bank had capacity to pay aggregate dividends of up to $47,879 to the Company without prior regulatory approval.

(c) Stock Repurchase Plans
From time to time, the Company’s board of directors has authorized stock repurchase plans. The Company has 776,713 shares that are available to be purchased under an announced stock repurchase program. There were no shares repurchased under the repurchase programs during the fiscal years ended September 30, 2014, 2013, or 2012.

(d) Liquidation Rights
Upon completion of the second-step conversion in January 2004, the Bank established a special “liquidation account” in accordance with OCC regulations. The account was established for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders (as defined in the plan of conversion) in an amount equal to the greater of (i) the Mutual Holding Company’s ownership interest in the retained earnings of the Bank as of the date of its latest balance sheet contained in the prospectus, or (ii) the retained earnings of the Bank at the time that the Bank reorganized into the Mutual Holding Company in 1999. Each Eligible Account Holder and Supplemental Eligible Account Holder that continues to maintain his or her deposit account at the Bank would be entitled, in the event of a complete liquidation of the Bank, to a pro rata interest in the liquidation account prior to any payment to the stockholders of the Holding Company. The liquidation account is reduced annually on September 30 to the extent that Eligible Account Holders and Supplemental Eligible Account Holders have reduced their qualifying deposits as of each anniversary date. At September 30, 2014, the liquidation account had a balance of $13,300. Subsequent increases in deposits do not restore such account holder’s interest in the liquidation account. The Bank may not pay cash dividends or make other capital distributions if the effect thereof would be to reduce its stockholder’s equity below the amount of the liquidation account.

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes.  Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Company would be entitled to seek recovery from the customer. Based on the Company’s credit risk exposure assessment of standby letter of credit arrangements, the arrangements contain security and debt covenants similar to those contained in loan agreements. As of September 30, 2014, the Company had $97,468 in outstanding letters of credit, of which $21,756 were secured by cash collateral and $34,687 were secured by other collateral. The carrying value of these obligations are not considered material.

The contractual or notional amounts of these instruments, which reflect the extent of the Company’s involvement in particular classes of off-balance sheet financial instruments, are summarized as follows:

	September 30,
	2014	2013
Loan origination commitments	$213,793	$171,032
Unused lines of credit	306,482	207,201
Letters of credit	97,468	35,052

(16) Commitments and Contingencies

Certain premises and equipment are leased under operating leases with terms expiring through 2033. The Company has the option to renew certain of these leases for additional terms. Future minimum rental payments due under non-cancellable operating leases with initial or remaining terms of more than one year at September 30, 2014 were as follows:

2014	$8,984
2015	8,517
2016	7,690
2017	7,702
2018	6,386
2019 and thereafter	27,012
$66,291

Occupancy and office operations expense includes net rent expense of $7,893, $3,340 and $2,952 for the years ended September 30, 2014, 2013 and 2012, respectively.

Litigation
The Company and the Bank are involved in a number of judicial proceedings concerning matters arising from conducting their business activities. These include routine legal proceedings arising in the ordinary course of business. These proceedings also include actions brought against the Company and the Bank with respect to corporate matters and transactions in which the Company and the Bank were involved. In addition, the Company and the Bank may be requested to provide information or otherwise cooperate with government authorities in the conduct of investigations of other persons or industry groups. It is possible the Company will be named as a defendant in shareholder litigation arising out of the announcement of the HVB Merger. The Company believes that any such claims would be without merit.

There can be no assurance as to the ultimate outcome of a legal proceeding; however, the Company and the Bank have generally denied, or believe they have meritorious defenses and will deny, liability in all significant litigation pending against us, and we intend to defend vigorously each case, other than matters we determine are appropriate to be settled. We accrue a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims.

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

The Company reports the fair value of private label collateralized mortgage obligations or “CMOs” with a rating from a nationally recognized bond rating agency of below investment grade using Level 3 inputs. As of September 30, 2014, these securities have an amortized cost $2,866 and fair value of $2,869, representing 17 basis points of our total investment portfolio. At September 30, 2014, we do not anticipate further OTTI charges on these securities. These securities, along with all of the Company’s other securities, will be reviewed on at least a quarterly basis to assess whether the impairment, if any, is OTTI.

Derivatives
The fair values of derivatives are based on valuation models using current market terms (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counterparty as of the measurement date (Level 2). The Company’s derivatives consist of two interest rate caps and twelve interest rate swaps. See Note 9. “Derivatives.”

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

A summary of assets and liabilities at September 30, 2014 measured at estimated fair value on a recurring basis is as follows:

	September 30, 2014
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Asset:
Investment securities available for sale:
Residential MBS:
Agency-backed	$477,705	$—	$477,705	$—
CMO/Other MBS	111,276	—	111,276	—
Privately issued CMOs	2,869	—	—	2,869
Total residential MBS	591,850	—	588,981	2,869
Federal agencies	152,814	—	152,814	—
Corporate bonds	192,839	—	192,839	—
State and municipal	134,898	—	134,898	—
Trust preferred	38,412	—	38,412	—
Total other securities	518,963	—	518,963	—
Total investment securities available for sale	1,110,813	—	1,107,944	2,869
Interest rate caps and swaps	1,096	—	1,096	—
Total assets	$1,111,909	$—	$1,109,040	$2,869
Swaps	$1,096	$—	$1,096	$—
Total liabilities	$1,096	$—	$1,096	$—

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

A summary of assets and liabilities at September 30, 2013 measured at estimated fair value on a recurring basis is the follows:

	September 30, 2013
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Available for sale securities:
Residential MBS:
Agency-backed	$282,529	$—	$282,529	$—
CMO/Other MBS	163,041	—	163,041	—
Privately issued CMOs	3,613	—	—	3,613
Total residential MBS	449,183	—	445,570	3,613
Investment securities
Federal agencies	261,547	—	261,547	—
Corporate	114,933	—	114,933	—
State and municipal	128,730	—	128,730	—
Total investment securities available for sale	505,210	—	505,210	—
Total available for sale securities	954,393	—	950,780	3,613
Interest rate caps and swaps	997	—	997	—
Total assets	$955,390	$—	$951,777	$3,613
Swaps	$997	$—	$997	$—
Total liabilities	$997	$—	$997	$—

The following categories of financial assets are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances.

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

The Company may record adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. These adjustments also include certain impairment amounts for collateral dependent loans calculated in accordance with FASB ASC Topic 310 – Receivables, when establishing the allowance for loan losses. Impairment amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated impairment amount applicable to that loan does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable by market participants. However, due to the substantial judgment applied and limited volume of activity as compared to other assets, fair value is based on Level 3 inputs. Estimates of fair value used for collateral supporting commercial loans generally are based on assumptions not observable in the market place and are also based on Level 3 inputs. Impaired loans are evaluated on at least a quarterly basis for additional impairment and their carrying values are adjusted as needed. Loans subject to non-recurring fair value measurements were $36,208 and $35,228 (which equals the carrying value less the allowance for loan losses allocated to these loans) at September 30, 2014 and 2013, respectively. Changes in fair value recognized in provisions on loans held by the Company were $905 and $2,726 for the twelve months ended September 30, 2014 and 2013, respectively.

When valuing impaired loans that are collateral dependent, the Company charges-off the difference between the recorded investment in the loan and the appraised value, which is generally less than 12 months old. A discount for estimated costs to dispose of the asset is used when evaluating the impaired loans.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

A summary of impaired loans at September 30, 2014 measured at estimated fair value on a non-recurring basis is the following:

	September 30, 2014
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial real estate	1,463	—	—	1,463
Acquisition, development and construction	2,173	—	—	2,173
Total impaired loans measured at fair value	$3,636	$—	$—	$3,636

A summary of impaired loans at September 30, 2013 measured at estimated fair value on a non-recurring basis is the following:

	September 30, 2013
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial real estate	3,672	—	—	3,672
Commercial & industrial	500	—	—	500
Acquisition, development and construction	1,839	—	—	1,839
Consumer	2	—	—	2
Total impaired loans measured at fair value	$6,013	$—	$—	$6,013

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

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing rights. In accordance with FASB ASC Topic 860 - Transfers and Servicing, the Company must record impairment charges on a non-recurring basis, when the carrying value exceeds the estimated fair value. To estimate the fair value of servicing rights, the Company utilizes a third-party, which on a quarterly basis, considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights. Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds. The determination of fair value of servicing rights relies upon Level 3 inputs. The fair value of mortgage servicing rights at September 30, 2014 and 2013 were $1,526 and $1,978, respectively.

Assets Taken in Foreclosure of Defaulted Loans
Assets taken in foreclosure of defaulted loans are initially recorded at fair value less costs to sell when acquired, which establishes a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less costs to sell and are primarily comprised of commercial and residential real estate property and upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset. The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the market place. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. The fair value is derived using Level 3 inputs. Appraisals are reviewed by our credit department, our external loan review consultant and verified by officers in our credit administration area. Assets taken in foreclosure of defaulted loans subject to non-recurring fair value measurement were $7,580 and $6,022 at September 30, 2014 and 2013, respectively. There were write-downs of $224 and $1,978 related to changes in fair value recognized through income for those foreclosed assets held by the Company during the twelve months ending September 30, 2014 and 2013, respectively.

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Significant Unobservable Inputs to Level 3 Measurements
The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets at September 30, 2014:

Non-recurring fair value measurements	Fair value	Valuation technique	Unobservable input / assumptions	Range (1) (weighted average)
Impaired loans:
Commercial real estate	$1,463	Appraisal	Adjustments for comparable properties	15.0% - 36.0% (22.0%)
Acquisition, development & construction	2,173	Appraisal	Adjustments for comparable properties	10.0% - 30.0% (13.5%)
Assets taken in foreclosure:
Residential mortgage	1,301	Appraisal	Adjustments by management to reflect current conditions/selling costs	16.0% - 59.0% (21.6%)
Commercial real estate(2)	1,910	Appraisal	Adjustments by management to reflect current conditions/selling costs	20.0% - 37.0% (24.8%)
Acquisition, development & construction	1,973	Appraisal	Adjustments by management to reflect current conditions/selling costs	25.0% - 70.0% (30.2%)
Mortgage servicing rights	1,526	Third-party	Discount rates	9.3% - 12.8%
		Third-party	Prepayment speeds	100 - 968 (224)
(1) Represents range of discount factors applied to the appraisal to determine fair value. The amounts used for mortgage servicing rights are discounts applied by a third-party valuation provider which the Company believes are appropriate.

(2) Excludes $2,396 of commercial buildings that are former financial centers held for sale. These assets were not taken in foreclosure and their fair value is determined by appraisal, and our internal assessment of the market for this type of real estate in these locations.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of September 30, 2014:

	September 30, 2014
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and due from banks	$177,619	$177,619	$—	$—
Securities available for sale	1,110,813	—	1,110,813	—
Securities held to maturity	579,075	—	587,838	—
Loans, net	4,719,826	—	—	4,758,366
Loans held for sale	17,846	—	17,846	—
Accrued interest receivable on securities	8,876	—	8,876	—
Accrued interest receivable on loans	10,791	—	—	10,791
FHLB stock and Federal Reserve Bank stock	66,085	—	—	—
Interest rate caps and swaps	1,096	—	1,096	—
Financial liabilities:
Non-maturity deposits	(4,860,783)	(4,860,783)	—	—
Certificates of deposit	(437,871)	—	(438,088)	—
FHLB borrowings	(795,028)	—	(813,490)	—
Other borrowings	(45,639)	—	(45,640)	—
Senior notes	(98,402)	—	(100,482)	—
Mortgage escrow funds	(4,494)	—	(4,494)	—
Accrued interest payable on deposits	(320)	—	(320)	—
Accrued interest payable on borrowings	(2,942)	—	(2,942)	—
Interest rate caps and swaps	(1,096)	—	(1,096)	—

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of September 30, 2013:

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	September 30, 2013
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and due from banks	$113,090	$113,090	$—	$—
Securities available for sale	954,393	—	950,780	3,613
Securities held to maturity	253,999	—	250,896	—
Loans, net	2,384,021	—	—	2,422,824
Loans held for sale	1,011	—	1,011	—
Accrued interest receivable on securities	4,892	—	4,892	—
Accrued interest receivable on loans	6,805	—	—	6,805
FHLB stock	24,312	—	—	—
Interest rate caps and swaps	997	—	997	—
Financial liabilities:
Non-maturity deposits	(2,694,166)	(2,694,166)	—	—
Certificates of deposit	(268,128)	—	(268,088)	—
FHLB and other borrowings	(345,176)	—	(488,369)	—
Mortgage escrow funds	(12,646)	—	(12,644)	—
Accrued interest payable on deposits	(1,480)	—	(1,480)	—
Accrued interest payable on borrowings	(1,525)	—	(1,525)	—
Interest rate caps and swaps	(997)	—	(997)	—

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

FHLB Borrowings, other borrowings and Senior notes
The estimated fair value approximates carrying value for short-term borrowings. The fair value of long-term fixed-rate borrowings is estimated using quoted market prices, if available, or by discounting future cash flows using current interest rates for similar financial instruments.

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

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The fair values of the Company’s off-balance-sheet financial instruments described in Note 15. “Off-Balance Sheet Financial Instruments” were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At September 30, 2014 and 2013, the estimated fair value of these instruments approximated the related carrying amounts, which were not material.

Accrued interest receivable/payable

The carrying amounts of accrued interest approximate fair value and are classified as Level 2.

(18) Recently Issued Accounting Standards Not Yet Adopted

Accounting Standards Update (“ASU”) 2014-14 Classification of Certain Government-Guaranteed Residential Mortgage Loans Upon Foreclosure. This standard provides guidance on how holders of certain government-guaranteed loans (e.g., mortgage loans guaranteed by the FHA or VA) should present such loans upon foreclosure. Specifically, the ASU provides that, upon foreclosure, government-guaranteed loans within the scope of the standard should be derecognized and re-recognized as a separate other receivable (i.e., a receivable from the government entity guaranteeing the loan). The standard does not require any new disclosures about such loans. ASU 2014-14 is effective for the Company for annual and interim periods beginning after December 15, 2014, and is not expected to have a material impact on our balance sheet or results of operations.

ASU 2014-11 Transfers and Servicing (topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This standard amends the guidance in ASC 860 on accounting for certain repurchase agreements (“repos”). The standard (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings, (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) that are accounted for as secured borrowings. This standard is effective for annual periods beginning after December 15, 2014 and is not expected to have a material impact on our balance sheet or results of operations.

ASU 2014-09 Revenue From Contracts With Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact this standard will have on its balance sheet and results of operations.

ASU 2014-04 Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage loans upon Foreclosure was issued. This standard provides clarification when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be removed from the balance sheet and other real estate owned recognized. These amendments clarify that when an in-substance foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower is conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This standard was effective for the Company on October 1, 2014 and is not expected to have a material impact on our balance sheet or results of operations.

See Note 1. “Basis of Financial Statement Presentation and Summary of Significant Accounting Policy” for a discussion of the adoption of new accounting standards.

(19) Accumulated Other Comprehensive (Loss) Income

Components of accumulated other comprehensive income (loss) (“AOCI”) were as follows at September 30:

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	September 30,
	2014	2013
Net unrealized holding loss on available for sale securities	$(4,645)	$(19,316)
Related income tax benefit	1,974	7,844
Available for sale securities AOCI, net of tax	(2,671)	(11,472)
Net unrealized holding loss on securities transferred to held to maturity	(8,947)	—
Related income tax benefit	3,803	—
Securities transferred to held to maturity AOCI, net of tax	(5,144)	—
Net unrealized holding loss on retirement plans	(6,336)	(6,496)
Related income tax benefit	2,692	2,638
Retirement plan AOCI, net of tax	(3,644)	(3,858)
Accumulated other comprehensive loss	$(11,459)	$(15,330)

The following table presents the changes in each component of accumulated other comprehensive income for the fiscal years ended September 30, 2014, 2013 and 2012:

	Net unrealized holding gain (loss) on AFS securities	Net unrealized holding (loss) on securities transferred to held to maturity	Net unrealized holding gain (loss) on retirement plans	Total
Fiscal year ended September 30, 2014
Balance beginning of the year	$(11,472)	$—	$(3,858)	$(15,330)
Other comprehensive gain (loss) before reclassification	9,170	(5,144)	—	4,026
Amounts reclassified from AOCI	(369)	—	214	(155)
Total other comprehensive income (loss)	8,801	(5,144)	214	3,871
Balance at end of period	$(2,671)	$(5,144)	$(3,644)	$(11,459)
Fiscal year ended September 30, 2013
Balance beginning of the year	$15,066	$—	$(8,167)	$6,899
Other comprehensive (loss) gain before reclassification	(22,167)	—	3,041	(19,126)
Amounts reclassified from AOCI	(4,371)	—	1,268	(3,103)
Total other comprehensive (loss) income	(26,538)	—	4,309	(22,229)
Balance at end of period	$(11,472)	$—	$(3,858)	$(15,330)
Fiscal year ended September 30, 2012
Balance beginning of the year	$13,604	$—	$(8,468)	$5,136
Other comprehensive gain before reclassification	7,640	—	—	7,640
Amounts reclassified from AOCI	(6,178)	—	301	(5,877)
Total other comprehensive income	1,462	$—	301	1,763
Balance at end of period	$15,066	$—	$(8,167)	$6,899

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(20) Condensed Parent Company Financial Statements

Set forth below are the condensed balance sheets of Sterling and the related condensed statements of income and cash flows:

	September 30,
	2014	2013
Assets:
Cash	$23,369	$56,230
Loan receivable from ESOP	—	6,437
Investment in Sterling National Bank	1,011,973	517,907
Investment in non-bank subsidiaries	3,587	3,271
Goodwill	18,970	—
Trade name	20,500	—
Other intangible assets, net	917	—
Other assets	528	1,184
Total assets	$1,079,844	$585,029

Liabilities:
Senior Notes	$98,402	$98,033
Other liabilities	20,304	4,130
Total liabilities	118,706	102,163
Stockholders’ equity	961,138	482,866
Total liabilities & stockholders’ equity	$1,079,844	$585,029

The table  below presents the condensed statement of income:

	For the year ended September 30,
	2014	2013	2012
Interest income	$139	$262	$282
Dividend income on equity securities	—	22	30
Dividends from Sterling National Bank	22,500	—	6,000
Dividends from non-bank subsidiaries	750	1,600	500
Other	18	—	10
Interest expense	(6,265)	(1,431)	—
Non-interest expense	(5,841)	(2,700)	(1,838)
Income tax benefit	3,431	898	87
Income (loss) before equity in undistributed earnings of subsidiaries	14,732	(1,349)	5,071
Equity in undistributed (excess distributed) earnings of:
Sterling National Bank	12,590	27,174	13,739
Non-bank subsidiaries	355	(571)	1,078
Net income	$27,677	$25,254	$19,888

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents the condensed statement of cash flows:

	For the year ended September 30,
	2014	2013	2012
Cash flows from operating activities:
Net income	$27,677	$25,254	$19,888
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed) excess distributed earnings of:
Sterling National Bank	(12,590)	(27,174)	(13,739)
Non-bank subsidiaries	(355)	571	(1,078)
(Gain) on redemption of Subordinated Debentures	(712)	—	—
Other adjustments, net	22,066	5,259	380
Net cash provided by operating activities	36,086	3,910	5,451
Cash flows from investing activities:
Purchase of securities	—	—	(105)
Sales of securities	1,112	818	103
Investment in subsidiaries	(15,000)	(45,000)	(44,203)
ESOP loan principal repayments	6,437	459	441
Net cash (used for) investing activities	(7,451)	(43,723)	(43,764)
Cash flows from financing activities:
Net change in other short-term borrowings	(20,659)	—	—
Redemption of Subordinated Debentures	(26,140)	—	—
Senior Notes offering	—	97,946	—
Equity capital raise	—	—	46,000
Cash dividends paid	(17,677)	(10,642)	(9,100)
Stock option transactions including RRP	2,980	1,758	910
Other equity transactions	—	265	527
Net cash (used for) provided by financing activities	(61,496)	89,327	38,337
Net (decrease) increase in cash	(32,861)	49,514	24
Cash at beginning of year	56,230	6,716	6,692
Cash at end of year	$23,369	$56,230	$6,716

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(21) Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the fiscal years ended September 30, 2014 and 2013:

	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended September 30, 2014
Interest and dividend income	$52,711	$61,325	$65,761	$67,109
Interest expense	6,835	7,297	7,310	7,476
Net interest income	45,876	54,028	58,451	59,633
Provision for loan losses	3,000	4,800	5,950	5,350
Non-interest income	9,148	12,415	13,471	12,286
Non-interest expense	72,974	46,723	44,904	43,780
(Loss) income before income tax	(20,950)	14,920	21,068	22,789
Income tax (benefit) expense	(6,948)	4,588	6,057	6,452
Net (loss) income	$(14,002)	$10,332	$15,011	$16,337
Earnings per common share:
Basic	$(0.20)	$0.12	$0.18	$0.20
Diluted	(0.20)	0.12	0.18	0.19
Year ended September 30, 2013
Interest and dividend income	$33,145	$32,420	$32,593	$33,903
Interest expense	5,222	4,601	4,276	5,795
Net interest income	27,923	27,819	28,317	28,108
Provision for loan losses	2,950	2,600	3,900	2,700
Non-interest income	7,659	6,852	6,581	6,600
Non-interest expense	22,546	23,339	21,789	23,367
Income before income tax	10,086	8,732	9,209	8,641
Income tax expense	3,066	2,203	2,833	3,312
Net income	$7,020	$6,529	$6,376	$5,329
Earnings per common share:
Basic	$0.16	$0.15	$0.15	$0.12
Diluted	0.16	0.15	0.15	0.12

The Company incurred a net loss in the first fiscal quarter of 2014 due mainly to charges and asset write-downs associated with the Merger. The Company recognized charges of $22.2 million for asset write-downs, retention and severance compensation, a write-off of the naming rights to remaining book value of the Provident Bank Ballpark, all of which are included in other non-interest income on the income statement. The charge for asset write-downs was based on the Company’s intent to consolidate several office locations and financial centers. The Company recognized $9.1 million of Merger-related expenses, which included professional advisory fees, legal fees, a portion of change-in-control payments to Legacy Sterling executive officers, costs associated with changing signage at various office and financial center locations and other Merger-related items. In addition, the Company incurred a $2.7 million charge for the settlement of a portion of the Legacy Provident pension plan in December 2013.

(22) Subsequent Events (Unaudited)

On November 5, 2014, the Company announced it had entered into a definitive merger agreement with Hudson Valley Holding Corp. (NYSE: HVB). In the merger, which is a stock-for-stock transaction valued at approximately $539,234 based on the closing price of Sterling common stock on November 4, 2014, Hudson Valley Holding Corp. shareholders will receive a fixed ratio of 1.92 shares of Sterling common stock for each share of Hudson Valley Holding Corp. common stock. Upon closing, Sterling shareholders will own approximately 69% of stock in the combined company and Hudson Valley Holding Corp. shareholders will own approximately 31%. On a pro forma combined basis, for the twelve months ended September 30, 2014, the companies had revenue of $363,217 and $21,962 in

STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

net income. Upon completion of the merger the combined company is expected to have $10,703,764 in assets, $6,551,482 in gross loans, and deposits of $8,071,799. The transaction, which has been approved by the boards of directors of both companies, is expected to close in the second calendar quarter of 2015. The transaction is subject to approval by shareholders from both companies, regulatory approval and other customary closing conditions.

The Company has engaged an independent third-party to assist management in estimating the fair value of the majority of the assets acquired and liabilities to be assumed. The Company will file a Current Report on Form 8-K (or an amendment to a prior report) no later than January 15, 2015 that will include historical and pro forma information regarding Hudson Valley Holding Corp. and the Company which is required in connection with the Merger.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.

ITEM 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2014, under the supervision and with the participation of Sterling Bancorp’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be recorded, processed, summarized and reported in Sterling Bancorp’s periodic SEC reports.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the year ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Management’s Annual Report on Internal Control Over Financial Reporting
The management of Sterling Bancorp (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s system of internal controls is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the Company’s internal control over financial reporting as of September 30, 2014. This assessment was based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that, as of September 30, 2014, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2014 has been audited by Crowe Horwath LLP, as stated in their report which is included elsewhere herein.

ITEM 9B.	Other Information
Not applicable.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance
The Proposal I — “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” sections of Sterling Bancorp’s Proxy Statement for the Annual Meeting of Stockholders to be held in February 2015 (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.	Executive Compensation
The Proposal I — “Election of Directors” section of the Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Sterling Bancorp does not have any equity compensation programs that were not approved by stockholders, other than its employee stock ownership plan.
Set forth below is certain information as of September 30, 2014, regarding equity compensation that has been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average Exercise price (1)	Number of securities remaining available for issuance under plan
Stock Option Plans	1,660,333	$10.55	3,350,761

(1)	Weighted average exercise price represents Stock Option Plans only, since restricted shares have no exercise price.
The Proposal I — “Election of Directors” section of the Proxy Statement is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence
The “Transactions with Certain Related Persons” section of the Proxy Statement is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services
The Proposal III - “Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules
(1)    Financial Statements
The financial statements filed in Item 8 of this Form 10-K are as follows:
(A)Report of Independent Registered Public Accounting Firm on Financial Statements
(B)Consolidated Balance Sheets as of September 30, 2014 and 2013
(C)Consolidated Statements of Income for the years ended September 30, 2014, 2013 and 2012
(D)Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2014, 2013 and 2012
(E)Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2013 and 2012
(F)Notes to Consolidated Financial Statements
(G)Financial Statement Schedules
(2)    All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.
(3)    Exhibits

2.1
Agreement and Plan of Merger, dated as of November 4, 2014, by and between Sterling Bancorp and Hudson Valley Holding Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 7, 2014).

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
10.8
Amendment No. 1 to Employment Agreement, dated as of September 23, 2014, with David S. Bagatelle (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 25, 2014).*

10.9	Employment Agreement, dated as of November 1, 2013, with James R. Peoples (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 4, 2013).*
10.10	Employment Agreement dated as of April 3, 2013, with Michael Bizenov* (filed herewith)
10.11	Employment Agreement dated as of April 3, 2013, with Howard M. Applebaum* (filed herewith)
10.12
Services and Covenant Agreement, dated as of April 3, 2013, by and between the Company and Louis J. Cappelli (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2013).*

10.13
Services and Covenant Agreement, dated as of April 3, 2013, by and between the Company and John C. Millman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 1, 2013).*

10.14	Retention Award Letter, dated as of May 13, 2013, with Daniel G. Rothstein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 14, 2013).*
10.15
Provident Bank Amended and Restated 1995 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2008 (File No. 0-25233)).*

10.16	Provident Bank 2005 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2008 (File No. 0-25233)).*
10.17	Provident Bank 2000 Stock Option Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on January 18, 2000 (File No. 0-25233)).*
10.18	Provident Bancorp, Inc. 2004 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on January 19, 2005 (File No. 0-25233)).*
10.19
Form of Stock Option Agreement, dated as of July 6, 2011, between the Company and Jack L. Kopnisky (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).*

10.20
Form of Restricted Stock Award Notice, dated as of July 6, 2011, between the Company and Jack L. Kopnisky (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011)).*

10.21
Form of Performance-Based Restricted Stock Award Notice, dated as of July 6, 2011, between the Company and Jack L. Kopnisky (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).*

10.22	Provident Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 1, 2011).*
10.23	Sterling Bancorp 2014 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, filed on January 10, 2014).*
10.24	Sterling Bancorp Stock Incentive Plan (incorporated by reference to Exhibit 10 to Legacy Sterling’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-05273)).*
10.25
Form of Sterling Bancorp 2013 Employment Inducement Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Post Effective Amendment on Form S-8 to Form S-4 filed on November 1, 2013).*

10.26
Form of Restricted Stock Unit Award Agreement Pursuant to the Provident New York Bancorp 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 1, 2013).*

10.27	Form of Restricted Stock Award Agreement Pursuant to the Provident New York Bancorp 2012 Stock Incentive Plan* (filed herewith)
10.28	Form of Stock Option Award Agreement Pursuant to the Provident New York Bancorp 2012 Stock Incentive Plan* (filed herewith)
10.29	Form of Performance-Based Stock Award Agreement Pursuant to the Provident New York Bancorp 2012 Stock Incentive Plan* (filed herewith)
10.30	Form of Restricted Stock Award Agreement Pursuant to the 2014 Stock Incentive Plan* (filed herewith)
10.31	Form of Stock Option Award Agreement Pursuant to the 2014 Stock Incentive Plan* (filed herewith)
10.32	Form of Performance-Based Stock Award Agreement Pursuant to the 2014 Stock Incentive Plan* (filed herewith)
21	Subsidiaries of Registrant (filed herewith)

23	Consent of Crowe Horwath LLP (filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification Pursuant to 18 U.S.C. Section 1350, as amended by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

*    Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Sterling Bancorp has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.
Sterling Bancorp

Date:	November 28, 2014	By:	/s/ Jack L. Kopnisky
Jack L. Kopnisky
President, Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Jack L. Kopnisky	By:	/s/ Luis Massiani
	Jack L. Kopnisky		Luis Massiani
	President, Chief Executive Officer and		Executive Vice President
	Director		Chief Financial Officer
	Principal Executive Officer		Principal Financial Officer
Date:	November 28, 2014		Principal Accounting Officer
		Date:	November 28, 2014

By:	/s/ Louis J. Cappelli
Louis J. Cappelli
Chairman of the Board of Directors
Date:	November 28, 2014

By:	/s/ Robert Abrams	By:	/s/ James F. Deutsch	By:	/s/ Navy E. Djonovic
	Robert Abrams		James F. Deutsch		Navy E. Djonovic
	Director		Director		Director
Date:	November 28, 2014	Date:	November 28, 2014	Date:	November 28, 2014

By:	/s/ Fernando Ferrer	By:	/s/ William F. Helmer	By:	/s/ Thomas G. Kahn
	Fernando Ferrer		William F. Helmer		Thomas G. Kahn
	Director		Director		Director
Date:	November 28, 2014	Date:	November 28, 2014	Date:	November 28, 2014

By:	/s/ James B. Klein	By:	/s/ Robert W. Lazar	By:	/s/ John C. Millman
	James B. Klein		Robert W. Lazar		John C. Millman
	Director		Director		Director
Date:	November 28, 2014	Date:	November 28, 2014	Date:	November 28, 2014

By:	/s/ Richard O’Toole	By:	/s/ Burt Steinberg
	Richard O’Toole		Burt Steinberg
	Director		Director
Date:	November 28, 2014	Date:	November 28, 2014