Form 10-K/A
period 2014-09-30
STERLING BANCORP
filed 2015-01-23
CIK 1070154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 001-35385

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of March 31, 2014 was $1,057,670,927.

As of January 20, 2015, there were 83,953,672 outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Sterling Bancorp (“Sterling,” the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the Securities and Exchange Commission (the “SEC”) on November 28, 2014 (the “Original Form 10-K”).

This Amendment is being filed to amend the Original Form 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. In addition, on the cover page, (i) the reference in the Original Form 10-K to the incorporation by reference of Sterling’s 2014 definitive proxy statement has been deleted and (ii) the information with respect to the number of outstanding shares of Sterling’s common stock (“Common Stock”) has been updated. Sterling is also updating its list of exhibits in Item 15 of this report to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, required to be filed with this Amendment. Except for the foregoing amendments and updates, the Amendment does not modify or update the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On October 31, 2013, Provident New York Bancorp (“Legacy Provident”) completed its acquisition (the “Merger”) of legacy Sterling Bancorp (“Legacy Sterling”). In connection with the Merger, among other actions, Legacy Provident changed its legal entity name to Sterling Bancorp and its board of directors (the “Board”) was adjusted to include former members of the Legacy Sterling and Legacy Provident boards of directors. In addition, Sterling National Bank, which was owned by Legacy Sterling (“Legacy Sterling Bank”), merged into Provident Bank, which was owned by Legacy Provident (“Legacy Provident Bank”), and changed its legal entity name to Sterling National Bank (the “Bank”).

Set forth below are the current directors and executive officers of Sterling, their ages and their positions with Sterling, as well as, with respect to the directors, the length of their directorship that commenced with Legacy Provident or Legacy Sterling, as the case may be, and term expiration as of January 20, 2015.

BOARD OF DIRECTORS

Name	Age	Position(s) Held With Sterling Bancorp	Director Since	Current Term Expires
Robert Abrams	76	Director	1999(1)	2017
Louis J. Cappelli	83	Chairman of the Board	1971(1)	2015
James F. Deutsch	59	Director	2012(2)	2016
Navy E. Djonovic	48	Director	2010(2)	2015
Fernando Ferrer	64	Director	2002(1)	2015
William F. Helmer	80	Director	1999(2)	2016
Thomas G. Kahn	72	Director	2004(2)	2015
James B. Klein	65	Director	2012(1)	2017
Jack Kopnisky	58	Chief Executive Officer & President	2011(2)	2016
Robert W. Lazar	70	Director	2005(1)	2016
John C. Millman	72	Director	1988(1)	2017
Richard O’Toole	58	Director	2012(2)	2017
Burt Steinberg	69	Director	2000(2)	2017

(1)	Represents that the director began his board service with Legacy Sterling.
(2)	Represents that the director began his or her board service with Legacy Provident.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Name	Age	Position(s) Held With Sterling Bancorp
Luis Massiani	37	Senior Executive Vice President and Chief Financial Officer
James R. Peoples	65	Senior Executive Vice President and Chief Banking Officer
Rodney Whitwell	56	Senior Executive Vice President, Chief Operating Officer and Chief Risk Officer
David S. Bagatelle	50	Executive Vice President and Market President of the New York Metro Market
Howard M. Applebaum	56	Executive Vice President and President of Specialty Finance and National Markets
Michael Bizenov	55	Executive Vice President and President of Consumer Banking
Vincent DeLucia	50	Executive Vice President and Hudson Valley Market President
Dale C. Fredston	62	Executive Vice President and General Counsel

Director Qualifications and Business Experience

Our authorized number of directors is currently fixed at thirteen (13), divided into three classes, two of which contain four members and one of which contains five members. Each of our directors is a seasoned business leader who contributes an array of experience, qualifications, attributes and skills to the Board. The following provides the business experience for the past five years for each of our directors, as well as the qualifications that were the basis for the Board determinations that each director should serve on the Board.

Directors with a Term Expiring in 2015

Louis J. Cappelli serves as the Chairman of the Board of the Company. He joined Legacy Sterling in 1949 and was elected Chairman of the Board of Directors and Chief Executive Officer of Legacy Sterling in 1992. He was elected Chairman of the Board of Directors of Legacy Sterling Bank in 1992. Mr. Cappelli served as Chairman and Chief Executive Officer of Legacy Sterling for over 20 years, successfully leading Legacy Sterling through various business cycles.

Mr. Cappelli holds a Bachelor of Arts degree in business administration. He is a recipient of numerous business and charitable awards and has served and currently serves on the boards of several civil, charitable and ecumenical organizations.

His long experience with Legacy Sterling at all levels provides a valuable perspective on all aspects of the Company’s business. He has served in a critical leadership role with experience in credit decisions, strategic planning, risk management, investment strategies and client relations, among others.

Navy Djonovic has been practicing accounting, auditing and consulting at the certified public accounting firm of Maier Markey & Justic LLP since 1999. She has served as the firm’s controller since 2001 and became a partner of the firm in 2010.

As a member of several business organizations throughout Westchester County, she provides insight on local communities where Sterling does business. Ms. Djonovic’s qualifications as a member of the Board are primarily attributed to her experience as a certified public accountant, her background in finance and operations, and her knowledge of the local business community.

Fernando Ferrer has been Co-Chairman of Mercury Public Affairs, LLC, a part of Omnicom Group Inc., which specializes in high-value public affairs related to business, government, politics and media since 2006. He was appointed to the Board of the Metropolitan Transit Authority (MTA) by Governor Andrew Cuomo in 2011 and served as Acting Chairman from January 1, 2013 to June 20, 2013. From 2002 to 2004, he was the President of the Drum Major Institute for Public Policy, a non-partisan, non-profit think tank. He served as Bronx Borough President from 1987 to 2001.

Mr. Ferrer has over 25 years of leadership experience in New York City government, including 14 years as Bronx Borough President, five years as a member of the New York City Council and as a candidate for Mayor of New York City. Mr. Ferrer’s contributions as a director come from his extensive experience with New York City businesses, including housing and business development and community relations. His risk management experience includes service on the MTA Board.

Thomas G. Kahn is President of Kahn Brothers Group, Inc., Kahn Brothers LLC, a member of the New York Stock Exchange, and Kahn Brothers Advisors LLC, a registered investment advisor located in New York City. He has served in these capacities, at these companies or their predecessors, since 1978. He holds a Masters of Business Administration and is a licensed chartered financial analyst. He has been a registered investment advisor for 30 years. He also serves on the board of several local and national charitable organizations.

Mr. Kahn’s qualifications as a member of the Board are primarily attributed to his background in economics and finance and his broad financial services and investment management expertise.

Directors with a Term Expiring in 2016

James F. Deutsch has been a Managing Partner of Patriot Financial Partners, L.P. (“Patriot”) since April of 2011. From November of 2004 to April 2011, Mr. Deutsch served as President, CEO and Director of Team Capital Bank, a community bank which operated in Pennsylvania. Mr. Deutsch was designated as a director of Legacy Provident by Patriot pursuant to the terms of a Corporate Governance Agreement dated August 7, 2012.

Mr. Deutsch has 35 years of banking and investment management experience and brings to the Company a breadth of knowledge in several areas, including investment banking, commercial lending and corporate finance.

Mr. Deutsch holds a Bachelor of Science in Finance and a Masters of Business Administration. He spent six years as Director (including two years as Vice Chairman) of Atlantic Community Bankers Bank. Mr. Deutsch has also served as the Chairman and Director of many non-profit agencies. Mr. Deutsch’s qualifications as a member of the Board are primarily attributed to his experience in financial services and his perspective as both an investor in and operator of banks.

William F. Helmer has been the President of Helmer-Cronin Construction, Inc. since 1961. He also serves as a Trustee of Clarkson University, where he obtained a degree in Engineering. Mr. Helmer served as the Chairman of the Legacy Provident Bank Board of Directors from 1994 to 2013 and served as a director and the Chairman of the Board of Directors of Legacy Provident since its formation in 1999 through October 2013.

As a member and director of numerous professional, economic development and community organizations throughout Rockland County and New York State, he provides insight on local and regional businesses and the markets where Sterling does business. Mr. Helmer’s qualifications as director are primarily attributed to his business experience, his leadership skills, his expertise in the real estate and construction industries and his extensive knowledge of the Company and the communities the Bank serves.

Jack Kopnisky was named Chief Executive Officer and President of Legacy Provident Bank and Legacy Provident in 2011 and continues to hold these positions at Sterling and the Bank. Prior to joining the Company, Mr. Kopnisky had served as Chief Executive Officer of SJB Escrow Corporation since 2009, and as a partner at Mercatus LLC since 2008. From 2005 to 2008, he was President and Chief Executive Officer of First Marblehead Corporation. Mr. Kopnisky served in a variety of leadership positions with KeyCorp and predecessor banks from 1998 to 2005. He served as President of the Consumer Banking Group where he was responsible for Retail Banking, Business Banking, Consumer Banking and Community Development; President of Key Bank USA; President of Retail Banking and President & Chief Executive Officer of Key Investment. He has 34 years of experience in the financial services industry, including senior leadership positions as Chief Executive Officer, President, Director and Group Head in commercial banking, consumer finance, private equity, brokerage and asset management business.

Mr. Kopnisky holds a Bachelor of Arts degree in Business Administration and Economics. Mr. Kopnisky’s qualifications as a Director, Chief Executive Officer and President of the Bank and Sterling are primarily attributed to his background in banking and financial services industries and his strong leadership skills.

Robert W. Lazar has served as Senior Advisor to TBC Accounting Firm since 2011. From 2009 to 2011, Mr. Lazar served as a consultant to the Independent Bankers Association. He formerly was President and CEO of the New York Business Development Corporation, where he managed a $400 million loan portfolio. He is a certified public accountant and is Chairman of the University of Albany School of Business Advisory Board. He also serves as a board member for several charitable organizations, and formerly was an accounting lecturer at University of Albany, St. Rose and Sage Colleges and Treasurer and Board member at Mount St. Mary’s College in Newburgh, New York. He has over 40 years of auditing, business development, commercial lending and banking experience. Mr. Lazar holds a Masters of Science in accounting and is a member of the KPMG Audit Committee Institute.

Mr. Lazar’s qualifications as a member of the Board are primarily attributed to his accounting and financial services experience, as well as his familiarity with the business community in the markets where the Bank does business.

Directors with a Term Expiring in 2017

Robert Abrams has been a Member of the law firm of Stroock & Stroock & Lavan LLP since 1994, a firm specializing in representing multinational corporations, private companies, individuals and emerging business enterprises. Mr. Abrams served as Attorney General of the State of New York from 1979 to 1993 and also as Bronx Borough President from 1970 to 1978.

Mr. Abrams has substantial government and legal experience, having served in elected positions for over 28 years, including three terms in the New York State Assembly, three terms as Borough President of the Bronx and four terms as Attorney General of the State of New York. In private practice at a major law firm for many years, he has extensive experience in government regulatory, litigation and commercial matters. Mr. Abrams has been active in New York City and New York state matters, including as a member of the New York City Charter Review Commission. Mr. Abrams’ qualifications as a member of the Board are primarily attributed to his government and legal experience and his knowledge of the communities the Bank serves.

James B. Klein is President of Eastland Shoe Corp. (“Eastland”), a family-owned manufacturer of classic, casual footwear, founded in 1955 and based in Freeport, Maine. Since joining Eastland in 1972, he has served as a senior executive and has extensive experience in management of a multi-faceted, global wholesale and retail footwear business.

Mr. Klein’s responsibilities over his 40 years with Eastland have included strategic planning and financial management, sales and product development, production planning, supply chain management and global sourcing, and manufacturing and operations. Mr. Klein’s qualifications as a member of the Board are primarily attributed to his business experience and his leadership skills.

John C. Millman served as President and Chief Executive Officer of Legacy Sterling Bank from 1987 to 2013 and as President of Legacy Sterling from 1993 to 2013. Mr. Millman joined Legacy Sterling in 1976 as Senior Vice President and Commercial Loan Officer and was named Executive Vice President in 1981.

Mr. Millman has held leadership positions since joining Legacy Sterling more than 35 years ago. He was responsible for supervising all functions of the bank including operations, lending and credit administration and has knowledge and understanding of all aspects of Sterling’s business. Mr. Millman’s qualifications as a member of the Board are primarily attributed to his background in banking, leadership skills and knowledge of the Company and the communities the Bank serves.

Richard O’Toole has served as Executive Vice President of The Related Companies, a real estate development and management company since 2008. From 2005 until 2008, Mr. O’Toole served as a consultant for The Related Companies. Mr. O’Toole has a JD and LLM degree and served as a partner at Paul Hastings Janofsky & Walker prior to his work at The Related Companies. Mr. O’Toole has over 31 years of legal, merger and acquisitions, real estate and tax experience.

Mr. O’Toole’s qualifications as a member of the Board are primarily attributed to his legal, tax and real estate experience.

Burt Steinberg has served as a hedge fund consultant to XLCR since 2011, and served as director emeritus and consultant to Ascena since 2009. Mr. Steinberg has also served as President of BSRC Consulting since 2001. Mr. Steinberg served as the Executive Director of Dress Barn, Inc., a women’s specialty store retailer and a NASDAQ listed company from 2001 to 2009. Prior to that time, he held the office of Chief Operating Officer and President of Dress Barn. Mr. Steinberg serves as a director of REDC (a local economic development corporation which promotes business activity in Rockland County). As a member of a number of business, educational and charitable organizations throughout the region, he provides insight on local businesses and markets where the Bank does business. Mr. Steinberg holds a Masters of Business Administration.

Mr. Steinberg’s qualifications as a member of the Board are primarily attributed to his business, management and leadership skills, as well as his financial services experience and his extensive knowledge of the communities the Bank serves.

Director Independence

The Board has determined that each of the Company directors, with the exceptions of Messrs. Cappelli, Kopnisky and Millman, is “independent” as defined by the New York Stock Exchange (“NYSE”) listing standards and the rules of the Securities and Exchange Commission (the “SEC”). We believe we comply with all applicable requirements of the SEC and NYSE relating to director independence and the composition of the committees of our Board of Directors.

Audit Committee and Audit Committee Financial Expert

The Board has a separately designated standing Audit Committee as defined in Section 3(a)(58)(A) of the Exchange Act. Effective November 1, 2013, the Audit Committee consisted of Director Steinberg, who serves as chair, and Directors Djonovic, Ferrer and Lazar. The Board of Directors has determined that each member is financially literate and has determined that Director Steinberg qualifies as an “audit committee financial expert” as defined under SEC rules and regulations by virtue of his background and experience. Director Steinberg also qualifies as a financial expert in accordance with the listing standards of the NYSE applicable to Audit Committee members. Each member of the Audit Committee is “independent” as defined by Rule 10A-3 of the Exchange Act and in accordance with the listing standards of the NYSE.

As more fully described in the Audit Committee Charter, the Audit Committee is responsible for overseeing our accounting and financial reporting processes, including the quarterly review and the annual audit of our consolidated financial statements by the independent registered public accounting firm. In addition, the Audit Committee meets with our internal Chief Auditor to review the results of audits of specific areas on a quarterly basis. The Audit Committee met nine times during the fiscal year ended September 30, 2014.

Executive Officers – Fiscal Year 2014

The following provides certain business experience for the past five years with respect to individuals who served as our executive officers during fiscal year 2014. Information concerning the business experience of Mr. Kopnisky, who serves as our Chief Executive Officer and President, is provided above.

Luis Massiani currently serves as Senior Executive Vice President (since October 23, 2014) and Chief Financial Officer of the Company and the Bank. Mr. Massiani was appointed as Executive Vice President and Chief Financial Officer at Legacy Provident and Legacy Provident Bank effective December 15, 2012. Mr. Massiani was most recently Director of the Investment Banking Department of Credit Suisse Securities LLC. Prior to joining Credit Suisse in May 2011, Mr. Massiani served first as Vice President, then later as a Director, of the investment banking department of Citadel Securities LLC, from September 2009. From August 2005 to September 2009, Mr. Massiani worked in the Financial Institutions Group of Citigroup Global Markets Inc., first as an Associate, and later as Vice President.

James R. Peoples currently serves as Senior Executive Vice President of the Company and Bank (since October 23, 2014) and Chief Banking Officer of the Bank (since September 2014). Mr. Peoples was appointed as Executive Vice President and Market President of Regional Banking of Legacy Provident Bank and Executive Vice President of Legacy Provident in November 2011. Mr. Peoples has over 37 years of experience in financial services and credit management. He served as President for KeyBank in the Seattle Cascades District from 1999 through 2008, and Chairman, President and Chief Executive Officer of United Western Bank in Denver, Colorado from 2010 to 2011.

Rodney Whitwell serves as Senior Executive Vice President (since October 23, 2014), Chief Operating Officer and Chief Risk Officer of the Company and the Bank. Mr. Whitwell was appointed as Executive Vice President and named Chief Operating Officer of Legacy Provident Bank and Legacy Provident in November of 2011. Mr. Whitwell was appointed Chief Risk Officer of the Bank effective November 1, 2013. Mr. Whitwell has over 30 years of leadership experience in financial services. He served as Director of Segment Management for Key Corporation in Cleveland, Ohio from 2004 to 2007, Senior Vice President of New Business Initiatives at The First Marblehead Corporation in Boston, Massachusetts from 2007 to 2008 and from 2008 to 2010 he served as Chief Executive Officer at Union Federal Savings Bank, a subsidiary of The First Marblehead Corporation. Mr. Whitwell was Principal at Mercatus LLC, a national financial services consulting and investing firm, from 2010 to 2011.

Howard M. Applebaum was appointed to the position of Executive Vice President and President of Specialty Finance and National Markets effective with the Merger. Mr. Applebaum joined Legacy Sterling Bank in 1992 as Vice President and Corporate Banking Team Leader. Previously, he worked for 12 years as a corporate banking officer and team leader at two New York banking institutions. Mr. Applebaum was promoted to Senior Vice President and head of corporate banking in 1998. In 2001, Mr. Applebaum was promoted to Executive Vice President, Chief Lending Officer and Senior Credit Officer for Legacy Sterling, overseeing commercial, specialty finance and real estate lending activities. Mr. Applebaum currently serves on the Executive Board of the Commercial Finance Association.

David S. Bagatelle was appointed as Executive Vice President and named Market President of the New York Metro Market of Legacy Provident Bank and Executive Vice President of Legacy Provident in October 2011. Mr. Bagatelle has more than 25 years of experience in financial services. Most recently he was Founder, President, Chief Executive Officer and Board member of Herald National Bank in New York from 2007 to 2010. He served as Co-founder, President, Chief Executive Officer, and Board member of Signature Securities Group in New York from 2000 through 2006, and Co-founder and Executive Vice President of Signature Bank from 2000 through 2006.

Michael Bizenov was appointed as Executive Vice President and President of Consumer Banking in November 2013. Prior to this appointment, he was an officer of Legacy Sterling Bank from 1996 to October 2013, ultimately serving as the Executive Vice President and President of the Residential Mortgage Division. Prior to his joining Legacy Sterling, Mr. Bizenov was the co-founder and managing partner of Real Estate Funding Center, Inc.

Vincent DeLucia was appointed as Executive Vice President and Hudson Valley Market President in September 2014. Prior to that, Mr. DeLucia served as Senior Vice President, Northern and Rockland Commercial and Business Market Leader and Hudson Valley Market President for more than five years. Mr. DeLucia began his banking career in 1989 when he joined Legacy Provident Bank.

Dale C. Fredston has served as Executive Vice President and General Counsel of Sterling and the Bank since the Merger, and she previously served as Executive Vice President and General Counsel of Legacy Sterling. She joined Legacy Sterling in April 2003 as Senior Vice President and Chief Legal Officer. Prior to joining Sterling, Ms. Fredston served as counsel to Banc of America Commercial Finance Corporation and predecessor entities, from 1992 to 2001, ultimately serving as Senior Vice President, General Counsel and Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the SEC disclosing beneficial ownership and changes in beneficial ownership of our common stock. SEC rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on the Company’s review of ownership reports required to be filed for the fiscal year ended September 30, 2014, no executive officer, director or 10% beneficial owner of the Company’s shares of common stock failed to file ownership reports on a timely basis, except for the following: (i) an initial Form 4 post-Merger by Mr. Klein reflecting three transactions of acquired stock received immediately upon the effective time of the Merger in exchange for Legacy Sterling shares; (ii) another Form 4 for Mr. Klein reflecting three trust transactions involving the distribution of shares within one trust for disbursement into two other trusts, all of which Mr. Klein has direct or indirect beneficial ownership of; and (iii) a Form 4 for Mr. Kahn reflecting a single transaction of a new customer joining his business, who holds Company shares that were transferred to a discretionary account under Mr. Kahn’s control.

Code of Ethics

Sterling has adopted a Code of Ethics that is designed to uphold the highest standards of ethics, professionalism, fairness, honesty and respect. The Code of Ethics is applicable to Sterling’s directors and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer, chief risk officer and all officers performing similar functions. The Code of Ethics addresses conflicts of interest, the treatment of confidential information and compliance with applicable laws, rules and regulations. The Code of Ethics is available on the Company’s Internet website at www.sterlingbancorp.com under the heading “Governance Documents.” Amendments to and waivers of the Code, as applicable, are disclosed on Sterling’s website.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION & ANALYSIS

The following Compensation Discussion and Analysis (“CD&A”) summarizes the compensation programs and pay decisions for Sterling’s named executive officers (“NEOs”). Legacy Provident completed its Merger with Legacy Sterling and assumed the name and ticker symbol of Sterling Bancorp (NYSE: STL) on October 31, 2013. The below reflects the current compensation programs and changes in effect for fiscal year 2014.

Our Strategic Accomplishments

Sterling made strong progress in fiscal year 2014 in our strategy of expanding our presence in the greater New York metropolitan region and increasing our emphasis on commercial banking. As a result of the Merger and organic growth, we are now a larger, more profitable and more diversified company with over $7.3 billion in assets, $4.8 billion in total loans and $5.3 billion in deposits as of September 30, 2014.

We believe the Merger has created a more efficient organization by combining Legacy Provident’s differentiated team-based distribution channels with Legacy Sterling’s diverse commercial and consumer lending product capabilities, and has accelerated our strategy of building a high performance regional bank that delivers superior service to our small and middle market commercial clients and consumers. We anticipate that the Merger will continue to allow us to accelerate loan growth, increase our ability to gather low cost core deposits and generate substantial cost savings and revenue enhancement opportunities.

Consistent with our strategy, on November 5, 2014, the Company announced that it had entered into a definitive merger agreement with Hudson Valley Holding Corp. Upon completion of the transaction, the combined company is expected to have $10.7 billion in assets, $6.6 billion in total loans and deposits of $8.1 billion. The transaction is expected to close in the second calendar quarter of 2015.

Highlights of Fiscal Year 2014 Sterling Compensation Program and Actions

The Company’s executive compensation program is designed to align total compensation with performance while enabling us to attract, motivate and retain high quality executive management. The Compensation Committee regularly reviews the Company’s compensation programs to ensure they are consistent with safe and sound business practices, regulatory requirements, emerging industry trends and stockholder interests.

Our compensation program continues to focus on performance-based pay that reflects our achievements on an annual basis and our ability to deliver long-term value to our stockholders. We have a balanced approach to total compensation that includes a mix of base/fixed pay and variable/performance-based pay, a proportion of cash and equity and a proportion of short- and long-term incentive compensation. For the fiscal year 2014, our compensation targets and pay mix were the following:

During fiscal year 2014, the Compensation Committee approved the following pay decisions, as described in more detail below:

•	The base salaries of Mr. Kopnisky (President and Chief Executive Officer), Mr. Massiani (Senior Executive Vice President and Chief Financial Officer) and Mr. Peoples (Senior Executive Vice President and Chief Banking Officer) were adjusted to reflect increased responsibilities, performance and market practice for similar roles.

•	Our 2014 annual incentive awards will be based on performance for the period October 1, 2013 through December 31, 2014 and paid in February 2015. Upon these decisions being finalized, we will report them in a Current Report on Form 8-K.

•	Target long-term incentive award opportunities for the NEOs were adjusted to be in-line with market practice for a financial institution of our size. We believe this further aligns the interests of our NEOs with long-term performance and the interests of our stockholders.

•	Equity awards were granted in October 2013 with 75% of the award value comprised of both performance shares that are directly tied to our relative EPS and relative ROA, and stock options that are directly tied to our stock price growth.

•	The maximum award amount for performance vested restricted stock units was reduced from 200% of target to 150% of target.

The Committee continued to maintain the following compensation practices:

•	An executive compensation clawback policy.

•	Stock ownership guidelines for executive officers.

•	No gross-up provisions on excise taxes paid in connection with a change in control in all executive officer employment agreements.

•	Double-trigger provisions for equity vesting required upon a change in control.

•	Limited perquisites.

Effect of 2014 Say on Pay Vote

At the Company’s 2014 annual meeting, stockholders cast an advisory vote regarding the Company’s executive compensation (a “Say on Pay” proposal). Ninety-four percent (94%) of the votes cast on the Say on Pay proposal were voted in favor of the Company’s executive compensation program. Given this significant level of support from the Company’s stockholders, the Compensation Committee and the Board believe that the Company is taking a measured, informed and responsible approach to executive compensation which incorporates all of the Company’s objectives and policies set forth above including, but not limited to, a pay for performance culture that retains executives who perform strongly. The Board and the Compensation Committee considered this substantial affirmation as one of many factors in crafting an executive compensation program that largely mirrors the stockholder approved approach.

Role of the Compensation Committee

The Compensation Committee consists of no fewer than three members of the Board, each of whom is independent. The Compensation Committee meets on a regular basis throughout the fiscal year, and held seven meetings during fiscal year 2014. The Chair of the Compensation Committee reports on material committee actions at Board meetings.

The Compensation Committee reviews all elements of compensation for the Company’s President and Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and the three other most highly compensated executive officers (collectively, the “Named Executive Officers” or “NEOs”). Elements of compensation are reviewed individually and in the aggregate, including a review of base salary, annual cash incentives, total cash compensation, long-term incentives and/or equity awards, total direct compensation, benefits and perquisites. In addition, the Compensation Committee reviews the interplay between pay and performance and considers all elements in the aggregate as part of an executive’s total compensation package. The Compensation Committee reviews its philosophy and executive compensation practices annually.

The Compensation Committee’s major duties and responsibilities are the following:

•	Review overall compensation, benefit and perquisites programs.

•	Evaluate CEO and other executive officer performance.

•	Review all aspects of the CEO’s pay program including approval of base salary, annual incentives, equity and benefits.

•	Review all aspects of the pay programs of the executive officers who report to the CEO.

•	Assess the risk in connection with the compensation program to ensure executives are not encouraged or rewarded for taking excessive risk.

•	Award annual cash incentive payments to the CEO and other executive officers in accordance with the terms of the Company’s Executive Officer Incentive Plan.

•	Review, evaluate and, if applicable, approve incentive, equity and executive benefit plans.

•	Oversee the Company’s compliance with all regulations related to executive compensation.

•	Review and approve all severance and termination arrangements for executive officers.

•	Review and approve the CD&A.

Role of Management

Although the Compensation Committee makes independent determinations on all matters related to compensation of the NEOs, certain members of management are requested to attend meetings and/or provide input to the Compensation Committee. Input may be sought from the CEO, Chief Human Capital Officer (“CHCO”), CFO, Chief Risk Officer or others to ensure the Compensation Committee has the information and perspective it requires to carry out its duties.

In particular, the Compensation Committee will seek input from the CEO on matters relating to strategic objectives, Company performance goals and an annual business plan. In addition, the CEO provides to the Compensation Committee a self-assessment of his annual performance, as well as summaries of executive officer performance and recommendations relating to executive officer compensation, for its review at the end of each fiscal year.

The CHCO assists the Compensation Committee on the design, administration and operation of the Company’s compensation programs. The CHCO may be requested, on the Compensation Committee’s behalf, to work with the Compensation Committee’s independent consultant to develop proposals for the Compensation Committee’s consideration. The Compensation Committee also receives regular updates from the Company’s Chief Risk Officer and CFO throughout the year as appropriate.

Although executives provide insight, suggestions and recommendations regarding executive compensation, only Compensation Committee members vote on decisions regarding executive compensation. The Compensation Committee regularly meets in executive session without management.

Role of the Compensation Consultant

The Compensation Committee has the authority to retain a compensation consultant to advise on executive compensation matters. The Compensation Committee also has access to outside legal counsel and other experts as needed. The compensation consultant and other experts serve at the request of the Compensation Committee, which has the power and authority to retain such experts and approve fees and retention terms.

The Compensation Committee retained Meridian Compensation Partners, LLC (“Meridian”) in 2014 to serve as compensation consultant and to perform the following tasks, among others: assist with fiscal year end decisions, to conduct a review of the competitiveness and effectiveness of the Company’s executive compensation program relative to market practice and to serve as independent advisor to the Compensation Committee. Meridian reported directly to the Compensation Committee and did not perform any other services for the Company. In the event that the Company desires to seek Meridian’s expertise for assistance with other issues not directly related to executive compensation, the Compensation Committee must first approve such activities.

In retaining Meridian, the Compensation Committee determined that, based on the information presented to it, Meridian was independent and that its engagement did not present any conflicts of interest. In making this determination, the Compensation Committee noted that (a) Meridian provided no other services to the Company other than compensation consulting; (b) no personal or business relationships exist between Meridian and members of the Board or executive officers; (c) Meridian and its consultants do not directly own any shares of the Company’s stock; and (d) Meridian maintains a written policy designed to avoid conflicts of interest that may arise. Meridian also determined that it was independent from the executive officers and confirmed this in a written statement delivered to the Chair of the Compensation Committee. Based on the above, the Compensation Committee reviewed and concluded that Meridian’s services comply with the standards adopted by the SEC and NYSE regarding compensation advisor independence and conflicts of interest. The Compensation Committee will continue to monitor compliance with these requirements on an ongoing basis.

Executive Compensation Philosophy

Our executive compensation program is intended to align the interests of our executive officers with stockholders by rewarding performance against established corporate financial goals, strong executive leadership and superior individual performance. By providing annual cash incentives, long-term equity compensation and competitive benefits, our goal is to attract, motivate and retain a qualified and talented team of executives who will help maximize Sterling’s long-term financial performance, growth and profitability.

The Company’s compensation program is designed to provide a significant portion of total compensation based on performance relative to short-term and long-term financial goals and to encourage executives to maintain significant stock ownership in the Company. The Compensation Committee regularly reviews the components of each NEO’s compensation package and generally targets 50% of the total compensation opportunity to be based on a combination of short-term and long-term performance. We accomplish these objectives through an integrated total compensation program.

The Compensation Committee regularly assesses the components of the executive compensation program with advice from its independent compensation consultant. Periodically, the independent consultant will conduct a benchmarking study utilizing a peer group of banks of similar asset size and geographic region as well as a number of industry data sources. The purpose of this assessment is to provide market perspective on the Company’s peers to the Compensation Committee as it sets base salaries and incentive opportunities for the next year. The Compensation Committee believes that ongoing monitoring of the Company’s programs and pay decisions, as well as that of its peers, enables it to assess the effectiveness of its pay decisions and ensure the executive compensation program meets its desired objectives. In the fall of 2013, the Compensation Committee requested an updated benchmarking analysis from Meridian for a competitive review of executive compensation for the combined entity post-Merger. The benchmarking analysis found that the overall target total compensation was at or below market for most NEOs, considering the Company’s increased size and new peer group post-Merger. Accordingly, certain adjustments in compensation aspects were made for fiscal year 2014, as discussed in more detail later in this CD&A.

The 2013 peer group was developed by Meridian using objective parameters that reflect banks of similar asset size and located in a similar geographic region. This peer analysis was used for fiscal year 2014 compensation. The peer group included the following financial institutions:

Berkshire Hills Bancorp, Inc.	Northwest Bancshares, Inc.
Brookline Bancorp, Inc.	Provident Financial Services, Inc.
Community Bank System, Inc.	S&T Bancorp, Inc.
F.N.B. Corporation	Sandy Spring Bancorp, Inc.
First Commonwealth Financial Corp.	Signature Bank1
Flushing Financial Corporation	Susquehanna Bancshares, Inc.
Fulton Financial Corporation	Tompkins Financial Corporation
Independent Bank Corp.	TrustCo Bank Corp NY
National Penn Bancshares, Inc.	Valley National Bancorp
NBT Bancorp Inc.	WSFS Financial Corporation

Our total compensation program includes the following components:

Component	Objective/Purpose
Base Salary

•       Provide competitive base compensation to recognize executives’ roles, responsibilities, contributions, experience and performance. Our salaries generally are targeted to be within the range of market.

•       Represents fixed compensation that is the basis for other compensation elements such as incentive pay.

•       Actual salaries and increases reflect an executive’s performance, experience and pay level relative to internal and external salary relationships.

Annual Cash Incentive Awards

•       Motivate and reward achievement of specific annual performance goals. We provide competitive compensation when performance goals are achieved; above or below median pay when performance is above or below performance.

•       Align executives with the Company’s strategic plan and critical performance goals.

•       Provide meaningful pay-at-risk that is earned each year based on performance. Actual awards vary based on performance.

•       Encourage teamwork and collaboration across the Company.

Equity Compensation/ Long-term Incentives

•       Target long-term incentive opportunities that are competitive with industry practice and norms. Such opportunities reward executives for long-term growth, profitability and creating stockholder value.

•       Align executive and stockholder interests through stock awards which are tied to stock price appreciation.

•       Ensure sound risk management by providing a balanced view of performance and long-term stockholder value.

•       Grant restricted stock to help ensure executives have an ownership/equity interest.

•       Grant performance shares and stock options to incentivize executives over multi-year periods.

Benefits and Perquisites	• Designed to be competitive with industry practice and enable the Company to attract, motivate and retain qualified talent. • Provide insurance and retirement security benefits.

Employment Agreements and Severance/Change in Control Benefits	• Competitive with industry practice. • Protect the executive and the Company in the event of termination. • Retain executives in the event of a change in control.

Fiscal Year 2014 Compensation Elements

Consistent with past years, the Company’s total compensation program for fiscal year 2014 consisted of four main components: base salary, annual cash incentive compensation, equity compensation/long-term incentives and benefits.

Base Salary

Annually, the Compensation Committee reviews each NEO’s base salary and considers several factors, including performance, operational effectiveness, experience and market conditions, in determining if base salaries are appropriate. Base salaries are targeted to be competitive with the practices of financial institutions similar in size and geographic region to Sterling; however, individual base salaries are also intended to reflect the executive’s experience, performance and contribution to the Company.

2014 Decisions. In November 2013, based on a review of market data and performance assessments, and in consideration of the increased responsibilities resulting from the larger size and diversification of the Company, the Compensation Committee determined that an increase in the base salary for each of Messrs. Kopnisky, Massiani and Peoples was appropriate:

Name / Position	2013 Base Salary	2014 Base Salary

Jack Kopnisky, President and CEO	$600,000	$650,000

Luis Massiani, Senior Executive Vice President and CFO	350,000	400,000

James Peoples, Senior Executive Vice President and Chief Banking Officer	350,000	400,000

Messrs. Applebaum and Bizenov joined the Company effective October 31, 2013 from Legacy Sterling upon the effectiveness of the Merger. As such, they are named executive officers in 2014 for the first time with the Company. Their 2014 base salaries were established as a part of the Merger transaction to reflect their roles in the Company post-Merger consistent with the Compensation Committee’s review of market data and performance assessments of similarly-situated executives at peer companies.

Annual Cash Incentive Compensation

An important element of our performance-based pay program is our Executive Officer Short-Term Incentive Plan (the “STI Plan”), which includes the participation of officers with the title of Senior Vice President and above. For 2014, the STI Plan was extended to measure performance from October 1, 2013 to December 31, 2014. Performance measures are established by the Compensation Committee on an annual basis and are tied specifically to the Company’s financial performance. The STI Plan is cash-based and a target incentive opportunity (defined as a percentage of base salary) as established by the Compensation Committee for each position based on role, responsibilities and market practice. Potential awards range from 50% of target for threshold performance to a cap of 150% of target for stretch performance. The 2014 annual incentive targets and ranges were the following:

	Annual Cash Incentive as a % of Base Salary
NEO	Threshold (50%)	Target (100%)	Maximum (150%)
CEO	27.5%	55%	82.5%
Other NEOs	20%	40%	60%

In determining the NEOs’ awards, the Compensation Committee considers a combination of corporate (earnings per share and return on average assets), business unit and individual performance factors. These factors include a review of the Company’s overall performance relative to its strategic plan, the individual achievement of each NEO relative to annual goals, and the NEO’s overall contribution to the Company. The weights of these factors are summarized in the following table:

	Annual Cash Incentive Weighting of Performance Goals
NEO	Corporate	Business Unit	Individual
CEO	70%	0%	30%
Other NEOs	70%	15%	15%

Each executive, except for our CEO, has business unit goals specific to his or her role. For example, market presidents may have specific loan and deposit goals; staff manager performance is measured through efficiency and productivity metrics. Individual goals focus on the contribution of the NEO to the successful execution of the Company’s 2014 strategic plan.

Performance will be assessed after the end of the performance period for the 15-month period against the specific goals established at the start of the period. Cash incentive payments based on the Company’s financial performance are made only if one or more financial metrics meets or exceeds the thresholds established by the Compensation Committee. Assuming threshold performance is achieved on at least one financial metric, cash incentive payments would reflect a minimum of 13.75% of base salary for the CEO and 10% of base salary for the other NEOs. Cash incentive payments could reach a maximum of 82.5% of base salary for the CEO and 60% of base salary for the other NEOs in the event that actual performance achieved or exceeded maximum performance goals for all performance metrics.

2014 Decisions. Payouts under the Annual Incentive Plan will be determined based on the above performance goals following the completion of the performance period October 1, 2013 through December 31, 2014 (which was extended from the prior end date of September 30, 2014) and will be paid in February 2015. The Company will file a Current Report on Form 8-K once payouts are determined.

Equity Compensation/Long-Term Incentives

Another key element of executive compensation is the Company’s long-term incentive plan which provides equity-based compensation that supports our goals to provide performance-based compensation that is aligned with our stockholders’ interests and serves as a long-term retention tool for high performing executives. Shares granted as part of the long-term incentive plan are issued from the 2014 Stock Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s stockholders on February 20, 2014 and replaced the Company’s 2012 Stock Incentive Plan.

2014 Long-Term Incentive Plan. The 2014 Plan was effective October 1, 2013 and consists of stock options, time vested restricted stock and performance shares.

For fiscal year 2014, the Compensation Committee set the long-term incentive targets as indicated in the table below. These targets were based on an assessment of market practice for banks similar in size and geographic region.

2014 Long-Term Equity Award Opportunity as a % of Base Salary

NEO	Threshold (50%)	Target (100%)	Maximum (150%)
CEO	35%	70%	105%
Other NEOs(1)	20%	40%	60%

(1)	Messrs. Applebaum and Bizenov did not participate in the 2014 Long-Term Incentive Plan as they joined the Company upon the effectiveness of the Merger on October 31, 2013, which was subsequent to the effective date of the 2014 Long-Term Incentive awards’ grant date. Rather, Messrs. Applebaum and Bizenov received restricted stock awards pursuant to the terms of their employment agreements, as outlined below under “Employment-Related Agreements and Potential Payments Upon Termination or Change in Control – Howard Applebaum and Michael Bizenov.”

Generally for our NEOs (with the exceptions of Messrs. Applebaum and Bizenov as noted above), the fiscal year 2014 long-term equity incentive plan award had the following components:

•	50% of the award consisted of performance-based restricted stock units (“performance shares”);

•	25% of the award consisted of time vested restricted stock; and

•	25% of the award consisted of time vested stock options.

Time vested restricted stock and stock option awards are allocated on a holistic basis reflecting an assessment of corporate, business unit and individual performance and vest ratably over a three-year period. Dividends with a record date after the award effective date are paid to recipients of restricted stock awards in the same manner as for other Company stockholders. The restricted stock awards also have an additional one-year hold period upon vesting.

Performance shares vest based on future performance relative to specific corporate metrics approved by the Compensation Committee at the time of the grant. Such grants are earned and cliff vest after three years and are subject to a one-year holding requirement. In order to be eligible to receive an award, EPS (as defined below) must be at a minimum of $1.00 per share and ROA (as defined below) must be a minimum of 90 basis points at the end of the performance period. Once these hurdles are achieved, 2014 awards will vest after three years based on the following performance metrics:

•	Return on Assets (“ROA”) relative to the KBW Regional Bank Index over a three-year period; and

•	Compound annual earnings per share (“EPS”) growth relative to the KBW Regional Bank Index over a three-year period.

Each performance metric receives a 50% weighting. In order to receive the awards at the targeted amounts, performance must be at least at the median of the KBW Region Bank Index. Performance is interpolated within a range from 50% of the grant award for achieving 35th percentile performance relative to the index and a maximum award of 150% of target for achieving 75th percentile or greater relative to the index. We believe this award structure requires strong performance for any awards to be made.

The table below shows the matrix that the Compensation Committee will review upon the completion of the performance period October 1, 2013 through September 30, 2016 to determine vesting for the 2014 performance shares (assuming the EPS and ROA thresholds are achieved).

Measure	Weight	Payout Range
		Threshold < 35th percentile	Threshold 35th percentile	Target 50th percentile	Stretch 75th percentile and above
Relative 3-year ROA (i.e., percentile rank)	50%	0%	25%	50%	75%
Relative 3-year EPS Growth (i.e., percentile rank)	50%	0%	25%	50%	75%

Total	100%	0%	50%	100%	150%

The Compensation Committee determines the amount of the equity award based on a review of the Company’s financial performance, a subjective assessment of individual performance during the prior fiscal year and competitive practices. Time-vested restricted stock and stock options can be allocated between 50% and 150% of target. Performance shares are typically granted at target.

The 2014 equity grants are summarized below. For more information on the assumptions used in determining the fair value of these awards refer to the “Grants of Plan-Based Awards Fiscal Year 2014” table included herein on page 23.

	Value of Fiscal Year 2014 Equity Compensation Awards
	Stock Options		Restricted Stock	Performance Shares	Total	Total Number of Shares
Jack Kopnisky	$330,543	(1)	$135,002	$135,002	$600,547	153,203
Luis Massiani	52,711		52,495	52,495	157,700	30,411
James R. Peoples	39,534		39,374	52,494	131,402	23,964
Howard Applebaum(2)	—		600,005	—	600,005	51,195
Michael Bizenov(2)	—		375,005	—	375,005	31,997

(1)	Amount includes an award of 75,000 options awarded to Mr. Kopnisky on November 1, 2013 in recognition of his leadership of the Company and successful efforts for Company growth, including the Merger.
(2)	Messrs. Applebaum and Bizenov did not receive options and performance shares in fiscal year 2014 as they joined the Company upon the effectiveness of the Merger on October 31, 2013, which was subsequent to the effective date of the 2014 Long-Term Incentive awards’ grant date. Rather, Messrs. Applebaum and Bizenov received restricted stock awards pursuant to the terms of their employment agreements, as outlined below under “Employment-Related Agreements and Potential Payments Upon Termination or Change in Control – Howard Applebaum and Michael Bizenov.” Such restricted stock awards were granted pursuant to the Company’s 2013 Employment Inducement Award Plan and pursuant to the inducement award exemption under Section 303A.08 of the NYSE Listed Company Manual, which exempts employment inducement grants from the general requirement of the NYSE Listing Rules that equity-based compensation plans and arrangements be approved by stockholders. Details of this grant, including vesting terms, are set forth in the table “Grants of Plan-Based Awards in Fiscal Year 2014.” The value of these awards was established as a part of the Merger transaction to reflect their roles in the Company post-Merger.

Benefits

The Company sponsors a variety of benefit plans for all employees. These benefits include a 401(k) Plan (“401(k) Plan,” which refers collectively to the Provident 401(k) and Profit Sharing Plan and the Sterling Bancorp/Sterling National Bank 401(k) Plan, that merged effective January 1, 2015), the Sterling Bancorp/Sterling National Bank Employees’ Retirement Plan (into which the Provident Bank Defined Benefit Pension Plan (the “Provident Pension Plan”) merged effective May 31, 2014) (the “Defined Benefit Plan”), life insurance, and health and other welfare benefits. Prior to the Merger, the Company also sponsored the Provident Bank Employee Stock Ownership Plan (“ESOP”), which was terminated one day prior to the effective time of the Merger. The Company’s determination letter application for the terminated ESOP is pending with the Internal Revenue Service.

The Company also provides certain executive benefits and perquisites that are designed to provide benefits to executives to address tax code limitations. The Company’s policy on benefits has been to provide benefits consistent with market practice.

Benefits and perquisites provided for executives include:

•	Supplemental Retirement Benefits – The Company provides the CEO with supplemental retirement benefits to make up for benefits that would otherwise be payable under our tax-qualified plans if specified tax code limitations did not apply.

•	Insurance – The Company provides the CEO with supplemental long-term disability insurance, long-term care insurance, and life insurance. Mr. Applebaum benefits from a split dollar life insurance policy from Legacy Sterling.

•	Perquisites – Certain executives are eligible for modest perquisites such as country club dues. The Company does not otherwise provide significant perquisites or personal benefits to its executives.

Other Matters

Impact of Accounting and Tax on the Form of Compensation

The Compensation Committee takes into account the various tax and accounting implications of compensation and benefit vehicles utilized by the Company.

•	The Company expenses all restricted stock awards and stock option grants in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 – Compensation – Stock Compensation.

•	Generally, Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), limits the tax deduction for compensation paid to the chief executive officer and each of the company’s other NEOs other than its chief financial officer, to $1,000,000. This deduction limitation does not apply to compensation that constitutes “qualified performance-based compensation” within the meaning of Section 162(m) of the Code and the regulations promulgated thereunder, including certain performance-based compensation that has been approved by the stockholders. Our stockholders have approved the Plans, which are designed to allow the deduction as an expense on behalf of the Company for income realized by the participant on the exercise of the stock options. Generally, the Compensation Committee strives to maximize the Company’s federal income tax deductions for compensation expense. Nonetheless, the Committee believes that there are circumstances in which the provision of compensation that is not fully deductible may be more consistent with its compensation philosophy and objectives and may be in the best interests of the Company and its stockholders. The Committee’s ability to retain flexibility in this regard may, in certain circumstances, outweigh the advantages of qualifying certain compensation as deductible under Section 162(m).

Adjustment or Recovery of Awards

Under Section 304 of the Sarbanes-Oxley Act of 2002, if the Company is required to restate its financial statements due to material non-compliance with any financial reporting requirements based upon a judicial determination of misconduct, the CEO and the CFO must reimburse the Company for:

•	Any bonus or other incentive-based or equity-based compensation received by each of them during the 12 months following the first public issuance of the non-complying document; and

•	Any profits realized from the sale of Company securities during the 12-month period.

With respect to the STI Plan and certain equity awards, in the event that the Company is required to prepare an accounting restatement due to error, omission or fraud (as determined by the members of the Board who are considered “independent” for purposes of the listing standards of the NYSE), each executive officer shall reimburse the Company for part or the entire incentive award made to such executive officer on the basis of having met or exceeded specific targets for performance periods. For purposes of this policy, (i) the term “incentive awards” means awards under the Company’s STI Plan and certain equity awards, the amount of which is determined in whole or in part upon specific performance targets relating to the financial results of the Company; and (ii) the term “executive officer” means employees who are eligible to participate in the Company’s STI Plan and certain equity awards. The Company may seek to reclaim incentive awards within a three-year period of the incentive payout.

Consideration of Prior Amounts Realized

In furtherance of the Company’s strategy of emphasizing rewards for future superior performance, prior compensation outcomes, including stock compensation gains, are generally not considered in setting future compensation levels.

Stock Ownership Guidelines

The Compensation Committee has concluded that NEOs and Board members should own a significant amount of the Company’s stock. Any person nominated, appointed or elected to the Board, in order to qualify as such, must own and thereafter continue to hold at least 500 shares of the Company’s common stock from the time of first appointment or election to the Board. Within five years of joining the Board or being named to an executive position, Board members and NEOs are required to achieve ownership of a defined market value of Company stock. Specific guidelines are:

•	Lesser of six (6) times annual base salary or 300,000 shares for the CEO.

•	Lesser of two (2) times annual base salary or 40,000 shares for other NEOs.

•	Directors are expected to achieve ownership of the lesser of five times Board retainer or 20,000 shares.

The period to achieve compliance is five years from the later of (1) the day of first appointment to the Board or executive officer position or (2) the day of adoption of these guidelines, which was December 20, 2011, unless approved by the Compensation Committee. The Compensation Committee monitors ownership levels and compliance on an annual basis. Below is a summary of shares that qualify for the ownership requirements described above (unexercised stock options are excluded):

•	Beneficially owned shares that the individual owns or has voting power including the power to vote (including restricted shares) or to direct the voting and/or investment power, including the power to dispose or to direct the disposition of shares.

•	Shares owned by an individual in the Company’s benefit plans (e.g., ESOP, 401(k)).

•	Shares held by an investor in the Company for which a Board member serves as a designee.

NEOs and Board members are expected to hold 75% of any net shares received through compensatory equity-based grants until such NEO or Board member achieves the ownership guidelines. Once a NEO or Board member achieves the ownership requirement, he/she is no longer restricted by the holding requirement; provided his/her total stock ownership level does not fall below the ownership guidelines.

Employment Agreements

The Company has entered into employment agreements with all NEOs. Due to the Merger, the Company entered into new employment agreements in 2013 with each of Messrs. Massiani, Peoples, Applebaum and Bizenov; similarly, the Company amended Mr. Kopnisky’s employment agreement in 2013 for the same reason. Such employment agreements have been modified to eliminate evergreen employment term renewals and Code Sections 280G and 4999 golden parachute tax gross-up provisions. In addition, we no longer provide for the acceleration of vesting of stock options or restricted shares as a single trigger provision for potential payments upon a change in control.

For a discussion of employment agreement terms, see “Employment-Related Agreements and Potential Payments upon Termination or Change in Control.”

Compensation Committee Report

The Compensation Committee evaluates and establishes compensation for executive officers, including the NEOs. Although management has the primary responsibility for the Company’s financial statements and reporting process, including the disclosure of the CD&A, the Committee has reviewed and discussed the CD&A with management and is satisfied it represents the philosophy, intent and actions of the Committee with regard to executive compensation. Based on this review and discussion with management, we recommend to the Board that the CD&A be included in this report for filing with the SEC.

William Helmer, Committee Chair

Robert Abrams

Robert Lazar

Burt Steinberg

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is or has been during the last completed fiscal year one of our officers or employees or an officer or employee of any of our subsidiaries. During fiscal year 2014, none of our executive officers served on the compensation committee (or equivalent), or the board of directors of another entity whose executive officer(s) served on the Compensation Committee or Board of Directors of the Company.

Compensation Practices and Risk

The Compensation Committee considers annually, in establishing and reviewing the executive compensation program, whether the program encourages unnecessary or excessive risk taking. The goal of the Compensation Committee is to establish a compensation program designed to encourage prudent risk management and discourage inappropriate risk-taking by granting a diverse portfolio of compensation to the NEOs and other executive officers that is expected to reward the creation of stockholder value over time. To help achieve this goal, the Compensation Committee considers the risk profile of the primary compensation elements. The Compensation Committee believes that because the base salaries of the NEOs and other executive officers are fixed in amount they do not encourage inappropriate risk-taking. In addition, a significant proportion of compensation provided to the NEOs and other executive officers is in the form of equity awards that have performance and retention features that extend over a period of years. The Compensation Committee believes that these awards do not encourage unnecessary or excessive risk-taking because the ultimate value of the awards is tied to our stock price and other stockholder friendly measures (i.e., return on assets) and are subject to long-term vesting schedules to help ensure that the NEOs and other executive officers have significant value tied to long-term stock price performance. In particular, all equity compensation is either based on performance over a three-year period or does not time vest for at least a three-year period, which encourages the NEOs and other executive officers to focus on long-term performance in addition to annual results, further reducing risk-taking that is likely to produce only short-term benefits and allowing sufficient time for risk outcomes to emerge.

In addition, awards under the STI Plan and the Plans are subject to clawback based on certain factors. See “Adjustment or Recovery of Awards” above. Such factors include the outcomes of our risk scorecard. The risk scorecard provides a formal structure to enable the Compensation Committee to systematically assess whether or not to adjust incentive compensation of our NEOs and executive officers in light of negative risk outcomes. Finally, and consistent with our compensation philosophy of rewarding the NEOs and other executive officers based on our long-term success, our Code of Ethics and Insider Trading Policy prohibit all employees, including the NEOs and other executive officers, from speculative trading in our stock.

Executive Compensation

The following table sets forth information regarding total compensation paid to our NEOs for the fiscal year ended September 30, 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)		Option Awards ($) (f)(1)	Non-Equity Incentive Plan Compensation ($) (g)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)		All Other Compensation ($) (i)(3)	Total ($) (j)
Jack Kopnisky, President & CEO	2014	$646,154	—	$270,004	(4)	$330,543	—	—		$67,474	$1,314,175
	2013	596,154	—	414,000		147,693	280,192	—		62,678	1,500,717
	2012	550,000	—	—		—	412,500	—		41,968	1,004,468
Luis Massiani, SEVP & Chief Financial Officer (5)	2014	396,154	—	104,989	(4)	52,711	—	—		11,310	565,164
	2013	282,692	—	111,360		70,500	125,000	—		10,582	600,134
James Peoples, SEVP & Chief Banking Officer	2014	396,154	—	91,868	(4)	39,534	—	—		9,843	537,399
	2013	348,077	—	108,000		52,143	125,000	—		3,855	637,075
	2012	268,750	25,000	52,275		51,313	112,875	—		3,233	513,446
Howard Applebaum, EVP & President of Specialty Finance & National Markets(6)	2014	364,022	—	600,005	(7)	—	—	74,337	(8)	55,035	1,093,399
Michael Bizenov, EVP & President of Consumer Banking(9)	2014	364,580	—	375,005	(7)	—	—	38,475	(8)	27,849	805,909

(1)	Represents the aggregate grant date fair value of stock option awards calculated in accordance with FASB ASC Topic 718. For more information on the assumptions used in determining the fair value of these awards, see note 11(e) to the audited financial statements in the Original Form 10-K. Additionally, the grant date fair value amounts of each individual 2014 option award is found below in the table “Grants of Plan-Based Awards in Fiscal Year 2014.”
(2)	Represents non-equity incentive plan compensation earned for fiscal year ended September 30, 2014. However, for 2014, annual incentive awards will be based on performance for the period October 1, 2013 through December 31, 2014 and will be paid in February 2015. Upon these decisions being finalized, we will report them in a Current Report on Form 8-K. Potential threshold, target and maximum payouts for these awards are found below in the table “Grants of Plan-Based Awards in Fiscal Year 2014.”
(3)	Details of the amounts reported in the “All Other Compensation” column for 2014 are provided in the table below:

ALL OTHER COMPENSATION

FISCAL YEAR 2014

Name (a)	401(k) Plan ($) (b)	Employee Stock Ownership Plan ($) (c)	Contribution on Employee Life and LTD Insurance Benefits ($) (d)	Value of Life Insurance Coverage Provided by Company (e)	Dividends on Unvested Restricted Stock($) (f)	Perquisites ($) (g)	Total ($) (h)
Jack Kopnisky	$7,800	$6,840	$23,844	—	$10,068	$18,922	$67,474
Luis Massiani	7,800	—	140	—	3,370	—	11,310
James Peoples	—	6,840	140	—	2,863	—	9,843
Howard Applebaum	7,800	—	34,593	1,891	10,751	—	55,035
Michael Bizenov	6,240	—	140	—	6,719	14,750	27,849

(b)	Represents the Company’s contributions to the NEOs’ 401(k) plan.
(c)	Represents the fair value of shares allocated under the terminated ESOP for calendar year 2013.

(4)	Amounts shown represent the aggregate grant date fair value of both restricted stock and performance share awards calculated in accordance with FASB ASC Topic 718. The fair value of performance shares, which is a portion of this amount, is calculated based upon the probable performance under the awards’ goals, which was target performance achievement. For more information on the assumptions used in determining the fair value of these awards, see note 11(e) to the audited financial statements in the Original Form 10-K. Additionally, the closing price per share in fiscal year 2014 used to calculate the value of restricted stock awards, as well as the grant date fair value amounts of each individual 2014 stock award is found below in the table “Grants of Plan-Based Awards in Fiscal Year 2014.” However, assuming the maximum payout of the performance shares is achieved, the value of each NEO’s award as of the grant date is as follows:

Name	Value at Target Payout (reflected in table)	Value at Maximum Payout
Jack Kopnisky	$135,002	$270,004
Luis Massiani	52,495	104,990
James Peoples	52,495	104,990

(5)	Mr. Massiani commenced employment on December 5, 2012. Mr. Massiani’s annual base salary for fiscal year 2013 was $350,000.
(6)	Mr. Applebaum joined the Company effective October 31, 2013 upon the effectiveness of the Merger. As such, he became a designated NEO for the first time in the 2014 fiscal year and his compensation disclosure commences on October 31, 2013.
(7)	Such restricted stock awards were granted pursuant to the Company’s 2013 Employment Inducement Award Plan and pursuant to the inducement award exemption under Section 303A.08 of the NYSE Listed Company Manual, which exempts employment inducement grants from the general requirement of the NYSE Listing Rules that equity-based compensation plans and arrangements be approved by stockholders. Details of this grant, including vesting terms, are set forth in the table “Grants of Plan-Based Awards in Fiscal Year 2014.”
(8)	Amounts are attributable to change in actuarial present value of accumulated benefit under the Defined Benefit Plan.
(9)	Mr. Bizenov joined the Company effective October 31, 2013 upon the effectiveness of the Merger. As such, he became a designated NEO for the first time in the 2014 fiscal year and his compensation disclosure commences on October 31, 2013.

Grants of Plan-Based Awards in 2014

The following table sets forth information regarding all award grants made to the NEOs for the fiscal year ended September 30, 2014.

GRANTS OF PLAN-BASED AWARDS

FISCAL YEAR 2014

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Options Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)(3)		(j)(4)	(k)	(l)(5)
Jack Kopnisky	—	$162,500	$325,000	$487,500	—	—	—	—		—	—	—
	10/24/2013	—	—	—	—	—	—	11,884	(6)	—	—	$135,002
	10/24/2013	—	—	—	—	—	—	—		54,435	$11.36	135,543
	10/24/2013	—	—	—	5,942	11,884	17,826	—		—	—	135,002
	11/1/2013	—	—	—	—	—	—	—		75,000	11.77	195,000
Luis Massiani	—	80,000	160,000	240,000	—	—	—	—		—	—	—
	10/24/2013	—	—	—	—	—	—	—		21,169	11.36	52,711
	10/24/2013	—	—	—	—	—	—	4,621	(6)	—	—	52,495
	10/24/2013	—	—	—	2,310	4,621	6,931	—		—	—	52,495
James Peoples	—	80,000	160,000	240,000	—	—	—	—		—	—	—
	10/24/2013	—	—	—	—	—	—	—		15,877	11.36	39,534
	10/24/2013	—	—	—	—	—	—	3,466	(6)	—	—	39,374
	10/24/2013	—	—	—	2,310	4,621	6,931	—		—	—	52,495
Howard Applebaum	—	80,000	160,000	240,000	—	—	—	—		—	—	—
	10/31/2013	—	—	—	—	—	—	51,195	(7)	—	—	600,005
Michael Bizenov	—	80,000	160,000	240,000	—	—	—	—		—	—	—
	10/31/2013	—	—	—	—	—	—	31,997	(7)	—	—	375,005

(1)	Represents potential annual cash incentive amounts payable pursuant to the STI Plan.
(2)	Represents the number of performance shares that may vest if performance goals are achieved over a three-year period.
(3)	Represents the number of restricted stock awards granted.
(4)	Represents the number of stock option awards granted.
(5)	Fair value of awards is computed as follows:

•	Option Awards: The Black Scholes grant date fair value of each stock option award computed in accordance with FASB ASC Topic 718. See note 11(e) to the audited financial statements in the Original Form 10-K for details on fair value assumptions.

•	Restricted Stock Awards: Fair value is based on the Company’s closing stock price on the date of the grant.
(6)	These restricted stock awards vest annually in three equal installments beginning on October 24, 2014. The closing price of the Company’s common stock on the date of grant was $11.36.
(7)	These restricted stock awards vest annually in three equal installments beginning on October 31, 2014. The closing price of the Company’s common stock on the date of grant was $11.72. Such restricted stock awards were granted pursuant to the Company’s 2013 Employment Inducement Award Plan and pursuant to the inducement award exemption under Section 303A.08 of the NYSE Listed Company Manual, which exempts employment inducement grants from the general requirement of the NYSE Listing Rules that equity-based compensation plans and arrangements be approved by stockholders.

Executive Officer Incentive Plan

Please see CD&A section titled “Annual Cash Incentive Compensation” for a description of the performance conditions and other material terms of the STI Plan.

2004 Stock Incentive Plan and 2014 Stock Incentive Plan

The Company’s stockholders approved the 2014 Stock Incentive Plan (the “2014 Plan”) on February 20, 2014. The 2014 Plan replaced the 2012 Stock Incentive Plan, and had a total of 3,400,000 shares of common stock authorized for issuance upon adoption. At September 30, 2014, there were 3,350,761 shares available for future grant. The Company’s 2004 Stock Incentive Plan (the “2004 Plan”) was a stockholder-approved plan that permitted the grant of equity awards to its employees for up to 2,796,220 shares of common stock. The Company will no longer make awards under the 2004 Plan. Under both plans, options have up to a ten-year term and may be either non-qualified stock options or incentive stock options. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date. Employees who retire under circumstances in accordance with the terms of either the 2004 Plan or the 2014 Plan may be entitled to accelerate the vesting of individual awards. For a further description of the equity awards issued to our NEOs, please see CD&A section titled “2014 Long-Term Incentive Plan.”

Stock Awards and Stock Option Grants Outstanding

The following tables set forth information concerning unexercised options and stock awards that have not vested for each NEO outstanding at September 30, 2014, whether granted in 2014 or earlier.

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2014

			OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexer- cised Options Exercisable (#) (b)		Number of Securities Underlying Unexercised Options Unexercisable (#) (c)		Equity Incentive Plan Awards: # of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)(1)	Number of Shares or Units of Stock that have not Vested (#) (g)(2)		Market Value of Shares or Units of Stock that have not Vested ($) (h)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($) (j)(5)
Jack Kopnisky	80,643		26,883	(6)	—	$8.46	7/6/2021	7,389	(7)	$94,505	11,820	$151,178
	18,033		36,067	(8)	—	9.00	11/20/2022	13,667	(9)	174,801	25,500	326,145
	—		54,435	(10)	—	11.36	10/24/2023	11,884	(11)	151,996	11,884	151,996
	—		75,000	(12)	—	11.77	11/1/2023	—		—	—	—
Luis Massiani	8,333		16,667	(13)	—	9.28	12/5/2022	8,000	(14)	102,320	—	—
	—		21,169	(10)	—	11.36	10/24/2023	4,621	(11)	59,103	4,621	59,103
James Peoples	12,500		12,500	(15)	—	6.97	11/30/2021	2,500	(16)	31,975	—	—
	6,366		12,734	(8)	—	9.00	11/20/2022	4,000	(9)	51,160	6,000	76,740
	—		15,877	(10)	—	11.36	10/24/2023	3,466	(11)	44,330	4,621	59,103
Howard Applebaum	12,625	(17)	—		—	14.25	3/15/2017	51,195	(18)	654,784	—	—
Michael Bizenov	12,625	(17)	—		—	14.25	3/15/2017	31,997	(18)	409,242	—	—

(1)	Stock options generally expire ten (10) years after the grant date.
(2)	Represents the number of restricted stock awards that were not vested as of September 30, 2014.
(3)	Represents the value of the unvested restricted stock awards based on the Company’s closing stock price on September 30, 2014 of $12.79.
(4)	Represents the number of performance shares that may vest if performance goals are achieved over a three-year period. Assumes target performance achievement.
(5)

Represents the value of the unvested performance shares based on the Company’s closing stock price on September 30, 2014 of $12.79. For Mr. Kopnisky, the amount includes: 11,820 unvested performance shares for the 2011-2014 performance period at the target level, which will vest on December 31, 2014 if the performance measures are met; 25,500 unvested performance shares for the 2012-2015 performance period at the target level and will vest after September 30, 2015 if the performance measures are met; and 11,884 unvested performance shares for the 2013-2016 performance period at the target level and will vest after September 30, 2016 if the performance measures are met. For Mr. Massiani, the amount consists of 4,621 unvested performance shares for the 2013-2016 performance period at the target level and will vest on December 31, 2016 if the performance measures are met. For Mr. Peoples, the amount includes: 6,000 unvested performance shares for the 2012-2015 performance period at the target level, which will vest after September 30, 2015 if the performance measures are met; and 4,621 unvested performance shares for the 2013-2016 performance period at the target level and will vest after September 30, 2016 if the performance measures are met.
(6)	These unvested options are pursuant to an award vesting annually in four equal installments beginning on July 6, 2012. Further, this award was granted pursuant to the Company’s 2011 Employment Inducement Stock Program and is pursuant to the inducement award exemption under NASDAQ Listing Rule 5635(c)(4) (the Company’s shares were listed on NASDAQ at the time), which exempts employment inducement grants from the general requirement of the NASDAQ Listing Rules that equity-based compensation plans and arrangements be approved by stockholders.
(7)	These unvested shares of restricted stock are pursuant to an award vesting annually in four equal installments beginning on July 6, 2012.
(8)	These unvested options are pursuant to an award vesting annually in three equal installments beginning on November 20, 2013.
(9)	These unvested shares of restricted stock are pursuant to an award vesting annually in three equal installments beginning on November 20, 2013.
(10)	These unvested options are pursuant to an award vesting annually in three equal installments beginning on October 24, 2014.
(11)	These unvested shares of restricted stock are pursuant to an award vesting annually in three equal installments beginning on October 24, 2014.
(12)	These unvested options are pursuant to an award vesting annually in three equal installments beginning on November 1, 2014.
(13)	These unvested options are pursuant to an award vesting annually in three equal installments beginning on December 5, 2013.
(14)	These unvested shares of restricted stock are pursuant to an award vesting annually in three equal installments beginning on December 5, 2013.
(15)	These unvested options are pursuant to an award vesting annually in four equal installments beginning on November 30, 2012.
(16)	These unvested shares of restricted stock are pursuant to an award vesting annually in three equal installments beginning on November 30, 2012.
(17)	Options of Company common stock received by the executive in the Merger in exchange for employee stock options to acquire 10,000 shares of Legacy Sterling common stock held by the executive pre-Merger.
(18)	These unvested shares of restricted stock are pursuant to an award vesting annually in three equal installments beginning on October 31, 2014. Further, such restricted stock awards were granted pursuant to the Company’s 2013 Employment Inducement Award Plan and pursuant to the inducement award exemption under Section 303A.08 of the NYSE Listed Company Manual, which exempts employment inducement grants from the general requirement of the NYSE Listing Rules that equity-based compensation plans and arrangements be approved by stockholders.

Options Exercised and Stock Vested During 2014

The following table represents the vesting of stock awards for each NEO, on an aggregate basis, during the fiscal year ended September 30, 2014. There were no options exercised by the NEOs during the fiscal year ended September 30, 2014.

OPTIONS EXERCISED AND STOCK VESTED

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($)(1) (e)
Jack Kopnisky	—	—	14,220	$174,219
Luis Massiani	—	—	4,000	51,000
James Peoples	—	—	4,500	57,305
Howard Applebaum	—	—	—	—
Michael Bizenov	—	—	—	—

(1)	The value of restricted stock awards realized on vesting is based on the Company’s closing stock price on the vesting dates.

Defined Benefit Plan

The Defined Benefit Plan is a tax-qualified defined benefit pension plan that covers eligible employees of Legacy Sterling and certain of its subsidiaries who were hired prior to January 3, 2006, and, as a result of the merger of the Provident Pension Plan into the Defined Benefit Plan effective May 31, 2014, employees of the Company who were participants in the Provident Pension Plan. The Defined Benefit Plan’s normal retirement benefit is a single life annuity or, for a married participant, a joint and survivor annuity (actuarial equivalent of the single life annuity), with 120 monthly payments guaranteed for Legacy Sterling employees. Benefits may be paid in various other annuity forms. For participants under the former Provident Pension Plan retiring at age 65 or older, or for such participants who have attained either age 55 or older with 20 years of completed service, their retirement benefit may be paid as a lump sum. Under the Defined Benefit Plan, normal retirement age is the later of a participant’s 65th birthday or, for participants under the former Provident Pension Plan, the fifth anniversary of the participant’s participation in the plan.

The normal retirement benefit for participants under the former Provident Pension Plan is calculated based on a participant’s annual compensation over the five consecutive calendar years (out of the last ten) in which his or her compensation was the highest. The annual normal retirement benefit for the other participants under the Defined Benefit Plan is equal to the sum of (a) and (b) below multiplied by years of credited service and reduced by (c):

a. 1.2% of final average compensation

b. 0.3% of final average compensation in excess of $8,000

c. The accrued benefit under the Company’s prior pension plan as of December 31, 1984.

A participant’s “compensation” includes wages and salary, but excludes commissions and bonuses and other special pay. The amount of annual compensation that may be taken into account for purposes of calculating benefits is subject to a cap per IRS Regulations.

As of September 30, 2014, Mr. Applebaum and Mr. Bizenov are the only NEOs that have accrued benefits under the Defined Benefit Plan.

The Company contributes each year to the Defined Benefit Plan an amount that is at least equal to the actuarially determined required minimum funding requirements in accordance with ERISA and the Code. For fiscal year 2014, no contributions were required.

Pension Benefits

The following table sets forth information regarding the actuarial present value of benefits accrued by the NEOs under the Defined Benefit Plan as of September 30, 2014. The number of years of credited service represent vesting years of credit.

PENSION BENEFITS FISCAL YEAR 2014

Name (a)	Plan (b)	Number of Years of Credited Service (#) (c)	Present Value of Accumulated Benefit(1) ($) (d)	Payments During the Last Fiscal Year ($) (e)
Howard Applebaum	Defined Benefit Plan	20.5	$675,400	—
Michael Bizenov	Defined Benefit Plan	11	339,553	—

(1)	The present value of the NEOs’ accrued benefits were calculated as of the measurement date for the Defined Benefit Plan in the year ended September 30, 2014, pursuant to FASB Accounting Standards Codification Topic 715, as applied for purposes of our audited financial statements. For information about the assumptions used in these calculations, see note 11(a) to the audited financial statements included in the Original Form 10-K.

Non-qualified Deferred Compensation for NEOs

The Company maintains its non-qualified supplemental retirement benefits plan (the “SERP”). The purpose of the SERP is to make up for benefits that would otherwise be payable under the Defined Benefit Plan or the 401(k) Plan. Such compensation includes amounts over the qualified plan compensation limit. Rather than adding a different measure of value, the SERP restores the value executives lose under the plan (described above) due to government limitations. The Compensation Committee determines employees that may participate in the SERP. Currently, the CEO is the sole participant in the SERP.

A participant’s supplemental retirement benefit under the SERP is adjusted for deemed earnings at a “default rate,” or, if elected by a participant, based on one or more hypothetical investments in investment options consisting of mutual funds in fiscal year 2014, that are available under the 401(k) Plan. The investment in mutual funds earned an average rate of return of 14.05% in fiscal year 2014.

Supplemental benefits under the SERP are generally paid in cash. All obligations arising under the SERP are payable from the general assets of Sterling, although Sterling has established a rabbi trust to help pay benefits under the SERP. The assets of the trust are at all times subject to the claims of Sterling’s general creditors. It is Sterling’s current policy not to fund the rabbi trust with Company common stock.

The following table sets forth information regarding amounts accrued by the NEOs as of September 30, 2014 under each defined contribution or other plan that provides for the deferral of compensation on a non-tax-qualified basis.

NON-QUALIFIED DEFERRED COMPENSATION

Name (a)	Executive Contributions in FY 2014 ($) (b)	Registrant Contributions in FY 2014($) (c)	Aggregate Earnings in FY 2014($) (d)	Aggregate Withdrawals/ Distributions in FY 2014($) (e)	Aggregate Balance at 9/30/14($) (f)

Jack Kopnisky	$—	$—	$3,935	$—	$31,936

Employment-Related Agreements and Potential Payments upon Termination or Change in Control

We have employment agreements with each of our NEOs. The principal terms of those agreements, as of September 30, 2014, are summarized below. As defined in each of the below employment agreements, “Cause” means the following: the executive’s failure or refusal to substantially perform his duties under the agreement, personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, breach of the Company’s Code of Ethics, material violation of the Sarbanes-Oxley requirements for officers of public companies that in the reasonable opinion of the Company’s Board will likely cause substantial financial harm or substantial injury to the reputation of the Company or the Bank, willful violation of any law, rule or regulation (other than routine traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of the employment agreement. As defined in the employment agreement, “Good Reason” means the following (without the executive’s consent): (i) a material adverse change in executive’s functions, duties or responsibilities with the Company or Bank that would cause the executive’s position to become one of materially lesser responsibility, importance or scope; or (ii) a material breach of the employment agreement by the Company or the Bank.

Jack Kopnisky

On June 20, 2011, we entered into a two (2)-year employment agreement with Mr. Kopnisky that provided him a $75,000 signing bonus and an annual base salary of $550,000 subject to annual review and possible upward adjustment (his base salary shall not be reduced without Mr. Kopnisky’s consent) and a target annual bonus of 50% (with a range of 0% to 150% based on performance) of his base salary under the Company’s annual bonus plan.

In addition to an annual salary and bonus, the agreement provides that Mr. Kopnisky is entitled to (i) participate in any equity and/or long-term compensation programs established by the Company for senior executive officers and all of the Company’s retirement, group life, health, dental, disability long-term care and any other employee benefit plans and (ii) reimbursement for the initiation fee for membership in a country club in the Bank’s market area.

Mr. Kopnisky’s employment agreement provides for the grant of certain equity-based awards on his employment start date, all subject to Mr. Kopnisky’s continued employment with the Company, including: (i) nonqualified stock options having an aggregate value of $250,000 that shall vest at a rate of 25% per year; (ii) a number of shares of restricted stock equal to $250,000 that shall vest at a rate of 25% per year; and (iii) a number of performance-vested restricted stock equal to $100,000 that shall vest on a cliff basis on December 31, 2014 if certain performance goals specified by the Company are achieved. In relation to the latter, the Company’s Compensation Committee, pursuant to its authority under the performance award to adjust such performance conditions in the event of unforeseen events such as acquisitions, disregarded the impact and effects of the Merger and determined that such December 31, 2014 vesting occurred.

In the event that the Company terminates Mr. Kopnisky for Cause, Mr. Kopnisky resigns from employment without Good Reason, or his employment ends due to his death or disability, then the Company shall only owe him for any accrued obligations. Further, in the event of termination for death or disability, the terms of Mr. Kopnisky’s restricted stock awards state that they shall become fully vested; provided, however, that pursuant to the terms of his performance stock awards, any equity based awards that have vesting, in whole or in part, contingent upon achieving certain performance goals shall be deemed to be fully achieved at target as of the date of his termination of employment with such vesting calculated on a pro rata basis. The pro rata portion will be determined by calculating the total number of awarded shares that would have been received if his employment had not terminated prior to the end of the performance period, and multiplying that number by a fraction, the numerator of which is the number of full and partial months of employment he completed after the award date, and the denominator of which is the number of full and partial months between the award date and the end of the performance period.

If the Company terminates Mr. Kopnisky without “Cause,” or Mr. Kopnisky voluntarily resigns for “Good Reason,” then Mr. Kopnisky would be entitled to severance pay in the amount of two times the sum of (y) his base salary immediately prior to termination and (z) his target bonus for that year. However, if Mr. Kopnisky’s termination occurred upon or within eighteen (18) months after a change in control, he would have been entitled to severance pay in the amount of three times the sum of (y) his base salary immediately prior to termination and (z) his target bonus for that year. Mr. Kopnisky’s agreement also provides for eighteen (18) monthly payments of premiums for post-employment insurance under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”). Further, upon such termination within eighteen (18) months after a change in control, all of Mr. Kopnisky’s outstanding stock options and other equity based awards shall become fully vested; provided, however, that any stock options or other equity based awards that have vesting, in whole or in part, contingent upon achieving certain performance goals shall be deemed to be fully achieved at target as of the date of Mr. Kopnisky’s termination of employment with such vesting calculated on a pro rata basis. The pro rata amount is determined by dividing the total days of the vesting period during which Mr. Kopnisky is employed prior to termination by the total days of such scheduled vesting period under the award. That fraction is then multiplied by the total amount of performance awards for which Mr. Kopnisky would have been eligible. These payments and benefits would have been reduced to the extent necessary to avoid the application of any “golden parachute” excise tax pursuant to Section 4999 of the Code if such reduction results in Mr. Kopnisky receiving greater compensation and benefits on an after-tax basis.

Mr. Kopnisky’s agreement provides that, for a period of one (1) year following the date of his termination of employment, Mr. Kopnisky cannot compete with the Bank or solicit any of the Company’s or Bank’s customers or employees. In the event of a change in control, the non-compete and non-solicit provisions would not have applied. These provisions could be waived with the written consent of the Company. Mr. Kopnisky’s entitlement to any severance payments or benefits is subject to his compliance with these non-solicitation and non-competition requirements.

On November 26, 2012, Mr. Kopnisky’s employment agreement was amended to extend the term through November 30, 2015, and to provide that, during the term of the agreement, Mr. Kopnisky is eligible to participate in the STI Plan.

On April 3, 2013, Mr. Kopnisky and the Company entered into a second amendment to his employment agreement to become effective on the effective date of the Merger (October 31, 2013) that extended his employment agreement for three years from the effective date of the Merger (i.e., to October 31, 2016). Further, the amendment provided that a 75% vote of the full Board is required to remove Mr. Kopnisky from the Board, to terminate his employment with the Company, or to modify his employment agreement.

Potential Payments Upon Termination or Change in Control

The following table presents the benefits that would be received by Mr. Kopnisky, our President and CEO, pursuant to Mr. Kopnisky’s employment agreement, in the event he incurred a hypothetical termination of employment as of September 30, 2014.

Event	Salary and Other Cash Payments ($)	Unvested and Accelerated Awards ($)(1)	Continuance of Health and Welfare Benefits	Total ($)
Voluntary Termination or Termination With Cause	—	—	—	—
Termination Without Cause or For Good Reason	$1,950,000	$1,248,011	$41,270	$3,239,281
Disability / Death	—	1,196,564	—	1,196,564
Retirement (2)	—	—	—	—
Change in Control:
Termination Without Cause or For Good Reason (3)	2,925,000	1,248,011	41,270	4,214,281

(1)	This amount includes unvested and accelerated restricted stock awards, options and performance share awards. The dollar amount is calculated based on $12.79 per share, which was the closing price of Sterling’s common stock on September 30, 2014.
(2)	Mr. Kopnisky is currently not eligible for early vesting of stock-based awards upon retirement since he has not met the eligible age and years of service requirements.
(3)	Mr. Kopnisky would receive these benefits if termination occurs on or within 18 months of a change in control.

Luis Massiani and James Peoples

We entered into a three (3) year employment agreement on November 1, 2013 with both Messrs. Massiani and Peoples. Both agreements provide for an annual base salary of $400,000, subject to annual review and possible upward adjustment (such base salary shall not be reduced without the executive’s consent). The executives’ agreements provide that each is eligible to participate in the STI Plan, with such executive’s target annual bonus opportunity to be determined by the Compensation Committee and commensurate with other similarly situated senior executives of the Company. Further, each executive is eligible to participate in any equity and/or other long-term incentive compensation programs established by the Company from time to time for senior officers, again with such executive’s target annual equity award opportunity to be determined by the Compensation Committee and be commensurate with the target annual bonus opportunity available to other similarly situated senior executives of the Company.

Pursuant to each of the employment agreements for Messrs. Massiani and Peoples, in the event that the Company terminates the executive for Cause, the executive resigns from employment without Good Reason, or his employment ends due to his death or disability, then the Company shall owe the executive for any accrued obligations. Further, in the event of termination for death or disability, the terms of Messrs. Massiani’s and Peoples’ restricted stock awards state that they shall become fully vested; provided, however, that pursuant to the terms of their performance stock awards, any equity based awards that have vesting, in whole or in part, contingent upon achieving certain performance goals shall be deemed to be fully achieved at target as of the date of the executive’s termination of employment with such vesting calculated on a pro rata basis. The pro rata portion will be determined by calculating the total number of awarded shares that would have been received if the executive’s employment had not terminated prior to the end of the performance period, and multiplying that number by a fraction, the numerator of which is the number of full and partial months of employment the executive completed after the award date, and the denominator of which is the number of full and partial months between the award date and the end of the performance period.

If, however, the Company terminates Messrs. Massiani or Peoples without Cause, then pursuant to their employment agreements, the Company shall pay the executive for any accrued obligations and eighteen (18) months of COBRA premiums, as well as a lump sum amount equal to one (1) times the sum of (y) the executive’s annual base salary in effect immediately prior to termination of employment plus (z) the amount of his target bonus for the fiscal year. If such termination occurs upon or within twelve (12) months of a Change in Control (as defined in the employment agreements), then the Company shall pay such executive the above payments, but two (2) times the sum of (y) his annual base salary in effect immediately prior to termination of employment plus (z) the amount of his target bonus for the fiscal year. Further, pursuant to Messrs. Massiani’s and Peoples’ award agreements, upon a change in control (as defined in the award agreements), all restricted stock and options unvested and not forfeited will fully vest. In addition, performance awards will accelerate and vest on a pro rata basis and all performance goals will be deemed met for the applicable period. The pro rata amount will be determined by calculating the total number of awarded shares that would have been received upon satisfaction of the performance condition and multiplying that number by a fraction, the numerator of which is the number of full and partial months of employment that the executive completed after an award date, and the denominator of which is the number of full and partial months between an award date and the date of a change in control. If the executive resigns from employment with Good Reason, then the Company shall pay him for any accrued obligations and, if such resignation occurs upon or within twelve (12) months after a Change in Control, then he shall be entitled to the same Change in Control payments as outlined above.

As a part of their agreements, each of Messrs. Massiani and Peoples agrees to an eighteen (18) month non-solicitation period post-employment, during which he will not attempt to hire any Company or Bank employee, or solicit any Company or Bank customer (including within the six (6) months after such a relationship has ended). Each executive also agrees to a twelve (12) month non-competition period post-employment, in which he shall not compete with the Company and Bank.

All amounts and benefits under the employment agreements shall be paid in a manner or form that complies with Section 409A or an exception thereunder.

POTENTIAL PAYMENTS UPON TERMINATION

The following table presents the benefits that would be received by Messrs. Massiani and Peoples in the event of a hypothetical termination of employment without Cause as of September 30, 2014.

NEO	Salary and Other Cash Payments ($)	Unvested and Accelerated Awards ($)	Continuance of Health and Welfare Benefits ($)	Total ($)
Luis Massiani	$560,000	—	$34,942	$594,942
James Peoples	560,000	—	30,775	590,775

POTENTIAL PAYMENTS UPON DEATH / DISABILITY

The following table presents the benefits that would be received by Messrs. Massiani and Peoples in the event of a hypothetical death or disability as of September 30, 2014.

NEO	Salary and Other Cash Payments ($)	Unvested and Accelerated Awards ($)(1)	Continuance of Health and Welfare Benefits ($)	Total ($)
Luis Massiani	—	$256,836	—	$256,836
James Peoples	—	327,650	—	327,650

(1)	This amount includes unvested and accelerated restricted stock awards, options and performance share awards. The dollar amount is calculated based on $12.79 per share, which was the closing price of Sterling’s common stock on September 30, 2014.

POTENTIAL PAYMENTS UPON CHANGE IN CONTROL

The following table presents the benefits that would be received by Messrs. Massiani and Peoples in the event of a hypothetical termination of employment without Cause or resignation for Good Reason within twelve (12) months of a change in control as of September 30, 2014.

NEO	Salary and Other Cash Payments ($)	Unvested and Accelerated Awards ($)(1)	Continuance of Health and Welfare Benefits ($)	Total ($)
Luis Massiani	$1,120,000	$266,928	$34,942	$1,421,870
James Peoples	1,120,000	335,219	30,775	1,485,994

(1)	This amount includes unvested and accelerated restricted stock awards, options and performance share awards. The dollar amount is calculated based on $12.79 per share, which was the closing price of Sterling’s common stock on September 30, 2014.

Howard Applebaum and Michael Bizenov

On April 3, 2013, we entered into a three (3) year employment agreement with each of Messrs. Applebaum and Bizenov, to be effective beginning October 31, 2013, that provided each with an annual base salary of $400,000, subject to annual review and possible upward adjustment (the base salary of either Messrs. Applebaum or Bizenov shall not be reduced without said executive’s consent). Each agreement provides that he is eligible to participate in the STI Plan, and for an initial target annual bonus of 30% of his base salary under the STI Plan (such target amount was subsequently increased to 40% by the Compensation Committee). The executives’ agreements provide that each is eligible to participate in any equity and/or other long-term incentive compensation programs established by the Company from time to time for senior officers, with an initial target annual equity award opportunity of 30% of each executive’s base salary (such target amount was subsequently increased to 40% by the Compensation Committee).

In order to settle prior Legacy Sterling change in control severance agreement obligations with Mr. Bizenov that pre-dated the Merger, Mr. Bizenov’s agreement provided for a lump sum cash payment to be paid to Mr. Bizenov in the amount of $950,000 within ten (10) business days following the effective date of the Merger. This amount was paid on November 8, 2013. Similarly, in order to settle prior Legacy Sterling change in control severance agreement obligations with Mr. Applebaum that pre-dated the Merger, Mr. Applebaum’s agreement provided for a lump sum cash payment to be paid to Mr. Applebaum in the amount of $675,000 within ten (10) business days following the effective date of the Merger. This amount was paid on November 8, 2013. Mr. Applebaum was also paid $700,587 upon the closing of the Merger, which was his accrued benefit under the SERP with Legacy Sterling as of the effective date of the Merger.

Pursuant to his agreement, each of Messrs. Applebaum and Bizenov were granted a restricted stock award valued on the effective date of the Merger at $600,000 and $375,000, respectively (the “Inducement Awards”), to vest equally on an annual basis over a three-year period, subject to continued employment with Sterling and compliance in all material respects with certain restrictive covenants. Such Inducement Awards shall vest in full if the executive’s employment is terminated without Cause, for Good Reason or due to death or Disability (all such terms as defined in the agreement); provided, however, that other than in the case of termination due to death, until the third anniversary of the grant date, such award shall remain subject to the clawback of shares (or, if such shares are sold, recoupment of sale proceeds thereof up to the fair market value thereof on the applicable vesting date) if the executive does not comply in all material respects with certain restrictive covenants as established in the agreement.

In the event that the Company terminates either Messrs. Applebaum or Bizenov for Cause or Messrs. Applebaum or Bizenov resign from employment without Good Reason, then the Company shall only owe either Messrs. Applebaum or Bizenov for any accrued obligations. If, however, the Company terminates either Messrs. Applebaum or Bizenov without Cause, the Inducement Awards shall vest and the Company shall pay the terminated executive for any accrued obligations and eighteen (18) months of COBRA premiums, as well as a lump sum severance payment equal to one (1) times the sum of (y) the executive’s annual base salary in effect immediately prior to termination of employment plus (z) the amount of the executive’s target bonus for the fiscal year. If such termination occurs upon or within twelve (12) months of a Change in Control (as defined in the employment agreements), then the Company shall pay the executive the above payments, but two (2) times the sum of (y) the executive’s annual base salary in effect immediately prior to termination of employment plus (z) the amount of the executive’s target bonus for the fiscal year (rather than one (1) times). Further, pursuant to Messrs. Applebaum’s and Bizenov’s award agreements, upon a change in control (as defined in the award agreements), all restricted stock and options unvested and not forfeited will fully vest. If either Messrs. Applebaum or Bizenov resigns from employment with Good Reason, then the Inducement Awards shall vest and the Company shall pay the executive for any accrued obligations and, if such resignation occurs upon or within twelve (12) months after a Change in Control, then executive shall be entitled to the same Change in Control payments as outlined above to the same extent as if the executive’s employment had been terminated without Cause.

As a part of the agreement, Messrs. Applebaum and Bizenov each agreed to an eighteen (18)-month non-solicitation period post-employment, during which each executive will not attempt to hire any Company or Bank employee, or solicit any Company or Bank customer (including within the six months after such a relationship has ended). The executives also agreed to a twelve (12)-month non-competition period post-employment, in which the executive shall not compete with the Company and Bank.

All amounts and benefits under the employment agreement shall be paid in a manner or form that complies with Section 409A or an exception thereunder.

POTENTIAL PAYMENTS UPON TERMINATION

The following table presents the benefits that would be received by Messrs. Applebaum and Bizenov in the event of a hypothetical termination of employment without Cause as of September 30, 2014.

NEO	Salary and Other Cash Payments ($)	Unvested and Accelerated Awards ($)	Continuance of Health and Welfare Benefits ($)	Total ($)
Howard Applebaum	$560,000	$654,784	$26,235	$1,241,019
Michael Bizenov	560,000	409,242	48,156	1,017,398

POTENTIAL PAYMENTS UPON DEATH / DISABILITY OR RESIGNATION FOR GOOD REASON

The following table presents the benefits that would be received by Messrs. Applebaum and Bizenov in the event of a hypothetical death or disability or resignation for Good Reason as of September 30, 2014.

NEO	Salary and Other Cash Payments ($)	Unvested and Accelerated Awards ($)(1)	Continuance of Health and Welfare Benefits ($)	Total ($)
Howard Applebaum	—	$654,784	—	$654,784
Michael Bizenov	—	409,242	—	409,242

(1)	This amount includes unvested and accelerated restricted stock awards. The dollar amount is calculated based on $12.79 per share, which was the closing price of Sterling’s common stock on September 30, 2014.

POTENTIAL PAYMENTS UPON CHANGE IN CONTROL

The following table presents the benefits that would be received by Messrs. Applebaum and Bizenov in the event of a hypothetical termination of employment without Cause or resignation for Good Reason within twelve (12) months upon a change in control as of September 30, 2014.

NEO	Salary and Other Cash Payments ($)	Unvested and Accelerated Awards ($)(1)	Continuance of Health and Welfare Benefits ($)	Total ($)
Howard Applebaum	$1,120,000	$654,784	$26,235	$1,801,019
Michael Bizenov	1,120,000	409,242	48,156	1,577,398

(1)	This amount includes unvested and accelerated restricted stock awards. The dollar amount is calculated based on $12.79 per share, the closing price of Sterling’s common stock on September 30, 2014.

Director Compensation

General. The following discussion outlines the compensation that was earned by non-employee directors during fiscal year 2014. Directors who are employed by us do not receive additional compensation for their service on the Board.

The Company uses a combination of cash and stock to attract and retain qualified candidates to serve on the Board. Equity compensation provides the opportunity for directors to earn more based on the Company’s total stockholder return and to align directors’ interests with those of the Company’s stockholders. The Nominating and Corporate Governance Committee reviews director compensation and benefits annually and makes recommendations to the Board.

Service and Covenant Agreements. In connection with the Merger, Legacy Provident entered into service and covenant agreements with each of Messrs. Cappelli and Millman. The services and covenant agreements with Messrs. Cappelli and Millman provide for their service as, in the case of Mr. Cappelli, Chairman, and in the case of Mr. Millman, member, of the Boards of the Company and the Bank following the completion of the Merger, as well as for general advisory services as requested by the CEO of the Company for a term of three (3) years. During the term of his service and covenant agreement, Mr. Cappelli shall remain the Chairman of the Board of both the Company and the Bank, and shall have such powers and perform such duties consistent with the Company’s bylaws, including (i) presiding at Board meetings, (ii) convening and conducting regular and special Board meetings, (iii) determining, after discussion with the CEO of the Company, the agenda for Board meetings and overseeing the information that is provided to the Board for meetings, (iv) presiding at the annual meeting of the Company and the Bank and the annual organization meetings, (v) recommending to the Nominating and Corporate Governance Committee of the Board all members for committees of the Board and each committee chairperson, (vi) providing counsel, individually and collectively, to other Board members, utilizing his capacities to secure optimum benefits for the Company and the Bank, (vii) acting as a liaison between the Board and the CEO, (ix) overseeing the orientation of new directors, and (x) attending committee meetings of the Board. During the term, both Messrs. Cappelli and Millman shall (i) provide general advisory services as requested by the CEO with respect to the business of the Company, including (A) maintaining and developing new relationships with customers and clients, (B) advising with respect to community relations issues and building new relationships in the Company’s market area, and (C) identifying new business opportunities, including potential acquisitions and other strategic opportunities; and (ii) remain available to consult on specific projects for the Company with respect to its business and the Merger integration, as may be reasonably requested by the CEO. Further, the Chairman shall also (i) continue to be available to attend and make speeches at team member, industry, customer and community events and (ii) provide support in dealing with bank regulatory issues. Also during the term, consistent with Section 2.10 of the Company’s bylaws relating to the Chairman, the removal of the Chairman from the Board of the Company, or the failure to appoint or reelect the Chairman to the Board of the Company, and any determination not to nominate the Chairman as a director of the Company, in each case, shall each require the affirmative vote of at least 75% of the full Board of the Company.

Also, under the services and covenant agreements, in full settlement of Legacy Provident’s, Legacy Sterling’s and their respective affiliates’ obligations under Messrs. Cappelli’s and Millman’s former employment agreements with Legacy Sterling, Legacy Provident paid Mr. Cappelli a lump sum payment of $5.0 million and paid Mr. Millman a lump sum payment of $3.6 million (in each case, less applicable employment and income tax withholdings) in connection with the Merger closing. Messrs. Cappelli and Millman were also entitled to payment of their accrued benefit under the SERP in accordance with the terms of the SERP, and in accordance therewith, $32.47 million and $7.0 million were paid to Messrs. Cappelli and Millman, respectively, in connection with the Merger closing for their accrued benefit under the SERP. They both also retain all rights and benefits in respect of any death benefits under their split-dollar life insurance agreements with Legacy Sterling in accordance with their respective terms and are entitled to benefits under the terms of employee health benefit plans of Legacy Sterling as of the date they ceased to be employees (other than separation or termination pay or benefits).

During the term of their agreements, Mr. Cappelli is paid an annual fee of $350,000, Mr. Millman is paid an annual fee of $200,000 (each payable in equal monthly installments), and each of them is provided his current office, his current office assistant and reasonable office support as needed. Each of them also is provided with health insurance benefits and club membership(s) and automobile perquisites in accordance with their employment agreements with Legacy Sterling (which includes three club memberships and car and driver for Mr. Cappelli). Mr. Cappelli also received a grant of restricted stock units following the completion of the Merger, which had an aggregate grant date value of $3.0 million. The restricted stock units vest and settle in equal annual installments on each of the first three anniversaries of the grant date, subject to Mr. Cappelli’s continued service (except in the case of certain terminations) and subject to material compliance with certain restrictive covenants. Mr. Cappelli also is entitled to an income tax gross-up on up to $45,000 of imputed income per calendar year during the term of his agreement in respect of the split-dollar life insurance or mutual benefit exchange policies. Each of these annual fees, health insurance benefits, club and automobile perquisites, and life insurance premiums paid by the Company for the benefit of Messrs. Cappelli and Millman during the fiscal year are reflected below in the “Director Compensation Fiscal Year 2014” table. The “Director Compensation Fiscal Year 2014” table also includes the following for Mr. Cappelli: his grant of restricted stock units, the amount of Mr. Cappelli’s tax gross-up for imputed income related to his split-dollar life insurance or medical benefit exchange policies for the fiscal year and an estimate of the costs of providing his office assistant for personal matters.

As a part of the service and covenant agreements, each of Messrs. Cappelli and Millman have agreed to certain restrictive covenants, including as relates to (i) maintaining the confidentiality of certain materials, (ii) the non-solicitation of any Company employee or independent contractor, or client or customer of the Company, for the duration of the term of the agreement and three years thereafter, and (iii) the non-competition with the Company also for the duration of the term of the agreement and three years thereafter.

The service and covenant agreements may be terminated early by either party upon 30 days’ prior written notice without further obligations under the agreements other than payment of earned but unpaid fees, except where the termination is by reason of death, without cause, for good reason or due to disability (in each case, as defined in the agreements). If a termination prior to the end of the term is by the Company without cause, by Mr. Cappelli or Mr. Millman for good reason or by reason of disability, Mr. Cappelli or Mr. Millman, as applicable, would continue to receive the unpaid annual fees he would have received for the original three-year term had he continued to perform the agreement and health insurance benefits for the original three-year term, and Mr. Cappelli’s restricted stock unit award would continue to vest as if he had continued under his agreement for the original three-year term, subject to the execution and non-revocation of a release of claims in favor of the Company and continued compliance with the above restrictive covenants. In the case of death, the designated beneficiary or estate would receive a lump sum payment of the unpaid fees that Mr. Cappelli or Mr. Millman, as applicable, would have received under the agreement for the original three-year term, and Mr. Cappelli’s restricted stock unit award would vest and be settled.

DIRECTOR COMPENSATION

FISCAL YEAR 2014

The below table sets forth the compensation paid to our directors in fiscal year 2014 for those who remained directors at September 30, 2014.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)(1)		Change in Pension Values and Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)(2)		Total ($) (h)
Louis J. Cappelli, Chairman(3),(4)	$320,833	$3,000,004	(5)	$—	$197,270	(6)	$3,518,107
Robert Abrams(3)	40,950	19,991		—	9		60,950
James F. Deutsch(5)	41,600	—		—	20,000	(7)	61,600
Navy E. Djonovic	43,100	19,991		—	9		63,100
Fernando Ferrer(3)	49,150	19,991		450	9		69,600
William F. Helmer	52,433	19,991		331	9		72,764
Thomas G. Kahn	38,867	19,991		—	9		58,867
James B. Klein(3)	34,400	19,991		—	9		54,400
Robert W. Lazar(3)	42,900	19,991		—	9		62,900
John C. Millman(3),(8)	183,333	—		—	43,517	(9)	226,850
Richard O’Toole	39,100	19,991		—	9		59,100
Burt Steinberg	55,392	19,991		—	9		75,392

(1)	Represents the value of restricted stock awards based on the Company’s closing stock price on September 30, 2014 of $12.79, except for Mr. Cappelli.
(2)	For all directors except for Messrs. Cappelli, Deutsch and Millman, represents cash amount paid in lieu of fractional shares issued in connection with the restricted stock award grant.
(3)	Director was a Legacy Sterling director who joined the Board effective November 1, 2013 pursuant to the terms of the Merger and, therefore, only a partial year’s compensation is reflected.
(4)	Mr. Cappelli’s compensation for serving as both a director and Chairman of the Board is pursuant to his services and covenant agreement with the Company, as described above under “Director Compensation.”
(5)	Mr. Cappelli’s grant of restricted stock units is pursuant to his services and covenant agreement with the Company, as described above under “Director Compensation.” Represents the value of restricted stock awards based on the Company’s closing stock price on October 31, 2013 of $11.72.
(6)	Amount includes the value of life insurance coverage provided for the benefit of Mr. Cappelli ($51,532). Amount also includes the aggregate incremental cost to the Company of the following perquisites for the fiscal year: health insurance benefits ($12,889); annual dues for club memberships ($8,347); automobile lease and related expenses; the cost associated with Mr. Cappelli’s use of a driver ($55,051); and office assistant services for personal matters ($53,805), computed as a proportion of the assistant’s compensation based on an estimate of personal use. Amount does not include any expense allocation for office space, which is at the Company’s business location and within its existing leased space at no incremental additional cost.
(7)	In lieu of receiving a restricted stock award valued at $20,000, Patriot (of which Mr. Deutsch is a Managing Partner) received a $20,000 cash payment.
(8)	Mr. Millman’s compensation for serving as a director of the Board is pursuant to his service and covenant agreement with the Company, as described above under “Director Compensation.”
(9)	Amount includes the value of life insurance coverage provided for the benefit of Mr. Millman ($13,370). Amount also includes the aggregate incremental cost to the Company of the following perquisites for the fiscal year: health insurance benefits ($15,032); annual dues for one club membership; and automobile lease and related expenses. Mr. Millman also has access to office space at the Company’s business location within its existing leased space and to an office assistant otherwise employed by the Company, for each of which the Company estimates no incremental additional cost for the fiscal year.

The below table sets forth the compensation paid to all others who served as our director for a portion of fiscal year 2014 (from October 1, 2013 until October 31, 2013), but are no longer members of board. These individuals were directors of Legacy Provident who rotated off of the board, effective with the closing of the Merger on November 1, 2013.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Change in Pension Values and Non-Qualified Deferred Compensation Earnings ($) (f)		All Other Compensation ($) (g)	Total ($) (h)
Dennis Coyle	$4,367	—	—		—	$4,367
Thomas Jauntig	4,533	—	—		—	4,533
R. Michael Kennedy	2,167	—	—		—	2,167
Victoria Kossover	3,700	—	—		—	3,700
Carl Rosenstock	4,200	—	2,456		—	6,656
George Strayton	3,700	—	—	(1)	—	3,700

(1)	Although Mr. Strayton participated in the director Deferred Fee Plan, his account did not earn money during the October 1-31, 2013 timeframe that he served as a director in fiscal year 2014.

DIRECTOR OUTSTANDING EQUITY AWARDS AND OPTIONS

FISCAL YEAR 2014

The following table sets forth information concerning unexercised options and unvested restricted stock units for each director outstanding at September 30, 2014, whether granted in 2014 or earlier.

	Option Awards	Stock Awards
Name (a)	Underlying Unexercised Options (#) (b)	Number of RSUs that have not Vested (#) (c)
Louis J. Cappelli, Chairman	—	255,973	(1)
Robert Abrams	—	—
James F. Deutsch	—	—
Navy E. Djonovic	—	—
Fernando Ferrer	—	—
William F. Helmer	46,100	—
Thomas G. Kahn	46,100	—
James B. Klein	—	—
Robert W. Lazar	—	—
John C. Millman	—	—
Richard O’Toole	—	—
Burt Steinberg	46,100	—

(1)	Grant of restricted stock units that vest in three equal installments on each October 31, beginning October 31, 2014.

2014 Board Compensation. In the fall of 2013, the Nominating and Corporate Governance Committee reviewed a competitive assessment of director compensation prepared by Meridian that analyzed the director pay practices of twenty (20) of the Company’s peers, to establish a competitive director pay scale post-Merger. To reflect the larger size of the Company post-Merger and for consistency with its market peers, certain adjustments were made to director compensation. Directors of the Company continue to receive an annual retainer fee of $24,000. Effective as of January 1, 2014, Directors also receive a fee of $1,500 per board meeting attended (up from $1,200) and $1,000 per committee meeting attended (up from $500). The chairman of each committee receives an additional $5,000 per year, up from $2,000 (with the exception of the Audit Committee Chairman who receives $7,500 per year, up from $4,000). Directors who are also employees of the Company are not eligible to receive any fees for their service as a director.

Stock Awards and Stock Option Grants. For service rendered during the fiscal year ended September 30, 2014, each non-employee director of the Company (except for Messrs. Cappelli and Millman, whose compensation is governed by their services and covenant agreements with the Company) was granted a restricted stock award valued at $20,000 on September 30, 2014 (Mr. Deutsch opted to instead receive a $20,000 cash payment payable to Patriot, of which he is a Managing Partner). As disclosed above, Mr. Cappelli received a restricted stock unit award valued at $3.0 million during the fiscal year pursuant to his services and covenant agreement.

2005 Deferred Director Fee Plan. The Company maintains the 2005 Deferred Director Fee Plan (the “Deferred Fee Plan”) pursuant to which directors may elect to defer all or a portion of their board fees earned during a calendar year. Currently, directors Ferrer, Kahn and Lazar participate in the Deferred Fee Plan. In the case of a director who is also an employee, the director may elect to defer receipt of all or a portion of the incentive compensation paid to the director in the director’s capacity as an employee during the year. Each director may express to the committee appointed to administer the Deferred Fee Plan a preference as to how the director’s deferral account should be hypothetically invested among the investment options designated by the committee (which include the Company’s common stock).

Under the terms of the Deferred Fee Plan, deferred amounts are credited to a bookkeeping account established in the name of each director. Deferral accounts are generally paid to a director in quarterly installments over five years (unless the director elects payment in a lump sum or payment in installments over a different number of years) commencing as of the earliest of (a) the date elected by the director, (b) the director’s attaining age 75, or (c) the director’s separation from service. In the event of the director’s death, the director’s deferral account is paid to the director’s designated beneficiary in the same form as it would otherwise have been paid to the director, commencing in the first calendar quarter after death. In the event of a change in control, directors’ deferral accounts are required to be paid to directors in the form of a lump sum payment within 60 days after the change in control. A director may request an early distribution from the director’s deferral account on the account of hardship. Distributions are made in cash, except that to the extent that a director’s deferral account is hypothetically invested in shares of Company common stock, in which case the distribution is made in the form of Company common stock (subject to the director being eligible to elect distribution in cash after a change in control).

All obligations arising under the deferred compensation agreements are payable from the Company’s general assets; however, the Company has established a rabbi trust to help ensure that sufficient assets will be available to pay the benefits under the deferred compensation agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of January 20, 2015, by:

•	each person, or group of affiliated persons, known to us to beneficially own more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	each person who was a named executive officer; and

•	all of our directors and named executive officers as a group.

The percentages shown in the following table are based on 83,953,672 shares of common stock outstanding as of January 20, 2015. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. The number of shares beneficially owned by a person includes shares subject to options held by that person that were exercisable as of January 20, 2015, or within 60 days of that date. The shares issuable under those options are treated as if they were outstanding for computing the percentage ownership of the person holding those options, but are not treated as if they were outstanding for the purposes of computing the percentage ownership of any other person. Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

The following table sets forth the number of shares of our common stock beneficially owned by the indicated parties. Unless otherwise indicated, the address of each person is c/o Sterling Bancorp, 400 Rella Boulevard, Montebello, New York 10901.

Name	Amount and Nature of Beneficial Ownership		Percent of Class
Directors
Robert Abrams	53,963	(1)	*
Louis J. Cappelli	992,949	(2)	1.18%
James F. Deutsch	500		*
Navy E. Djonovic	9,563		*
Fernando Ferrer	20,027		*
William F. Helmer	473,860	(3)	*
Thomas G. Kahn	1,424,851	(4)	1.70%
James B. Klein	335,914	(5)	*
Robert W. Lazar	19,839	(6)	*
John C. Millman	515,225	(7)	*
Richard O’Toole	4,563		*
Burt Steinberg	248,276	(8)	*

Executive Officers
Jack Kopnisky	304,220	(9)	*
Luis Massiani	46,795	(10)	*
James R. Peoples	62,563	(11)	*
Howard Applebaum	124,905	(12)	*
Michael Bizenov	67,308	(13)

All Directors and Executive Officers as a Group (17 persons) Total	4,705,321		5.58%

*	Denotes less than 1% owned.
(1)	The shares shown as owned by Mr. Abrams include 1,800 shares held by The Jacob J. Schulder Trust, of which he is trustee, and the beneficial ownership of which he disclaims.
(2)	The shares shown as owned by Mr. Cappelli include 897 common shares owned by his spouse and 209,760 common shares owned indirectly by the Cappelli Family Investors LLC, beneficial ownership of which he disclaims, and 9,270 common shares owned indirectly in an Individual Retirement Account.
(3)	The shares shown as owned by Mr. Helmer include 46,100 common shares underlying stock options exercisable within 60 days, 68,121 common shares owned by his spouse, beneficial ownership of which he disclaims, 76,106 shares owned indirectly in an Individual Retirement Account and 44,322 shares owned directly by 401(k).
(4)	The shares shown as owned by Mr. Kahn include 46,100 common shares underlying stock options exercisable within 60 days. The shares shown as owned by Mr. Kahn also include 1,084,610 common shares held by Kahn Bros. Group Inc., 18,055 common shares held as custodian, 6,000 shares owned indirectly in an Individual Retirement Account, 1,000 common shares held by an IRA for his spouse and 212,822 common shares held as trustee for various institutes, pension and profit-sharing plans, funds and foundations, the beneficial ownership of which he disclaims. The shares shown also include 17,363 common shares in a discretionary customer account held by Kahn Brothers, the beneficial ownership of which he disclaims.

(5)	The shares shown as owned by Mr. Klein include 51,324 shares held by the Jeanne Kleinman Family Trust, of which he is trustee, and the beneficial ownership of which he disclaims. 11,979 of the shares shown are held by his spouse, beneficial ownership of which is disclaimed.
(6)	The shares shown as owned by Mr. Lazar include 6,504 common shares owned indirectly in an Individual Retirement Account.
(7)	The shares shown as owned by Mr. Millman include 367 common shares owned by his spouse, and 1,511 shares held by his spouse’s Individual Retirement Account, beneficial ownership of which is disclaimed and 112,054 common shares owned indirectly in an Individual Retirement Account.
(8)	The shares shown as owned by Mr. Steinberg include 105,336 shares held by trusts, 10,107 shares owned indirectly in an Individual Retirement Account, and 415 common shares held as custodian, beneficial ownership of which he disclaims.
(9)	The shares shown as owned by Mr. Kopnisky include 159,854 common shares underlying stock options exercisable within 60 days.
(10)	The shares shown as owned by Mr. Massiani include 23,722 common shares underlying stock options exercisable within 60 days.
(11)	The shares shown as owned by Mr. Peoples include 36,774 common shares underlying stock options exercisable within 60 days.
(12)	The shares shown as owned by Mr. Applebaum include 12,625 common shares underlying stock options exercisable within 60 days. The shares shown as owned by Mr. Applebaum also include 4,220 common shares owned indirectly in an Individual Retirement Account and 3,759 shares owned directly by 401(k).
(13)	The shares shown as owned by Mr. Bizenov include 12,625 common shares underlying stock options exercisable within 60 days, as well as 73 shares owned indirectly in an Individual Retirement Account.

EQUITY COMPENSATION PLAN INFORMATION

The following table presents equity compensation plan information as of September 30, 2014:

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan category	(a)		(b)	(c)
Equity compensation plan approved by stockholders	1,552,807		$10.70	3,350,761
Equity compensation plan not approved by stockholders	107,526	(1)	$8.46	—
Total	1,594,054		$10.55	3,350,761

(1)	Reflects 107,526 stock options issued to our CEO on July 6, 2011. This award was granted pursuant to the Company’s 2011 Employment Inducement Stock Program and is pursuant to the inducement award exemption under NASDAQ Listing Rule 5635(c)(4) (the Company’s shares were listed on NASDAQ at the time), which exempts employment inducement grants from the general requirement of the NASDAQ Listing Rules that equity-based compensation plans and arrangements be approved by stockholders. Details of this grant, including vesting terms, are set forth in the table “Outstanding Equity Awards at September 30, 2014.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Certain Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by the Bank to its executive officers and directors in compliance with federal banking regulations, including Regulation O. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured financial institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is therefore generally prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit the Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee.

Consistent with the Company’s Code of Ethics, proposed transactions with related persons must be disclosed to the Company. The Board must approve such transactions with directors or executive officers to the extent required under the Code of Ethics. The director or executive officer is required to disclose all non-privileged information the person has, and thereafter may not partake in any decision-making process. The Board evaluates the transaction, and may approve, reject, or set other conditions in its discretion. To qualify for approval, a transaction must be on the same terms, conditions, and collateral as would be reasonable if entered into with an unrelated third party. In the case of a proposed transaction with or related to a director, the Board will also consider the effect, if any, the transaction would have on the independence of the director.

A number of our directors and officers and certain business organizations associated with them have been customers of our banking and other subsidiaries. During the year ended September 30, 2014, all extensions of credit to these persons, which were made only by the Bank, have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the lender and did not involve more than the normal risk of collectability or present other unfavorable features. We have adopted written policies to implement the requirements of Regulation O of the Federal Reserve Board, which restricts the extension of credit to directors and executive officers and their related interests. Regulation O is made applicable to the bank by provisions of the Home Owners’ Loan Act and the regulations of the Office of Comptroller of the Currency. Under these policies, extensions of credit that exceed regulatory thresholds must be approved by the Board of Directors of the Bank.

There have not been any transactions during the last fiscal year, except for the Bank’s loan to Eastland Shoe Corp. (“Eastland”) as discussed below, to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock had or will have a direct or indirect material interest other than equity and other compensation, termination, change-in-control and other arrangements, which are described in the sections captioned “Executive Compensation —Potential Payments upon Termination or Change in Control” and “Director Compensation.”

Eastland, a footwear manufacturer, is a related interest of Director James Klein, a one-third owner and President of Eastland. Eastland has a $7.0 million revolving loan with the Bank, of which Eastland had drawn $2.93 million as of September 30, 2014. The loan’s interest rate is the Sterling National Bank (SNB) base rate plus .50%, or 5.50% as of September 30, 2014. The largest amount of principal outstanding during fiscal year 2014 was $3,494,542 at November 4, 2013. During fiscal year 2014, due to its revolving nature, the amount of principal paid by Eastland on the loan was $0, and the amount of interest paid by Eastland on the loan was $130,768. The loan was made on substantially the same terms and conditions (including interest rate and collateral), and following credit underwriting procedures that were not less stringent than those prevailing for comparable transactions by the Bank with other persons not covered by Regulation O.

For identification of each director determined to be independent, see Item 10, “Directors, Executive Officers and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed to us by Crowe Horwath LLP for professional services rendered by Crowe Horwath LLP for the audit of our annual financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by Crowe Horwath LLP in connection with statutory and regulatory filings and engagements were $735,000 during the fiscal year ended September 30, 2014 and $475,550 during the fiscal year ended September 30, 2013.

Audit Related Fees. The aggregate fees billed to us by Crowe Horwath LLP for assurance and related services rendered by Crowe Horwath LLP that are reasonably related to the performance of the audit and review of the financial statements and services provided in connection with the merger of Provident New York Bancorp and Sterling Bancorp, benefit plan audits, capital offerings and the acquisition of Gotham Bank of New York that are not already reported in “Audit Fees,” were $124,985 during the fiscal year ended September 30, 2014 and $149,905 during the fiscal year ended September 30, 2013.

Tax-Related Fees. The aggregate fees billed to us by Crowe Horwath LLP for professional services rendered by Crowe Horwath LLP for tax consultations and tax compliance were $296,140 during the fiscal year ended September 30, 2014 and $94,980 during the fiscal year ended September 30, 2013.

All Other Fees. The aggregate fees billed to us by Crowe Horwath LLP primarily for internal audit services with respect to regulatory compliance consulting were $71,505 during the fiscal year ended September 30, 2014 and $62,700 during the fiscal year ended September 30, 2013.

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by an independent registered public accounting firm, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee pre-approved 100% of the audit fees and tax-related fees described above during the fiscal years ended September 30, 2014 and 2013.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Schedules

The information required by this Item is included in Part II, Item 8 of this report.

(b) Exhibits.

See Exhibit Index.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of November 4, 2014, by and between Sterling Bancorp and Hudson Valley Holding Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 7, 2014).

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 1, 2013).

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on November 1, 2013).

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 1, 2013).

4.2	Form of Corporate Governance Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 7, 2012).

4.3	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, no instrument which defines the holders of long-term debt of the Company or any of its consolidated subsidiaries is filed herewith. Pursuant to this regulation, the Company hereby agrees to furnish a copy of any such instrument to the Commission upon request.

10.1	Employment Agreement, dated as of June 20, 2011, with Jack L. Kopnisky (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 21, 2011).*

10.2	Form of Amendment to Employment Agreement, dated as of November 26, 2012, with Jack L. Kopnisky (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 26, 2012).*

10.3	Amendment No. 2 to Employment Agreement, dated as of April 3, 2013, with Jack L. Kopnisky (incorporated by reference to Exhibit 10.1 of the Company’s Amendment No. 1 to Current Report on Form 8-K filed on April 9, 2013).*

10.4	Employment Agreement, dated as of November 1, 2013, with Luis Massiani (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 4, 2013).*

10.5	Form of Employment Agreement, dated as of November 22, 2011, with Rodney Whitwell (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K filed on December 14, 2012).*

10.6	Form of Reinstated Employment Agreement, dated as of November 26, 2012, with Rodney Whitwell (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on November 27, 2012).*

10.7	Employment Agreement, dated as of November 1, 2013, with David S. Bagatelle (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 4, 2013).*

10.8	Amendment No. 1 to Employment Agreement, dated as of September 23, 2014, with David S. Bagatelle (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 25, 2014).*

10.9	Employment Agreement, dated as of November 1, 2013, with James R. Peoples (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 4, 2013).*

10.10	Employment Agreement dated as of April 3, 2013, with Michael Bizenov.*, **

10.11	Employment Agreement, dated as of April 3, 2013, with Howard M. Applebaum.*, **

10.12	Services and Covenant Agreement, dated as of April 3, 2013, by and between the Company and Louis J. Cappelli (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2013).*

10.13	Services and Covenant Agreement, dated as of April 3, 2013, by and between the Company and John C. Millman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 1, 2013).*

10.14	Retention Award Letter, dated as of May 13, 2013, with Daniel G. Rothstein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 14, 2013).*

10.15	Provident Bank Amended and Restated 1995 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2008 (File No. 0-25233)).*

10.16	Provident Bank 2005 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2008 (File No. 0-25233)).*

10.17	Provident Bank 2000 Stock Option Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on January 18, 2000 (File No. 0-25233)).*

10.18	Provident Bancorp, Inc. 2004 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on January 19, 2005 (File No. 0-25233)).*

10.19	Form of Stock Option Agreement, dated as of July 6, 2011, between the Company and Jack L. Kopnisky (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).*

10.20	Form of Restricted Stock Award Notice, dated as of July 6, 2011, between the Company and Jack L. Kopnisky (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011)).*

10.21	Form of Performance-Based Restricted Stock Award Notice, dated as of July 6, 2011, between the Company and Jack L. Kopnisky (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).*

10.22	Provident Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 1, 2011).*

10.23	Sterling Bancorp 2014 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, filed on January 10, 2014).*

10.24	Sterling Bancorp Stock Incentive Plan (incorporated by reference to Exhibit 10 to Legacy Sterling’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-05273)).*

10.25	Form of Sterling Bancorp 2013 Employment Inducement Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Post Effective Amendment on Form S-8 to Form S-4 filed on November 1, 2013).*

10.26	Form of Restricted Stock Unit Award Agreement Pursuant to the Provident New York Bancorp 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 1, 2013).*

10.27	Form of Restricted Stock Award Agreement Pursuant to the Provident New York Bancorp 2012 Stock Incentive Plan.*,**

10.28	Form of Stock Option Award Agreement Pursuant to the Provident New York Bancorp 2012 Stock Incentive Plan.*,**

10.29	Form of Performance-Based Stock Award Agreement Pursuant to the Provident New York Bancorp 2012 Stock Incentive Plan.*,**

10.30	Form of Restricted Stock Award Agreement Pursuant to the Sterling Bancorp 2014 Stock Incentive Plan.*,**

10.31	Form of Stock Option Award Agreement Pursuant to the Sterling Bancorp 2014 Stock Incentive Plan.*,**

10.32	Form of Performance-Based Stock Award Agreement Pursuant to the Sterling Bancorp 2014 Stock Incentive Plan.*,**

21	Subsidiaries of Registrant.**

23	Consent of Crowe Horwath LLP.**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as amended by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates management contract or compensatory plan or arrangement.
**	Previously filed with the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING BANCORP

Date: January 23, 2015	/s/ Jack L. Kopnisky
Jack L. Kopnisky
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jack L. Kopnisky	By:	/s/ Luis Massiani
	Jack L. Kopnisky		Luis Massiani
	President, Chief Executive Officer and Director		Senior Executive Vice President
	Principal Executive Officer		Chief Financial Officer
Date:	January 23, 2015		Principal Financial Officer
Principal Accounting Officer
		Date:	January 23, 2015

By:	/s/ Louis J. Cappelli
Date:	Louis J. Cappelli Chairman of the Board of Directors January 23, 2015

By:	/s/ Robert Abrams	By:	/s/ James F. Deutsch	By:	/s/ Navy E. Djonovic
Date:	Robert Abrams Director January 23, 2015	Date:	James F. Deutsch Director January 23, 2015	Date:	Navy E. Djonovic Director January 23, 2015

By:	/s/ Fernando Ferrer	By:	/s/ William F. Helmer	By:	/s/ Thomas G. Kahn
Date:	Fernando Ferrer Director January 23, 2015	Date:	William F. Helmer Director January 23, 2015	Date:	Thomas G. Kahn Director January 23, 2015

By:	/s/ James B. Klein	By:	/s/ Robert W. Lazar	By:	/s/ John C. Millman
Date:	James B. Klein Director January 23, 2015	Date:	Robert W. Lazar Director January 23, 2015	Date:	John C. Millman Director January 23, 2015

By:	/s/ Richard O’Toole	By:	/s/ Burt Steinberg
Date:	Richard O’Toole Director January 23, 2015	Date:	Burt Steinberg Director January 23, 2015