Form 10-KT
period 2014-12-31
STERLING BANCORP
filed 2015-03-06
CIK 1070154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from October 1, 2014 to December 31, 2014 Commission File Number: 001-35385
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐     NO  ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of June 30, 2014 was $1,003,206,348.

As of March 4, 2015 there were 91,092,821 outstanding shares of the Registrant’s common stock.
___________________________________
DOCUMENT INCORPORATED BY REFERENCE
Proxy Statement for the Annual Meeting of Stockholders (part III) to be filed within 120 days after the end of the Registrant’s year ended December 31, 2014.

STERLING BANCORP
FORM 10-K TABLE OF CONTENTS
December 31, 2014

PART I

ITEM 1.	Business

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

Sterling Bancorp
Sterling Bancorp (“Sterling,” “we,” “our,” “ours,” “us” or the “Company”) is a Delaware corporation, bank holding company and financial holding company that owns all of the outstanding shares of common stock of its principal subsidiary, Sterling National Bank (the “Bank”). At December 31, 2014, Sterling had, on a consolidated basis, $7.4 billion in assets, $5.2 billion in deposits, stockholders’ equity of $975.2 million and 83,927,572 shares of common stock outstanding. Our financial condition and results of operations are discussed herein on a consolidated basis with the Bank.

On October 31, 2013, when we were formerly known as Provident New York Bancorp (“Legacy Provident”) and the parent company of Provident Bank, we acquired Sterling Bancorp (“Legacy Sterling”) through a merger. Legacy Provident was the accounting acquirer and surviving entity. At that time, we became a bank holding company and a financial holding company as defined by the Bank Holding Company Act of 1956, as amended, or the BHC Act. Legacy Sterling’s principal subsidiary, Sterling National Bank, merged into our principal subsidiary Provident Bank. Provident Bank changed its legal entity name to Sterling National Bank. We refer to the transactions detailed above collectively as the “Provident Merger”.

The Provident Merger was a stock-for-stock transaction valued at $457.8 million based on the closing price of our common stock on October 31, 2013. Under the terms of the Provident Merger, each share of Legacy Sterling was converted into the right to receive 1.2625 shares of our common stock. Consistent with our strategy of expanding in the greater New York metropolitan region, we believe the Provident Merger has created a larger, more diversified company and accelerated the build-out of our differentiated strategy targeting small-to-middle market commercial clients and consumers. See additional disclosure regarding the Provident Merger in Note 2. “Acquisitions” to the consolidated financial statements.

Change in Fiscal Year End
On January 27, 2015, the Board of Directors amended the Company’s bylaws to change the fiscal year end from September 30 to December 31. Accordingly, we are filing this transition report on Form 10-K for the three month transition period ended December 31, 2014, including audited consolidated financial statements for the three months ended December 31, 2014.

Pending Acquisition of Hudson Valley Holding Corp.
On November 5, 2014, we announced the signing of a definitive merger agreement with Hudson Valley Holding Corp. (“Hudson Valley”), a New York corporation (NYSE: HVB) (the “HVB Merger”). In the HVB Merger, which is a stock-for-stock transaction valued at $541.4 million based on the closing price of Company common stock on November 4, 2014, Hudson Valley shareholders will receive a fixed ratio of 1.92 shares of Company common stock for each share of Hudson Valley common stock. Upon closing, the Company’s shareholders will own approximately 70% of stock in the combined company and Hudson Valley shareholders will own approximately 30%. Immediately following the HVB Merger, Hudson Valley’s wholly owned subsidiary, Hudson Valley Bank, N.A., will merge with and into the Bank, with Sterling National Bank as the surviving entity.

On a pro forma combined basis, for the three months ended December 31, 2014, the companies had revenue of $101.3 million and $17.0 million in net income; and for the fiscal year ended September 30, 2014, the companies had revenue of $366.8 million and $23.6 million in net income. Upon completion of the HVB Merger, the combined company is expected to have approximately $10.8 billion in assets, $6.6 billion in gross loans, and deposits of $8.0 billion. The HVB Merger will further the Company’s strategy of expanding in the greater New York metropolitan region by providing the Company with a significant presence and deposit market share in Westchester County, New York, and will create an opportunity to realize significant operating expense savings. The transaction is expected to be accretive to earnings per share in 2015 and 2016.

The transaction is subject to approval by shareholders from both companies, regulatory approval and other customary closing conditions, and is expected to close in the second calendar quarter of 2015.

February 2015 Common Equity Capital Raise
On February 11, 2015, the Company issued 6,900,000 shares of its $0.01 par value common stock to institutional investors at $13.00 per share. The offering was made pursuant to a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on

February 4, 2015. The Company received proceeds net of underwriting discounts, commissions and expenses of $84.8 million. The net proceeds will be used for general corporate purposes and the funding of potential acquisitions of specialty commercial lending businesses, including the acquisition of Damian Services Corporation, a payroll finance services provider, which closed on February 27, 2015.

July 2013 Senior Notes Capital Raise
In connection with the Provident Merger, the Company completed the offering of $100 million of its senior notes (the “Senior Notes”) on July 2, 2013. The Senior Notes, which bear interest at 5.50% annually, were issued under an indenture dated July 2, 2013 (the “Indenture”) between the Company and U.S. Bank National Association, as trustee. The Senior Notes were sold in a private placement and resold by the initial purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).

The Senior Notes are unsecured obligations of the Company and rank equally with all other unsecured, unsubordinated indebtedness, and will be effectively subordinated to any secured indebtedness to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to the existing and future indebtedness of the Company’s subsidiaries. Interest on the Senior Notes is payable on January 2 and July 2 and began January 2, 2014. Interest is calculated on the basis of a 360-day year of twelve 30-day months. The Senior Notes will mature on July 2, 2018.

Sterling National Bank
The Bank is a full-service regional bank founded in 1888. Headquartered in Montebello, New York, the Bank specializes in the delivery of services and solutions to business owners, their families and consumers within the communities we serve through teams of dedicated and experienced relationship managers. Sterling National Bank offers a complete line of commercial, business, and consumer banking products and services. As of December 31, 2014, the Bank had $7.4 billion in assets, $5.2 billion in deposits and 829 full-time equivalent employees.

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

Additional Information
The Company’s website (www.sterlingbancorp.com) contains a direct link to the Company’s filings with the Securities and Exchange Commission (“SEC”), including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these filings, registration statements on Form S-3 and Form S-4, as well as ownership reports on Forms 3, 4 and 5 filed by the Company’s directors and executive officers. Copies may also be obtained, without charge, by written request to Sterling Bancorp, 400 Rella Boulevard, Montebello, New York 10901, Attention: Investor Relations. Sterling’s website is not part of this Annual Report on Form 10-K.

Strategy
Through the Bank, the Company operates as a regional bank providing a broad offering of deposit, lending and wealth management products to commercial, consumer and municipal clients in its market area. The Bank seeks to differentiate itself by focusing on the following principles:

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

We deploy a team-based distribution strategy in which clients are served by a focused and experienced group of relationship managers that are responsible for all aspects of the client relationship and delivery of our products and services. A significant portion of the Bank’s organic growth in calendar 2014 was driven by the recruitment of new teams. As of December 31, 2014, the Bank had 21 commercial banking teams. We expect to continue to grow deposits and loan balances through the addition of new teams.

The Bank focuses on building client relationships that allow us to gather low cost, core deposits and originate high quality loans. The Bank maintains a disciplined pricing strategy on deposits that allows us to compete for loans while maintaining an appropriate spread over funding costs. We offer diverse loan products to commercial businesses, real estate owners, real estate developers and consumers. We have continued to emphasize growth in our commercial loan balances;  as a result, we believe that we have a high quality, diversified loan portfolio with a favorable mix of loan types, maturities and yields.

The Company augments organic growth with opportunistic acquisitions of banks and other financial services businesses. Between fiscal 2012 and February 2015, the Company completed three acquisitions, including: Gotham Bank of New York in August 2012; Legacy Sterling on October 31, 2013 and Damian Services Corporation, which is discussed above. These acquisitions have supported the expansion of the Company into attractive markets and diversified businesses. See additional disclosure of our acquisitions in Note 2. “Acquisitions” to the consolidated financial statements.

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

Employees
As of December 31, 2014, we had 829 full-time equivalent employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Supervision and Regulation

General
The Company and the Bank are subject to extensive regulation under federal and state laws. The regulatory framework is intended primarily for the protection of depositors, consumers, federal deposit insurance funds and the banking system as a whole and not for the protection of stockholders and creditors.

Significant elements of the laws and regulations applicable to the Company and the Bank are described below. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to Sterling and its subsidiaries could have a material effect on the business, financial condition and results of operations of the Company.  While the Bank currently has less than $10 billion in assets, after the completion of the HVB Merger, the Bank’s total assets are expected to exceed $10 billion, thus subjecting it to additional supervision and regulation, including by the Consumer Financial Protection Bureau (“CFPB”), with such additional supervision and regulation discussed throughout this section.

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

Regulatory Agencies
Sterling Bancorp is a legal entity separate and distinct from Sterling National Bank and its other subsidiaries. As a bank and a financial holding company, Sterling Bancorp is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and its subsidiaries are subject to inspection, examination and supervision by the FRB as its primary federal regulator.

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

Sterling believes that, as of December 31, 2014, its bank subsidiary, Sterling National Bank, was “well capitalized” based on the aforementioned ratios. For further information regarding the capital ratios and leverage ratio of the Company and the Bank, see the discussion under the section captioned “Capital and Liquidity” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14. “Stockholders’ Equity - Regulatory Capital Requirements” in the notes to consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”, elsewhere in this report.

Basel III Capital Rules
In July 2013, the Company’s and the Bank’s primary federal regulators, the FRB and the OCC, respectively, approved final rules known as the “Basel III Capital Rules” that substantially revise the risk-based capital and leverage capital requirements applicable to bank holding companies and depository institutions with total consolidated assets of $500 million or more, including the Company and the Bank. The Basel III Capital Rules address the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios. Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules came into effect for the Company and the Bank on January 1, 2015 (subject to a phase-in period).

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

Management believes that, as of December 31, 2014, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income.

Dividend Restrictions
The Company depends on funds maintained or generated by its subsidiaries, principally the Bank, for its cash requirements. Various legal restrictions limit the extent to which the Bank can pay dividends or make other distributions to the Company. All national banks are limited in the payment of dividends without the approval of the OCC to an amount not to exceed the net profits (as defined by OCC regulations) for that year-to-date combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the foregoing restrictions, and while maintaining its “well capitalized” status, as of December 31, 2014, the Bank could pay dividends of approximately $43.8 million to the Company, without obtaining regulatory approval. This is not necessarily indicative of amounts that may be paid or are available to be paid in future periods.

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

FDIC deposit insurance expense totaled $1.2 million and $940 thousand for the three months ended December 31, 2014 and 2013 and $5.0 million, $2.4 million and $2.5 million for the fiscal years ended September 30, 2014 , 2013 and 2013, respectively. FDIC deposit insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding bonds issued by FICO in the late 1980s to recapitalize the now defunct Federal Savings & Loan Insurance Corporation. The FICO assessments will continue until the bonds mature in 2017 to 2019.

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

Loans to One Borrower
The Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2014, the Bank was in compliance with the loans-to-one-borrower limitations.

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

Stress Testing
On October 9, 2012, the FDIC and the FRB issued final rules requiring certain large insured depository institutions and bank holding companies to conduct annual capital-adequacy stress tests. Recognizing that banks and their parent holding companies may have different primary federal regulators, the FDIC and FRB have attempted to ensure that the standards of the final rules are consistent and comparable in the areas of scope of application, scenarios, data collection, reporting, and disclosure. To implement section 165(i) of the Dodd-Frank Act, the rules would apply to FDIC-insured state non-member banks and bank holding companies with total consolidated assets of more than $10 billion (“covered institutions”). While the Bank currently has less than $10 billion in assets, after completion of the HVB Merger, the Bank’s total assets are expected to exceed $10 billion. The final rule requirement for public disclosure of a summary of the stress testing results for $10 billion to $50 billion covered institutions is being implemented starting with the 2014 stress test, with the disclosure occurring by June 30, 2015. The final rules define a stress test as a process to assess the potential impact of economic and financial scenarios on the consolidated earnings, losses and capital of the covered institution over a set planning horizon, taking into account the current condition of the covered institution and its risks, exposures, strategies and activities.
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

Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York (“FHLBNY”), the Bank is required to acquire and hold shares of capital stock of the FHLBNY in an amount at least equal to the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For the Bank, the membership stock purchase requirement is 0.15% of the Mortgage-Related Assets, as defined by the FHLBNY, which consists principally of residential mortgage loans and mortgage-backed securities, held by the Bank. The activity-based stock purchase requirement is equal to the sum of: (1) a specified percentage ranging from 4.0% to 5.0%, which for the Bank is 4.5%, of outstanding borrowings from the FHLBNY; (2) a specified percentage ranging from 4.0% to 5.0%, which for the Bank is inapplicable, of the outstanding principal balance of Acquired Member Assets, as defined by the FHLBNY, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which for the Bank is inapplicable; and (4) a specified percentage ranging from 0% to 5%, which for the Bank is inapplicable, of the carrying value on the FHLBNY’s balance sheet of derivative contracts between the FHLBNY and the Bank. The FHLBNY can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLBNY capital plan. As of December 31, 2014, the Bank was in compliance with the minimum stock ownership requirement.

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

The Dodd-Frank Act also significantly impacts the various consumer protection laws, rules and regulations applicable to financial institutions. First, it rolls back the federal preemption of state consumer protection laws that was enjoyed by national banks by (1) requiring that a state consumer financial law prevent or significantly interfere with the exercise of a national bank’s powers before it can be preempted, (2) mandating that any preemption decision be made on a case by case basis rather than a blanket rule, and (3) ending the applicability of preemption to subsidiaries and affiliates of national banks. As a result, we may now be subject to state consumer protection laws in each state where we do business, and those laws may be interpreted and enforced differently in each state. In addition, the Dodd-Frank Act created the CFPB, which has assumed responsibility for supervising financial institutions which have assets of $10 billion or more for their compliance with the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Savings Act, among others (institutions which have assets of $10 billion or less will continue to be supervised in this area by their primary federal regulators). While the Bank currently has less than $10 billion in assets, after the completion of the HVB Merger we believe that the Bank’s total assets will exceed $10 billion, thus making it subject to the CFPB’s supervision. Thus, in addition to a variety of new consumer protection laws, rules and regulations that we may be subject to, the Bank may also be subject to a new agency with evolving regulations and practices.

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

In addition, and as mentioned above in “Risk Factors - Recent legislative and regulatory initiatives to support the financial services industry have been coupled with numerous restrictions and requirements that could detrimentally affect our business,” the Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements and annual stress testing requirements. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities. To ensure compliance with these heightened requirements when effective, our regulators may require us to fully comply with these requirements or take actions to prepare for compliance even before the completion of the HVB Merger, when our and the Bank’s total assets are expected to exceed $10 billion. As a result, we may incur compliance-related costs before we might otherwise be required. Our regulators may also consider our preparation for compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters.

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
The Company accounts for goodwill and other intangible assets in accordance with GAAP (as defined below), which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level using the two step approach. Testing for impairment of goodwill and intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of December 31, 2014, the fair value of Sterling Bancorp shares exceeds the recorded book value. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.

Commercial real estate, commercial & industrial and ADC loans expose us to increased risk and earnings volatility.
We consider our commercial real estate loans, commercial & industrial loans and ADC loans to be higher risk categories in our loan portfolio. These loans are particularly sensitive to economic conditions. At December 31, 2014, our portfolio of commercial real estate loans, including multi-family loans, totaled $1.8 billion, or 38.3% of total loans, our portfolio of commercial & industrial loans (including payroll finance, warehouse lending, factored receivables and equipment finance) totaled $2.1 billion, or 44.5% of total loans, and our portfolio of ADC loans totaled $97.0 million, or 2.0% of total loans. We plan to continue to emphasize the origination of these types of loans, other than ADC loans, which we now make only on an exception basis.

Commercial real estate loans generally involve a higher degree of credit risk than residential loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend on the successful operation and management of the businesses which hold the loans, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In the case of commercial & industrial loans, although we strive to maintain high credit standards and limit exposure to any one borrower, the collateral for these loans often consists of accounts receivable, inventory and equipment. This type of collateral typically does not yield substantial recovery in the event we need to foreclose on it and may rapidly deteriorate, disappear, or be misdirected in advance of foreclosure. This adds to the potential that our charge-offs will be more volatile than we have experienced in the past, which could significantly negatively affect our earnings in any quarter. In addition, some of our ADC loans pose higher risk levels than the levels expected at origination, as projects may stall or sell at prices lower than expected. We continue to seek pay downs on loans with or without sales activity. While this portfolio may cause us to incur additional bad debt expense even if losses are not realized, such loans only comprise 2.0% of our loan portfolio.

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
Our financial condition and results of operations are significantly affected by changes in market interest rates. Our results of operations substantially depend on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. In recent years, our balance sheet has become more asset sensitive because our assets mature or re-price at a faster pace than our liabilities. If interest rates were to continue at existing levels or decline, net interest income would be adversely affected as asset yields would be expected to decline at faster rates than deposit or borrowing costs. A decline in net interest income may also occur, offsetting a portion or all gains in net interest income from assets re-pricing and increases in volume, if competitive market pressures limit our ability to maintain or lag deposit costs. Wholesale funding costs may also increase at a faster pace than asset re-pricing. As of December 31, 2014, we have $200.0 million in structured advances with the FHLB at an average cost of 4.23%. If interest rates were to approach or exceed this level, the FHLB may call those borrowings and offer replacement borrowings at current market rates which would be higher.

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

Changes in interest rates also affect the value of our interest earning assets and in particular our securities portfolio. Generally, the value of our securities fluctuates inversely with changes in interest rates. At December 31, 2014, our available for sale securities portfolio totaled $1.1 billion. Decreases in the fair value of securities available for sale could have an adverse effect on stockholders’ equity.

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

Moreover, as noted previously, Hudson Valley and the Company have entered into a definitive agreement to merge the two companies. The HVB Merger will be subject to regulatory approval and the approval of both companies’ shareholders, and there can be no assurance that such approvals will be obtained in a timely manner or at all. Even if the approvals are obtained, the success of the HVB Merger, including anticipated benefits and cost savings, will depend, in part, on the Company’s ability to successfully combine and integrate the businesses of the predecessor companies in a manner that permits growth opportunities and does not result in the loss of key employees, the disruption of either company’s ongoing businesses, including existing customer relationships, or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the HVB Merger. Such integration will likely require the consolidation of financial centers in overlapping market areas to reduce redundancy and promote efficiency. As was the case with the Provident Merger in the quarter ended December 31, 2013, consolidation of overlapping financial centers following the HVB Merger may result in restructuring charges, charges for asset write-downs and severance costs that we may not recoup until a date in the future, if at all. If the Company experiences difficulties with the integration process, the anticipated benefits of the HVB Merger may not be realized fully or at all, or may take longer to realize than expected.

Our results of operations, financial condition or liquidity may be adversely impacted by issues arising from certain industry deficiencies in foreclosure practices, including delays and challenges in the foreclosure process.
Over the past few years, foreclosure time lines have increased due to, among other reasons, delays associated with the significant increase in the number of foreclosure cases as a result of the economic downturn, federal and state legal and regulatory actions, including additional consumer protection initiatives related to the foreclosure process and voluntary and, in some cases, mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure. Residential mortgages in particular may present us with foreclosure process issues. Residential mortgages, for example, are 11% of our total loan portfolio at December 31, 2014, but constitute 35.5% of our non-accrual loans on the same date. Collateral for many of our residential loans is located within the State of New York, where there may continue to be foreclosure process and timeline issues. Further increases in the foreclosure time-line may have an adverse effect on collateral values and our ability to minimize our losses.

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

We maintain our executive offices, commercial banking division, wealth management and back office operations departments at a leased facility located at 400 Rella Boulevard, Montebello, New York consisting of 67,156 square feet. At December 31, 2014, we conducted our business through 32 full-service retail and commercial financial centers which serve the New York Metro Market and the New York Suburban Market. Of these financial centers, seven are located in Orange County, New York and nine in Rockland County, New York. We operate a total of five offices in Ulster, Sullivan, Westchester and Putnam Counties in New York, eight offices in New York City, two offices in Long Island and 1 office in Bergen County, New Jersey. Additionally, 12 of our financial centers are owned and 20 are leased.

In addition to our financial center network and corporate headquarters, we lease four additional properties which are used for general corporate purposes and 25 other real estate owned properties located in Putnam, Orange, Rockland, Sullivan and Ulster counties. See Note 5. “Premises and Equipment, net” to the consolidated financial statements for further detail on our premises and equipment.

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

Common Stock Market Prices and Dividends
The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “STL”. The following table sets forth the high and low intra-day sales prices per share of our common stock and the cash dividends declared per share for the past two fiscal years. For a discussion of when the dividends were actually paid, see “Capital” in the “Liquidity and Capital Resources Section.”

Quarter ended	High	Low	Cash dividends declared
December 31, 2014	$14.62	$12.46	$0.07
September 30, 2014	13.34	11.60	0.07
June 30, 2014	13.00	10.84	0.07
March 31, 2014	13.34	11.73	0.07
December 31, 2013	13.52	10.71	—
September 30, 2013	11.32	9.36	0.12
June 30, 2013	9.55	8.69	0.06
March 31, 2013	9.71	8.59	0.06
December 31, 2012	9.83	8.62	0.06

As of December 31, 2014, there were 83,927,572 shares of the Company’s common stock outstanding held by 5,371 holders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms). The closing price per share of common stock on December 31, 2014, the last trading day of the Company’s fiscal year, was $14.38.
The Board is committed to continuing to pay regular cash dividends; however, there can be no assurance as to future dividends because they are dependent upon the Company’s future earnings, capital requirements and financial condition. In connection with the Provident Merger, the Company accelerated the dividend that would have been regularly declared in the quarter ended December 31, 2013 to the quarter ended September 30, 2013. Therefore, the Company declared cash dividends of $0.12 per share in the quarter ended September 30, 2013 and did not declare a dividend in the quarter ended December 31, 2013.
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

Performance at	September 30,						December 31,
Index	2009	2010	2011	2012	2013	2014	2014
Sterling Bancorp	100.00	87.85	60.94	98.53	114.03	133.93	150.58
S&P 500 Index	100.00	107.96	107.03	136.29	159.07	186.58	194.77
SNL Mid-Atlantic Bank Index	100.00	89.41	69.79	90.93	119.94	135.12	141.74
This stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this transition report on Form 10-K under the Securities Act, or the Securities Exchange Act of 1934, as amended, except to the extent that Sterling Bancorp specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Issuer Purchases of Equity Securities
The following table reports information regarding purchases of the Company’s common stock during the fourth calendar quarter of 2014 and the stock repurchase plan approved by the Board:

	Total Number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
Period (2014)
October 1 — October 31	—	$—	—	776,713
November 1 — November 31	—	—	—	776,713
December 1 — December 31	—	—	—	776,713
Total	—	$—	—

[1]	The Company announced its fifth repurchase program on December 17, 2009 authorizing the repurchase of 2,000,000 shares of which 776,713 remain available for repurchase.

ITEM 6.	Selected Financial Data

The following summary data is based in part on the consolidated financial statements and accompanying notes, and other schedules appearing elsewhere in this transition report on Form 10-K. The information at December 31, 2014, September 30, 2014, September 30, 2013 and September 30, 2012 and for the three months ended December 31, 2014 and the fiscal years ended September 30, 2014, 2013 and 2012 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of Sterling Bancorp that appear in this transition report on Form 10-K. The information at September 30, 2011 and 2010 and the fiscal years then ended is derived in part from audited financial statements that do not appear in this transition report on Form 10-K. The accompanying selected financial data as of December 31, 2013 and for the three months then ended is unaudited. The unaudited information, in the opinion of management, includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of its operations.
See discussion of the Provident Merger in Item 1. “Business”, in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Note 2. “Acquisitions” in the consolidated financial statements. Additional information is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included as Item 7 and Item 8 of this Report, respectively.

	At or for the three months ended December 31,		At or for the fiscal year ended September 30,
	2014	2013	2014	2013	2012	2011	2010
	(Dollars in thousands)
Selected financial condition data:
Period end:
Total assets	$7,424,822	$6,667,437	$7,337,387	$4,049,172	$4,022,982	$3,137,402	$3,021,025
Loans, net (4)	4,773,267	4,127,141	4,719,826	2,384,021	2,091,190	1,675,882	1,670,698
Securities available for sale	1,140,846	1,153,313	1,110,813	954,393	1,010,872	739,844	901,012
Securities held to maturity	572,337	486,902	579,075	253,999	142,376	110,040	33,848
Deposits	5,212,325	4,920,564	5,298,654	2,962,294	3,111,151	2,296,695	2,142,702
Borrowings	1,111,553	696,270	939,069	560,986	345,176	323,522	363,751
Stockholders’ equity	975,200	925,109	961,138	482,866	491,122	431,134	430,955
Average:
Total assets	$7,340,332	$6,013,816	$6,757,094	$3,815,609	$3,195,299	$2,949,251	$2,913,560
Loans, net (4)	4,681,633	3,497,380	4,120,749	2,216,871	1,806,136	1,665,360	1,656,016
Securities available for sale	1,144,077	1,138,504	1,175,618	950,628	801,792	880,624	836,130
Securities held to maturity	577,044	456,260	517,270	172,642	165,722	28,787	42,903
Deposits	5,342,787	4,337,156	4,921,930	2,856,640	2,366,263	2,082,727	1,978,380
Borrowings	902,299	709,126	814,409	446,916	356,296	422,816	488,330
Stockholders’ equity	973,089	781,765	906,134	489,412	447,065	427,290	425,408
Selected income statement data:
Interest and dividend income	$68,087	$52,711	$246,906	$132,061	$115,037	$112,614	$119,774
Interest expense	7,850	6,835	28,918	19,894	18,573	21,324	26,440
Net interest income	60,237	45,876	217,988	112,167	96,464	91,290	93,334
Provision for loan losses	3,000	3,000	19,100	12,150	10,612	16,584	10,000
Net interest income after provision for loan losses	57,237	42,876	198,888	100,017	85,852	74,706	83,334
Non-interest income	13,957	9,148	47,370	27,692	32,152	29,951	27,201
Non-interest expense	45,814	72,974	208,428	91,041	91,957	90,111	83,170
Income (loss) before income tax expense (benefit)	25,380	(20,950)	37,830	36,668	26,047	14,546	27,365
Income tax expense (benefit)	8,376	(6,948)	10,152	11,414	6,159	2,807	6,873
Net income (loss)	$17,004	$(14,002)	$27,678	$25,254	$19,888	$11,739	$20,492
Per share data:
Basic earnings per share	$0.20	$(0.20)	$0.34	$0.58	$0.52	$0.31	$0.54
Diluted earnings per share	0.20	(0.20)	0.34	0.58	0.52	0.31	0.54
Dividends declared per share	0.07	—	0.21	0.30	0.24	0.24	0.24
Dividend payout ratio	35.0%	NA	61.8%	51.7%	45.2%	77.4%	44.4%
Book value per share	$11.62	$11.02	$11.49	$10.89	$11.12	$11.39	$11.26
Common shares outstanding:
Weighted average shares basic	83,831,380	70,493,305	80,268,970	43,734,425	38,227,653	37,452,596	37,161,180
Weighted average shares diluted	84,194,916	70,493,305	80,534,043	43,783,053	38,248,046	37,453,542	38,185,122
_________________________
See legend on the following page.

	At or for the three months ended December 31,		At or for the fiscal year ended September 30,
	2014	2013	2014	2013	2012	2011	2010
	(Dollars in thousands)
Performance ratios:
Return on average assets	0.92%	(0.92)%	0.41%	0.63%	0.62%	0.40%	0.70%
Return on average equity	6.9	(7.1)	3.1	5.2	4.5	2.8	4.8
Net interest margin (1)	3.70	3.58	3.74	3.37	3.51	3.65	3.78
Core operating efficiency ratio(2)	54.0	65.4	59.4	63.7	69.7	72.1	69.1
Capital ratios (Company):(3)
Equity to total assets at end of period	13.13%	13.85%	13.10%	11.90%	12.21%	13.74%	14.27%
Average equity to average assets	13.26	13.00	13.41	12.82	13.99	14.49	14.60
Tier 1 leverage ratio	8.21	9.44	8.12	—	—	—	—
Tier 1 risk-based capital ratio	10.43	11.01	10.33	—	—	—	—
Total risk-based capital ratio	11.22	11.66	11.10	—	—	—	—
Regulatory capital ratios (Bank):
Tier 1 leverage ratio	9.39%	10.58%	9.34%	9.33%	7.56%	8.14%	8.43%
Tier 1 risk-based capital ratio	12.00	12.48	11.94	13.18	12.16	11.85	12.09
Total risk-based capital ratio	12.79	13.13	12.71	14.24	13.36	13.03	13.34
Asset quality data and ratios:
Allowance for loan losses	$42,374	$30,612	$40,612	$28,877	$28,282	$27,917	$30,843
Non-performing loans (“NPLs”)	46,642	38,442	50,963	26,906	39,814	40,567	26,840
Non-performing assets (“NPAs”)	52,509	50,193	58,543	32,928	46,217	45,958	30,731
Net charge-offs	1,238	1,265	7,365	11,555	10,247	19,510	9,207
NPAs to total assets	0.71%	0.75%	0.80%	0.81%	1.15%	1.46%	1.02%
NPLs to total loans (4)	0.97	0.93	1.07	1.12	1.88	2.38	1.58
Allowance for loan losses to non-performing loans	91	80	80	107	71	69	115
Allowance for loan losses to total loans (4)	0.88	0.74	0.85	1.20	1.47	1.64	1.81
Net charge-offs to average loans	0.10	0.14	0.24	0.52	0.56	1.17	0.56
_________________________

(1)
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

(2)	The core operating efficiency ratio is a non-GAAP measure and is reconciled on page 27.

(3)
Prior to the Provident Merger, the Company was a unitary savings and loan holding company and as a result was not required to maintain or report regulatory capital ratios. The Company became a bank holding company in connection with the Provident Merger and has maintained and reported regulatory capital ratios since December 31, 2013.

(4)	Excludes loans held for sale.

The Company incurred a net loss in the first fiscal quarter of 2014 due mainly to charges and asset write-downs associated with the Provident Merger. The Company recognized charges of $22.2 million for asset write-downs, retention and severance compensation, a write-off of the naming rights to remaining book value of the Provident Bank Ballpark, all of which are included in other non-interest income on the income statement. The charge for asset write-downs was based on the Company’s intent to consolidate several office locations and financial centers. The Company recognized $9.1 million of Merger-related expenses, which included professional advisory fees, legal fees, a portion of change-in-control payments to Legacy Sterling executive officers, costs associated with changing signage at various office and financial center locations and other Merger-related items. In addition, the Company incurred a $2.7 million charge for the settlement of a portion of the Legacy Provident pension plan in December 2013.

The following tables show the reconciliation of the core operating efficiency ratio, core net income and core earnings per share which are non-GAAP financial measures:

	At or for the three months ended December 31,		At or for the fiscal year ended September 30,
	2014	2013	2014	2013	2012	2011	2010
	(Dollars in thousands)
Net interest income	$60,237	$45,876	$217,988	$112,167	$96,464	$91,290	$93,334
Non-interest income	13,957	9,148	47,370	27,692	32,152	29,951	27,201
Total net revenue	74,194	55,024	265,358	139,859	128,616	121,241	120,535
Tax equivalent adjustment on securities interest income	1,546	1,164	5,628	3,060	3,498	4,007	4,186
Net loss (gain) on sale of securities	43	645	(641)	(7,391)	(10,452)	(10,011)	(8,157)
Other than temporary loss on securities	—	—	—	32	47	278	—
Other (other gains and fair value loss on interest rate caps)	—	(93)	(93)	77	(12)	197	1,160
Core total revenue	75,783	56,740	270,252	135,637	121,697	115,712	117,724
Non-interest expense	45,814	72,974	208,428	91,041	91,957	90,111	83,170
Merger-related expense	(502)	(9,068)	(9,455)	(2,772)	(5,925)	(255)	—
Charge for asset write-downs, banking systems conversion, retention and severance	(2,493)	(22,167)	(26,591)	(564)	—	(3,201)	—
Gain on sale of financial center and redemption of TRUPs	—	—	1,637	—	—	—	—
Charge on benefit plan settlement	—	(2,743)	(4,095)	—	—	(1,772)	—
Amortization of intangible assets	(1,873)	(1,875)	(9,408)	(1,296)	(1,245)	(1,426)	(1,849)
Core non-interest expense	$40,946	$37,121	$160,517	$86,409	$84,787	$83,457	$81,321
Core operating efficiency ratio	54.0%	65.4%	59.4%	63.7%	69.7%	72.1%	69.1%

	At or for the three months ended December 31,		At or for the fiscal year ended September 30,
	2014	2013	2014	2013	2012	2011	2010
	(Dollars in thousands)
Income (loss) before income tax expense	$25,380	$(20,950)	$37,830	$36,668	$26,047	$14,546	$27,365
Income tax expense (benefit)	8,376	(6,948)	10,152	11,414	6,159	2,807	6,873
Net income (loss)	17,004	(14,002)	27,678	25,254	19,888	11,739	20,492
Net loss (gain) on sale of securities	43	645	(641)	(7,391)	(10,452)	(10,011)	(8,157)
Gain on sale of financial center and redemption of TRUPs	—	—	(1,637)	—	—	—	—
Merger-related expense	502	9,068	9,455	2,772	5,925	255	—
Charge for asset write-downs, banking systems conversion, retention and severance	2,493	22,167	26,591	564	—	3,201	—
Charge on benefit plan settlement	—	2,743	4,095	—	—	1,772	—
Amortization of non-compete agreements	859	998	5,489	—	—	—	—
Total charges (gains)	3,897	35,621	43,352	(4,055)	(4,527)	(4,783)	(8,157)
Income tax (benefit) expense	(1,286)	(11,814)	(13,188)	1,245	1,070	923	2,049
Total non-core charges (gains) net of taxes	2,611	23,807	30,164	(2,810)	(3,457)	(3,860)	(6,108)
Core net income	$19,615	$9,805	$57,842	$22,444	$16,431	$7,879	$14,384
Weighted average diluted shares	84,194,916	70,493,305	80,534,043	43,783,053	38,248,046	37,453,542	38,185.122
Diluted EPS as reported	$0.20	$(0.20)	$0.34	$0.58	$0.52	$0.31	$0.54
Core diluted EPS (excluding total charges)	0.23	0.14	0.72	0.51	0.43	0.21	0.38

The Company believes the non-GAAP information shown above provides useful information to investors to assess the Company’s core operating performance.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	adverse publicity, regulatory actions or litigation with respect to us or other well-known companies and the financial services industry in general and a failure to satisfy regulatory standards;

•	the effects of and changes in monetary and fiscal policies of the Board of Governors of the Federal Reserve System and the U.S. Government, respectively;

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

Additional factors that may affect our results are discussed in this Transition Report on Form 10-K under “Item 1A, Risk Factors” and elsewhere in this Report or in other filings with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. You should read such statements carefully.

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

General
The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2014 and September 30, 2014 and 2013 and results of operations for the transition period from October 1, 2014 through December 31, 2014, October 1, 2013 through December 31, 2013 and for the fiscal years ended September 30, 2014, 2013 and 2012. The Provident Merger and the acquisition of Gotham Bank of New York were accounted for as purchase transactions, and accordingly, their related results of operations are included from the date of acquisition. The discussion and analysis should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other information contained in this report.

We completed the Provident Merger on October 31, 2013. This acquisition was consistent with our strategy of expanding in the greater New York metropolitan region and focusing on commercial banking. We believe the Provident Merger has created a larger, more profitable company by combining Legacy Provident’s differentiated team-based distribution channels with Legacy Sterling’s diverse commercial and consumer lending product capabilities. The Provident Merger has allowed us to accelerate loan growth, improve our ability to gather low cost core deposits and generate substantial cost savings and revenue enhancement opportunities.

The Provident Merger has significantly diversified our business. Legacy Sterling was predominately a commercial & industrial lender which has complemented our loan portfolio, which was substantially collateralized by real estate. Further, Legacy Sterling provides us greater non-interest income revenue streams. On a combined basis, our objective is that greater than 20% of our total revenue will consist of non-interest income over time.

Results of Operations
The Company reported net income of $17.0 million, or $0.20 per diluted common share for the three months ended December 31, 2014, compared to a net loss of $(14.0) million, or $(0.20) per common share in the same period a year ago. For the fiscal year ended September 30, 2014, the Company reported net income of $27.7 million, or $0.34 per diluted common share, compared to net income of $25.3 million, or $0.58 per diluted common share, in fiscal 2013. In connection with the Provident Merger, the Company issued 39.1 million common shares, which increased weighted average diluted shares outstanding from 43.8 million in fiscal 2013 to 80.5 million in fiscal 2014.

The table below summarizes the Company’s results of operations on a tax-equivalent basis. Tax equivalent adjustments are the result of increasing income from tax-free securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Selected income statement data, return on average assets, return on average common equity and dividends per common share for the comparable periods follow:

	Three months ended		Fiscal year ended
	December 31,		September 30,
	2014	2013	2014	2013	2012
	(Dollars in thousands)
Tax equivalent net interest income	$61,783	$47,040	$223,616	$115,227	$99,962
Less tax equivalent adjustment	(1,546)	(1,164)	(5,628)	(3,060)	(3,498)
Net interest income	60,237	45,876	217,988	112,167	96,464
Provision for loan losses	3,000	3,000	19,100	12,150	10,612
Non-interest income	13,957	9,148	47,370	27,692	32,152
Non-interest expense	45,814	72,974	208,428	91,041	91,957
Income (loss) before income tax expense	25,380	(20,950)	37,830	36,668	26,047
Income tax expense (benefit)	8,376	(6,948)	10,152	11,414	6,159
Net income (loss)	$17,004	$(14,002)	$27,678	$25,254	$19,888

Earnings per common share - basic	$0.20	$(0.20)	$0.34	$0.58	$0.52
Earnings per common share - diluted	0.20	(0.20)	0.34	0.58	0.52
Dividends per common share	0.07	—	0.21	0.30	0.24
Return on average assets	0.92%	(0.92)%	0.41%	0.63%	0.62%
Return on average equity	6.9	(7.1)	3.1	5.2	4.5
Average equity to average assets	13.26	12.97	13.41	12.83	13.99

Net Income (Loss)
For the three months ended December 31, 2014, net income was $17.0 million compared to a net loss of $(14.0) million for the three months ended December 31, 2013. Results for the three months ended December 31, 2014 reflect the continued execution of our strategy since the Provident Merger as we focus on growing total revenues through organic loan growth and increasing fee income while maintaining strong controls over operating expenses. Given the effective date of the Provident Merger was October 31, 2013, results for the three months ended December 31, 2013 include Legacy Sterling Bancorp only since November 1, 2013 and were impacted by merger-related expense of $9.1 million and charges for asset write-downs, the settlement of benefit plan obligations, and other charges of $22.2 million.

Net income increased $2.4 million to $27.7 million for the fiscal year ended September 30, 2014 compared to fiscal 2013. Results in fiscal 2014 were positively impacted by the Provident Merger and organic growth generated through our commercial banking teams. This resulted in a $108.4 million increase in tax equivalent net interest income and a $19.7 million increase in non-interest income between the periods. Results in fiscal 2014 were also impacted by merger-related expense associated with the Provident Merger, and charges for asset write-downs, the settlement of benefit plan obligations, costs associated with our banking systems conversion and other charges, which totaled $45.6 million. Excluding the impact of these items, net income was $57.8 million, and diluted earnings per share were $0.72 in fiscal 2014. Please refer to Item 6. “Selected Financial Data” for a reconciliation of this non-GAAP financial measure.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income is the the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 81.2% and 82.1% of total revenue in the three months ended December 31, 2014 and the fiscal year ended September 30, 2014, respectively. Net interest margin is the ratio of taxable equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest bearing liabilities impact net interest income and net interest margin.

The Company is primarily funded by core deposits, and non-interest bearing demand deposits are a significant source of funding. This low cost funding base has had a positive impact on the Company’s net interest income and net interest margin and is expected to do so in a rising interest rate environment.

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the three months ended December 31,
	2014			2013
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest earning assets:
Loans (1)	$4,756,015	$56,868	4.74%	$3,516,129	$43,288	4.88%
Securities taxable	1,355,104	7,417	2.17%	1,330,646	6,903	2.06%
Securities tax exempt	366,017	4,408	4.78%	250,520	3,325	5.27%
Interest earning deposits	86,415	41	0.19%	75,076	69	0.36%
FRB and FHLB Stock	65,564	899	5.44%	35,065	290	3.28%
Total interest earning assets	6,629,115	69,633	4.17%	5,207,436	53,875	4.10%
Non-interest earning assets	711,217			806,380
Total assets	$7,340,332			$6,013,816
Interest bearing liabilities:
Demand deposits	$756,217	$163	0.09%	$619,746	$98	0.06%
Savings deposits (2)	685,142	423	0.24%	622,530	258	0.16%
Money market deposits	1,817,091	1,605	0.35%	1,182,858	914	0.31%
Certificates of deposit	457,996	627	0.54%	565,462	564	0.40%
Senior notes(3)	98,435	1,471	5.98%	98,064	1,465	5.93%
Other borrowings	803,864	3,561	1.76%	611,061	3,536	2.30%
Total interest bearing liabilities	4,618,745	7,850	0.67%	3,699,721	6,835	0.73%
Non-interest bearing deposits	1,626,341			1,361,622
Other non-interest bearing liabilities	122,157			172,232
Total liabilities	6,367,243			5,233,575
Stockholders’ equity	973,089			780,241
Total liabilities and stockholders’ equity	$7,340,332			$6,013,816
Net interest rate spread (4)			3.50%			3.37%
Net interest earning assets (5)	$2,010,370			$1,507,715
Net interest margin		61,783	3.70%		47,040	3.58%
Less tax equivalent adjustment		(1,546)			(1,164)
Net interest income		$60,237			$45,876
Ratio of interest earning assets to interest bearing liabilities		143.5%			140.8%
_________________________
See legend on the following page.

	For the fiscal year ended September 30,
	2014			2013			2012
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest earning assets:
Loans (1)	$4,120,749	$202,982	4.93%	$2,216,871	$107,810	4.86%	$1,806,136	$91,010	5.04%
Securities taxable	1,371,703	30,067	2.19%	948,884	17,509	1.85%	778,994	16,537	2.12%
Securities tax exempt	321,185	16,081	5.01%	174,386	8,742	5.01%	188,520	9,996	5.30%
Interest earning deposits	109,626	292	0.27%	59,375	193	0.33%	51,351	127	0.25%
FRB and FHLB Stock	56,104	3,112	5.55%	23,905	867	3.63%	18,901	865	4.58%
Total interest earnings assets	5,979,367	252,534	4.22%	3,423,421	135,121	3.95%	2,843,902	118,535	4.17%
Non-interest earning assets	777,727			392,188			351,397
Total assets	$6,757,094			$3,815,609			$3,195,299
Interest bearing liabilities:
Demand deposits	$706,160	$571	0.08%	$466,110	$391	0.08%	$399,819	$483	0.12%
Savings deposits (2)	622,414	876	0.14%	572,246	973	0.17%	485,624	393	0.08%
Money market deposits	1,458,852	5,096	0.35%	819,442	2,436	0.30%	671,325	2,194	0.33%
Certificates of deposit	554,396	2,421	0.44%	352,469	2,123	0.60%	289,230	2,511	0.87%
Senior notes(3)	98,202	4,401	5.98%	24,478	1,431	5.85%	19,136	753	3.93%
Other borrowings	716,207	15,553	2.17%	422,438	12,540	2.97%	337,160	12,239	3.65%
Total interest bearing liabilities	4,156,231	28,918	0.70%	2,657,183	19,894	0.75%	2,202,294	18,573	0.84%
Non-interest bearing deposits	1,580,108			646,373			520,265
Other non-interest bearing liabilities	114,621			22,641			25,675
Total liabilities	5,850,960			3,326,197			2,748,234
Stockholders’ equity	906,134			489,412			447,065
Total liabilities and stockholders’ equity	$6,757,094			$3,815,609			$3,195,299
Net interest rate spread (4)			3.52%			3.20%			3.33%
Net interest earning assets (5)	$1,823,136			$766,238			$641,608
Net interest margin		223,616	3.74%		115,227	3.37%		99,962	3.51%
Less tax equivalent adjustment		(5,628)			(3,060)			(3,498)
Net interest income		$217,988			$112,167			$96,464
Ratio of interest earning assets to interest bearing liabilities		143.9%			128.8%			129.1%
_________________________________________________

(1)	Includes the effect of net deferred loan origination fees and costs, allowance for loan losses, and non-accrual loans. Includes prepayment fees and late charges.

(2)	Includes club accounts and interest bearing mortgage escrow balances.

(3)
Senior notes represent the notes issued July 2, 2013, as described in Note 8. “Borrowings and Senior Notes” in the consolidated financial statements. The balance of senior notes shown in fiscal 2012 represents FDIC insured senior unsecured debt that was repaid in February 2012.

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

	For the three months ended December 31,			For the fiscal year ended September 30,			For the fiscal year ended September 30,
	2014 vs. 2013			2014 vs. 2013			2013 vs. 2012
	Increase (Decrease) due to		Total increase	Increase (Decrease) due to		Total increase	Increase (Decrease) due to		Total increase
	Volume	Rate	(decrease)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$15,017	$(1,437)	$13,580	$95,915	$(743)	$95,172	$20,489	$(3,689)	$16,800
Securities taxable	132	382	514	8,891	3,667	12,558	3,269	(2,297)	972
Securities tax exempt	1,412	(329)	1,083	7,339	—	7,339	(725)	(529)	(1,254)
Interest earning deposits	9	(37)	(28)	141	(42)	99	22	44	66
FRB and FHLB Stock	347	262	609	1,612	633	2,245	180	(178)	2
Total interest earning assets	16,917	(1,159)	15,758	113,898	3,515	117,413	23,235	(6,649)	16,586
Interest bearing liabilities:
Interest bearing demand deposits	20	45	65	180	—	180	76	(168)	(92)
Savings deposits	28	137	165	82	(179)	(97)	79	501	580
Money market deposits	557	134	691	2,192	468	2,660	456	(214)	242
Certificates of deposit	(117)	180	63	973	(675)	298	485	(873)	(388)
Senior notes	2	4	6	3,378	(408)	2,970	247	431	678
Other borrowings	1,206	(1,181)	25	6,508	(3,495)	3,013	2,764	(2,463)	301
Total interest bearing liabilities	1,696	(681)	1,015	13,313	(4,289)	9,024	4,107	(2,786)	1,321
Less tax equivalent adjustment	490	(108)	382	2,568	—	2,568	(245)	(193)	(438)
Change in net interest income	$14,731	$(370)	$14,361	$98,017	$7,804	$105,821	$19,373	$(3,670)	$15,703

Tax equivalent net interest income increased $14.7 million to $61.8 million for the three months ended December 31, 2014 compared to
$47.0 million for the three months ended December 31, 2013. The increase was the result of an increase in average balances due to the Provident Merger and organic growth generated by our commercial banking teams. The average volume of interest earning assets increased $1.4 billion, or 27.3% for the three months ended December 31, 2014 relative to the comparable year earlier period. The tax equivalent net interest margin increased 12 basis points to 3.70% for the quarter from 3.58% in the fourth calendar quarter of 2013. The increase in net interest margin was due to an increase in the yield on interest earning assets, which was 4.17% in the three months ended December 31, 2014 compared to 4.10% in the three months ended December 31, 2013, and a decrease in the cost of interest bearing liabilities to 0.67% for the three months ended December 31, 2014 compared to 0.73% for the three months ended December 31, 2013.

The average balance of loans outstanding increased $1.2 billion in the three months ended December 31, 2014 compared to the three months ended December 31, 2013. Approximately $550 million of the growth in loans represents an increase associated with the Provident Merger and approximately $690 million represents organic growth generated by our commercial banking teams. Loans accounted for 71.7% of average interest earning assets in the three months ended December 31, 2014 compared to 67.5% in the comparable year ago period. The average yield on loans was 4.74% in the fourth quarter of 2014 compared to 4.88% in the fourth quarter of 2013.

Tax equivalent interest income on securities increased $1.6 million, to $11.8 million in the three months ended December 31, 2014 compared to $10.2 million for the three months ended December 31, 2013. This was mainly the result of an increase of approximately $140 million in the average balance of securities. In connection with the Provident Merger, we acquired $607.9 million of securities on October 31, 2013. The tax equivalent yield on securities was 2.73% in the fourth quarter of 2014 compared to 2.57% in the fourth quarter of 2013. The increase in tax equivalent yield on securities in 2014 was mainly due to the proportion of tax exempt securities which comprised 21.3% of average securities in 2014 compared to 15.8% in 2013.

Average deposits increased $990.6 million in the three months ended December 31, 2014 and were $5.3 billion compared to $4.4 billion for the three months ended December 31, 2013. Average interest bearing deposits increased $725.9 million in the fourth calendar quarter of 2014 compared to the fourth calendar quarter of 2013. Average non-interest bearing deposits increased $264.7 million and were $1.6 billion for the three months ended December 31, 2014 compared to $1.4 billion for the three months ended December 31, 2013. The average cost of interest bearing deposits was 0.30% in the fourth calendar quarter of 2014 compared to 0.24% in the fourth calendar quarter of 2013.

Average borrowings increased $193.2 million to $902.3 million in the three months ended December 31, 2014 compared to $709.1 million in the same period a year ago. The increase in average borrowings in 2014 was required to fund loan growth. The average cost of borrowings was 2.21% for the fourth calendar quarter of 2014 compared to 2.80% in the fourth calendar quarter of 2013. The decline in the average cost of borrowings between the periods was mainly due to an increase in short-term FHLB borrowings as a percentage of total average borrowings.

Tax equivalent net interest income in fiscal 2014 increased $108.4 million, or 94.1%, compared to fiscal 2013. The increase was the result of an increase in average balances in interest earning assets due to the Provident Merger and organic growth generated by our commercial banking teams. The average volume of interest earning assets increased $2.6 billion, or 74.7% in fiscal 2014 relative to the prior year.

Tax equivalent net interest income increased $15.3 million in fiscal 2013 compared to fiscal 2012. The increase was due to an increase in average loan balances of $410.7 million to $2.2 billion, which increased interest income by $20.5 million. This was partially offset by an 18 basis points decline in the yield on loans to 4.86% in fiscal 2013 as compared to 5.04% in fiscal 2012 which reduced interest income on loans by $3.7 million. The increase in loan volume was due to organic growth generated by our commercial banking teams and our successful retention of Gotham Bank clients and interest earning assets; the decline in loan yields reflects mainly the repayment of loans originated in prior periods that were replaced with new loan originations at lower rates of interest in the current market environment.

The tax equivalent net interest margin increased 37 basis points to 3.74% in fiscal 2014 from 3.37% in fiscal 2013 and was 3.51% in fiscal 2012. The increase in net interest margin was mainly due to an increase in the yield on interest earning assets, which was 4.22% in fiscal 2014 compared to 3.95% in fiscal 2013 and 4.17% in fiscal 2012. The increase was principally the result of higher yielding loans acquired in the Provident Merger and a rebalancing of earning assets from investment securities to higher yielding loans. The decrease in fiscal 2013 compared to fiscal 2012 was due to the lower interest rate environment, which impacted yield n new loans. For the fiscal year ended September 30, 2014, our securities to earning assets ratio was 28.3% versus 32.8% at September 30, 2013 and 34.0% at September 30, 2012.

The balance of average loans outstanding increased $1.9 billion, or 85.9% in fiscal 2014 compared to fiscal 2013. In connection with the Provident Merger, we acquired $1.7 billion of loans on October 31, 2013 and we also increased average loans outstanding during the year through organic growth. Loans accounted for 68.9% of average interest earning assets in fiscal 2014 compared to 64.8% in fiscal 2013 and 63.5% in fiscal 2012. The average yield on loans was 4.93% in fiscal 2014 compared to 4.86% in fiscal 2013 and 5.04% in fiscal 2012.

Tax equivalent interest income on securities increased $19.9 million, or 75.8% in fiscal 2014, which was mainly the result of an increase of $569.6 million, or 50.7% in the average balance of securities over the prior period. In connection with the Provident Merger, we acquired $607.9 million of securities on October 31, 2013. The tax equivalent yield on securities was 2.73% in fiscal 2014 compared to 2.34% in fiscal 2013 and 2.74% in fiscal 2012. The increase in tax equivalent yield in fiscal 2014 was mainly due to the proportion of tax exempt securities, which comprised 19.0% of average securities in fiscal 2014 compared to 15.5% in fiscal 2013, and a rebalancing of the securities portfolio due to the Provident Merger, which increased the yield on taxable securities in fiscal 2014 to 2.19% compared to 1.85% in fiscal 2013. The 40 basis point decline in the tax equivalent yield on securities between fiscal 2012 and 2013 was due to overall declines in market rates of interest.

Average deposits increased $2.1 billion, or 72.3%, in fiscal 2014 and were $4.9 billion compared to $2.9 billion in fiscal 2013 and $2.4 billion in fiscal 2012. The increase in the average balance of deposits was mainly due to the Provident Merger, as we assumed $2.3 billion in deposits on October 31, 2013. Average interest bearing deposits increased $1.1 billion, or 51.2%, in fiscal 2014 and $364.3 million, or 19.7%, in fiscal 2013 compared to fiscal 2012. Average non-interest bearing deposits increased $933.7 million and were $1.6 billion in fiscal 2014 compared to $646.4 million in fiscal 2013 and $520.3 million in fiscal 2012. The average cost of interest bearing deposits was 0.27% in fiscal 2014 and 2013 and was 0.30% in fiscal 2012. The cost of deposits reflects the current low interest rate environment.

Average borrowings increased $367.5 million, or 82.2% in fiscal 2014 and were $814.4 million compared to $446.9 million in fiscal 2013 and $356.3 million in fiscal 2012. The increase in average borrowings in fiscal 2014 was required to fund loan growth and included the $100.0 million of senior notes issued in connection with the Provident Merger. Average borrowings also included $25.7 million of subordinated debentures which were redeemed in June 2014. The average cost of borrowings was 2.45% for fiscal 2014 compared to 3.13% in fiscal 2013 and 3.65% in fiscal 2012. The decline in the average cost of borrowings between the periods was mainly due to an increase in short-term FHLB borrowings as a percentage of total average borrowings.

Provision for Loan Losses. The provision for loan losses is determined by the Company as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level that is the Company’s best estimate of probable incurred credit losses inherent in the outstanding loan portfolio. In the three months ended December 31, 2014 and December 31, 2013, the provision for loan losses totaled $3.0 million. In the fiscal year ended September 30, 2014, the provision for loan losses was $19.1 million compared to $12.2 million in fiscal 2013 and $10.6 million in fiscal 2012. See the section captioned “Loans - Provision for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-interest income. The components of non-interest income were as follows:

	Three months ended		Fiscal year ended
	December 31,		September 30,
	2014	2013	2014	2013	2012
	(Dollars in thousands)
Accounts receivable management / factoring commissions and other related fees	$4,134	$2,226	$13,146	$—	$—
Mortgage banking income	2,858	1,616	8,086	1,979	1,897
Deposit fees and service charges	4,221	3,942	15,595	10,964	11,377
Net (loss) gain on sale of securities	(43)	(645)	641	7,391	10,452
Bank owned life insurance	1,024	740	3,080	1,998	2,050
Investment management fees	403	540	2,209	2,413	3,143
Other	1,360	729	4,613	2,947	3,233
Total non-interest income	$13,957	$9,148	$47,370	$27,692	$32,152

Non-interest income was $14.0 million for the three months ended December 31, 2014 compared to $9.1 million in the same period a year ago. Included in non-interest income is net losses on sale of securities which were $(43) thousand and $(645) thousand for the three months ended December 31, 2014 and 2013, respectively. Non-interest income was $47.4 million in fiscal 2014, compared to $27.7 million in fiscal 2013 and $32.2 million in fiscal 2012. Included in non-interest income is net gain on sale of securities which was $641 thousand in fiscal 2014, compared to $7.4 million in fiscal 2013 and $10.5 million in fiscal 2012. Net gain on sale of securities is impacted significantly by changes in market interest rates and strategies we use to manage liquidity and interest rate risk. Excluding net (loss) gain on sale of securities, non-interest income was $14.0 million for the fourth calendar quarter of 2014 compared to $9.8 million for the fourth calendar quarter of 2013 and was $46.7 million in fiscal 2014 compared to $20.3 million in fiscal 2013 and $21.7 million in fiscal 2012. The main driver of growth between the fourth calendar quarter of 2013 and 2014 and fiscal 2013 and fiscal 2014 were fees generated in accounts receivable management and mortgage banking income as a result of the Provident Merger. Our goal is to grow non-interest income excluding securities gains to over 20% of net interest income plus non-interest income excluding securities gains. This ratio was 18.9% for the fourth calendar quarter of 2014 compared to 17.6% for the same period in 2013 and was 17.7% in fiscal 2014 compared to 15.3% in fiscal 2013 and 18.4% in fiscal 2012.

Accounts receivable management / factoring commissions and other related fees represents fees generated in our factoring and payroll finance businesses. In factoring, we receive a nonrefundable factoring fee, which is generally a percentage of the factored receivables or sales volume and is designed to compensate us for the bookkeeping and collection services provided and, if applicable, the credit review of the client’s customer and assumption of customer credit risk. In payroll finance, we provide outsourcing support services for clients in the temporary staffing industry. We generate fee income in exchange for providing full back-office, payroll, tax and accounting services to independently-owned temporary staffing companies. Accounts receivable management / factoring commissions and other related fees totaled $4.1 million for fourth calendar quarter of 2014 compared to $2.2 million for the fourth calendar quarter of 2013. These fees were $13.1 million for the fiscal year ended September 30, 2014 and were $0 in fiscal 2013 and fiscal 2012. These businesses were acquired in connection with the Provident Merger.

Mortgage banking income represents residential mortgage banking and mortgage brokerage business conducted through loan production offices located principally in New York City and through our financial centers. The Provident Merger substantially increased our mortgage banking volume; mortgage banking revenue was $2.9 million in the fourth calendar quarter of 2014 compared to $1.6 million for the fourth calendar quarter of 2013. Mortgage banking revenue was $8.1 million in fiscal 2014 compared to $2.0 million in fiscal 2013 and $1.9 million in fiscal 2012. In the fourth calendar quarter of 2014 we sold $42.2 million of residential mortgage loans which previously were held for investment and recorded a gain on sale of approximately $600 thousand.

Deposit fees and service charges were $4.2 million for the fourth calendar quarter of 2014, which represents a 7.1% increase compared to $3.9 million for the same period a year ago. For the fiscal year ended September 30, 2014, deposit fees and service charges were $15.6 million, which represents a 42.2% increase compared to $11.0 million in fiscal 2013. In fiscal 2013 deposit fees and service charges declined $413 thousand compared to 2012. Revenues from deposit fees has lagged the growth rate in average deposit balances we experienced as a result of the Provident Merger and organic deposit growth. This is the result of a shift in the mix of our deposit balances to a greater proportion of commercial deposits versus retail deposits, as deposits gathered by our commercial banking teams are generally higher balance deposits but generate lower levels of fees and service charges than retail deposits.

Bank owned life insurance (“BOLI”) income represents the change in the cash surrender value of life insurance policies owned by the Bank. BOLI income was $1.0 million for the fourth calendar quarter of 2014 compared to $740 thousand in the same period a year ago. The increase in BOLI income between the two periods was mainly due to a purchase of BOLI of approximately $30 million in October 2014. BOLI income was $3.1 million in fiscal 2014 compared to $2.0 million in fiscal 2013. BOLI income increased $1.1 million and was $3.1 million in fiscal 2014 due to BOLI balances acquired in connection with the Provident Merger. The decrease in BOLI income between fiscal 2013 and fiscal 2012 was due to a decline in the interest crediting rate we receive from the insurance carriers given the current low interest rate environment.

Investment management fees principally represent fees from the sale of mutual funds and annuities and were $403 thousand in the fourth quarter of 2014 compared to $540 thousand in the fourth quarter of 2013. Investment management fees were $2.2 million for fiscal 2014 compared to $2.4 million in fiscal 2013 and $3.1 million in fiscal 2012. In fiscal 2012, we divested the operations of our investment management subsidiary and have been transitioning the delivery of our investment management business through new distribution channels.

Other non-interest income principally includes loan servicing revenues, miscellaneous loan fees earned, letter of credit fees, title insurance revenues and safe deposit box rentals. Other non-interest income increased $631 thousand to $1.4 million for the fourth calendar quarter of 2014 compared to $729 thousand for the same period a year ago. The increase was mainly due to an increase in title insurance revenues of $391 thousand and loan swap fees of $127 thousand. In fiscal 2014, other non-interest income increased by $1.7 million to $4.6 million compared to $2.9 million in fiscal 2013 as a result of the Provident Merger.

Non-interest expense. The components of non-interest expense were as follows:

	Three months ended		Fiscal year ended
	December 31,		September 30,
	2014	2013	2014	2013	2012
	(Dollars in thousands)
Compensation and employee benefits	$22,410	$23,554	$94,310	$47,833	$46,038
Stock-based compensation plans	1,146	991	3,703	2,239	1,187
Occupancy and office operations	7,245	6,333	27,726	14,953	14,457
Amortization of intangible assets	1,873	1,875	9,408	1,296	1,245
FDIC insurance and regulatory assessments	1,568	1,164	6,146	3,010	3,096
Other real estate owned expense	(81)	368	(237)	1,562	1,618
Merger-related expense	502	9,068	9,455	2,772	5,925
Other	11,151	29,621	57,917	17,376	18,391
Total non-interest expense	$45,814	$72,974	$208,428	$91,041	$91,957

Non-interest expense for the fourth calendar quarter of 2014 was $45.8 million, a $27.2 million decrease compared to $73.0 million for the fourth calendar quarter of 2013. The decrease was mainly due to costs incurred in connection with the completion of the Provident Merger in the fourth calendar quarter of 2013 which included $9.1 million of merger-related expense and other charges totaling $22.2 million that were recorded in other non-interest expense mainly for asset write-downs, severance and retention expense. Non-interest expense in fiscal 2014 increased $117.4 million to $208.4 million compared to $91.0 million in fiscal 2013 and $92.0 million in fiscal 2012. The changes in the various components of non-interest expense between fiscal 2014 and fiscal 2013 were mainly the result of the Provident Merger, which significantly increased the Company’s personnel, facilities and operating expense base. The decline in non-interest expense between fiscal 2012 and fiscal 2013 is mainly due to lower merger-related expenses. Merger-related expenses in fiscal 2012 of $5.9 million included expenses related to due diligence, restructuring costs and other charges in connection with the acquisition of Gotham Bank of New York in August 2012.

Compensation and employee benefits was $22.4 million for the fourth calendar quarter of 2014 compared to $23.6 million for the fourth quarter of 2013. We had 977 full time equivalent employees (“FTE”) at December 31, 2013 compared to 829 FTE at December 31, 2014. The decline in the total number of personnel between the periods was the result of the successful integration of the Provident Merger. Compensation and employee benefits increased $46.5 million to $94.3 million in fiscal 2014 compared to $47.8 million in fiscal 2013 and$46.0 million in fiscal 2012. As a result of the Provident Merger, we had 836 FTE at September 30, 2014 compared to 477 at September 30, 2013. At September 30, 2012 we had 493 FTE; the decline in personnel between fiscal 2012 and fiscal 2013 was the result of operational efficiencies generated by the acquisition of Gotham Bank of New York and the consolidation of several financial centers.

Included in compensation and employee benefits expense are expenses associated with the Company’s defined benefit pension plan and ESOP. During the fiscal year ended September 30, 2014, we merged the Legacy Provident defined benefit pension plan and the Legacy Sterling defined benefit pension plan and settled $44.8 million of the merged plan benefit obligations through the purchase of annuities for certain retirees. We also terminated the Company’s ESOP in fiscal 2014. Compensation and employee benefits expense in the fiscal year ended September 30, 2014 included an expense of $3.9 million recorded on the purchase of the annuities referenced above.

Stock-based compensation plans were $1.1 million in the fourth quarter of 2014 compared to $991 thousand in the fourth quarter of 2013. Stock-based compensation plan expense was $3.7 million in fiscal 2014 and $2.2 million in fiscal 2013 and $1.2 million in fiscal 2012. The increase in fiscal 2014 was mainly due to the increase in personnel and stock awards granted in connection with the Provident Merger. The increase between fiscal 2012 and 2013 was mainly due to a shift in our compensation plans which increased the proportion of stock-based compensation to total compensation for key personnel and the number of personnel receiving stock-based compensation. For additional information related to the Company’s employee benefit plans and stock-based compensation, see Note 11. “Employee Benefit Plans and Stock-Based Compensation Plans” in the consolidated financial statements included elsewhere in this Report.

Occupancy and office operations was $7.2 million in the fourth quarter of 2014 compared to $6.3 million in the fourth quarter of 2013. The increase between the periods was mainly due to expenses incurred in connection with the banking systems conversion which occurred in November 2014. Occupancy and office operations expense was $27.7 million in fiscal 2014 compared to $15.0 million in fiscal 2013 and $14.5 million in fiscal 2012. The increase between fiscal 2013 and fiscal 2014 was due to an increase in the total number of facilities, including financial centers and back-office locations, acquired in connection with the Provident Merger. We continue to focus on reducing the number of financial centers and office locations that we operate. In fiscal 2014, we recorded several financial center locations that we own as other real estate owned, as we are actively marketing these properties and other leased locations with the objective of reducing our occupancy and office operations expense over time.

Amortization of intangible assets mainly includes amortization of core deposit intangible assets and non-compete agreements. Amortization of intangible assets was $1.9 million in the three months ended December 31, 2014 and 2013. During the fourth calendar quarter of 2014, several non-compete agreements that were recorded in connection with the Provident Merger expired, which will decrease amortization expense in future periods. Amortization of intangible assets increased $8.1 million to $9.4 million in fiscal 2014 compared to $1.3 million in fiscal 2013 and $1.2 million in 2012. The increase in fiscal 2014 was a result of the amortization of core deposit intangibles and non-compete agreement intangibles that were recorded in connection with the Provident Merger. Amortization of intangible assets is expected to be $5.5 million in 2015. See Note 6. “Goodwill and Other Intangible Assets” in the consolidated financial statements included elsewhere in this Report.

FDIC insurance and regulatory assessments expense was $1.6 million for the fourth calendar quarter of 2014 compared to $1.2 million for the fourth calendar quarter of 2013, and was $6.1 million in fiscal 2014 compared to $3.0 million in fiscal 2013 and $3.1 million in fiscal 2012. The increase in deposit insurance and regulatory fees between the periods was due to the growth in total assets as a result of organic loan originations and the Provident Merger as these assessments are mainly based on the average balance of total assets on a quarterly basis. The decline in fiscal 2013 relative to fiscal 2012 was mainly due to a change in the deposit insurance assessment base.

Other real estate owned (“OREO”) expense includes maintenance costs, taxes, insurance, write-downs (subsequent to any write-down at the time of foreclosure or transfer to OREO), and gains and losses from the disposition of OREO. OREO includes real estate assets foreclosed and financial center locations that are held for sale. The net OREO benefit was $81 thousand for the three months ended December 31, 2014 compared to OREO expense of $368 thousand, in the three months ended December 31, 2013. The decrease in expense was mainly due to OREO write-downs of $224 thousand that were recognized in the fourth calendar quarter of 2013. OREO expense declined $1.8 million to a gain of $237 thousand in fiscal 2014 compared to fiscal 2013 and declined $56 thousand in fiscal 2013 compared to fiscal 2012. The net benefit in fiscal 2014 was mainly due to a $925 thousand gain on the sale of a financial center location that was acquired in the Provident Merger.

Merger-related expense was $502 thousand in the fourth calendar quarter of 2014 compared to $9.1 million in the fourth calendar quarter of 2013. In the fourth calendar quarter of 2014 we mainly incurred investment banking fees associated with the pending HVB Merger; in the fourth calendar quarter of 2013 we incurred the majority of the merger-related costs for the Provident Merger. Merger-related expenses were $9.5 million in fiscal 2014 and $2.8 million in fiscal 2013 and $5.9 million in fiscal 2012. Merger-related expense in fiscal 2013 included due diligence costs and financial advisor fees only which were incurred due to the Provident Merger. Merger-related expense in fiscal 2014 and fiscal 2012 included due diligence, restructuring costs and other charges incurred in connection with the Provident Merger and the acquisition of Gotham Bank of New York, respectively.

Other non-interest expense for the three months ended December 31, 2014 was $11.2 million compared to $29.6 million for the three months ended December 31, 2013. In the three months ended December 31, 2013 we incurred various charges related to the Provident Merger which are detailed below. Other non-interest expense in fiscal 2014 increased $40.5 million to $57.9 million compared to $17.4 million in fiscal 2013 and $18.4 million in fiscal 2012. Included in other non-interest expense in fiscal 2014 were charges of $26.6 million related to asset write-downs to consolidate our financial centers and other locations, employee retention and severance payments and charges incurred on the conversion of our banking systems. Excluding these charges, other non-interest expense was $31.3 million in fiscal 2014 compared to $17.4 million in fiscal 2013 and $18.4 million in fiscal 2012. Other non-interest expense mainly includes professional fees, data processing, insurance, communications, advertising, supplies, loan processing and postage. The increase in fiscal 2014 compared to fiscal 2013 was principally due to the Provident Merger.

Income Tax expense was $8.4 million for the three months ended December 31, 2014 compared to a benefit of $6.9 million for the three months ended December 31, 2013, which represented an effective income tax rate of 33.0% and (33.2)%, respectively. The income tax benefit recorded in the three months ended December 31, 2013 was due to a pre-tax loss generated by merger-related expense and other charges recorded in connection with the Provident Merger. Income tax expense was $10.2 million in fiscal 2014 and $11.4 million in fiscal 2013, and $6.2 million for fiscal 2012, which represented an effective income tax rate of 26.8% and 31.1% and 23.6%, respectively. The effective income tax rates differed from the 35% federal statutory rate during the periods primarily due to the effect of tax exempt income from securities and BOLI income. The effective tax rate in fiscal 2014 was the result of a higher proportion of income being tax exempt given the Merger-related expenses and other charges detailed above. The higher effective tax rate recognized in fiscal 2013 was mainly the result of Merger-related expenses incurred that were fully non-tax deductible and a higher proportion of taxable vs. non-taxable income versus fiscal 2012.

Sources and Uses of Funds
The following table illustrates the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s total assets for the period indicated. Average assets totaled $7.3 billion in the fourth calendar quarter of 2014 compared to $6.0 billion for the fourth calendar quarter of 2013. Average assets were $6.8 billion in fiscal 2014 compared to $3.8 billion in fiscal 2013.

	For the three months ended		For the fiscal year ended
	December 31,		September 30,
	2014	2013	2014	2013
Sources of Funds:
Non-interest bearing deposits	22.2%	22.6%	23.4%	17.0%
Interest bearing deposits	50.6	49.7	49.5	57.9
FHLB and other borrowings	10.9	9.9	10.4	11.1
Subordinated debentures	—	0.3	0.2	—
Senior notes	1.3	1.6	1.4	0.6
Other non-interest bearing liabilities	1.7	2.9	1.7	0.6
Stockholders’ equity	13.3	13.0	13.4	12.8
Total	100.0%	100.0%	100.0%	100.0%

Uses of Funds:
Loans	64.8%	58.5%	61.0%	58.1%
Securities	23.4	26.3	25.1	29.4
Interest bearing deposits	1.2	1.2	1.6	1.6
FRB and FHLB stock	0.9	0.6	0.8	0.6
Other non-interest earning assets	9.7	13.4	11.5	10.3
Total	100.0%	100.0%	100.0%	100.0%

General. Deposits, borrowings, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations are our primary sources of funds for use in lending, investing and for other general corporate purposes. Average deposits increased $990.6 million or 22.8% in the three months ended December 31, 2014 to $5.3 billion, compared to $4.4 billion for the same period a year ago due to the Provident Merger and organic growth. Average deposits increased $2.1 billion, or 72.3%, in fiscal 2014 compared to fiscal 2013. Non-interest bearing deposits and low cost deposits are a significant source of our funding, and generating and maintaining these deposits through our commercial banking teams and financial centers is key to our strategy.

The Company primarily invests funds in loans and securities. Average loans increased $1.2 billion or 35.3%, to $4.8 billion for the fourth calendar quarter of 2014 compared to $3.5 billion for the fourth calendar quarter of 2013. Average loans increased $1.9 billion, or 85.9% in fiscal 2014 to $4.1 billion compared to $2.2 billion for fiscal 2013. Average securities increased $140.0 million, or 8.9% in the three months ended December 31, 2014 compared to the year earlier period and increased $569.6 million or 50.7% in fiscal 2014 compared to fiscal 2013. We continue to focus on creating a more efficient balance sheet as investment securities decline as a percentage of our total average earning assets and are replaced by higher yielding loans originated through our commercial banking teams and specialty lending business lines.

Loans
The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the periods indicated.

	December 31,		September 30,
	2014		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
			(Dollars in thousands)
Commercial:
Commercial & industrial	$1,244,555	25.8%	$1,164,537	24.5%	$434,932	18.0%	$343,307	16.2%	$209,923	12.3%
Payroll finance	154,229	3.2%	145,474	3.1	—	—	—	—	—	—
Warehouse lending	173,786	3.6%	192,003	4.0	4,855	0.2	—	—	—	—
Factored receivables	161,625	3.4%	181,433	3.8	—	—	—	—	—	—
Equipment finance	411,449	8.5	393,027	8.3	—	—	—	—	—	—
Total commercial	2,145,644	44.5	2,076,474	43.7	439,787	18.2	343,307	16.2	209,923	12.3
Commercial mortgage:
Commercial real estate	1,458,277	30.3	1,449,052	30.4	969,490	40.2	896,746	42.3	592,201	34.8
Multi-family	384,544	8.0	368,524	7.7	307,547	12.7	175,758	8.3	111,155	6.6
Acquisition, development & construction	96,995	2.0	92,149	1.9	102,494	4.2	144,061	6.8	175,931	10.3
Total commercial mortgage	1,939,816	40.3	1,909,725	40.0	1,379,531	57.1	1,216,565	57.4	879,287	51.7
Residential mortgage	529,766	11.0	570,431	12.0	400,009	16.6	350,022	16.5	389,765	22.9
Consumer	200,415	4.2	203,808	4.3	193,571	8.1	209,578	9.9	224,824	13.1
Total loans	4,815,641	100.0%	4,760,438	100.0%	2,412,898	100.0%	2,119,472	100.0%	1,703,799	100.0%
Allowance for loan losses	(42,374)		(40,612)		(28,877)		(28,282)		(27,917)
Total loans, net	$4,773,267		$4,719,826		$2,384,021		$2,091,190		$1,675,882

Overview. Net total loans increased $53.4 million to $4.8 billion at December 31, 2014 compared to $4.7 billion at September 30, 2014, and increased $2.3 billion compared to $2.4 billion at September 30, 2013. Prior to fiscal 2014, the Bank’s loan portfolio was concentrated in real estate loans, mainly commercial mortgages, residential mortgages and other consumer loans collateralized by real estate. In connection with the Provident Merger, the Bank more evenly balanced its loan portfolio between commercial loans and real estate loans. At December 31, 2014, commercial loans comprised 44.5% of the loan portfolio compared to 43.7% at September 30, 2014 and 18.2% at September 30, 2013. Commercial mortgage loans comprised 40.3%, 40.0% and 57.1% of the loan portfolio at December 31, 2014, September 30, 2014 and September 30, 2013, respectively.

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

Loan Approval/Authority and Underwriting. The Board has established the Credit Risk Committee (the “CRC”) a sub-committee of the Company’s Enterprise Risk Committee, to oversee the lending functions of the Bank. The CRC oversees the performance of the Bank’s loan portfolio and its various components and assists in the development of strategic initiatives to enhance portfolio performance.

The Senior Credit Committee (the “SCC”) consists of the Chief Executive Officer, Chief Banking Officer, Chief Credit Officer, and other senior lending personnel. The SCC is authorized to approve all loans within the legal lending limit of the Bank.

The SCC may also authorize lending authority to individual Bank officers for both single and dual initial approval authority. Other than overdrafts, the only single initial lending authority is for credit scored small business loans up to $250,000.

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

Commercial & Industrial Lending. We make various types of secured and unsecured commercial & industrial loans to small and medium-sized businesses in our market area including loans collateralized by assets, such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and other assets. The terms of these loans generally range from less than one year to seven years. The loans are either structured on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index. At December 31, 2014, commercial loans totaled $2.1 billion, or 44.5% of our total loan portfolio.

In the Provident Merger, we acquired the following commercial lending businesses:

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

Warehouse Lending. The Bank provides residential mortgage warehouse funding services to mortgage bankers. These loans consist of a line of credit used by the mortgage banker as a form of temporary financing during the period between the closing of a mortgage loan until its sale into the secondary market, which typically lasts from 15 to 30 days. The Bank provides warehouse lines ranging from $5 million to $50 million. The warehouse lines are collateralized by high quality first mortgage loans, which include mainly conventional Fannie Mae and Freddie Mac, jumbo and FHA loans.

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

Equipment Finance Lending. The Bank offers equipment financing across the United States through direct lending programs, third-party sources and vendor programs. The Bank finances full payout term loans and secured loans for various types of business equipment, generally written on a recourse basis—with personal guarantees of the principals, with terms generally ranging from 24 to 60 months.

The above four categories of loans acquired in the Provident Merger, plus our commercial & industrial loans are referred to as commercial loans in the discussion below.

Underwriting of a commercial loan is based on an assessment of the applicant’s willingness and ability to repay in accordance with the proposed terms, as well as an overall assessment of the risks involved. This includes an evaluation of the applicant to determine character and capacity to manage. Personal guarantees of the principals are generally required, with exceptions primarily in the case of certain factored receivables the Bank accepts on a non-recourse basis as well as in the case of loans made to publicly owned and not-for-profit corporations. In addition to an evaluation of the loan applicant’s financial statements, we analyze the adequacy of the primary and secondary sources of repayment to be relied upon in the transaction. Credit agency reports of the applicant’s credit history supplement the analysis of the applicant’s creditworthiness. Checking with other banks and trade investigations may also be conducted. Collateral supporting a secured transaction also is analyzed to determine its marketability.

Commercial Real Estate and Multi-Family Lending. We originate real estate loans secured predominantly by first liens on commercial real estate and multi-family properties. The underlying collateral of our commercial real estate loans consists of multi-family properties, retail properties including shopping centers and strip centers, office buildings, nursing homes, industrial and warehouse properties, hotels, motels, restaurants, and schools. To a lesser extent, we originate commercial real estate loans for medical use, non-profits, gas stations and other categories. We may, from time to time, purchase commercial real estate loan participations. At December 31, 2014, loans secured by commercial real estate and multi-family properties totaled $1.9 billion, or 40.3% of our total loan portfolio. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

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

Commercial real estate loans may involve significant loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and may be subject to adverse conditions in the real estate market and in the general economy. For commercial real estate loans in which the borrower is a significant tenant, repayment experience also depends on the successful operation of the borrower’s underlying business.

Acquisition, Development and Construction Lending. We originate acquisition, development and construction (“ADC”) loans to selected builders in our market area. Since 2011, the Company has deemphasized this lending activity and we currently originate ADC loans on an exception basis.

ADC loans help finance the purchase of land intended for further development, including single-family homes, multi-family housing, and commercial income properties. Historically, we have made an acquisition loan before the borrower received approval to develop the land as planned; however, we did not originate any such loans in the fourth quarter of 2014, fiscal 2014 or fiscal 2013. In general, the maximum loan-to-value ratio for a land acquisition loan is 50% of the appraised value of the property, although higher loan-to-value ratios may be allowed for certain borrowers we deem to be lower risk. We also fund development loans to builders in our market area to finance improvements to real estate, consisting mainly of single-family subdivisions, typically to finance the cost of utilities, roads, sewers and other development costs. Builders generally rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder. The maximum loan amount is generally limited to the cost of the improvements plus limited approval of soft costs subject to an overall loan-to-value limitation. In general, we do not originate loans with interest reserves. Advances are made in accordance with a schedule reflecting the cost of the improvements.

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

Large Credit Relationships. The Company originates and maintains large credit relationships with numerous commercial customers in the ordinary course of business. The Company considers large credit relationships to be those with commitments equal to or in excess of $10.0 million, prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to, or in excess of, $10.0 million. In addition to the Company’s normal policies and procedures related to the origination of large credits, the Senior Credit Committee of the Bank must approve all new and renewed credit facilities which are part of large credit relationships. The Senior Credit Committee meets regularly and reviews large credit relationship activity and discusses the current loan pipeline, among other things. The following table provides additional information on the Company’s large credit relationships outstanding:

	Number of Relationships	Period end balances		Average balances
		Committed	Outstanding	Committed	Outstanding
Committed amount at:	(Dollars in thousands)
December 31, 2014
$20.0 million and greater	40	$1,129,350	$792,807	$28,234	$19,820
$10.0 million to $19.9 million	83	1,137,672	942,582	13,707	11,356

September 30, 2014
$20.0 million and greater	45	1,256,487	681,187	27,922	15,137
$10.0 million to $19.9 million	78	1,055,628	835,360	13,534	10,710

September 30, 2013
$20.0 million and greater	4	92,630	87,261	23,158	21,815
$10.0 million to $19.9 million	48	613,865	543,933	12,789	11,332

We review large credit relationships on an ongoing basis. In the qualitative factors portion of our allowance for loan loss calculation we consider the amount of loans in our portfolio that are comprised of loans over $10 million.

Industry concentrations. As of December 31, 2014, September 30, 2014 and 2013, there were no concentrations of loans within any single industry in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business. The majority of the Bank’s loans are to borrowers located in the greater New York metropolitan region. The Bank has no foreign loans.

Residential Mortgage Lending. We offer conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage (“ARM”) loans with maturities up to 30 years and maximum loan amounts generally up to $4.0 million that are fully amortizing with monthly or bi-weekly loan payments. Our residential mortgage loan portfolio totaled $529.8 million, or 11.0% of our total loan portfolio at December 31, 2014.

Residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines for loans they designate as acceptable for purchase. Loans that conform to such guidelines are referred to as “conforming loans.” We generally originate fixed-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae and Freddie Mac, which are currently $417 thousand in many locations in the continental U.S. and are $625.5 thousand in high-cost areas such as New York City and surrounding counties. Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%. The Bank operates a residential mortgage banking and brokerage business through our financial centers offices located in the greater New York Metropolitan area. In order to manage our exposure to rising interest rates, we sell the majority of our conforming fixed rate residential mortgage loans in the secondary market to nationally known entities including government sponsored entities such as Fannie Mae and Freddie Mac.

We also originate loans above conforming limits, referred to as “jumbo loans,” which have been underwritten to substantially the same credit standards as conforming loans. These loans originated mainly with the intent to sell and also in come cases are generally intended to be held in our residential mortgage loan portfolio. Our bi-weekly residential mortgage loans result in shorter repayment schedules than conventional monthly mortgage loans, and are repaid through an automatic deduction from the borrower’s savings or checking account. We retained the servicing rights on a portion of loans sold; however, in the fourth calendar quarter of 2014 and fiscal 2014 the majority of loans sold were sold with servicing rights released. As of December 31, 2014, residential mortgage loans serviced for others, excluding loan participations, totaled approximately $228.2 million. Effective October 1, 2013, we transferred the servicing function for residential mortgage loans we own and service for others to a nationally recognized mortgage loan servicer.

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

Consumer Lending. We originate a variety of consumer loans, including homeowner loans, home equity lines of credit, new and used automobile loans, and personal unsecured loans, including fixed-rate installment loans and variable lines of credit. As of December 31, 2014, consumer loans totaled $200.4 million, or 4.2%, of the total loan portfolio.

We offer fixed-rate, fixed-term second mortgage loans, referred to as homeowner loans, and we also offer adjustable-rate home equity lines of credit secured by junior liens on residential properties. As of December 31, 2014, homeowner loans totaled $22.4 million or 0.5% of our total loan portfolio. The disbursed portion of home equity lines of credit totaled $163.6 million, or 3.4%, of our total loan portfolio at December 31, 2014, with $100 million remaining undisbursed.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2014. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Weighted average rates are computed based on the rate of the loan at December 31, 2014.

	Less than one year		One to five years		Over five years		Total
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Commercial:
Commercial & industrial	$710,086	4.19%	$430,374	3.91%	$104,095	4.16%	$1,244,555	4.09%
Payroll finance	154,229	9.00	—	—	—	—	154,229	9.00
Warehouse lending	173,786	3.10	—	—	—	—	173,786	3.10
Factored receivables	161,625	5.06	—	—	—	—	161,625	5.06
Equipment financing	17,189	4.37	357,655	4.36	36,605	4.23	411,449	4.35
Total commercial	1,216,915	4.76	788,029	4.11	140,700	4.18	2,145,644	4.48
Commercial mortgage:
Commercial real estate	96,368	4.61	687,068	4.33	674,841	4.42	1,458,277	4.39
Multi-family	10,196	5.97	196,657	3.74	177,691	4.00	384,544	3.92
Acquisition, development & construction	53,172	4.35	32,748	4.04	11,075	3.25	96,995	4.12
Total commercial mortgage	159,736	4.61	916,473	4.19	863,607	4.31	1,939,816	4.28
Residential mortgage	949	6.64	14,598	3.97	514,219	4.21	529,766	4.21
Consumer	7,489	10.03	10,095	6.22	182,831	4.13	200,415	4.46
Total loans	$1,385,089	4.77%	$1,729,195	4.17%	$1,701,357	4.25%	$4,815,641	4.37%

The following table sets forth the composition of fixed-rate and adjustable-rate loans at December 31, 2014 that are contractually due after December 31, 2015:

	Fixed	Adjustable	Total
	(Dollars in thousands)
Commercial & industrial	$299,437	$235,032	$534,469
Equipment financing	394,260	—	394,260
Commercial real estate	748,821	613,088	1,361,909
Multi-family	180,998	193,350	374,348
Acquisition, development & construction	6,468	37,354	43,822
Residential mortgage	271,642	257,175	528,817
Consumer	27,019	165,907	192,926
Total loans	$1,928,645	$1,501,906	$3,430,551
All payroll finance, warehouse lending and factored receivables are contractually due within 12 months.

Delinquent Loans, Troubled Debt Restructuring, Impaired Loans, Other Real Estate Owned and Classified Assets
Loan Portfolio Delinquencies. The following table sets forth certain information on our loan portfolio delinquencies at the dates indicated.

	Loans delinquent for
	30-89 Days		90 days or more still accruing & non-accrual		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2014:
Commercial & industrial	56	$7,156	15	$5,035	71	$12,191
Payroll finance	—	—	3	115	3	115
Factored receivables	—	—	2	244	2	244
Equipment finance	2	726	4	240	6	966
Commercial real estate	32	13,306	46	11,738	78	25,044
Multi-family	1	317	3	428	4	745
Acquisition, development & construction	7	851	7	6,413	14	7,264
Residential mortgage	28	3,910	94	16,259	122	20,169
Consumer	50	2,717	77	6,170	127	8,887
	176	$28,983	251	$46,642	427	$75,625
At September 30, 2014:
Commercial & industrial	15	$9,359	8	$4,324	23	$13,683
Payroll finance	1	99	2	346	3	445
Factored receivables	—	—	2	370	2	370
Equipment finance	2	851	1	262	3	1,113
Commercial real estate	6	4,281	36	10,966	42	15,247
Multi-family	—	—	2	131	2	131
Acquisition, development & construction	1	56	21	12,361	22	12,417
Residential mortgage	41	6,059	97	16,460	138	22,519
Consumer	48	4,574	61	5,743	109	10,317
	114	$25,279	230	$50,963	344	$76,242
At September 30, 2013:
Commercial & industrial	5	$180	8	$789	13	$969
Commercial real estate	8	4,335	26	8,769	34	13,104
Acquisition, development & construction	2	768	11	5,420	13	6,188
Residential mortgage	6	621	52	9,316	58	9,937
Consumer	14	566	28	2,612	42	3,178
Total	35	$6,470	125	$26,906	160	$33,376
At September 30, 2012:
Commercial & industrial	7	$237	2	$344	9	$581
Commercial real estate	7	1,875	30	10,453	37	12,328
Acquisition, development & construction	9	7,067	29	15,404	38	22,471
Residential Mortgage	10	1,352	56	11,314	66	12,666
Consumer	22	1,816	21	2,299	43	4,115
Total	55	$12,347	138	$39,814	193	$52,161
At September 30, 2011:
Commercial & industrial	2	$490	3	$243	5	$733
Commercial real estate	4	1,105	34	13,214	38	14,319
Acquisition, development & construction	4	4,265	24	16,984	28	21,249
Residential mortgage	8	1,212	40	7,976	48	9,188
Consumer	20	794	26	2,150	46	2,944
Total	38	$7,866	127	$40,567	165	$48,433
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

	December 31,	September 30,
	2014	2014	2013	2012	2011
		(Dollars in thousands)
Non-accrual loans:
Commercial & industrial	$4,975	$4,324	$500	$344	$243
Factored receivables	244	370	—	—	—
Equipment finance	240	262	—	—	—
Commercial real estate	11,286	10,445	5,573	7,319	11,225
Multi-family	272	131	1,622	1,496	—
Acquisition, development & construction	6,413	12,361	5,420	15,404	16,538
Residential mortgage	16,259	15,926	7,484	9,051	7,485
Consumer	6,170	5,743	2,208	1,830	986
Accruing loans past due 90 days or more	783	1,401	4,099	4,370	4,090
Total non-performing loans	46,642	50,963	26,906	39,814	40,567
OREO	5,867	7,580	6,022	6,403	5,391
Total non-performing assets	$52,509	$58,543	$32,928	$46,217	$45,958
TDRs accruing and not included above	$17,261	$17,653	$23,895	$14,077	$8,470
Ratios:
Non-performing loans to total loans	0.97%	1.07%	1.12%	1.87%	2.38%
Non-performing assets to total assets	0.71	0.80	0.81	1.15	1.46

Loans are reviewed on a regular basis and are placed on non-accrual status upon the earlier of (i) when full payment of principal or interest is in doubt, or (ii) when either principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed against interest income. Interest payments received on non-accrual loans are generally applied to the principal balance of the outstanding loan. However, based on an assessment of the borrower’s financial condition and payment history, an interest payment may be applied to interest income on a cash basis. Appraisals are performed at least annually on classifieds loans. At December 31, 2014, we had non-accrual loans of $45.9 million, and we had $783 thousand of loans 90 days past due and still accruing interest which were well secured and in the process of collection. At September 30, 2014 non-accrual loans were $49.6 million and we had $1.4 million of loans 90 days past due and still accruing interest. At September 30, 2013, we had non-accrual loans of $22.8 million and $4.1 million of loans 90 days past due and still accruing interest.

Non-performing loans (“NPLs”) declined $4.3 million at December 31, 2014 to $46.6 million compared to $51.0 million at September 30, 2014. The decline was mainly due to the resolution of an ADC loan that has shown sustained performance for an extended period of time and was returned to accrual status during the fourth calendar quarter of 2014. At September 30, 2014, NPLs increased $24.1 million to $51.0 million compared to $26.9 million at September 30, 2013 mainly due to non-performing loans acquired in the Provident Merger. Included in this increase were $3.8 million of loans that were identified as purchased credit impaired loans, of which $1.5 million were commercial & industrial loans, $2.1 million were residential mortgage loans and $139 thousand were commercial real estate loans. Non-performing loans in the ADC portfolio increased by $6.9 million in fiscal 2014 to $12.3 million; the increase consisted of three loans which are well secured and one loan which performed as expected in fiscal 2014 and was returned to accrual status. We continue to actively manage and reduce outstanding balances in the ADC portfolio. Residential mortgage non-performing loans increased $333 thousand in the fourth calendar quarter of 2014 after increasing $8.4 million in fiscal 2014 to $16.3 million at December 31, 2014. Consumer non-performing loans increased $327 thousand in the fourth calendar quarter of 2014 after increasing $3.5 million in fiscal 2014 to $5.7 million compared to fiscal 2013. These increases are mainly attributed to the extended period of time necessary to foreclose on residential mortgages in New York state. In fiscal 2014, we outsourced all residential mortgage servicing activities to a third-party vendor, which we anticipate will allow us to better service our residential mortgage portfolio and reduce non-performing balances over time.

Troubled Debt Restructuring. The Company has formally modified loans to certain borrowers who experienced financial difficulty. If the terms of the modification include a concession, as defined by GAAP, the loan is considered a troubled debt restructuring (“TDR”), which are also considered impaired loans. Nearly all of these loans are secured by real estate. Total TDRs were $28.7 million at December 31,

2014, of which $11.4 million were non-accrual and $17.3 million were performing according to terms and accruing interest income. TDRs still accruing interest income are loans modified for borrowers that have experienced one or more financial difficulties and are still performing in accordance with the terms of their loan prior to the modification. Loan modifications include actions such as extension of maturity date or the lowering of interest rates and monthly payments. As of December 31, 2014, there were no commitments to lend additional funds to borrowers with loans that have been modified.

Other Real Estate Owned. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO until such time as it is sold. In addition, financial centers that were closed or consolidated due to the Provident Merger that are held for sale are also classified as OREO. When real estate is transfered to OREO, it is recorded at the lower of our investment in the loan/asset or fair value less cost to sell. If the fair value less cost to sell is less than the loan balance, the difference is charged against the allowance for loan losses. If the fair value of a financial center that we hold for sale is less than its prior carrying value, we recognize a charge included in other operating expense to reduce the recorded value of the investment to fair value, less costs to sell. At December 31, 2014, we had 25 OREO properties with a recorded balance of $5.9 million. After transfer to OREO, we regularly update the fair value of the property. Subsequent declines in fair value are charged to current earnings and included in other non-interest expense as part of OREO expense.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality such as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets is not warranted and are charged-off. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as “special mention”. As of December 31, 2014, we had $30.3 million of assets designated as “special mention”.

Our determination as to the classification of our assets and the amount of our loan loss allowance are subject to review by our regulators, which can order the establishment of an additional valuation allowance. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets at December 31, 2014, classified assets consisted of loans of $75.9 million and OREO of $5.9 million.

For the three months ended December 31, 2014, gross interest income that would have been recorded had the non-accrual loans at the end of calendar 2014 remained on accrual status throughout the period amounted to approximately $451 thousand. Interest income actually recognized on such loans totaled $106 thousand.

Allowance for Loan Losses. We believe the allowance for loan losses is critical to the understanding of our financial condition and results of operations. Selection and application of this “critical accounting policy” involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to occur, and depending upon the severity of such changes, materially different financial conditions or results of operations are a reasonable possibility. In addition, as an integral part of their examination process, our regulatory agencies periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

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

The allowance for loan losses also includes an element for estimated probable but undetected losses. The Company analyzes loans by two broad segments or classes: real estate secured loans and loans that are either unsecured or secured by other collateral. The segments or classes considered real estate secured are: residential mortgage loans; commercial real estate loans; multi-family loans; ADC loans; homeowner loans; and home equity lines of credit. The segments or classes considered unsecured or secured by other than real estate collateral are: commercial & industrial loans, which includes asset based loans; payroll finance loans; warehouse lending; factored receivables; equipment finance loans; business banking C&I loans and consumer loans. In all segments or classes, significant loans are reviewed for impairment once they are past due 90 days or more or are classified substandard or doubtful. Generally the Company considers a homogeneous residential mortgage loan or home equity lie of credit to be significant if the Company’s investment in the loan is greater than $500,000. If a loan is deemed to be impaired in one of the real estate secured segments, and it is anticipated that our ultimate source of repayment will be through foreclosure and sale of the underlying collateral, it is generally considered collateral dependent. If the value of the collateral securing a collateral dependent impaired loan is less than the carrying value of the loan, a charge-off is recognized equal to the difference between the appraised value and the book value of the loan. In addition, included in impairment losses are charges recognized for estimated costs to hold and to liquidate the collateral. The ranges for the costs to hold and liquidate are 10-70% for the following segments: commercial real estate, residential and ADC loans and 16-59% for homeowner loans and home equity lines of credit.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	For the three months ended
	December 31,	For the year ended September 30,
	2014	2014	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$40,612	$28,877	$28,282	$27,917	$30,843
Charge-offs:
Commercial & industrial	(733)	(2,901)	(1,354)	(1,526)	(5,400)
Payroll finance	—	(758)	—	—	—
Warehouse lending	—	—	—	—	—
Factored receivables	—	(211)	—	—	—
Equipment finance	—	(1,074)	—	—	—
Commercial real estate	(172)	(741)	(3,285)	(2,682)	(1,752)
Multi-family	—	(418)	(440)	(25)	(50)
Acquisition, development & construction	(488)	(1,479)	(3,422)	(4,124)	(8,939)
Residential mortgage	(310)	(963)	(2,547)	(2,551)	(2,140)
Consumer	(203)	(786)	(2,009)	(1,901)	(1,989)
Total charge-offs	(1,906)	(9,331)	(13,057)	(12,809)	(20,270)
Recoveries:
Commercial & industrial	638	1,073	410	1,116	605
Payroll finance	—	—	—	—	—
Warehouse lending	—	—	—	—	—
Factored receivables	—	9	—	—	—
Equipment finance	—	194	—	—	—
Commercial real estate	1	161	567	528	2
Multi-family	—	92	10	—	—
Acquisition, development & construction	—	—	182	299	10
Residential mortgage	2	323	101	356	15
Consumer	27	114	232	263	128
Total recoveries	668	1,966	1,502	2,562	760
Net charge-offs	(1,238)	(7,365)	(11,555)	(10,247)	(19,510)
Provision for loan losses	3,000	19,100	12,150	10,612	16,584
Balance at end of period	$42,374	$40,612	$28,877	$28,282	$27,917
Ratios:
Net charge-offs to average loans outstanding	0.10%	0.24%	0.52%	0.56%	1.17%
Allowance for loan losses to non-performing loans	91	80	107	71	69
Allowance for loan losses to total loans	0.88	0.85	1.20	1.33	1.64

The allowance for loan losses increased from $40.6 million at September 30, 2014 to $42.4 million at December 31, 2014 as the provision for loan losses exceeded net charge-offs by $1.8 million in the period. The allowance for loan losses at December 31, 2014 represented 90.8% of non-performing loans and 0.88% of the total loan portfolio. Net charge-offs for the three months ended December 31, 2014 were $1.2 million, or 0.10% of average loans on an annualized basis. Net charge-offs to average loans outstanding were 0.24% for fiscal 2014 and 0.52% for fiscal 2013. The decrease in net charge-offs as a percentage of average loans was mostly due to improved collateral values and performance in our commercial real estate and ADC loan portfolios.

Provision for Loan Losses. We recorded $3.0 million in loan loss provision for the three months ended December 31, 2014 and 2013. In fiscal 2014 we recorded $19.1 million in loan loss provision compared to $12.2 million in fiscal 2013 and $10.6 million in fiscal 2012. The increase of approximately $7.0 million in fiscal 2014 compared to fiscal 2013 reflected loans acquired in the Provident Merger that were initially recorded at fair value and in accordance with GAAP did not carry an allowance for loan losses at the acquisition date. In fiscal 2013, the provision increased approximately $1.6 million compared to fiscal 2012, as net charge-offs were $11.6 million in fiscal 2013 compared to $10.2 million in fiscal 2012. In the fourth calendar quarter of 2014 and in fiscal 2014, we recorded provision for loan losses as a result of organic loan growth and loans acquired in the Provident Merger that have been renewed since the merger date.

Our historical loan loss experience indicates classified loans, which are those rated substandard or worse, require higher levels of provision and allowance for loan losses than loans that are not classified. Classified loans increased to $74.9 million at December 31, 2014 from $73.1 million at September 30, 2014. This $1.8 million increase was comprised of increases in commercial & industrial loans and commercial real estate loans that migrated to substandard classification. Special mention loans declined from $39.6 million to $31.3 million primarily due to a decline in special mention commercial & industrial loans of approximately $10.9 million, which was partially offset by an increase in commercial real estate special mention loans of $4.0 million. At September 30, 2013 special mention loans were $13.5 million and classified loans were $39.6 million. The increase at September 30, 2014 in classified and special mention loans was mainly due to the Provident Merger.

Impaired Loans. A loan is impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loan values are based on one of three measures: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is less than its recorded investment, the Bank’s practice is to write-down the loan against the allowance for loan losses so the recorded investment matches the impaired value of the loan. Impaired loans generally include a portion of non-performing loans and accruing and performing TDR loans. At December 31, 2014, we had $31.0 million in impaired loans compared to $36.2 million at September 30, 2014, $36.8 million at September 30, 2013 and $53.3 million at September 30, 2012. The decline between December 31, 2014 and September 30, 2014 was mainly due to a decline of $6.1 million in impaired ADC loans, which was the result of the return to accrual status of a previously impaired loan relationship. The balance of impaired loans was relatively unchanged between September 30, 2014 and September 30, 2013 as impaired loans acquired in the Provident Merger were offset by the resolution of existing impaired loans. The decline in impaired loan balances in fiscal 2013 was mainly due to the resolution of several ADC relationships. In fiscal 2013, we modified the methodology we use to determine the allowance for loan losses required for residential mortgage loans and equity lines of credit. In prior periods, we evaluated these loans for impairment on an individual basis. We now evaluate residential mortgage loans and equity lines of credit with an outstanding balance of $500 thousand or less on a homogeneous pool basis. This modified approach to our methodology did not have a material impact on the allowance for loan losses.

Purchased Credit Impaired Loans. In the Provident Merger, we acquired $13.2 million of loans that were classified as purchased credit impaired loans. Net of the fair value adjustment, at September 30, 2014 the net balance of these loans was $3.8 million and at December 31, 2014 was $3.4 million.

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

				September 30,
	December 31, 2014			2014			2013
	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans
	(Dollars in thousands)
Commercial & industrial	$11,027	$1,244,555	25.8%	$9,536	$1,164,537	24.5%	$5,302	$434,932	18.0%
Payroll finance	1,506	154,229	3.2	1,379	145,474	3.1	—	—	—
Warehouse lending	608	173,786	3.6	630	192,003	4.0	—	4,855	0.2
Factored receivables	1,205	161,625	3.4	1,294	181,433	3.8	—	—	—
Equipment finance	2,569	411,449	8.5	2,621	393,027	8.3	—	—	—
Commercial real estate	10,121	1,458,277	30.3	10,844	1,449,052	30.4	7,567	969,490	40.2
Multi-family	2,111	384,544	8.0	1,867	368,524	7.7	2,400	307,547	12.7
Acquisition, development & construction	2,987	96,995	2.0	2,120	92,149	1.9	5,806	102,494	4.2
Residential mortgage	5,843	529,766	11.0	5,837	570,431	12.0	4,474	400,009	16.6
Consumer	4,397	200,415	4.2	4,484	203,808	4.3	3,328	193,571	8.1
Total	$42,374	$4,815,641	100.0%	$40,612	$4,760,438	100.0%	$28,877	$2,412,898	100.0%

	September 30,
	2012			2011
	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans
	(Dollars in thousands)
Commercial & industrial	$4,603	$343,307	16.2%	$5,945	$209,923	12.3%
Commercial real estate	5,754	896,746	42.3	5,123	592,201	34.8
Multi-family	1,476	175,758	8.3	445	111,155	6.5
Acquisition, development & construction	8,526	144,061	6.8	9,895	175,931	10.3
Residential mortgage	4,359	350,022	16.5	3,498	389,765	22.9
Consumer	3,564	209,578	9.9	3,011	224,824	13.2
Total	$28,282	$2,119,472	100.0%	$27,917	$1,703,799	100.0%

Loans acquired in the Provident Merger were recorded at fair value with no allowance for loan losses at the acquisition date. Since the date of the Provident Merger, as the legacy Sterling loans are renewed, or replaced through organic loan growth, these become loans subject to our allowance for loan loss. The allowance for loan losses at December 31, 2014 increased $1.8 million to $42.4 million compared to $40.6 million at September 30, 2014. The increase is due to growth in the loan portfolio, and the increase from acquired loans that are now covered by our allowance for loan losses. At December 31, 2014, the allowance allocated to total commercial loans was $16.9 million, or 39.9% of the allowance for loan losses, compared to $15.5 million, or 38.1% of the allowance for loan losses at September 30, 2014 and $5.3 million or 18.4% of the allowance for loan losses at September 30, 2013. This increase reflects mainly the increase in commercial loans as a percentage of the total loan portfolio. Commercial real estate loans, including multi-family loans, represented 38.3% of the loan portfolio at December 31, 2014 compared to 38.1% of the loan portfolio at September 30, 2014. The allowance for commercial real estate loans declined $479 thousand to $12.2 million, or 28.9%, of the allowance for loan losses at December 31, 2014 compared to $12.7 million, or 31.3%, of the allowance for loan losses at September 30, 2014. The allowance allocated to acquisition, development and construction loans was $3.0 million at December 31, 2014 compared to $2.1 million at September 30, 2014 and $5.8 million at September 30, 2013. The increase at December 31, 2014 compared to September 30, 2014 was mainly due to an increase in acquisition, development and construction loans outstanding in the period. The decrease in the allowance allocated to acquisition, development and construction loans at September 30, 2014 compared to September 30, 2013 was due to a change in the composition of the non-performing ADC loans at September 30, 2014, which included several loans that management had determined were well-secured. The increase in the allowance for loan losses on residential mortgage loans and consumer loans is primarily related to the increase in non-performing residential mortgage and consumer loans.

Investment Securities

Available for Sale Portfolio. The following table sets forth the composition of our available for sale securities portfolio at the dates indicated.

			September 30,
	December 31, 2014		2014		2013
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(Dollars in thousands)
Residential MBS:
Agency-backed	$528,818	$533,663	$477,003	$477,705	$284,837	$282,529
CMO/Other MBS	85,619	84,838	115,395	114,145	169,336	166,654
Total residential MBS	614,437	618,501	592,398	591,850	454,173	449,183
Other securities:
Federal agencies	150,623	147,156	158,114	152,814	273,637	261,547
Corporate bonds	206,267	204,831	195,547	192,839	118,575	114,933
State and municipal	129,576	132,065	131,715	134,898	127,324	128,730
Trust Preferred	37,687	38,293	37,684	38,412	—	—
Total other securities	524,153	522,345	523,060	518,963	519,536	505,210
Total available for sale securities	$1,138,590	$1,140,846	$1,115,458	$1,110,813	$973,709	$954,393

Held to Maturity Portfolio. The following table sets forth the composition of our held to maturity securities portfolio at the dates indicated.

			September 30,
	December 31, 2014		2014		2013
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(Dollars in thousands)
Residential MBS:
Agency-backed	$138,589	$141,350	$142,329	$143,586	$130,371	$130,979
CMO/Other MBS	60,166	59,660	62,690	61,495	25,776	25,494
Total residential MBS	198,755	201,010	205,019	205,081	156,147	156,473
Other securities:
Federal agencies	136,618	140,398	136,413	138,085	77,341	73,883
State and municipal	231,964	239,588	232,643	239,334	19,011	19,021
Other	5,000	5,350	5,000	5,338	1,500	1,519
Total other securities	373,582	385,336	374,056	382,757	97,852	94,423
Total held to maturity securities	$572,337	$586,346	$579,075	$587,838	$253,999	$250,896

Overview. The Board’s Enterprise Risk Committee oversees our investment program and evaluates our investment policy and objectives. Our Chief Financial Officer, Chief Executive Officer, Chief Investment Officer/Treasurer and certain other senior officers have the authority to purchase and sell securities within specific guidelines established in the investment policy. In addition, a summary of all transactions is reviewed by the Board of Directors at least quarterly.

The Company’s objectives for the investment securities is to maintain a high quality portfolio that consists primarily of liquid investment securities with a duration that is designed to limit the impact of fair value declines in a rising interest rate environment. The primary use of funds from deposit growth and the primary source of interest income is expected to be from loan growth. The investment portfolio provides for flexibility in interest rate risk management and additional liquidity, in addition to contributing to our overall earnings. Investment securities are also utilized for pledging purposes as collateral for borrowings from FHLB, municipal deposits, and other borrowings. The Company regularly evaluates the portfolio against its overall balance sheet optimization strategy of producing growth in earnings per share, and contributing to return on assets. The Company evaluates the portfolio size, risk and duration on a daily basis. At December 31, 2014 investment securities represented 23.1% of total assets compared to 23.0% at September 30, 2014. Our goal is to maintain the investment portfolio at 18.0% to 20.0% of total assets over time.

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

Investment portfolio activity. At December 31, 2014, the carrying value of investment securities was $1.7 billion, an increase of $23.3 million compared to September 30, 2014. The portfolio increased $481.5 million compared to September 30, 2013 when the carrying value of the portfolio was $1.2 billion. In connection with the Provident Merger, the Company acquired securities with a fair value of $607.9 million.

In accordance with FASB ASC Subtopic 320-10-25-6, in a significant business combination a company may transfer held to maturity securities to available for sale securities to maintain the company’s existing interest rate risk position or credit risk policy. Based on management’s review of the combined investment securities portfolio and implications for asset and liability management, investment securities totaling $165.2 million were transferred from held to maturity to available for sale. Investment securities that were transferred included residential mortgage-backed securities, federal agency securities and state and municipal securities and were based mainly on the premium amortization and extension risk inherent in these securities. Concurrent with this repositioning, a total of $221.9 million of investment securities were also transferred from available for sale to held to maturity. Substantially all of the securities transferred from available for sale to held to maturity have a maturity date in 2020 or beyond. Management believes the transfers of investment securities highlighted above maintain the Company’s interest rate risk position and credit risk profile on a combined basis post-Merger.

Portfolio Maturities and Yields. The following table summarizes the composition, maturities and weighted average yield of our investment securities portfolio at December 31, 2014. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax equivalent basis.

	1 Year or Less		1-5 years		5-10 years		10 years or more		Total
	Amortized cost	Yield	Amortized cost	Yield	Amortized cost	Yield	Amortized cost	Yield	Amortized cost	Fair Value	Yield
	(Dollars in thousands)
Available for sale:
Residential MBS:
Agency-backed	$5,000	2.00%	$3,933	3.02%	$106,373	2.51%	$413,512	2.62%	528,818	$533,663	2.59%
CMO/Other MBS	—	—	1,919	4.50	3,330	2.50	80,370	2.35	85,619	84,838	2.40
Residential MBS	5,000	2.00	5,852	3.51	109,703	2.51	493,882	2.57	614,437	618,501	2.57
Federal agencies	—	—	77,174	1.45	73,449	1.51	—	—	150,623	147,156	1.48
Corporate	—	—	82,295	3.84	123,972	3.25	—	—	206,267	204,831	3.49
State and municipal	2,154	2.99	51,879	3.50	69,590	3.40	5,953	4.20	129,576	132,065	3.47
Trust Preferred	—	—	—	—	—	—	37,687	6.49	37,687	38,293	6.49
Total	$7,154	2.30%	$217,200	2.90%	$376,714	2.73%	$537,522	2.87%	$1,138,590	$1,140,846	2.82%

Held to maturity:
Residential MBS:
Agency-backed	$—	—%	$—	—%	$42,597	2.84%	$95,992	2.55%	$138,589	$141,350	2.64%
CMO/Other MBS	—	—	—	—	—	—	60,166	1.91	60,166	59,660	1.91
Residential MBS	—	—	—	—	42,597	2.84	156,158	2.30	198,755	201,010	2.42
Federal agencies	—	—	—	—	108,492	1.90	28,126	2.00	136,618	140,398	1.92
State and municipal	11,893	2.42	870	4.09	90,210	3.40	128,991	3.87	231,964	239,588	3.62
Other	—		4,750	3.09	250	3.77	—	—	5,000	5,350	3.12
Total	$11,893	2.42%	$5,620	3.24%	$241,549	2.63%	$313,275	2.85%	$572,337	$586,346	2.69%
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

State and Municipal Bonds. The investment policy limits municipal bonds to securities with maturities of 20 years or less and rated as investment grade by at least one nationally recognized rating agency at the time of purchase. However, we also purchase securities that are issued by local government entities within our service area. Such local entity obligations generally are not rated, and are subject to internal credit reviews. In addition, the policy generally imposes an investment size limit of $5.0 million per municipal issuer and a total municipal bond portfolio limit of 10% of assets. At December 31, 2014, we did not hold any obligations that were rated less than “A-” as available for sale.

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

Deposits
The following table sets forth the distribution of average deposit accounts by account category and the average rates paid at the dates indicated.

			September 30,
	December 31, 2014		2014		2013
	Average balance	Rate	Average balance	Rate	Average balance	Rate
			(Dollars in thousands)
Non-interest bearing demand	$1,626,341	—%	$1,580,108	—%	$646,373	—%
Interest bearing demand	756,217	0.09	706,160	0.08	466,110	0.08
Savings	685,142	0.24	622,414	0.14	572,246	0.17
Money market	1,817,091	0.35	1,458,852	0.35	819,442	0.30
Certificates of deposit	457,996	0.54	554,396	0.44	352,469	0.60
Total interest bearing deposits	3,716,446	0.30	3,341,822	0.27	2,210,267	0.27
Total deposits	$5,342,787	0.21%	$4,921,930	0.18%	$2,856,640	0.21%

Average deposits for the three months ended December 31, 2014 were $5.3 billion, an increase of $420.9 million compared to $4.9 billion in fiscal 2014 and $2.9 billion in fiscal 2013. The increase in the average balance of deposits in the fourth calendar quarter of 2014 compared to fiscal 2014 was mainly a result of the timing of the Provident Merger, seasonality in our municipal banking business and organic growth generated by our commercial banking teams. The increase in fiscal 2014 compared to fiscal 2013 was mainly due to the Provident Merger. The ratio of average non-interest bearing deposits to total deposits was 30.4% for the three months ended December 31, 2014 compared to 32.1% in fiscal 2014 and 22.6% in fiscal 2013. The average cost of interest bearing deposits was 0.30% in the three months ended December 31, 2014 compared to 0.27% during fiscal 2014 and fiscal 2013. The average cost of total deposits was 0.21% in the three months ended December 31, 2014 compared to 0.18% in fiscal 2014 and 0.21% in fiscal 2013.

Distribution of Deposit Accounts by Type. The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

			September 30,
	December 31, 2014		2014		2013
	Amount	%	Amount	%	Amount	%
			(Dollars in thousands)
Non-interest bearing demand	$1,481,870	28%	$1,799,685	34.0%	$943,934	31.9%
Interest bearing demand	747,667	14.1	766,852	14.5	434,398	14.7
Savings	711,509	13.7	698,443	13.2	580,125	19.6
Money market	1,790,435	34.4	1,595,803	30.1	735,709	24.8
Subtotal	4,731,481	90.8	4,860,783	91.8	2,694,166	91.0
Certificates of deposit	480,844	9.2	437,871	8.2	268,128	9.0
Total deposits	$5,212,325	100.0%	$5,298,654	100.0%	$2,962,294	100.0%

The following table presents the proportion of each component of total deposits for the periods presented:

	December 31,	September 30,
	2014	2014	2013
Retail and business deposits	77.6%	77.1%	72.7%
Municipal deposits	16.9	18.7	25.5
Wholesale deposits	5.5	4.2	1.8
	100.0%	100.0%	100.0%

As of December 31, 2014, September 30, 2014 and 2013, the Company had $883.4 million, $992.8 million, and $757.1 million, respectively, in municipal deposits. A significant portion of the municipal deposits at September 30, 2014 and 2013 are associated with school district tax collections and we generally retain these deposits only for a short period of time. Wholesale deposits were $284.7 million, $220.7 million and $53.1 million at December 31, 2014, September 30, 2014 and 2013, respectively. Wholesale deposits consist of brokered deposits and deposits acquired through listing services.

Certificates of Deposit by Interest Rate Range. The following table sets forth information concerning certificates of deposit by interest rate range at the dates indicated.

	At December 31, 2014
	Period to maturity						At September 30,
	1 year or less	1-2 years	2-3 years	3 years or more	Total	% of total	2014	2013
	(Dollars in thousands)
Interest rate range:
1.00% and below	$351,328	$40,086	$4,118	$7,710	$403,242	83.9%	$352,093	$236,786
1.01% to 2.00%	29,411	11,843	30,101	977	72,332	15.0	75,927	8,880
2.01% to 3.00%	3,861	551	—	—	4,412	0.9	6,615	10,257
3.01% to 4.00%	857	—	—	—	857	0.2	3,235	5,838
4.01% to 5.00%	1	—	—	—	1	—	1	6,367
Total	$385,458	$52,480	$34,219	$8,687	$480,844	100.0%	$437,871	$268,128

Certificates of Deposit by Time to Maturity. The following table sets forth certificates of deposit by time remaining until maturity as of December 31, 2014.

	Period to maturity
	3 months or less	3-6 months	6-12 months	Over 12 months	Total	Rate
	(Dollars in thousands)
Certificates of deposit less than $100,000	$58,695	$32,060	$29,125	$17,705	$137,585	0.21%
Certificates of deposit $100,000 or more	174,415	30,391	60,772	77,681	343,259	0.59
	$233,110	$62,451	$89,897	$95,386	$480,844	0.48%

Brokered Deposits. We utilize brokered deposits on a limited basis and maintain limits for the use of wholesale deposits and other short-term funding in general to be less than 10% of total assets. Most of the brokered deposit funding maintained by the Bank has a maturity to coincide with the anticipated inflows of deposits through municipal tax collections.

Listed below are the Company’s brokered deposits:

	December 31,	September 30,
	2014	2014	2013
	(Dollars in thousands)
Money market	$75,462	$84,022	$34,571
Reciprocal CDAR’s [1]	6,666	34,017	1,343
CDAR’s one way	86,530	3,028	768
Total brokered deposits	$168,658	$121,067	$36,682

[1]	Certificate of deposit account registry service

Short-term Borrowings. The Company’s primary source of short-term borrowings (which include borrowings with a maturity less than one year) are advances from the Federal Home Loan Bank of New York. Short-term borrowings also include federal funds purchased and repurchase agreements.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates indicated.

	December 31,	September 30,
	2014	2014	2013
	(Dollars in thousands)
Balance at end of period	$532,835	$370,365	$158,897
Average balance during period	427,750	264,249	88,779
Maximum amount outstanding at any month end	532,835	563,085	295,652
Weighted average interest rate at end of period	0.39%	0.69%	0.95%
Weighted average interest rate during period	0.43	0.68	0.57

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

For our non-real estate commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. At December 31, 2014, these commitments totaled $236.5 million. For our real estate businesses, loan commitments are generally for residential construction, multi-family and commercial construction projects, which totaled $108.4 million at December 31, 2014. Loan commitments for our retail customers are generally home equity lines of credit secured by residential property and totaled $100.0 million. In addition, loan commitments for overdrafts were $13.9 million. Letters of credit issued by the Company generally are standby letters of credit. Standby letters of credit are commitments issued by the Company on behalf of its customer/obligor in favor of a beneficiary that specify an amount the Company can be called upon to pay upon the beneficiary’s compliance with the terms of the letter of credit. These commitments are primarily issued in favor of local municipalities to support the obligor’s completion of real estate development projects. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Standby letters of credit are conditional commitments to support performance, typically of a contract or the financial integrity of a customer to a third-party, and represent an independent undertaking by the Company to the third-party. Letters of credit as of December 31, 2014 totaled $83.3 million.

See Note 15. “Off-Balance-Sheet Financial Instruments” to the consolidated financial statements for additional information regarding lending commitments.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.

Payments Due by Period. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2014. The payment amounts represent those amounts due to the recipient.

	Payments due by period
	1 year or less	1-3 years	3-5 years	5 years or more	Total
	(Dollars in thousands)
Contractual obligations:
FHLB borrowings	$532,835	$407,760	$69,904	$2,460	$1,012,959
Other borrowings	9,846	—	—	—	9,846
Senior notes	—	—	98,498	—	98,498
Time deposits	385,458	86,699	8,687	—	480,844
Operating leases	8,851	15,720	13,571	25,573	63,715
	936,990	510,179	190,660	28,033	1,665,862
Other commitments:
Letters of credit	69,751	6,404	—	7,161	83,316
Undrawn lines of credit	540,781	—	—	—	540,781
Total	$1,547,522	$516,583	$190,660	$35,194	$2,289,959

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

Liquidity and Capital Resources

Capital. At December 31, 2014, stockholders’ equity totaled $975.2 million compared to $961.1 million at September 30, 2014. The increase in the fourth calendar quarter of 2014 was due to net income of $17.0 million, stock option exercises and stock-based compensation of $1.7 million and other comprehensive income, net of tax, of $1.2 million, which was partially offset by dividends declared of $5.9 million. At September 30, 2014, stockholders’ equity increased $478.2 million to $961.1 million compared to $482.9 million at September 30, 2013. This increase was mainly due to the Company’s issuance of 39,057,968 shares of its common stock with a value of $457.8 million on October 31, 2013 in connection with the Provident Merger. Other significant increases in stockholders’ equity in fiscal 2014 included net income of $27.7 million, other comprehensive income, net of tax of $3.9 million, and stock-based compensation of $6.6 million which were partially offset by dividends declared of $17.7 million.

The accumulated other comprehensive loss component of stockholders’ equity totaled a net, after-tax unrealized loss of $10.3 million at December 31, 2014 compared to a net, after-tax unrealized loss of $11.5 million at September 30, 2014 and $15.3 million at September

30, 2013. The increase in the fourth quarter of calendar 2014 was due to a $4.1 million increase in the net after-tax value of available for sale securities which was partially offset by a net unrealized loss on the defined benefit pension plan of $2.9 million. The increase in fiscal 2014 was the result of a $9.2 million net after-tax increase in the value of available for sale securities, a $214 thousand after-tax decrease in the net actuarial loss on the defined benefit pension plan and a net after-tax decrease in the net unrealized loss on securities transferred to held maturity of $5.1 million.

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

The Company paid a $0.07 dividend per common share in the fourth calendar quarter of 2014. The Company paid a dividend $0.06 dividend per common share in the first fiscal quarter of 2014 and paid a dividend of $0.07 per common share in the second, third and fourth fiscal quarters of 2014. Dividends of $0.06 were paid in each fiscal quarter of 2013.

The Company’s Board of Directors has authorized the repurchase of the Company’s common stock. At December 31, 2014, there were 776,713 shares available for repurchase. No shares were repurchased under this plan during the fourth calendar quarter of 2014, fiscal 2014 or 2013. See Part II, Item 5. “Market for Registrants Common Equity, Related Stockholder Matters, Issuer Purchases of Equity Securities”, included elsewhere in this Report.

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

Asset liquidity is provided by liquid assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, interest-bearing deposits in banks, securities available for sale, cash flow from securities held to maturity and maturities of securities held to maturity.

Our ability to access liabilities in a timely fashion is provided by access to funding sources which include core deposits, federal funds purchased and repurchase agreements. The liquidity position of the Company is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in the Company’s asset/liability management process. The Company regularly models liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic activity, volatility in the financial markets, unexpected credit events or other significant occurrences. These scenarios are incorporated into the Company’s contingency funding plan, which provides the basis for the identification of the Company’s liquidity needs. As of December 31, 2014, management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on the Company.

At December 31, 2014, the Bank had $120.6 million in cash on hand and unused borrowing capacity at the FHLB of $703.5 million. In addition, the Bank may purchase additional federal funds from other institutions and enter into additional repurchase agreements.

The Company is a bank holding company and does not conduct operations. Its primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank.

At December 31, 2014, the Bank had capacity to pay up to $43.8 million of dividends to the Company. At December 31, 2014, the Company had cash of $13.8 million, and $15 million available under a revolving line of credit facility.

In September 2014, the Company entered into a $15 million revolving line of credit facility with a third-party financial institution that matures on September 5, 2015. The use of proceeds are for general corporate purposes. The facility has not been used and requires the Company and the Bank to maintain certain ratios related to capital, nonperforming asset to capital, reserves to nonperforming loans and debt service coverage. The Company and the Bank were in compliance with all requirements at December 31, 2014.

As a well known seasoned issuer the Company has an effective shelf registration statement filed with the Commission on Form S-3 dated February 4, 2015. On February 11, 2015, the Company issued 6,900,000 shares of its common stock raising $84.8 million in proceeds net of underwriters discounts, commissions and offering expenses. The net proceeds will be used for general corporate purposes and the funding of potential acquisitions of specialty commercial lending businesses, including the acquisition of Damian Services Corporation, a payroll finance service provider, which closed on February 27, 2015. Our shelf registration statement allows the Company to issue a variety of debt and equity instruments which are subject to Board authorization and market conditions. While we seek to preserve flexibility with respect to cash requirements, there can be no assurance that market conditions would permit us to sell securities on acceptable terms at any given time or at all.

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

Estimated Changes in EVE and NII. The table below sets forth, as of December 31, 2014, the estimated changes in our (1) EVE that would result from the designated instantaneous changes in the forward rate curves, and (2) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$928,319	$(23,512)	(2.5)%	$274,279	$30,002	12.3%
+200	945,803	(6,028)	(0.6)	264,524	20,247	8.3
+100	955,464	3,633	0.4	254,108	9,831	4.0
0	951,831	—	—	244,277	—	—
-100	922,170	(29,661)	(3.1)	226,537	(17,740)	(7.3)

The table above indicates that at December 31, 2014, in the event of an immediate 200 basis point increase in interest rates, we would expect to experience a (0.6)% decrease in EVE and a 8.3% increase in NII. Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on EVE and NII beyond -100 basis points.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in EVE and NII require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The EVE and NII table presented above assumes that the composition of our interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data does not reflect any actions management may undertake in response to changes in interest rates. The table also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the re-pricing characteristics of specific assets and liabilities. Accordingly, although the EVE and NII table provides an indication of our sensitivity to interest rate changes at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes that market interest rates may have on our net interest income. Actual results will likely differ.

During the fourth calendar quarter of 2014, the federal funds target rate remained in a range of 0.00 - 0.25% as the Federal Open Market Committee (“FOMC”) did not change the target overnight lending rate. U.S. Treasury yields in the two year maturities increased nine basis points from 0.58% to 0.67% in the three months ended December 31, 2014 while the yield on U.S. Treasury 10-year notes decreased 35 basis points from 2.52% to 2.17% over the same three month period. The decrease in rates on longer-term maturities coupled with the increase in rates on the short-term maturities resulted in a flatter 2-10 year treasury yield curve at the end of 2014 relative to October 1, 2014. During the fourth calendar quarter of 2014, the FOMC reaffirmed its willingness to maintain an accommodative stance on monetary policy stating that it can be patient in beginning to normalize the stance of monetary policy. However, should economic conditions improve, the FOMC could increase the federal funds target rate. This could cause the shorter end of the yield curve to rise disproportionately relative to the longer end, thereby resulting in a short-term margin compression.

ITEM 8.	Financial Statements and Supplementary Data
The following are included in this item:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets as of December 31, 2014, September 30, 2014 and 2013

(C)	Consolidated Statements of Operations for the three months ended December 31, 2014, and 2013 (2013 Unaudited) and for the fiscal years ended September 30, 2014, 2013 and 2012

(D)	Consolidated Statements of Comprehensive Income (Loss) for the three months ended December 31, 2014, and 2013 (2013 Unaudited) and for the fiscal years ended September 30, 2014, 2013 and 2012

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2014 and the fiscal years ended September 30, 2014, 2013 and 2012

(F)	Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and 2013 (2013 Unaudited) and for the fiscal years ended September 30, 2014, 2013 and 2012

(G)	Notes to Consolidated Financial Statements

The supplementary data required by this item (selected quarterly financial data) is provided in Note 21. “Quarterly Results of Operations (Unaudited)” to the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sterling Bancorp

We have audited the accompanying consolidated balance sheets of Sterling Bancorp as of December 31, 2014, September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the three months ended December 31, 2014 and the years ended September 30, 2014, 2013 and 2012. We also have audited Sterling Bancorp’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sterling Bancorp’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Bancorp as of December 31, 2014, September 30, 2014 and 2013, and the results of its operations and its cash flows for the three months ended December 31, 2014 and for the years ended September 30, 2014, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Sterling Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP
New York, New York
March 6, 2015

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	December 31,	September 30,
	2014	2014	2013
ASSETS:
Cash and due from banks	$121,520	$177,619	$113,090
Securities:
Available for sale, at fair value	1,140,846	1,110,813	954,393
Held to maturity, at amortized cost (fair value of $586,346, $587,838 and $250,896 at December 31, 2014, September 30, 2014 and 2013, respectively)	572,337	579,075	253,999
Total securities	1,713,183	1,689,888	1,208,392
Loans held for sale	46,599	17,846	1,011
Gross loans	4,815,641	4,760,438	2,412,898
Allowance for loan losses	(42,374)	(40,612)	(28,877)
Total loans, net	4,773,267	4,719,826	2,384,021
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, at cost	75,437	66,085	24,312
Accrued interest receivable	19,301	19,667	11,698
Premises and equipment, net	46,156	43,286	36,520
Goodwill	388,926	388,926	163,117
Core deposit and other intangible assets	43,332	45,278	5,891
Bank owned life insurance	150,522	119,486	60,914
Other real estate owned	5,867	7,580	6,022
Other assets	40,712	41,900	34,184
Total assets	$7,424,822	$7,337,387	$4,049,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$5,212,325	$5,298,654	$2,962,294
FHLB borrowings	1,003,209	795,028	462,953
Other borrowings (repurchase agreements and fed funds purchased)	9,846	45,639	—
Senior notes	98,498	98,402	98,033
Mortgage escrow funds	4,167	4,494	12,646
Other liabilities	121,577	134,032	30,380
Total liabilities	6,449,622	6,376,249	3,566,306
Commitments and Contingent liabilities (See Note 16.)
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—	—
Common stock (par value $0.01 per share; 190,000,000 shares authorized and 91,246,024 shares issued at December 31, 2014 and September 30, 2014; 75,000,000 shares authorized and 52,188,056 issued at September 30, 2013; 83,927,572, 83,600,529 and 44,351,046 outstanding at December 31, 2014, September 30, 2014 and September 30, 2013, respectively)	912	912	522
Additional paid-in capital	858,489	860,564	403,816
Unallocated common stock held by employee stock ownership plan (“ESOP”); 0 unallocated shares at December 31, 2014 and September 30, 2014 and 549,262 unallocated shares outstanding at September 30, 2013	—	—	(5,493)
Treasury stock, at cost (7,318,452 shares at December 31, 2014 and 7,617,757 and 7,837,010 shares at September 30, 2014 and 2013, respectively)	(82,908)	(86,339)	(88,538)
Retained earnings	208,958	197,460	187,889

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

Accumulated other comprehensive (loss), net of tax (benefit) of ($7,576) at December 31, 2014, ($8,470) at September 30, 2014 and ($10,482) at September 30, 2013	(10,251)	(11,459)	(15,330)
Total stockholders’ equity	975,200	961,138	482,866
Total liabilities and stockholders’ equity	$7,424,822	$7,337,387	$4,049,172
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Operations
For the three months ended December 31, 2014 and 2013 (2013 unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

	Three months ended		Fiscal year ended
	December 31,		September 30,
	2014	2013	2014	2013	2012
Interest and dividend income:
Loans, including fees	$56,869	$43,288	$202,982	$107,810	$91,010
Taxable securities	7,413	6,903	30,067	17,509	16,538
Non-taxable securities	2,865	2,161	10,453	5,682	6,497
Other earning assets	940	359	3,404	1,060	992
Total interest and dividend income	68,087	52,711	246,906	132,061	115,037
Interest expense:
Deposits	2,818	1,834	8,964	5,923	5,581
Borrowings	5,032	5,001	19,954	13,971	12,992
Total interest expense	7,850	6,835	28,918	19,894	18,573
Net interest income	60,237	45,876	217,988	112,167	96,464
Provision for loan losses	3,000	3,000	19,100	12,150	10,612
Net interest income after provision for loan losses	57,237	42,876	198,888	100,017	85,852
Non-interest income:
Accounts receivable management / factoring commissions and other related fees	4,134	2,226	13,146	—	—
Mortgage banking income	2,858	1,616	8,086	1,979	1,897
Deposit fees and service charges	4,221	3,942	15,595	10,964	11,377
Net (loss) gain on sale of securities	(43)	(645)	641	7,391	10,452
Bank owned life insurance	1,024	740	3,080	1,998	2,050
Investment management fees	403	540	2,209	2,413	3,143
Other	1,360	729	4,613	2,947	3,233
Total non-interest income	13,957	9,148	47,370	27,692	32,152
Non-interest expense:
Compensation and employee benefits	22,410	23,554	94,310	47,833	46,038
Stock-based compensation plans	1,146	991	3,703	2,239	1,187
Occupancy and office operations	7,245	6,333	27,726	14,953	14,457
Amortization of intangible assets	1,873	1,875	9,408	1,296	1,245
FDIC insurance and regulatory assessments	1,568	1,164	6,146	3,010	3,096
Other real estate owned (income) expense, net	(81)	368	(237)	1,562	1,618
Merger-related expense	502	9,068	9,455	2,772	5,925
Other	11,151	29,621	57,917	17,376	18,391
Total non-interest expense	45,814	72,974	208,428	91,041	91,957
Income (loss) before income taxes	25,380	(20,950)	37,830	36,668	26,047
Income tax expense (benefit)	8,376	(6,948)	10,152	11,414	6,159
Net income (loss)	$17,004	$(14,002)	$27,678	$25,254	$19,888
Weighted average common shares:
Basic	83,831,380	70,493,305	80,268,970	43,734,425	38,227,653
Diluted	84,194,916	70,493,305	80,534,043	43,783,053	38,248,046
Earnings per common share:
Basic	$0.20	$(0.20)	$0.34	$0.58	$0.52
Diluted	0.20	(0.20)	0.34	0.58	0.52
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the three months ended December 31, 2014 and 2013 (2013 unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands)

	Three months ended		Fiscal year ended
	December 31,		September 30,
	2014	2013	2014	2013	2012
Net income (loss)	$17,004	$(14,002)	$27,678	$25,254	$19,888
Other comprehensive income (“OCI”) (loss):
Change in unrealized holding gains (losses) on securities available for sale	6,858	(615)	15,948	(37,325)	12,866
Change in net unrealized (loss) on securities transferred to held to maturity	310	(9,841)	(8,947)	—	—
Reclassification adjustment for net realized losses (gains) included in net income	43	645	(641)	(7,391)	(10,452)
Reclassification adjustment for other than temporary impaired losses included in net income	—	—	—	32	47
Change in funded status of defined benefit plans and acceleration of future amortization of accumulated other comprehensive loss on defined benefit pension plan	(5,108)	2,336	372	7,255	505
Total other comprehensive income (loss) items	2,103	(7,475)	6,732	(37,429)	2,966
Related income tax (expense) benefit	(895)	3,340	(2,861)	15,200	(1,203)
Other comprehensive income (loss)	1,208	(4,135)	3,871	(22,229)	1,763
Total comprehensive income (loss)	$18,212	$(18,137)	$31,549	$3,025	$21,651
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended December 31, 2014 and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

	Number of shares	Common stock	Additional paid-in capital	Unallocated ESOP shares	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at October 1, 2011	37,864,008	$459	$357,063	$(6,138)	$(90,585)	$165,199	$5,136	$431,134
Net income	—	—	—	—	—	19,888	—	19,888
Other comprehensive income	—	—	—	—	—	—	1,763	1,763
Stock option & other stock transactions, net	—	—	685	—	—	—	—	685
ESOP shares allocated or committed to be released for allocation (49,932 shares)	—	—	43	500	—	—	—	543
Restricted stock awards, net	50,958	—	(187)	—	412	(16)	—	209
Capital raise	6,258,504	63	45,937	—	—	—	—	46,000
Cash dividends declared ($0.24 per common share)	—	—	—	—	—	(9,100)	—	(9,100)
Balance at September 30, 2012	44,173,470	522	403,541	(5,638)	(90,173)	175,971	6,899	491,122
Net income	—	—	—	—	—	25,254	—	25,254
Other comprehensive income	—	—	—	—	—	—	(22,229)	(22,229)
Stock option & other stock transactions, net	8,250	—	730	—	95	(33)	—	792
ESOP shares allocated or committed to be released for allocation (49,932 shares)	—	—	119	145	—	—	—	264
Restricted stock awards, net	169,326	—	(574)	—	1,540	—	—	966
Cash dividends declared ($0.30 per common share)	—	—	—	—	—	(13,303)	—	(13,303)
Balance at September 30, 2013	44,351,046	522	403,816	(5,493)	(88,538)	187,889	(15,330)	482,866
Net income	—	—	—	—	—	27,678	—	27,678
Other comprehensive income	—	—	—	—	—	—	3,871	3,871
Common stock issued in Legacy Sterling merger transaction	39,057,968	390	457,362	—	—	—	—	457,752
Stock option & other stock transactions, net	267,188	—	880	—	3,333	(430)	—	3,783
ESOP shares allocated and ESOP termination	(488,403)	—	1,280	5,493	(5,983)	—	—	790
Restricted stock awards, net	440,468	—	(2,774)	—	4,849	—	—	2,075
Cash dividends declared ($0.21 per common share)	—	—	—	—	—	(17,677)	—	(17,677)
Balance at September 30, 2014	83,628,267	912	860,564	—	(86,339)	197,460	(11,459)	961,138
Net income	—	—	—	—	—	17,004	—	17,004
Other comprehensive income	—	—	—	—	—	—	1,208	1,208
Stock option & other stock transactions, net	95,033	—	328	—	1,132	364	—	1,824
Restricted stock awards, net	204,272	—	(2,403)	—	2,299	—	—	(104)
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(5,870)	—	(5,870)
Balance at December 31, 2014	83,927,572	$912	$858,489	$—	$(82,908)	$208,958	$(10,251)	$975,200
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended December 31, 2014 and 2013 (2013 unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands)

	Three months ended		Fiscal year ended
	December 31,		September 30,
	2014	2013	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$17,004	$(14,002)	$27,678	$25,254	$19,888
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses	3,000	3,000	19,100	12,150	10,612
(Gain) loss and write-downs on other real estate owned	(83)	332	(1,208)	1,285	694
(Gain) on redemption of Subordinated Debentures	—	—	(712)	—	—
Depreciation of premises and equipment	1,456	1,617	6,507	4,243	4,746
Impairment of premises and equipment and leases	610	9,302	11,043	—	—
Amortization of intangibles	1,873	1,875	9,408	1,296	1,245
Amortization of low income housing tax credit	46	—	520	—	—
Net loss (gain) on sale of securities	43	645	(641)	(7,391)	(10,452)
Net gains on loans held for sale	(2,858)	(1,616)	(8,086)	(1,979)	(1,897)
(Gain) loss on sale of premises and equipment	—	(93)	(93)	75	(75)
Net amortization of premium and discount on securities	694	511	3,176	2,068	(1,006)
Net amortization of prepayment fees and other amortizable acquisition costs	435	364	2,330	2,516	1,459
Accretion of discount, amortization of premium on borrowings, net	(69)	87	(446)	87	(67)
ESOP and restricted stock expense	830	772	2,803	1,544	667
Stock option compensation expense	316	219	901	695	521
Originations of loans held for sale	(138,542)	(113,572)	(462,030)	(85,657)	(80,579)
Proceeds from sales of loans held for sale	112,013	122,020	483,622	94,130	79,147
Increase in cash surrender value of BOLI	(1,024)	(742)	(3,198)	(1,998)	(2,050)
Deferred income tax (benefit) expense	(12,080)	1,857	(3,059)	719	(64)
Other adjustments (principally net changes in other assets and other liabilities)	(5,405)	(3,538)	40,049	(26,413)	2,237
Net cash provided by operating activities	(21,741)	9,038	127,664	22,624	25,026
Cash flows from investing activities:
Purchases of securities:
Available for sale	(292,554)	(67,044)	(407,438)	(490,160)	(679,553)
Held to maturity	(4,347)	(54,315)	(172,899)	(169,320)	(95,157)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	23,739	42,972	163,199	168,771	174,497
Held to maturity	11,153	5,258	31,227	55,866	63,037
Proceeds from sales of securities available for sale	244,835	247,650	529,107	339,123	344,431
Proceeds from sales of securities held to maturity	—	—	—	1,187	—
Loan originations, net	(98,699)	(9,780)	(659,013)	(310,615)	(226,616)
Proceeds from sale of loans held for investment	42,863	—	—	—	—
(Purchases) of FHLB and FRB stock, net	(9,352)	(11,338)	(34,093)	(5,063)	(620)
Proceeds from sales of other real estate owned	1,825		9,645	4,730	3,468
Purchases of premises and equipment	(4,326)	(8,572)	(2,584)	(2,355)	(1,853)
Proceeds from sale of Hudson Valley Investment Advisors	—	—	—	4,738	—
Proceeds from sale of fixed assets	—	627	310	—	75
Purchases of bank owned life insurance	(30,000)		—	—	—
Purchase low income housing tax credit	—	—	(1,966)	—	—
Cash received from acquisitions	—	277,798	277,798	—	126,818
Net cash (used in) provided by investing activities	(114,863)	423,256	(266,707)	(403,098)	(291,473)

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended December 31, 2014 and 2013 (2013 unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands)

	Three months ended		Fiscal year ended
	December 31,		September 30,
	2014	2013	2014	2013	2012
Cash flows from financing activities:
Net (decrease) increase in transaction, savings and money market deposits	(129,302)	(289,376)	301,028	(29,503)	499,340
Net increase (decrease) in time deposits	42,973	(49,544)	(261,858)	(119,354)	(53,786)
Net increase (decrease) in short-term FHLB borrowings	128,309	(36,729)	112,383	36,633	(5,000)
Advances of term FHLB borrowings	90,000	50,000	375,000	90,000	5,000
Repayments of term FHLB borrowings	(10,059)	(66,705)	(236,877)	(10,322)	(10,244)
Net (decrease) in repurchase agreements and other short-term borrowings	(35,793)	—	(37,177)	—	—
Redemption of Subordinated Debentures	—		(26,140)	—	—
Payments of pre-payment fees on FHLB borrowings	—	—	—	—	(278)
Repayment of senior unsecured note	—	—	—	—	(51,499)
Net proceeds from Senior Notes	—	—	—	97,946	—
Net (decrease) increase in mortgage escrow funds	(327)	814	(8,152)	727	2,218
Stock option transactions	574	1,479	3,042	97	266
Equity capital raise	—	—	—	—	46,000
Cash dividends paid	(5,870)	(2,661)	(17,677)	(10,642)	(9,100)
Net cash provided by (used in) financing activities	80,505	(392,722)	203,572	55,582	422,917
Net (decrease) increase in cash and cash equivalents	(56,099)	39,572	64,529	(324,892)	156,470
Cash and cash equivalents at beginning of year	177,619	113,090	113,090	437,982	281,512
Cash and cash equivalents at end of year	$121,520	$152,662	$177,619	$113,090	$437,982
Supplemental cash flow information:
Interest payments	$6,429	$6,061	$29,419	$18,831	$18,447
Income tax payments	12,473	4,651	12,473	4,475	1,873
Real estate acquired in settlement of loans	29	873	2,542	5,634	6,148
Unsettled securities transactions	—	—	—	—	41,758
Dividends declared, not yet paid	—	—	—	2,661	—
Loans transfered from held for investment to held for sale	42,229	—	—	—	—
Securities available for sale transferred to held to maturity	—	221,904	—	—	—
Securities held to maturity transferred to available for sale	—	165,230	—	—	—

Acquisitions:
Non-cash assets acquired:
Securities available for sale	$—	$233,244	$233,190	$—	$54,994
Securities held to maturity	—	374,721	374,721	—	—
Loans held for sale	—	30,341	30,341	—	—
Total loans, net	—	1,698,108	1,698,108	—	205,453
FHLB stock	—	7,680	7,680	—	1,045
Accrued interest receivable	—	6,590	6,590	—	417
Goodwill	—	224,400	225,809	—	5,535
Trade name	—	20,089	20,500	—	—

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended December 31, 2014 and 2013 (2013 unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands)

	Three months ended		Fiscal year ended
	December 31,		September 30,
	2014	2013	2014	2013	2012
Core deposit intangibles	—	20,500	20,089	—	4,818
Bank owned life insurance	—	55,374	55,374	—	—
Premises and equipment, net	—	23,594	23,594	—	490
Other real estate owned	—	5,815	5,815	—	—
Other assets	—	22,266	20,933	—	1,793
Total non-cash assets acquired	—	2,722,722	2,722,744	—	274,545
Liabilities assumed:
Deposits	—	2,297,190	2,297,190	—	368,902
FHLB and other borrowings	—	100,619	100,619	—	30,784
Other borrowings	—	62,465	62,465	—	—
Subordinated debentures	—	26,527	26,527	—	—
Other liabilities	—	55,960	55,960	—	1,677
Total liabilities assumed	$—	$2,542,761	$2,542,761	$—	$401,363

Net non-cash (liabilities) acquired	$—	$179,961	$179,983	$—	$(126,818)
Cash and cash equivalents acquired in acquisitions	—	277,798	277,798	—	126,818
The Provident Merger was effective on October 31, 2013 and was presented initially in the statement of cash flows for the three months ended December 31, 2013. The differences between the balances in the three months ended December 31, 2013 and the fiscal year ended September 30, 2014 were principally related to updates to the fair value adjustments on the net assets acquired, associated deferred taxes (included in other assets acquired) and goodwill.

See accompanying notes to consolidated financial statements.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
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

We refer to the transactions detailed above collectively as the “Provident Merger.”

Change in Fiscal Year End
On January 27, 2015, the Board of Directors amended the Company’s bylaws to change the fiscal year end from September 30 to December 31.

Nature of Operations and Principles of Consolidation
The consolidated financial statements include the accounts of Sterling; STL Holdings, Inc. (formerly PBNY Holdings, Inc.) which has an investment in Sterling Silver Title Agency L.P. (formerly PB Madison Title Agency L.P.), a company that provides title searches and title insurance for residential and commercial real estate; LandSave Development, LLC an inactive subsidiary, which was dissolved on December 31, 2014; Sterling Risk Management, Inc. (formerly Provident Risk Management, Inc., a captive insurance company); Sterling National Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries. These subsidiaries included at December 31, 2014: (i) Sterling REIT, Inc. a real estate investment trust that holds a portion of the Company’s real estate loans; (ii) Provest Services Corp. I, which has invested in a low-income housing partnership; (iii) Provest Services Corp. II, which has engaged a third-party provider to sell mutual funds and annuities to the Bank’s customers and (iv) several limited liability companies which hold other real estate owned. Intercompany transactions and balances are eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain amounts from prior periods have been reclassified to conform to the current period presentation. Reclassifications had no affect on prior period net income or stockholders’ equity. As a result of the change in fiscal year end, the financial statements include audited financial statements as of December 31, 2014, September 30, 2014, and September 30, 2013 and for the three months ended December 31, 2014, and for the fiscal years 2014, 2013 and 2012. For comparative purposes we have presented financial statements and accompanying footnotes as of December 31, 2013 and for the three months then ended, which is unaudited. The unaudited information, in the opinion of management, includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of its operations.

(a) Nature of Business
Since October 31, 2013, Sterling is a bank holding company and financial holding company under the Bank Holding Company Act of 1956. Sterling is a Delaware corporation that owns all of the outstanding shares of the Bank. Sterling is listed on the New York Stock Exchange (“NYSE”) under the symbol STL.

The Bank, an independent, full-service bank founded in 1888, is headquartered in Montebello, New York and is the principal subsidiary of Sterling. The Bank accounts for substantially all of Sterling’s consolidated assets and net income. The Bank operates through commercial banking teams and financial centers which serve the greater New York metropolitan region. The Bank targets the following geographic markets: (i) the New York Metro Market, which includes Manhattan and Long Island; and (ii) the New York Suburban Market, which consists of Rockland, Orange, Sullivan, Ulster, Putnam and Westchester counties in New York and Bergen County in New Jersey.

The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities. In connection with the Provident Merger, the Bank became a national bank and its deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Office

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

of the Comptroller of the Currency (“OCC”) and the Federal Reserve Board are the primary regulators for the Bank and the Company, respectively.

(b) Use of estimates
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). In preparing the consolidated financial statements, the Company is required to make estimates and assumptions based on available information that affect the reported amounts of assets, liabilities, income and expense. Actual results could differ significantly from these estimates. An estimate that is particularly susceptible to significant near-term change is the allowance for loan losses, which is discussed below.

(c) Cash Flows
For purposes of reporting cash flows, cash equivalents include highly liquid, short-term investments such as overnight federal funds, as well as cash and deposits with other financial institutions with an original maturity of 90 days or less. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

(d) Restrictions on Cash
The Bank was required to have $18.1 million, $28.7 million and $14.6 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2014, September 30, 2014 and 2013, respectively.

(e) Securities
Securities include U.S. Treasury, U.S. Government Agency and Government Sponsored Agencies, municipal and corporate bonds, mortgage-backed securities, collateralized mortgage obligations and trust preferred securities. The Company classifies its securities among three categories: held to maturity, trading, and available for sale. The Company determines the appropriate classification of the Company’s securities at the time of purchase. Held to maturity securities are limited to debt securities for which there is the intent and the ability to hold to maturity. These securities are reported at amortized cost. Trading securities are debt and equity securities held principally for the purpose of selling them in the near-term. These securities are reported at fair value, with unrealized gains and losses included in earnings. The Company does not engage in securities trading activities. All other debt and marketable equity securities are classified as available for sale.

Available for sale securities are reported at fair value, with unrealized gains and losses (net of the related deferred income tax effect) excluded from earnings and reported in a separate component of stockholders’ equity (accumulated other comprehensive income or loss). Available for sale securities include securities that the Company intends to hold for an indefinite period of time, such as securities to be used as part of the Company’s asset/liability management strategy or securities that may be sold to fund loan growth, in response to changes in interest rates, changes in prepayment risks, the need to increase capital, or similar factors.

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

Securities are evaluated for other-than-temporary-impairment (“OTTI”) at least quarterly, and more frequently when economic and market conditions warrant such an evaluation. For securities in an unrealized loss position, we consider the extent and duration of the unrealized loss, and the financial condition of the issuer. The Company also assesses whether it intends to sell, or is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either criteria regarding intent to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. If the Company does not expect to recover the entire amortized cost basis of the security, the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the OTTI is separated into a) the amount representing the credit loss and b) the amount related to all other factors. The amount of OTTI related to credit loss is recognized in earnings while the amount related to other factors is recognized in other comprehensive income, net of applicable taxes. The cost basis of individual equity securities is written down to estimated fair value through a charge to earnings when declines in value below cost are considered to be other than temporary. As of December 31, 2014, the Company does not intend to sell nor is it more likely than not that it would be required to sell any of its debt securities with unrealized losses prior to recovery of its amortized cost basis less any current period credit loss.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

(f) Loans Held For Sale
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. In the absence of commitments from investors, fair value is based on current investor yield requirements. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Prior to October 2013 mortgage loans held for sale were generally sold with servicing rights retained since that time, we have generally sold mortgage loans servicing released. The carrying value of mortgage loans sold is reduced by the amount allocated to the value of the servicing rights which is its fair value. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

(g) Loans
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

(h) Allowance for Loan Losses
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

The classes considered real estate secured are: residential mortgage loans; commercial real estate (“CRE”) loans; business banking CRE; multi-family loans; acquisition, development and construction (“ADC”) loans; homeowner loans, and home equity lines of credit. The classes considered unsecured or secured by other than real estate collateral are: commercial & industrial (“C&I”) loans, which includes asset based loans; payroll finance loans; warehouse lending; factored receivables; equipment finance loans; business banking C&I loans and consumer loans. In all segments or classes, significant loans are reviewed for impairment once they are past due 90 days or more or are classified substandard or doubtful. Generally the Company considers a homogeneous residential mortgage or home equity line of credit to be significant if the Company’s investment in the loan is greater than $500. If a loan is deemed to be impaired in one of the real estate secured segments, it is generally considered collateral dependent. If the value of the collateral securing a collateral dependent impaired loan is less than the loan’s carrying value, a charge-off is recognized equal to the difference between the appraised value and the book value of the loan. Additionally, impairment reserves are recognized for estimated costs to hold and liquidate and for a 10% discount on the appraisal value. The range for costs to hold and liquidate is 10%-70% for CRE, business banking CRE and ADC loans and is 16%-59% for homeowner loans, home equity lines of credit, and residential mortgage loans. Impaired loans in the real estate secured segments are re-appraised using a summary or drive-by appraisal report every six to nine months.

For loans in the business banking C&I class we charge-off the full amount of the loan when it becomes 90 days or more past due, or earlier in the case of bankruptcy, after giving effect to any cash or marketable securities pledged as collateral for the loan. For other classes of C&I loans, we prepare a cash flow projection, and charge-off the difference between the net present value of the cash flows discounted at the effective note rate and the carrying value of the loan, and generally recognize a 10% impairment reserve to account for the potential imprecision of our estimates. However, on most of these cases receipt of future cash flows is too unreliable

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

to be considered probable, resulting in the charge-off of the entire balance of the loan. For unsecured consumer loans, charge-offs are recognized once the loan is 90 days to 120 days or more past due or the borrower files for bankruptcy protection.

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

(i) Troubled Debt Restructuring
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

(j) Federal Reserve Bank of New York and Federal Home Loan Bank Stock
As a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB”), the Bank is required to hold a certain amount of FRB and FHLB common stock. This stock is a non-marketable equity security and is reported at cost.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

(k) Premises and Equipment
Land is reported at cost, while premises and equipment are reported at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three years for equipment and 40 years for premises. Leasehold improvements are amortized on a straight-line basis over the terms of the respective leases, including renewal options, or the estimated useful lives of the improvements, whichever is shorter. Routine holding costs are charged to expense as incurred, while significant improvements are capitalized. The Company recognizes an impairment charge based on the excess of the carrying amount of assets (generally assets associated with a financial center) over the fair value of the assets. Fair value is determined by third-party valuations and evaluations prepared by management. For the three months ended December 31, 2014 and fiscal year ended September 30, 2014, the Company recognized premises and equipment impairment charges of $610 and $11,043 related to financial center consolidations as a result of the Provident Merger. These charges were included in other non-interest expense in the statement of operations.

(l) Goodwill, Trade Names and Other Intangible Assets
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

At December 31, 2014, the Company assessed goodwill for impairment using qualitative factors and concluded the two-step process was unnecessary.

Core deposit intangibles recorded in acquisitions are amortized to expense using an accelerated method over their estimated lives of 8 to ten years. Non-compete agreements are amortized on a straight line basis over their estimated life. Prior to the Provident Merger intangibles related to the naming rights on Provident Bank Ball Park were amortized over ten years on a straight-line basis. Impairment losses on intangible assets and other long-term assets are charged to expense, if and when they occur, with the assets recorded at fair value.

(m) Servicing Rights
Servicing rights are included with core deposit and other intangible assets on the balance sheet. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the statement of operations effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

Servicing fee income, which is reported on the statement of operations as other income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan, and are recorded as income when earned. Servicing fees totaled $222, $200, $911, $778 and $695 for the three months ended December 31, 2014 and 2013, and for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. Late fees and ancillary fees related to loan servicing are not material. Effective October 1, 2013, the Bank outsourced servicing of residential mortgage loans to a nationally recognized mortgage loan servicing company.

(n) Bank Owned Life Insurance (BOLI)
The Company owns life insurance policies (purchased and acquired) on certain officers and key executives. Bank owned life insurance is recorded at its cash surrender value (or the amount that can be realized).

(o) Other Real Estate Owned
Real estate properties acquired through loan foreclosures are recorded initially at estimated fair value, less expected sales costs, with any resulting write-down charged to the allowance for loan losses. Other real estate owned also includes the fair value of the Bank’s financial centers that are held for sale. Any write-down associated with the transfer of a financial center from premises and equipment to other real estate owned was included as a charge to other non-interest income in the statement of operations. Subsequent valuations of other real estate owned are performed by management, and the carrying amount of a property is adjusted by a charge to expense to reflect any subsequent declines in estimated fair value. Fair value estimates are based on recent appraisals and other available information. Routine holding costs are charged to expense as incurred, while significant improvements are capitalized. Gains and losses on sales of real estate owned properties are recognized upon disposition.

(p) Securities Repurchase Agreements
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

(q) Income Taxes
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

The valuation allowance is subject to ongoing adjustment based on changes in circumstances that affect management’s judgment about the realizability of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. The Company recognizes interest and/or penalties related to income tax matters in other non-interest expense.

The Company evaluates uncertain tax positions in a two step process. The first step is recognition, which requires a determination of whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement. Under the measurement step, a tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. A previously recognized tax position that no longer meets the more likely than not recognition threshold should be derecognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company did not have any such position as of December 31, 2014. (See Note 10 “Income Taxes”).

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

(r) Derivatives
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

(s) Fair Values of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. (See Note 17 “Fair Value Measurements”)

(t) Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company does not believe there are such matters that will have a material effect on the financial statements.

(u) Loan Commitments and Related Financial Instruments
Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

(v) Stock-Based Compensation Plans
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

(w) Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
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

(x) Segment Information
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

(2) Acquisitions
On October 31, 2013, the Company completed the Provident Merger. Under the terms of the Agreement and Plan of Merger, Legacy Sterling shareholders received 1.2625 shares of Legacy Provident’s common stock, par value $0.01 per share, for each share of Legacy Sterling common stock, which resulted in the issuance of 39,057,968 shares. Based on the closing stock price of $11.72 per share on October 31, 2013, the aggregate consideration paid to Legacy Sterling shareholders was $457,781, including $23 paid in cash for fractional shares, and $6 which represented outstanding vested stock options. Consistent with the Company’s strategy, the primary reason for the Provident Merger was the expansion of the Company’s geographic footprint and diversification of its business in the greater New York metropolitan region and beyond.

The assets acquired and liabilities assumed were accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of October 31, 2013 based on management’s best estimate using the information available as of the Provident Merger date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $225,809, a core deposit intangible of $20,089 and a trade name intangible of $20,500.  As of October 31, 2013, Legacy Sterling had assets with a book value of approximately $2,759,628, loans including loans held for sale with a book value of approximately $1,735,142, and deposits with a book value of approximately $2,296,713. The table below summarizes the amounts recognized as of the Provident Merger date for each major class of assets acquired and liabilities assumed, the estimated fair value adjustments and the amounts recorded in the Company’s financial statements at fair value at the Provident Merger date:

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

Consideration paid through Sterling Bancorp common stock issued to Legacy Sterling shareholders	$457,781

	Legacy Sterling carrying value	Fair value adjustments		As recorded at acquisition
Cash and cash equivalents	$277,798	$—		$277,798
Investment securities	613,154	(5,243)	(a)	607,911
Loans held for sale	30,341	—		30,341
Loans	1,704,801	(6,693)	(b)	1,698,108
Federal Reserve Bank stock	7,680	—		7,680
Bank owned life insurance	55,374	—		55,374
Premises and equipment	21,293	2,301	(c)	23,594
Accrued interest receivable	6,590	—		6,590
Core deposit and other intangibles	—	20,089	(d)	20,089
Trade name intangible	—	20,500	(e)	20,500
Other real estate owned	1,720	4,095	(f)	5,815
Other assets	40,877	(19,944)	(g)	20,933
Deposits	(2,296,713)	(477)	(h)	(2,297,190)
FHLB borrowings	(100,346)	(273)	(i)	(100,619)
Other borrowings	(62,465)	—		(62,465)
Subordinated Debentures	(25,774)	(753)	(j)	(26,527)
Other liabilities	(60,462)	4,502	(k)	(55,960)
Total identifiable net assets	$213,868	$18,104		$231,972

Goodwill recorded in the Provident Merger				225,809
Goodwill at September 30, 2013				163,117
Goodwill at September 30, 2014 and December 31, 2014				$388,926
Explanation of certain fair value related adjustments:

(a)	Represents the fair value adjustment on investment securities held to maturity.

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

(h)
Represents the fair value adjustment on deposits as the weighted average interest rate of deposits assumed exceeded the cost of similar funding available in the market at the time of the Provident Merger.

(i)
Represents the fair value adjustment on FHLB borrowings as the weighted average interest rate of FHLB borrowings assumed exceeded the cost of similar funding available in the market at the time of the Provident Merger.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

(j)
Represents the fair value adjustment on subordinated debentures as the weighted average interest rate of the debentures assumed exceeded the cost of similar debt funding available in the market at the time of the Provident Merger.

(k)	Represents the fair value of other liabilities assumed at the Provident Merger date.

Except for collateral dependent loans with deteriorated credit quality, the fair values for loans acquired from Legacy Sterling were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. For collateral dependent loans with deteriorated credit quality, fair value was estimated by analyzing the value of the underlying collateral, assuming the fair values of the loans were derived from the eventual sale of the collateral. These values were discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of Legacy Sterling’s allowance for loan losses associated with the loans that were acquired, as the loans were initially recorded at fair value on the date of the Provident Merger.

The impaired loans acquired in the Provident Merger as of October 31, 2013 were accounted for in accordance with ASC Topic 310-30 Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“ASC 310-30”) and were comprised of collateral dependent loans with deteriorated credit quality as follows:

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
Direct acquisition and integration costs of the Provident Merger were expensed as incurred and totaled $9,455 and $2,772, for the fiscal years ended September 30, 2014 and 2013, respectively. These items were recorded as Merger-related expenses in the statement of operations. Other direct integration costs of the Provident Merger for the three months ended December 31, 2014, and for the fiscal year ended September 30, 2014 totaled $610 and $26,591, respectively, included a charge for asset write-downs, banking systems conversion, employee retention and severance compensation. These items were recorded in non-interest expense in the statement of operations.
The following table presents selected unaudited pro forma financial information reflecting the Provident Merger assuming it was completed as of October 1, 2012. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the Provident Merger actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full fiscal year period. Pro forma basic and diluted earnings per common share were calculated using the Company’s actual weighted average shares outstanding for the periods presented, plus the incremental shares issued, assuming the Provident Merger occurred at the beginning of the periods presented. The unaudited pro forma information is based on the actual financial statements of the Company for the periods presented, and on the actual financial statements

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

of Legacy Sterling for the fiscal 2012 period presented and in the fiscal 2013 period until the date of the Provident Merger, at which time Legacy Sterling’s results of operations were included in the Company’s financial statements.
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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

(3) Securities

A summary of amortized cost and estimated fair value of our securities is presented below:

	December 31, 2014
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Residential MBS:
Agency-backed	$528,818	$5,398	$(553)	$533,663	$138,589	$2,763	$(2)	$141,350
CMO/Other MBS	85,619	178	(959)	84,838	60,166	58	(564)	59,660
Total residential MBS	614,437	5,576	(1,512)	618,501	198,755	2,821	(566)	201,010
Other securities:
Federal agencies	150,623	4	(3,471)	147,156	136,618	4,328	(548)	140,398
Corporate	206,267	319	(1,755)	204,831	—	—	—	—
State and municipal	129,576	2,737	(248)	132,065	231,964	7,713	(89)	239,588
Trust preferred	37,687	652	(46)	38,293	—	—	—	—
Other	—	—	—	—	5,000	350	—	5,350
Total other securities	524,153	3,712	(5,520)	522,345	373,582	12,391	(637)	385,336
Total securities	$1,138,590	$9,288	$(7,032)	$1,140,846	$572,337	$15,212	$(1,203)	$586,346

	September 30, 2014
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Residential MBS:
Agency-backed	$477,003	$2,257	$(1,555)	$477,705	$142,329	$1,360	$(103)	$143,586
CMO/Other MBS	115,395	242	(1,492)	114,145	62,690	9	(1,204)	61,495
Total residential MBS	592,398	2,499	(3,047)	591,850	205,019	1,369	(1,307)	205,081
Other securities:
Federal agencies	158,114	3	(5,303)	152,814	136,413	2,634	(962)	138,085
Corporate	195,547	149	(2,857)	192,839	—	—	—	—
State and municipal	131,715	3,439	(256)	134,898	232,643	6,814	(123)	239,334
Trust preferred	37,684	766	(38)	38,412	—	—	—	—
Other	—	—	—	—	5,000	338	—	5,338
Total other securities	523,060	4,357	(8,454)	518,963	374,056	9,786	(1,085)	382,757
Total securities	$1,115,458	$6,856	$(11,501)	$1,110,813	$579,075	$11,155	$(2,392)	$587,838

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

	September 30, 2013
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Residential MBS:
Agency-backed	$284,837	$1,849	$(4,157)	$282,529	$130,371	$716	$(108)	$130,979
CMO/Other MBS	169,336	356	(3,038)	166,654	25,776	33	(315)	25,494
Total residential MBS	454,173	2,205	(7,195)	449,183	156,147	749	(423)	156,473
Other securities:
Federal agencies	273,637	—	(12,090)	261,547	77,341	—	(3,458)	73,883
Corporate	118,575	153	(3,795)	114,933	—	—	—	—
State and municipal	127,324	3,447	(2,041)	128,730	19,011	556	(546)	19,021
Other	—	—	—	—	1,500	19	—	1,519
Total other securities	519,536	3,600	(17,926)	505,210	97,852	575	(4,004)	94,423
Total securities	$973,709	$5,805	$(25,121)	$954,393	$253,999	$1,324	$(4,427)	$250,896

In accordance with U.S. GAAP, in a significant business combination a company may transfer held to maturity securities to available for sale securities to maintain the company’s existing interest rate risk position or credit risk policy. Based on management’s review of the combined investment securities portfolio and implications for asset and liability management, investment securities totaling $165,230 were transferred from held to maturity to available for sale in the three months ended December 31, 2013 in connection with the closing of the Provident Merger. Investment securities that were transferred included residential mortgage-backed securities, federal agency securities and state and municipal securities and was based mainly on the premium amortization and extension risk inherent in these securities. Concurrent with this repositioning, a total of $221,904 of investment securities were also transferred from available for sale to held to maturity. Substantially all of the securities transferred from available for sale to held to maturity have a maturity date in 2020 or beyond. At the date of transfer, these securities were in an unrealized loss position of $9,657, which will be accreted into interest income using the level yield method over the life of the securities, which is estimated to be approximately 5.0 years. At December 31, 2014 the remaining unrealized loss was $8,638. The unrealized loss amount is included in accumulated other comprehensive (loss) on an after-tax basis. Management believes the transfers of investment securities discussed above maintain the Company’s interest rate risk position and credit risk profile on a combined basis post-Merger.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

The amortized cost and estimated fair value of securities at December 31, 2014 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date.

	December 31, 2014
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Other securities remaining period to contractual maturity:
One year or less	$2,154	$2,172	$11,893	$11,997
One to five years	211,348	210,267	5,620	6,022
Five to ten years	267,011	265,356	198,952	203,848
Greater than ten years	43,640	44,550	157,117	163,469
Total other securities	524,153	522,345	373,582	385,336
Residential MBS	614,437	618,501	198,755	201,010
Total securities	$1,138,590	$1,140,846	$572,337	$586,346

Sales of securities for the periods indicated below were as follows:

	For the three months ended		For the fiscal year ended
	December 31,		September 30,
	2014	2013	2014	2013	2012
Available for sale:
Proceeds from sales	$244,835	$247,650	$529,107	$339,123	$344,431
Gross realized gains	409	211	1,964	7,709	10,468
Gross realized losses	(452)	(856)	(1,323)	(377)	—
Income tax (benefit) expense on realized net gains	(14)	(214)	172	2,282	2,475
Held to maturity: (1)
Proceeds from sales	$—	$—	$—	$1,187	$—
Gross realized gains	—	—	—	59	—
Income tax expense on realized gains	—	—	—	18	—

(1) During the fiscal year ended September 30, 2013, the Company sold held to maturity securities after the Company had already collected at least 85% of the principal balance outstanding at acquisition.

At December 31, 2014, September 30, 2014, and 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

The following table summarizes securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available for sale
December 31, 2014
Residential MBS:
Agency-backed	$17,379	$(37)	$21,616	$(516)	$38,995	$(553)
CMO/Other MBS	25,551	(206)	43,475	(753)	69,026	(959)
Total residential MBS	42,930	(243)	65,091	(1,269)	108,021	(1,512)
Other securities:
Federal agencies	5,959	(87)	140,699	(3,384)	146,658	(3,471)
Corporate	85,055	(731)	65,648	(1,024)	150,703	(1,755)
State and municipal	12,012	(68)	11,400	(180)	23,412	(248)
Trust preferred	3,900	(46)	—	—	3,900	(46)
Total other securities	106,926	(932)	217,747	(4,588)	324,673	(5,520)
Total	$149,856	$(1,175)	$282,838	$(5,857)	$432,694	$(7,032)
September 30, 2014
Residential MBS:
Agency-backed	$137,693	$(516)	$41,516	$(1,039)	$179,209	$(1,555)
CMO/Other MBS	62,507	(446)	29,499	(1,046)	92,006	(1,492)
Total residential MBS	200,200	(962)	71,015	(2,085)	271,215	(3,047)
Other securities:
Federal agencies	6,153	(144)	146,416	(5,159)	152,569	(5,303)
Corporate	97,833	(1,348)	66,440	(1,509)	164,273	(2,857)
State and municipal	8,170	(58)	12,809	(198)	20,979	(256)
Trust preferred	3,907	(38)	—	—	3,907	(38)
Total other securities	116,063	(1,588)	225,665	(6,866)	341,728	(8,454)
Total	$316,263	$(2,550)	$296,680	$(8,951)	$612,943	$(11,501)
September 30, 2013
Residential MBS:
Agency-backed	$137,265	$(4,157)	$—	$—	$137,265	$(4,157)
CMO/Other MBS	122,324	(2,742)	7,820	(296)	130,144	(3,038)
Total residential MBS	259,589	(6,899)	7,820	(296)	267,409	(7,195)
Other securities:
Federal agencies	261,547	(12,090)	—	—	261,547	(12,090)
Corporate	95,013	(3,795)	—	—	95,013	(3,795)
State and municipal	43,585	(2,033)	112	(8)	43,697	(2,041)
Total other securities	400,145	(17,918)	112	(8)	400,257	(17,926)
Total	$659,734	$(24,817)	$7,932	$(304)	$667,666	$(25,121)

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

The following table summarizes securities held to maturity with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Held to maturity
December 31, 2014
Residential MBS:
Agency-backed	$1,208	$(2)	$—	$—	$1,208	$(2)
CMO/Other MBS	—		42,979	(564)	$42,979	(564)
Total residential MBS	1,208	(2)	42,979	(564)	44,187	(566)
Other securities:
Federal agencies	9,711	(289)	14,741	(259)	24,452	(548)
State and municipal	11,501	(86)	233	(3)	11,734	(89)
Total other securities	21,212	(375)	14,974	(262)	36,186	(637)
Total	$22,420	$(377)	$57,953	$(826)	$80,373	$(1,203)
September 30, 2014
Residential MBS:
Agency-backed	$20,616	$(103)	$—	$—	$20,616	$(103)
CMO/Other MBS	14,928	(368)	42,646	(836)	57,574	(1,204)
Total residential MBS	35,544	(471)	42,646	(836)	78,190	(1,307)
Other securities:
Federal agencies	23,756	(62)	24,101	(900)	47,857	(962)
State and municipal	13,943	(100)	1,479	(23)	15,422	(123)
Total other securities	37,699	(162)	25,580	(923)	63,279	(1,085)
Total	$73,243	$(633)	$68,226	$(1,759)	$141,469	$(2,392)
September 30, 2013
Residential MBS:
Agency-backed	$10,963	$(86)	$—	$—	$10,963	$(86)
CMO/Other MBS	31,412	(337)	—	—	31,412	(337)
Total residential MBS	42,375	(423)	—	—	42,375	(423)
Other securities:
Federal agencies	73,883	(3,458)	—	—	73,883	(3,458)
State and municipal	9,530	(546)	—	—	9,530	(546)
Total other securities	83,413	(4,004)	—	—	83,413	(4,004)
Total	$125,788	$(4,427)	$—	$—	$125,788	$(4,427)

At December 31, 2014, a total of 96 available for sale securities were in a continuous unrealized loss position for less than 12 months and 107 securities were in an unrealized loss position for 12 months or longer. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating OTTI losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2014, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. As of December 31, 2014, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.
Securities pledged for borrowings at FHLB and other institutions, and securities pledged for municipal deposits and other purposes were as follows:

	December 31,	September 30,
	2014	2014	2013
Available for sale securities pledged for borrowings, at fair value	$187,314	$268,316	$199,642
Available for sale securities pledged for municipal deposits, at fair value	550,681	532,770	580,756
Available for sale securities pledged for customer back-to-back swaps, at fair value	1,959	1,934	4,645
Held to maturity securities pledged for borrowings, at amortized cost	154,712	58,509	55,497
Held to maturity securities pledged for municipal deposits, at amortized cost	352,843	430,611	167,926
Total securities pledged	$1,247,509	$1,292,140	$1,008,466

(4) Loans
The composition of the Company’s loan portfolio, excluding loans held for sale, was the following:

	December 31,	September 30,
	2014	2014	2013
Commercial:
Commercial & industrial	$1,244,555	$1,164,537	$434,932
Payroll finance	154,229	145,474	—
Warehouse lending	173,786	192,003	4,855
Factored receivables	161,625	181,433	—
Equipment financing	411,449	393,027	—
Total commercial	2,145,644	2,076,474	439,787
Commercial mortgage:
Commercial real estate	1,458,277	1,449,052	969,490
Multi-family	384,544	368,524	307,547
Acquisition, development & construction	96,995	92,149	102,494
Total commercial mortgage	1,939,816	1,909,725	1,379,531
Total commercial and commercial mortgage	4,085,460	3,986,199	1,819,318
Residential mortgage	529,766	570,431	400,009
Consumer:
Home equity lines of credit	163,569	159,944	156,995
Other consumer loans	36,846	43,864	36,576
Total consumer	200,415	203,808	193,571
Total loans	4,815,641	4,760,438	2,412,898
Allowance for loan losses	(42,374)	(40,612)	(28,877)
Total loans, net	$4,773,267	$4,719,826	$2,384,021

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

Total loans include net deferred loan origination costs of $1,609 at December 31, 2014, $1,261 at September 30, 2014 and $1,201 at September 30, 2013.

Loans acquired from Legacy Sterling were a total of $1,698,108, net of purchase accounting adjustments and were comprised of $1,683,454 of loans that were not considered impaired at the acquisition date and $13,249 of loans that were determined to be impaired at the time of acquisition. The impaired loans were accounted for in accordance with ASC 310-30. At December 31, 2014, the net recorded amount of loans accounted for under ASC 310-30 was $3,415.
Loans acquired in the Provident Merger that were determined to be purchased credit impaired were all considered collateral dependent loans. Therefore, estimated fair value calculations and projected cash flows included only return of principal and no interest income. There was no accretable yield associated with these loans during the three months ended December 31, 2014.
At December 31, 2014, the Company pledged loans totaling $1,302,681 to the FHLB as collateral for certain borrowing arrangements. See Note 8 “Borrowings and Senior Notes”.

The following tables set forth the amounts and status of the Company’s loans and TDRs at December 31, 2014, September 30, 2014 and September 30, 2013:

	December 31, 2014
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial & industrial	$1,232,363	$6,237	$920	$60	$4,975	$1,244,555
Payroll finance	154,114	—	—	115	—	154,229
Warehouse lending	173,786	—	—	—	—	173,786
Factored receivables	161,381	—	—	—	244	161,625
Equipment financing	410,483	707	19	—	240	411,449
Commercial real estate	1,433,235	7,982	5,322	452	11,286	1,458,277
Multi-family	383,799	317	—	156	272	384,544
Acquisition, development & construction	89,730	401	451	—	6,413	96,995
Residential mortgage	509,597	2,935	975	—	16,259	529,766
Consumer	191,528	1,110	1,607	—	6,170	200,415
Total loans	$4,740,016	$19,689	$9,294	$783	$45,859	$4,815,641
Total TDRs included above	$16,238	$847	$176	$—	$11,427	$28,688
Non-performing loans:
Loans 90+ days past due and still accruing					$783
Non-accrual loans					45,859
Total non-performing loans					$46,642

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

Activity in the allowance for loan losses for the three months ended December 31, 2014 and 2013 and the fiscal years ended September 30, 2014, 2013 and 2012 is summarized below:

	For the three months ended December 31, 2014
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Commercial & industrial	$9,536	$(733)	$638	$(95)	$1,586	$11,027
Payroll finance	1,379	—	—	—	127	1,506
Warehouse lending	630	—	—	—	(22)	608
Factored receivables	1,294	—	—	—	(89)	1,205
Equipment financing	2,621	—	—	—	(52)	2,569
Commercial real estate	10,844	(172)	1	(171)	(552)	10,121
Multi-family	1,867	—	—	—	244	2,111
Acquisition, development & construction	2,120	(488)	—	(488)	1,355	2,987
Residential mortgage	5,837	(310)	2	(308)	314	5,843
Consumer	4,484	(203)	27	(176)	89	4,397
Total allowance for loan losses	$40,612	$(1,906)	$668	$(1,238)	$3,000	$42,374
Annualized net charge-offs to average loans outstanding						0.10%

	For the three months ended December 31, 2013
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Commercial & industrial	$5,302	$(528)	$501	$(27)	$1,611	$6,886
Commercial real estate	9,967	(671)	37	(634)	659	9,992
Acquisition, development & construction	5,806	(218)	—	(218)	269	5,857
Residential mortgage	4,474	(270)	7	(263)	389	4,600
Consumer	3,328	(147)	24	(123)	72	3,277
Total allowance for loan losses	$28,877	$(1,834)	$569	$(1,265)	$3,000	$30,612
Annualized net charge-offs to average loans outstanding						0.14%

	For the fiscal year ended September 30, 2014
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Commercial & industrial	$5,302	$(2,901)	$1,073	$(1,828)	$6,062	$9,536
Payroll finance	—	(758)	—	(758)	2,137	1,379
Warehouse lending	—	—	—	—	630	630
Factored receivables	—	(211)	9	(202)	1,496	1,294
Equipment financing	—	(1,074)	194	(880)	3,501	2,621
Commercial real estate	9,967	(741)	161	(580)	1,457	10,844
Multi-family	—	(418)	92	(326)	2,193	1,867
Acquisition, development & construction	5,806	(1,479)	—	(1,479)	(2,207)	2,120
Residential mortgage	4,474	(963)	323	(640)	2,003	5,837
Consumer	3,328	(786)	114	(672)	1,828	4,484
Total allowance for loan losses	$28,877	$(9,331)	$1,966	$(7,365)	$19,100	$40,612
Annualized net charge-offs to average loans outstanding						0.24%

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

	For the fiscal year ended September 30, 2013
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Commercial & industrial	$4,603	$(1,354)	$410	$(944)	$1,643	$5,302
Commercial real estate	7,230	(3,725)	577	(3,148)	5,885	9,967
Acquisition, development & construction	8,526	(3,422)	182	(3,240)	520	5,806
Residential mortgage	4,359	(2,547)	101	(2,446)	2,561	4,474
Consumer	3,564	(2,009)	232	(1,777)	1,541	3,328
Total allowance for loan losses	$28,282	$(13,057)	$1,502	$(11,555)	$12,150	$28,877
Annualized net charge-offs to average loans outstanding						0.52%

	For the fiscal year ended September 30, 2012
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Commercial & industrial	$5,945	$(1,526)	$1,116	$(410)	$(932)	$4,603
Commercial real estate	5,568	(2,707)	528	(2,179)	3,841	7,230
Acquisition, development & construction	9,895	(4,124)	299	(3,825)	2,456	8,526
Residential mortgage	3,498	(2,551)	356	(2,195)	3,056	4,359
Consumer	3,011	(1,901)	263	(1,638)	2,191	3,564
Total allowance for loan losses	$27,917	$(12,809)	$2,562	$(10,247)	$10,612	$28,282
Annualized net charge-offs to average loans outstanding						0.56%

Management considers a loan to be impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Evaluation of impairment is treated the same across all classes of loans on a loan-by-loan basis, except residential mortgage loans and home equity lines of credit with an outstanding balance of $500 or less, which are evaluated for impairment on a homogeneous pool basis. When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole remaining source of repayment of the loan is the operation or liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs when foreclosure or liquidation is probable, instead of discounted cash flows. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is generally recognized through a charge-off to the allowance for loan losses.

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at December 31, 2014:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	Purchased credit impaired loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Commercial & industrial	$4,461	$1,238,899	$1,195	$1,244,555	$—	$11,027	$11,027
Payroll finance	—	154,229	—	154,229	—	1,506	1,506
Warehouse lending	—	173,786	—	173,786	—	608	608
Factored receivables	—	161,625	—	161,625	—	1,205	1,205
Equipment financing	—	411,449	—	411,449	—	2,569	2,569
Commercial real estate	14,423	1,443,714	140	1,458,277	—	10,121	10,121
Multi-family	—	384,544	—	384,544	—	2,111	2,111
Acquisition, development & construction	11,624	85,371	—	96,995	—	2,987	2,987
Residential mortgage	515	527,171	2,080	529,766	—	5,843	5,843
Consumer	—	200,415	—	200,415	—	4,397	4,397
Total loans	$31,023	$4,781,203	$3,415	$4,815,641	$—	$42,374	$42,374
There was no amount included in the allowance for loan losses associated with purchased credit impaired loans at December 31, 2014, as there was no further deterioration in the credit quality of these loans since the Provident Merger date.

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at September 30, 2013:

	Loans evaluated by segment			Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Commercial & industrial	$2,631	$437,156	$439,787	$249	$5,053	$5,302
Commercial real estate	14,091	1,262,946	1,277,037	803	9,164	9,967
Acquisition, development & construction	19,582	82,912	102,494	540	5,266	5,806
Residential mortgage	515	399,494	400,009	—	4,474	4,474
Consumer	2	193,569	193,571	1	3,327	3,328
Total	$36,821	$2,376,077	$2,412,898	$1,593	$27,284	$28,877

The following table presents loans individually evaluated for impairment by segment of loans at December 31, 2014, September 30, 2014 and September 30, 2013:

	Commercial & industrial	Commercial real estate	Acquisition, development & construction	Residential mortgage	Total
Loans with no related allowance recorded:
December 31, 2014
Unpaid principal balance	$4,571	$14,635	$12,848	$515	$32,569
Recorded investment	4,461	14,423	11,624	515	31,023
September 30, 2014
Unpaid principal balance	4,177	13,886	18,676	515	37,254
Recorded investment	4,177	13,750	17,766	515	36,208
September 30, 2013
Unpaid principal balance	2,175	12,451	17,971	515	33,112
Recorded investment	2,131	11,820	17,945	515	32,411
Loans with an allowance recorded:
September 30, 2013
Unpaid principal balance	500	3,150	2,753	—	6,403
Recorded investment	500	2,271	1,637	—	4,408
Related allowance	249	803	540	—	1,592

During the quarter ended March 31, 2014, the Company modified its allowance for loan loss policy to generally require a charge-off of the difference between the book balance of a collateral dependent impaired loan and the net value of the collateral securing the loan. As a result there were no impaired loans with an allowance recorded at December 31, 2014 or September 30, 2014. In addition to the above, at September 30, 2013 there were consumer loans with an unpaid principal balance and recorded investment of $2 with a related allowance of $1.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

The following tables present the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for the three months ended December 31, 2014 and December 31, 2013 and for the fiscal years ended September 30, 2014 and September 30, 2013:

	December 31, 2014			December 31, 2013
	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
With no related allowance recorded:
Commercial & industrial	$4,482	$—	$—	$3,759	$20	$2
Commercial real estate	14,503	44	42	19,318	52	—
Acquisition, development & construction	11,897	62	62	17,108	148	—
Residential mortgage	515	—	—	4,890	—	—
Total	$31,397	$106	$104	$45,075	$220	$2

There were no impaired loans with an allowance recorded at December 31, 2014. At December 31, 2013, there were commercial loans with a balance of $314 and acquisition, development & construction loans with a balance of $1,932 with an allowance recorded. There was no income recognized on these loans during the period.

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

In the fiscal year ended September 30, 2012, the Company recognized interest income of $1,878, including cash-basis interest income recognized, of $1,136 on impaired loans with an average balance of $58,195.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

Troubled Debt Restructuring:
The following tables set forth the amounts and past due status of the Company’s TDRs at December 31, 2014, September 30, 2014 and September 30, 2013:

	December 31, 2014
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial & industrial	$245	$—	$—	$—	$2,065	$2,310
Equipment financing	409	—	—	—	—	409
Commercial real estate	4,833	263	—	—	—	5,096
Acquisition, development & construction	5,487	—	—	—	6,373	11,860
Residential mortgage	5,264	584	176	—	2,768	8,792
Consumer	—	—	—	—	221	221
Total	$16,238	$847	$176	$—	$11,427	$28,688
Allowance for loan losses	$330	$—	$30	$—	$398	$758

	September 30, 2014
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial & industrial	$275	$—	$—	$—	$1,618	$1,893
Equipment financing	435	—	—	—	—	435
Commercial real estate	4,838	—	—	—	447	5,285
Acquisition, development & construction	5,732	—	—	—	6,817	12,549
Residential mortgage	5,858	346	169	—	2,841	9,214
Consumer	—	—	—	—	221	221
Total	$17,138	$346	$169	$—	$11,944	$29,597
Allowance for loan losses	$409	$—	$31	$—	$451	$891

	September 30, 2013
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial & industrial	$1,843	$—	$—	$141	$—	$1,984
Commercial real estate	5,305	—	—	—	—	5,305
Acquisition, development & construction	14,190	—	—	—	151	14,341
Residential mortgage	2,416	—	—	—	1,792	4,208
Consumer	—	—	—	—	256	256
Total loans	$23,754	$—	$—	$141	$2,199	$26,094
Allowance for loan losses	$438	$—	$—	$—	$439	$877

The Company had outstanding commitments to lend additional amounts of $0, $0 and $4,101 to customers with loans classified as TDRs as of December 31, 2014, September 30, 2014 and 2013, respectively.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

There were no loans modified as TDRs that occurred during the three months ended December 31, 2014. The following table presents loans by segment modified as TDRs that occurred during fiscal 2014 and fiscal 2013:

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

There were 12 TDRs in the fiscal year ended September 30, 2012 with a pre-modification balance of $9,160 and a post-modification balance of $8,945.

The TDRs presented above increased the allowance for loan losses by $0, $300 and $134 and resulted in charge-offs of $0, $110 and $0 for the three months ended December 31, 2014, and for the twelve months during fiscal 2014 and fiscal 2013, respectively.

There were no TDRs that were modified during the three months ended December 31, 2014 that had subsequently defaulted during the period.

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk grade of commercial loans, (ii) the level of classified commercial loans, (iii) the delinquency status of consumer loans (residential mortgage, homeowner and home equity lines of credit (“HELOC”), (iv) net charge-offs, (v) non-performing loans (see details above) and (vi) the general economic conditions in the greater New York metropolitan region. The Bank analyzes loans individually by classifying the loans as to credit risk, except residential mortgage loans and consumer loans, which are evaluated on a homogeneous pool basis unless the loan balance is greater than $500. This analysis is performed at least quarterly on all criticized/classified loans. The Bank uses the following definitions of risk ratings:

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

5 - This grade includes loans to borrowers with adequate earnings and cash flow and reasonable debt service coverage ratios. Overall leverage is acceptable and there is average reliance upon trade credit. Management has a reasonable amount of experience and depth, and owners are willing to invest available outside capital as necessary.

6 - This grade includes loans to borrowers where there is evidence of some strain, earnings are inconsistent and volatile, and the borrowers’ outlook is uncertain. Generally such borrowers have higher leverage than those with a better risk rating. These borrowers typically have limited access to alternative sources of bank debt and may be dependent upon debt funding for working capital support.

7 - Special Mention (OCC definition) - Other Assets Especially Mentioned (OAEM) are loans that have potential weaknesses which may, if not reversed or corrected, weaken the asset or inadequately protect the Bank’s credit position at some future date. Such assets

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

constitute an undue and unwarranted credit risk but not to the point of justifying a classification of “Substandard.” The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances surrounding a specific asset.

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

Loans that are risk-rated 1 through 6 as defined above are considered to be pass-rated loans. As of December 31, 2014, September 30, 2014 and September 30, 2013 the risk category of gross loans by segment was as follows:

	December 31, 2014		September 30, 2014		September 30, 2013
	Special mention	Substandard	Special mention	Substandard	Special mention	Substandard
Commercial & industrial	$13,060	$7,730	$24,980	$5,749	$3,545	$3,855
Payroll finance	996	115	—	346	—	—
Factored receivables	34	244	46	370	—	—
Equipment financing	—	240	—	262	—	—
Commercial real estate	12,707	28,194	8,720	26,826	7,279	24,561
Multi-family	317	272	—	131	—	—
Acquisition, development & construction	1,027	16,016	1,040	16,456	1,867	19,410
Residential mortgage	975	16,402	2,988	16,981	824	9,786
Consumer	1,200	6,690	1,779	5,972	15	2,891
Total	$30,316	$75,903	$39,553	$73,093	$13,530	$60,503

There were no loans rated doubtful or loss at December 31, 2014 and September 30, 2014. At September 30, 2013, there were commercial & industrial loans of $365 and commercial real estate loans of $227 that were rated doubtful and no loans that were rated loss.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

(5) Premises and Equipment, Net

Premises and equipment are summarized as follows:

	December 31,	September 30,
	2014	2014	2013
Land and land improvements	$6,048	$6,048	$7,282
Buildings	23,118	22,888	30,558
Leasehold improvements	33,044	32,963	8,136
Furniture, fixtures and equipment	54,603	50,343	40,164
Total premises and equipment, gross	116,813	112,242	86,140
Accumulated depreciation and amortization	(70,657)	(68,956)	(49,620)
Total premises and equipment, net	$46,156	$43,286	$36,520

(6) Goodwill and Other Intangible Assets

Goodwill and other intangible assets are presented in the tables below. The increase in goodwill and certain other intangible assets in the fiscal year ended September 30, 2014 was related to the Provident Merger, which is described more fully in Note 2. “Acquisitions.”

Goodwill
The change in goodwill for the periods presented was as follows:

	For the three months ended	For the fiscal year ended
	December 31,	September 30,
	2014	2014	2013
Beginning of period balance	$388,926	$163,117	$163,247
Acquisitions	—	225,809	(130)
Disposals	—	—	—
End of period balance	$388,926	$388,926	$163,117

During the fiscal year ended September 30, 2013, the Company decreased the goodwill recorded in connection with the Gotham Bank of New York acquisition by $130 based on the completion of the analysis of fair value of the net assets acquired.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

Other intangible assets
The balance of other intangible assets for the periods presented was as follows:

	Gross intangible assets	Accumulated amortization	Net intangible assets
December 31, 2014
Core deposits	$24,182	$(5,709)	$18,473
Non-compete agreements	10,308	(6,349)	3,959
Trade name	20,500	—	20,500
Fair value of below market leases	725	(325)	400
	$55,715	$(12,383)	$43,332

September 30, 2014
Core deposits	$24,182	$(4,694)	$19,488
Non-compete agreements	10,308	(5,490)	4,818
Trade name	20,500	—	20,500
Fair value of below market leases	725	(253)	472
Provident Bank Ball Park naming rights	2,414	(2,414)	—
	$58,129	$(12,851)	$45,278
September 30, 2013
Core deposits	$4,818	$(798)	$4,020
Provident Bank Ball Park naming rights	2,414	(543)	1,871
	$7,232	$(1,341)	$5,891

At the time of the Provident Merger, the Company wrote-off the remaining book value on the Provident Bank Ball Park naming rights intangible.

Other intangible assets are amortized on a straight-line or accelerated bases over their estimated useful lives, which range from one to 10 years. Amortization expense related to core deposits, non-compete agreements and naming rights totaled $1,873, $1,875, $9,408, and $1,296 for the three months ended December 31, 2014 and 2013, and the fiscal years ended September 30, 2014, and 2013, respectively. The amortization of the fair value of below market leases was included in rent expense for the three months ended December 31, 2014 and the fiscal year ended September 30, 2014. The estimated aggregate future amortization expense for other intangible assets remaining as of December 31, 2014 was as follows:

Amortization expense
2015	$5,528
2016	4,549
2017	2,289
2018	2,158
2019	2,024
Thereafter	6,284
Total	$22,832

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

(7) Deposits

Deposit balances at December 31, 2014, September 30, 2014 and 2013 are summarized as follows:

	December 31,	September 30,
	2014	2014	2013
Non-interest bearing demand	$1,481,870	$1,799,685	$943,934
Interest bearing demand	747,667	766,852	434,398
Savings	711,509	698,443	580,125
Money market	1,790,435	1,595,803	735,709
Certificates of deposit	480,844	437,871	268,128
Total deposits	$5,212,325	$5,298,654	$2,962,294
Municipal deposits totaled $883,350, $992,761 and $757,065 at December 31, 2014, September 30, 2014, and September 30, 2013, respectively. See Note 3. “Securities” for the amount of securities that were pledged as collateral for municipal deposits and other purposes.
Certificates of deposit had remaining periods to contractual maturity as follows:

	December 31,	September 30,
	2014	2014	2013
Remaining period to contractual maturity:
Less than one year	$385,458	$340,813	239,104
One to two years	52,480	53,319	17,248
Two to three years	34,219	35,632	5,185
Three to four years	4,778	4,000	3,062
Four to five years	3,909	4,107	3,529
Total certificates of deposit	$480,844	$437,871	$268,128

Certificates of deposit accounts with a denomination of $250 or more totaled $174,499, $82,046 and $55,472 at December 31, 2014, September 30, 2014 and 2013, respectively.

Listed below are the Company’s brokered deposits:

	December 31,	September 30,
	2014	2014	2013
Money market	$75,462	$84,022	$34,571
Reciprocal CDAR’s [1]	6,666	34,017	1,343
CDAR’s one way	86,530	3,028	768
Total brokered deposits	$168,658	$121,067	$36,682

1 Certificate of deposit account registry service

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

(8) Borrowings and Senior Notes

The Company’s borrowings and weighted average interest rates are summarized as follows:

	December 31,		September 30,
	2014		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB advances and overnight	$1,003,209	1.37%	$795,028	1.75%	$442,602	2.77%
Repurchase agreements	9,846	0.30	25,639	0.39	20,351	0.88
Fed funds purchased	—	—	20,000	0.31	—	—
Senior notes	98,498	5.98	98,402	5.98	98,033	5.98
Total borrowings	$1,111,553	1.77%	$939,069	2.12%	$560,986	3.26%
By remaining period to maturity:
Less than one year	532,835	0.39%	$370,365	0.69%	$158,897	0.95%
One to two years	152,760	0.69	140,344	0.59	78,717	1.97
Two to three years	255,000	3.54	257,442	3.52	191	5.32
Three to four years	168,498	4.38	168,402	4.38	202,414	4.21
Four to five years	—	—	—	—	118,033	5.57
Greater than five years	2,460	4.92	2,516	4.92	2,734	4.92
Total borrowings	$1,111,553	1.77%	$939,069	2.12%	$560,986	3.26%

FHLB advances and overnight. As a member of the FHLB, the Bank may borrow up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of December 31, 2014, September 30, 2014 and 2013, the Bank had pledged residential mortgage and commercial real estate loans totaling $1,302,681, $1,246,315 and $784,422, respectively. The Bank had also pledged securities to secure borrowings, which are disclosed in Note 3. “Securities.” As of December 31, 2014, the Bank may increase its borrowing capacity by pledging securities and mortgage loans not required to be pledged for other purposes with a collateral value of $766,843.

FHLB borrowings which are putable quarterly at the discretion of the FHLB were $200,000 at December 31, 2014, September 30, 2014 and 2013. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 2.31, 2.56 years and 3.56 years and a weighted average interest rate of 4.23% at December 31, 2014, September 30, 2014 and 2013, respectively.

Repurchase agreements. Securities sold under agreements to repurchase at December 31, 2014 and September 30, 2014 are secured short-term borrowings that mature in one to 17 days. Repurchase agreements are stated at the amount of cash received in connection with these transactions. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank had two $10,000 long-term repurchase agreements which were redeemed during the fiscal year ended September 30, 2014.

Fed funds purchased. Fed funds purchased are short-term borrowings that typically mature daily and are recorded at the amount of funds received.

Revolving line of credit. On September 5, 2014, the Company entered into a $15,000 revolving line of credit facility with a financial institution that matures on September 5, 2015. The balance was zero at December 31, 2014 and September 30, 2014. The use of proceeds are for general corporate purposes. The line and accrued interest is payable at maturity, and is required to maintain a zero balance for at least 30 days during its term. The line bears interest at one-month LIBOR plus 1.25%. Under the terms of the facility, the Company and the Bank must maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. The Company and the Bank were in compliance with all requirements of the line at December 31, 2014.

Senior Notes. On July 2, 2013, the Company issued $100,000 principal amount of 5.50% fixed rate Senior Notes through a private placement at a discount of 1.75%. The cost of issuance was $303, and at December 31, 2014, September 30, 2014 and 2013 the unamortized discount was $1,502, $1,597 and $1,967, respectively, which will be accreted to interest expense over the life of the Senior Notes, resulting in an effective yield of 5.98%. Interest is due semi-annually in arrears on January 2 and July 2 until maturity on July 2, 2018. The Senior Notes were issued under an indenture (the “Indenture”) between the Company and U.S. Bank National Association, as trustee.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

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

Trust preferred capital securities. In connection with the Provident Merger, the Company assumed $25,000 of trust preferred capital securities (the “Subordinated Debentures”). The capital securities, which were due March 31, 2032 and bore interest at 8.375%, were issued by Sterling Bancorp Trust I, a wholly-owned, non-consolidated statutory business trust. The trust was formed with initial capitalization of common stock and for the exclusive purpose of issuing the capital securities. The trust used the proceeds from the issuance of the capital securities to acquire $25,774 junior subordinated debenture securities that paid interest at 8.375% issued by the Company. The Company was not considered the primary beneficiary of the trust (which is a VIE); therefore, the trust was not consolidated in the Company’s financial statements and the subordinated debentures were recorded as a liability. The debt securities were due concurrently with the capital securities.

On June 1, 2014, the Company redeemed all of the outstanding capital securities at a redemption price equal to 100% of the liquidation amount of the securities plus accumulated and unpaid interest, with such redemption payment made on June 2, 2014. In connection with the redemption, the Company eliminated the unamortized premium recorded to reflect the fair value of the Subordinated Debentures at the date of the Provident Merger. The balance of the unamortized premium was $712 and this amount was recognized as a gain on extinguishment of debt and recorded as a reduction of other non-interest expense in the fiscal year ended September 30, 2014.

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

The Company pledged collateral to another financial institution in the form of investment securities with an amortized cost of $1,887 and a fair value of $1,959 as of December 31, 2014. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back swaps. However, certain language is written into the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Company is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The Company had two interest rate caps to offset a portion of interest rate exposure should short-term rate increases lead to rapid increases in general levels of market interest rates on deposits. These caps were linked to LIBOR and had strike prices of 3.5% and 4.0%. These caps were stand alone derivatives and therefore changes in fair value were reported in current period earnings. The interest rate caps matured during the three months ended December 31, 2014. No gains or losses were recognized in earnings for the three months ended December 31, 2014 and 2013. In the fiscal years ended September 30, 2014, 2013 and 2012 The Company recognized losses of $0, $2, and $63, respectively.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

Summary information as of December 31, 2014, September 30, 2014 and September 30, 2013 regarding these derivatives is presented below:

	Notional amount	Average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
December 31, 2014
3rd party interest rate swap	$67,551	4.70	4.13%	1 m Libor + 2.36	$1,332
Customer interest rate swap	(67,551)	4.70	4.13	1 m Libor + 2.36	(1,332)
September 30, 2014
Interest rate caps	50,000	0.18	3.75	NA	—
3rd party interest rate swap	50,729	4.86	4.20	1 m Libor + 2.44	1,096
Customer interest rate swap	(50,729)	4.86	4.20	1 m Libor + 2.44	(1,096)
September 30, 2013
Interest rate caps	50,000	1.18	3.75	NA	—
3rd party interest rate swap	54,180	5.76	4.22	1 m Libor + 2.45	997
Customer interest rate swap	(54,180)	5.76	4.22	1 m Libor + 2.45	(997)

The Company enters into various commitments to sell real estate loans into the secondary market. Such commitments are considered to be derivative financial instruments; however, the fair value of these commitments is not material.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

(10) Income Taxes

Income tax expense for the periods indicated consists of the following:

	For the three months ended		For the fiscal year ended
	December 31,		September 30,
	2014	2013	2014	2013	2012
Current tax expense:
Federal	$17,134	$(8,205)	$11,613	$9,146	$5,538
State	3,322	(600)	1,598	1,549	685
Total current tax expense	20,456	(8,805)	13,211	10,695	6,223
Deferred tax (benefit) expense:
Federal	(10,954)	2,229	(2,745)	522	(261)
State	(1,126)	(372)	(314)	197	197
Total deferred tax (benefit) expense	(12,080)	1,857	(3,059)	719	(64)
Total income tax expense	$8,376	$(6,948)	$10,152	$11,414	$6,159

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory Federal tax rate for the following reasons:

	For the three months ended		For the fiscal year ended
	December 31,		September 30,
	2014	2013	2014	2013	2012
Tax at Federal statutory rate of 35%	$8,884	$(7,335)	$13,241	$12,833	$9,116
State and local income taxes, net of Federal tax benefit	683	(632)	834	1,135	573
Tax-exempt interest, net of disallowed interest	(1,029)	(768)	(3,824)	(2,192)	(2,448)
BOLI income	(341)	(259)	(1,110)	(699)	(718)
Non-deductible acquisition related costs	53	712	712	416	418
Low income housing tax credits	(220)	—	(165)	—	—
Other, net	346	1,334	464	(79)	(782)
Actual income tax expense	$8,376	$(6,948)	$10,152	$11,414	$6,159
Effective income tax rate	33.0%	(33.2)%	26.8%	31.1%	23.6%

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

The following table presents the Company’s deferred tax position at December 31, 2014, September 30, 2014 and 2013:

	December 31,	September 30,
	2014	2014	2013
Deferred tax assets:
Allowance for loan losses	$17,675	$17,272	$11,809
Deferred compensation	653	649	798
Other accrued compensation and benefits	4,952	5,418	1,497
Accrued post retirement expense	2,722	2,705	1,441
Deferred rent	1,967	—	1,059
Intangible assets	2,655	2,439	—
Other comprehensive loss (securities)	2,712	5,777	7,844
Other comprehensive loss (defined benefit plans)	4,865	2,371	2,638
Depreciation of premises and equipment	569	433	—
State NOL carryforward	1,012	1,431	—
Other	3,423	3,511	2,172
Total deferred tax assets	43,205	42,006	29,258
Deferred tax liabilities:
Undistributed earnings of subsidiary not consolidated for tax return purposes (income from REITs)	—	9,303	4,483
Prepaid pension costs	10,429	10,579	3,758
Purchase accounting adjustments	15,883	16,056	1,057
Depreciation and lease adjustments	—	—	2,686
Deferred rent	—	163	—
Intangibles amortization	—	—	112
Other	2,036	2,557	2,207
Total deferred tax liabilities	28,348	38,658	14,303
Net deferred tax asset	$14,857	$3,348	$14,955

Based on the Company’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at either December 31, 2014, September 30, 2014 or 2013.

Retained earnings at December 31, 2014, September 30, 2014 and 2013 included approximately $9,313 for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of the Bank’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purposes other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at both December 31, 2014, September 30, 2014 and 2013 was approximately $3,260.

At December 31, 2014 and September 30, 2014 the Company has state and local NOL carryforwards that were acquired from Legacy Sterling as part of the Provident Merger on October 31, 2013. The utilization of state and local NOLs are subject to an annual limitation. Based on our projections, we believe the state and local NOL carryforwards will be fully utilized before expiration.

At December 31, 2014, September 30, 2014 and 2013 the Company had no unrecognized tax benefits or accrued interest and penalties recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company records interest and penalties as a component of other non-interest expense.

Sterling and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New York and various other states. The Company is no longer subject to examination by Federal and New York taxing authorities for tax years prior to 2011.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

(11) Employee Benefit Plans and Stock-Based Compensation Plans

(a) Pension Plans
On May 31, 2014, the Company merged the Provident Bank Benefit Pension Plan (the “legacy Provident Plan”) and the Legacy Sterling/Sterling National Bank Employees’ Retirement Plan (the “Legacy Sterling Plan”) and formed the Sterling National Bank Defined Benefit Pension Plan (the “Plan”). The legacy Provident Plan covers employees that were eligible as of September 30, 2006. The Board of Directors approved a curtailment to the legacy Provident Plan effective September 30, 2006. At that time, all benefit accruals for future service ceased and no new participants were allowed to enter the Plan. The purpose of the Plan curtailment was to afford flexibility in the retirement benefits the Company provides, while preserving all retirement plan participants’ earned and vested benefits, and to manage the increasing costs associated with the defined benefit pension plan. The Legacy Sterling Plan was a defined benefit plan that covered eligible employees of Legacy Sterling and Legacy Sterling National Bank and certain of its subsidiaries who were hired prior to January 3, 2006 and who attained age 21 prior to January 3, 2007. Effective October 31, 2013, the Legacy Sterling Plan was amended and the accrued benefit of each eligible actively employed participant that had not yet commenced benefits was increased by approximately 4.4% and the accrual of future service benefits ceased.

The following is a summary of changes in the projected benefit obligation and fair value of plan assets. The measurement date used by the Company for its pension plans was December 31, 2014, September 30, 2014 and September 30, 2013.

	December 31,	September 30,
	2014	2014	2013
Changes in projected benefit obligation:
Beginning of year balance	$49,718	$31,705	$35,471
Benefit obligation of the Legacy Sterling Plan at October 31, 2013	—	52,296	—
Service cost	—	—	—
Interest cost	555	2,779	1,452
Actuarial loss (gain)	7,750	9,460	(3,672)
Partial settlement	—	(44,774)	—
Benefits and distributions paid	(146)	(1,748)	(1,546)
End of year balance	57,877	49,718	31,705
Changes in fair value of plan assets:
Beginning of year balance	68,570	35,417	32,657
Fair value of the Legacy Sterling Plan assets at October 31, 2013	—	71,538	—
Actual gain on plan assets	3,746	8,137	4,306
Employer contributions	—	—	—
Partial settlement	—	(44,774)	—
Benefits and distributions paid	(146)	(1,748)	(1,546)
End of year balance	72,170	68,570	35,417
Funded status at end of year	$14,293	$18,852	$3,712

During the year ended September 30, 2014, the Company settled a portion of the pension obligation associated with retired employees in the amount of $44,774 through the purchase of annuities.

The over-funded status of the Sterling National Bank Defined Benefit Pension Plan is included in other assets in the Consolidated Balance Sheets.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

The components of net periodic pension expense were as follows:

	For the three months ended		For the fiscal year ended
	December 31,		September 30,
	2014	2013	2014	2013	2012
Service cost	$—	$—	$—	$—	$—
Interest cost	555	402	2,779	1,452	1,501
Expected return on plan assets	(682)	(672)	(3,380)	(2,462)	(2,125)
Amortization of unrecognized actuarial loss	—	97	236	2,062	2,316
Partial settlement charge	—	2,743	3,922	—	—
Net periodic pension (benefit) expense	$(127)	$2,570	$3,557	$1,052	$1,692

Net periodic pension (benefit) expense is included in compensation and benefits in the Consolidated Income Statements.

The amount of unrecognized actuarial loss and prior service cost that is expected to be amortized to net periodic pension expense during the calendar year ending December 31, 2015 is $579.

Amounts recognized in accumulated other comprehensive (loss) at December 31, 2014 and September 30, 2014 and 2013 consisted of:

	December 31,	September 30,
	2014	2014	2013
Unrecognized actuarial loss	$(10,712)	$(6,024)	$(5,479)
Deferred tax asset	4,553	2,556	2,225
Net amount recognized in accumulated other comprehensive (loss)	$(6,159)	$(3,468)	$(3,254)

The principal actuarial assumptions used at December 31, 2014 and September 30, 2014 and 2013 were as follows:

	December 31,	September 30,
	2014	2014	2013
Projected benefit obligation:
Discount rate	4.10%	4.50%	5.20%
Net periodic pension cost:
Discount rate	4.10%	4.50%	5.20%
Long-term rate of return on plan assets	4.00%	4.00%	7.75%

The discount rate used in the measurement of the projected benefit obligation is determined by comparing the expected future retirement benefit payment cash flows of the Plan to the cash flows of a high-quality corporate bond portfolio as of the measurement date. The expected long-term rate of return on Plan assets reflect earnings expectations on existing Plan assets.  In estimating this rate, appropriate consideration was given to historical returns earned by Plan assets in the funds and the rates of return expected to be available for reinvestment.  The rate of return estimated at December 31, 2014 and September 30, 2014 reflects the shift in the allocation of the Plan assets to a liability driven investment strategy which is more heavily weighted towards long-term fixed income assets with a similar duration profile to the Plan liabilities.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

Estimated future benefit payments are the following for the years ending December 31:

2015	$906
2016	1,115
2017	1,445
2018	1,837
2019	2,130
2020 - 2024	14,288

The Company’s funding policy is to contribute annually an amount sufficient to meet statutory minimum funding requirements, but not in excess of the maximum amount deductible for Federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned in the future.

The following is a description of the valuation methodologies used for assets measured at fair value. There were no changes in the methodologies used in any of the periods presented. See Note 17. “Fair Value Measurements” for a detailed discussion of the three levels of inputs that may be used to measure fair values.

The fair value of the Plan assets is based on the lowest level of any input that is significant to the fair value measurement within the fair value hierarchy. Plan assets consisted of pooled separate accounts at December 31, 2014. The fair value of shares of units of participation in pooled separate accounts are based on the net asset values of the funds reported by the fund managers as of December 31, 2014 and recent transaction prices (Level 2 inputs). Assets allocated to these pooled separate accounts can include, but are not limited to stocks (both domestic and foreign), bonds and mutual funds. While some pooled separate accounts may have publicly quoted prices (Level 1 inputs), the units of separate accounts are not publicly quoted and are therefore classified as Level 2. The fair value of Plan assets by asset category as of December 31, 2014 and September 30, 2014 and 2013, was the following:

	December 31, 2014
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Asset category:
Intermediate term bond	$8,763	$—	$8,763	$—
Long-term bond	63,407	—	63,407	—
Total assets	$72,170	$—	$72,170	$—

	September 30, 2014
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Asset category:
Intermediate term bond	$8,629	$—	$8,629	$—
Long-term bond	59,941	—	59,941	—
Total assets	$68,570	$—	$68,570	$—

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

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

The Company’s policy is to invest the Plan assets in a prudent manner for the purpose of providing benefit payments to participants and offsetting reasonable expenses of administration. Historically, the Company’s investment strategy was designed to provide a total return that, over the long-term, placed a strong emphasis on the preservation of capital and compliance with applicable regulations and laws. Management intends to terminate the Plan in 2015 subject to obtaining required approvals from the Internal Revenue Service and other regulators. Therefore, the investment allocation of Plan assets was shifted in the fiscal year ended September 30, 2014 to a liability driven investment strategy which is more heavily weighted towards long-term fixed income assets with a similar duration profile to the Plan liabilities. As of December 31, 2014, the majority of the Plan assets were invested in funds specifically designed for liability driven investment strategies and had a weighted average expected rate of return of 4.0%.

The Plan’s investment policy prohibits the direct investment in real estate but allows the Plan’s mutual funds to include a small percentage of real estate related investments. The investment strategy utilizes asset allocation as a principal determinant for establishing an appropriate risk profile. Weighted average pension plan asset allocations based on the fair value of such assets at December 31, 2014 and September 30, 2014 and September 30, 2013 and target allocation ranges for 2015, by asset category, are as follows:

	December 31, 2014	September 30, 2014	September 30, 2013	Target allocation range 2014	Weighted average expected rate of return
Large cap U.S. equity	—%	—%	44%		—%
Small and mid cap U.S. equity	—	—	11		—
International equity	—	—	10		—
Total equity	—	—	65	0%	—
Total balanced asset allocation	—	—	5		—
High yield bond	—	—	3		—
Intermediate term bond	12	13	27		—
Long-term bond	88	87	—		—
Total fixed income	100	100	30	95% - 100%	4.0
Total assets	100%	100%	100%		4.0%
Cash	—	—	—	0% to 5%	—

There were no pension plan assets consisting of Sterling Bancorp common stock at December 31, 2014, September 30, 2014 and September 30, 2013.

The Company makes contributions to its funded qualified pension plans as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plans. At this time, the Company has not determined whether contributions in fiscal 2015 will be made.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

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

Data relating to other post retirement benefit plans is the following:

	For the three months ended		For the fiscal year ended
	December 31,		September 30,
	2014	2013	2014	2013	2012
Changes in accumulated post retirement benefit obligation:
Beginning of year	$10,990	$3,302	$3,302	$3,103	$2,509
Obligations assumed from Legacy Sterling	—	9,644	9,644	—	—
Plan amendment	45	—	—	—	—
Service cost	3	12	51	48	46
Interest cost	59	34	683	134	125
Actuarial loss	72	18	79	177	548
Curtailment (gain)	—	—	(2,485)	—	—
Benefits paid	(73)	(71)	(284)	(160)	(125)
End of year	11,096	12,939	10,990	3,302	3,103
Changes in fair value of plan assets:
Beginning of year	$—	$—	$—	$—	$—
Employer contributions	73	71	284	160	125
Plan participants’ contributions	—	—	—	—	—
Benefits paid	(73)	(71)	(284)	(160)	(125)
End of year	—	—	—	—	—
Funded status	$(11,096)	$(12,939)	$(10,990)	$(3,302)	$(3,103)

In connection with the purchase of $30,000 of BOLI during the three months ended December 31, 2014, the Company provided a post retirement benefit to employees, which is reflected above as the plan amendment for the period.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

Components of net periodic (benefit) expense for other post retirement benefit plans was the following:

	Three months ended		Fiscal year ended
	December 31,		September 30,
	2014	2013	2014	2013	2012
Service cost	$3	$12	$51	$48	$46
Interest cost	59	34	683	134	125
Amortization of transition obligation	3	6	34	24	24
Amortization of prior service cost	—	12	270	47	47
Amortization of net actuarial (gain) loss	6	—	(45)	2	(25)
Curtailment (gain)	—	—	(2,485)	—	—
Total	$71	$64	$(1,492)	$255	$217
The Company terminated the optional medical and dental plan to retirees effective September 30, 2014 and all payments under the plan ceased on December 31, 2014. Net periodic benefit expense for other post retirement benefit plans is included in non-interest expense - compensation and employee benefits for the three months ended December 31, 2014, and December 31, 2013 and for the fiscal years ended September 30, 2014, September 30, 2013 and September 30, 2012. The Company’s liability under its other post retirement benefit plans is included in other liabilities in the balance sheet at December 31, 2014, September 30, 2014 and September 30, 2013.

Estimated future benefit payments are the following for the years ending December 31:

2015	$211
2016	231
2017	270
2018	317
2019	372
2020 - 2024	2,375

Plan assumptions for the other post retirement medical, dental and vision plans include the following:

	December 31,	September 30,
	2014	2014	2013
Medical trend rate next year	NA	4.50%	4.50%
Ultimate trend rate	NA	4.50	4.50
Discount rate	2.75% to 3.92%	3.50% to 4.27%	4.20
Discount rate used to value periodic cost	2.75% to 4.27%	3.50% to 4.20%	4.10
(c) Employee Savings Plan
The Company also sponsors a defined contribution plan established under Section 401(k) of the IRS Code. Eligible employees may elect to contribute up to 50.0% of their compensation to the plan. The Company currently makes matching contributions equal to 50.0% of a participant’s contributions up to a maximum matching contribution of 3.0% of eligible compensation. The plan also provides for a discretionary profit sharing component, in addition to the matching contributions. The three months ended December 31, 2014 and the fiscal years ended September 30, 2014, 2013 and 2012 did not include a profit sharing component. Voluntary matching and profit sharing contributions are invested in accordance with the participant’s direction in one or a number of investment options. Savings plan expense was $381, $278, $1,614, $935 and $1,029 for the three months ended December 31, 2014 and 2013, and for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

On October 30, 2013,  the Company terminated the ESOP.  In accordance with the provisions of the plan, all participants received contributions for calendar year 2013 and became 100% vested in their accounts.  On February 4, 2014, the ESOP held 499,330 shares of the Company’s common stock.  Of these shares, 488,403 were used to retire the ESOP trust outstanding loan obligation, which was $5,983 including accrued interest.  In accordance with the provisions of the ESOP, the remaining 10,927 shares were allocated ratably to ESOP participants.  ESOP expense was $0, $152, $295, $497 and $390 for the three months ended December 31, 2014 and 2013, and for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

(e) Stock Compensation Plans

The Company has active stock compensation plans as described below.

The Company’s stockholders approved the 2014 Stock Incentive Plan (the “2014 Plan”) on February 20, 2014. The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted stock (both time-based and performance-based), restricted stock units, performance units, deferred stock, and other stock-based awards for up to 3,400,000 shares of common stock. At December 31, 2014 there were 1,999,022 shares available for future grant. The 2014 Plan replaced the Company’s 2012 Stock Incentive Plan (the “2012 Plan”) described below.

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

The Company’s 2004 Stock Incentive Plan (the “2004 Plan”), was a shareholder-approved plan that permitted the grant of stock options to its employees for up to 2,796,220 shares of common stock. The Company will no longer make awards under the 2004 Plan. As of December 31, 2014, 11,533 restricted shares awarded under the 2004 Plan were potentially subject to accelerated vesting as the employees were eligible for retirement.

Stock option awards are granted with a fair value equal to the market price of the Company’s common stock at the date of grant; the awards generally vest in equal installments annually on the anniversary date and have total vesting periods ranging from 2 to 5 years and stock options have 10 year contractual terms.

The Company’s 2004 Restricted Stock Plan, which historically has been referred to as the Recognition and Retention Plan (“RRP”), provides for the issuance of shares to directors and officers. RRP shares vest annually on the anniversary of the grant date over the vesting period. There were no shares remaining that are authorized and available for future grant under the RRP at December 31, 2014.

In addition to the above plans, the Company provided awards under its 2011 Employment Inducement Stock Program which included options to purchase 107,256 shares of common stock and restricted stock awards covering 29,550 shares of common stock, both of which vest in four equal installments through July 2015. During the three months ended December 31, 2014 performance-based restricted stock awards covering 11,820 shares vested upon attainment of designated performance conditions. These awards are governed by the terms of an award notice and the terms of the 2004 Plan.

In connection with the Provident Merger, the Company granted 104,152 options at an exercise price of $14.25 per share pursuant to a Registration Statement on Form S-8 under which the Company assumed all outstanding fully vested Legacy Sterling stock options. Substantially all of these options expire March 15, 2017. The Company also granted 95,991 shares under the Sterling Bancorp 2013 Employment Inducement Award Plan to certain executive officers of Legacy Sterling. In addition, the Company issued 255,973 shares of restricted stock from shares available under the Company’s 2012 Plan to certain executives of Legacy Sterling. The weighted average grant date fair value was $11.72 per share and the restricted stock awards vest in equal annual installments on the anniversary date over a three-year period.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

The following table summarizes the activity in the Company’s active stock-based compensation plans for December 31, 2014:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at October 1, 2013	2,066,184	209,697	$8.73	2,114,509	$10.71
2014 Stock Incentive Plan	3,400,000
2012 Stock Incentive Plan termination	(566,554)
Grants associated with the Provident Merger(1)	(921,503)	351,964	11.72	104,152	14.25
Granted (1)	(719,674)	115,145	11.53	324,862	11.45
Stock awards vested	—	(69,211)	9.51	—	—
Exercised	—	—	—	(507,955)	11.29
Forfeited	439,594	(18,841)	9.18	(375,235)	12.24
Canceled/expired	(347,286)	—	—	—	—
Balance at September 30, 2014	3,350,761	588,754	$10.99	1,660,333	$10.55
Granted (1)	(1,360,006)	250,624	12.96	482,811	13.29
Stock awards vested	—	(193,129)	10.84	—	—
Exercised	—	—	—	(95,033)	12.31
Forfeited	8,267	(2,362)	13.23	—	—
Canceled/expired	—	—	—	(7,812)	14.09
Balance at December 31, 2014	1,999,022	643,887	$11.79	2,040,299	$11.10
Exercisable at December 31, 2014				1,108,197	$10.75
(1) Reflects certain non-vested stock awards that count as 3.5 shares or 3.6 shares for each share granted.

Other information regarding options outstanding at December 31, 2014 follows:

	Outstanding			Exercisable
		Weighted average			Weighted average
	Number of stock options	Exercise price	Life (in years)	Number of stock options	Exercise price	Life (in years)
Range of exercise prices:
$6.71 to $9.00	679,178	$8.37	7.32	437,190	$8.39	7.32
$9.28 to $11.36	387,443	11.03	7.70	252,140	10.70	7.42
$11.77 to $13.18	376,600	12.91	0.80	286,600	12.91	0.80
$13.23 to $14.25	597,078	13.41	8.35	132,267	13.85	4.75
	2,040,299	11.10	6.80	1,108,197	10.75	5.82

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $6,684 and $4,022, at December 31, 2014.

Proceeds from stock option exercises were $574, $1,479, $3,042, $97 and $266 for the three months ended December 31, 2014 and 2013, and for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

The Company uses an option pricing model to estimate the grant date fair value of stock options granted. The weighted average estimated value per option granted was $1.89, $2.49, $2.51, $2.74 and $2.31 for the three months ended December 31, 2014 and 2013, and for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date:

	For the three months ended		For the fiscal year ended
	December 31,		September 30,
	2014	2013	2014	2013	2012
Risk-free interest rate	1.9%	1.7%	1.8%	1.0%	1.4%
Expected stock price volatility	20.3	26.5	26.4	40.8	40.0
Dividend yield (1)	3.2	2.1	2.0	2.6	3.0
Expected term in years	5.73	5.75	5.67	5.75	5.82
(1) Represents the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense associated with stock options and non-vested stock awards and the related income tax benefit was as follows:

	For the three months ended		For the fiscal year ended
	December 31,		September 30,
	2014	2013	2014	2013	2012
Stock options	$316	219	$901	695	521
Non-vested stock awards/performance units	828	620	2,508	1,047	276
Total	$1,144	$839	$3,409	$1,742	$797
Income tax benefit	378	279	914	542	188

Unrecognized stock-based compensation expense at December 31, 2014 was as follows:

December 31, 2014
Stock options	$1,718
Non-vested stock awards/performance units	6,416
Total	$8,134

The weighted average period over which unrecognized stock options is expected to be recognized is 1.93 years. The weighted average period over which unrecognized non-vested awards/performance units was expected to be recognized is 2.10 years.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

(12) Other Non-interest Expense

Other non-interest expense items are presented in the following table. Components exceeding 1% of the aggregate of total net interest income and total non-interest income are presented separately.

	Three months ended		Fiscal year ended
	December 31,		September 30,
	2014	2013	2014	2013	2012
Other non-interest expense:
Advertising and promotion	$782	$309	$2,358	$1,502	$1,849
Professional fees	1,314	1,818	6,913	3,393	4,247
Data and check processing	1,424	595	3,439	2,520	2,802
ATM/debit card expense	291	364	1,249	1,722	1,711
Insurance & surety bond premium	595	675	2,703	1,199	1,220
Charge for asset write-downs, severance, retention and change in fiscal year end	1,075	22,166	22,976	—	—
Charge for banking systems conversion	1,418	—	3,249	—	—
Other	4,252	3,694	15,030	7,040	6,562
Total other non-interest expense	$11,151	$29,621	$57,917	$17,376	$18,391

(13) Earnings Per Common Share

The following is a summary of the calculation of earnings per share (“EPS”):

	For the three months ended December 31,		For the fiscal year ended September 30,
	2014	2013	2014	2013	2012
Net income (loss)	$17,004	$(14,002)	$27,678	$25,254	$19,888
Weighted average common shares outstanding for computation of basic EPS (1)	83,831,380	70,493,305	80,268,970	43,734,425	38,227,653
Common-equivalent shares due to the dilutive effect of stock options (2)	363,536	—	265,073	48,628	20,393
Weighted average common shares for computation of diluted EPS	84,194,916	70,493,305	80,534,043	43,783,053	38,248,046
Earnings per common share:
Basic	$0.20	$(0.20)	$0.34	$0.58	$0.52
Diluted	0.20	(0.20)	0.34	0.58	0.52

(1)	Includes earned ESOP shares.

(2)	Represents incremental shares computed using the treasury stock method.

As of December 31, 2014 and December 31, 2013, 82,625 and 2,025,501 weighted average common shares that could be exercised under stock options plans were anti-dilutive for the three month periods, respectively. As of September 30, 2014, September 30, 2013 and September 30, 2012, 697,475, 1,786,608 and 1,771,132 weighted average common shares that could be exercised under stock option plans were anti-dilutive for the twelve month periods, respectively. Anti-dilutive shares are not included in determining diluted earnings per share.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

(14) Stockholders’ Equity

(a) Regulatory Capital Requirements
In connection with the Provident Merger, the Company became a bank holding company and a financial holding company as defined by the Bank Holding Company Act of 1956, as amended. Effective in the quarter ended December 31, 2013, Sterling Bancorp is subject to capital ratio requirements as discussed below.

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk-weighting, and other factors. Quantitative measures established by regulations to ensure capital adequacy require the maintenance of minimum amounts and ratios (as forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined). Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2014, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

Actual and required capital ratios for the Company and the Bank were as follows for the periods presented:

			Regulatory requirements
	The Bank and the Company		Minimum capital adequacy		Classification as well- capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Tier 1 leverage capital (to average assets):
Sterling National Bank	$651,203	9.39%	$277,534	4.00%	$346,918	5.00%
Sterling Bancorp	569,609	8.21	277,352	4.00	N/A	N/A

Tier 1 capital (to risk-weighted assets):
Sterling National Bank	$651,203	12.00%	$216,988	4.00%	$325,481	6.00%
Sterling Bancorp	569,609	10.43	218,405	4.00	N/A	N/A

Total capital (to risk-weighted assets):
Sterling National Bank	$693,972	12.79%	$433,975	8.00%	$542,469	10.00%
Sterling Bancorp	612,378	11.22	436,809	8.00	N/A	N/A

September 30, 2014
Tier 1 leverage capital (to average assets):
Sterling National Bank	$636,507	9.34%	$272,542	4.00%	$340,677	5.00%
Sterling Bancorp	553,117	8.12	272,385	4.00	N/A	N/A

Tier 1 capital (to risk-weighted assets):
Sterling National Bank	636,507	11.94%	213,176	4.00%	319,763	6.00%
Sterling Bancorp	553,117	10.33	214,102	4.00	N/A	N/A

Total capital (to risk-weighted assets):
Sterling National Bank	677,514	12.71%	426,351	8.00%	532,939	10.00%
Sterling Bancorp	594,124	11.10	428,204	8.00	N/A	N/A

	Sterling National Bank only
September 30, 2013
Tier 1 leverage	$363,274	9.33%	$155,670	4.00%	$194,587	5.00%
Risk-based capital:
Tier 1	363,274	13.18	110,235	4.00	165,352	6.00
Total	392,376	14.24	220,469	8.00	275,587	10.00

Management believes that as of December 31, 2014, Sterling National Bank was “well-capitalized”. At December 31, 2014, September 30, 2014 and September 30, 2013, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

A reconciliation of the Company’s stockholders’ equity to its regulatory capital at December 31, 2014 and September 30, 2014 and the Bank’s total stockholder’s equity to the Bank’s regulatory capital at December 31, 2014, September 30, 2014 and 2013 is as follows:

	The Company		The Bank
	December 31,	September 30,	December 31,	September 30,
	2014	2014	2014	2014	2013
Total U.S. GAAP stockholders’ equity	$975,200	$961,138	$1,024,361	$1,011,973	$516,281
Disallowed goodwill and other intangible assets	(415,696)	(419,327)	(383,260)	(386,766)	(168,122)
Net unrealized loss on available for sale securities	3,669	7,815	3,666	7,809	11,455
Net actuarial loss on defined benefit pension plans	6,582	3,644	6,582	3,644	3,858
Disallowed servicing asset	(146)	(153)	(146)	(153)	(198)
Tier 1 risk-based capital	569,609	553,117	651,203	636,507	363,274
Allowance for loan losses and off-balance sheet commitments	42,769	41,007	42,769	41,007	29,102
Total risk-based capital	$612,378	$594,124	$693,972	$677,514	$392,376

(b) Dividend Restrictions
The Company is mainly dependent upon dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that fiscal year combined with the retained net profits for the preceding two fiscal years. Under the foregoing dividend restrictions and while maintaining its “well-capitalized” status, at December 31, 2014, the Bank had capacity to pay aggregate dividends of up to $43,779 to the Company without prior regulatory approval.

(c) Stock Repurchase Plans
From time to time, the Company’s board of directors has authorized stock repurchase plans. The Company has 776,713 shares that are available to be purchased under an announced stock repurchase program. There were no shares repurchased under the repurchase programs during the three months ended December 31, 2014, or the fiscal years ended September 30, 2014, 2013 or 2012.

(d) Liquidation Rights
Upon completion of the second-step conversion in January 2004, the Bank established a special “liquidation account” in accordance with OCC regulations. The account was established for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders (as defined in the plan of conversion) in an amount equal to the greater of (i) the Mutual Holding Company’s ownership interest in the retained earnings of the Bank as of the date of its latest balance sheet contained in the prospectus, or (ii) the retained earnings of the Bank at the time that the Bank reorganized into the Mutual Holding Company in 1999. Each Eligible Account Holder and Supplemental Eligible Account Holder that continues to maintain his or her deposit account at the Bank would be entitled, in the event of a complete liquidation of the Bank, to a pro rata interest in the liquidation account prior to any payment to the stockholders of the Holding Company. The liquidation account is reduced annually on September 30 to the extent that Eligible Account Holders and Supplemental Eligible Account Holders have reduced their qualifying deposits as of each anniversary date. At December 31, 2014, the liquidation account had a balance of $13,300. Subsequent increases in deposits do not restore such account holder’s interest in the liquidation account. The Bank may not pay cash dividends or make other capital distributions if the effect thereof would be to reduce its stockholder’s equity below the amount of the liquidation account.

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes.  Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. In the event the customer does not perform in accordance

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

with the terms of the agreement with the third-party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Company would be entitled to seek recovery from the customer. Based on the Company’s credit risk exposure assessment of standby letter of credit arrangements, the arrangements contain security and debt covenants similar to those contained in loan agreements. As of December 31, 2014, the Company had $83,316 in outstanding letters of credit, of which $12,417 were secured by cash collateral and $29,161 were secured by other collateral. The carrying value of these obligations are not considered material.

The contractual or notional amounts of these instruments, which reflect the extent of the Company’s involvement in particular classes of off-balance sheet financial instruments, are summarized as follows:

	December 31,	September 30,
	2014	2014	2013
Loan origination commitments	$208,486	$213,793	$171,032
Unused lines of credit	332,295	306,482	207,201
Letters of credit	83,316	97,468	35,052

(16) Commitments and Contingencies

Certain premises and equipment are leased under operating leases with terms expiring through 2033. The Company has the option to renew certain of these leases for additional terms. Future minimum rental payments due under non-cancellable operating leases with initial or remaining terms of more than one year at December 31, 2014 were as follows:

2015	$8,851
2016	8,194
2017	7,526
2018	7,641
2019	5,930
2020 and thereafter	25,573
$63,715

Occupancy and office operations expense includes net rent expense of $2,450 and $2,157 for December 31, 2014 and 2013 and $7,893, $3,340 and $2,952 for the years ended September 30, 2014, 2013 and 2012, respectively.

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

There can be no assurance as to the ultimate outcome of a legal proceeding; however, the Company and the Bank have generally denied, or believe they have meritorious defenses and will deny, liability in all significant litigation pending against us, including the matter described below,and we intend to defend vigorously each case, other than matters we determine are appropriate to be settled. We accrue a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims.
On November 25, 2014, an action captioned Graner v. Hudson Valley Holding Corp., et al., Index No. 70348/2014 (Sup. Ct., Westchester Cnty.), was filed on behalf of a putative class of Hudson Valley shareholders against Hudson Valley, its current directors, and Sterling. On January 7, 2015, plaintiff filed an amended complaint. As amended, the complaint alleges that the Hudson Valley board breached its fiduciary duties by agreeing to the HVB Merger and certain terms of the Merger Agreement and by failing to disclose all material information concerning the HVB Merger to shareholders. The complaint further alleges that Sterling aided and abetted those alleged fiduciary breaches. The action seeks, among other things, an order enjoining the operation of certain provisions of the Merger Agreement,

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

enjoining any shareholder vote on the HVB Merger, as well as other equitable relief and/or money damages in the event that the HVB Merger is consummated. The defendants believe that the claims are without merit.
The outcome of any such litigation is uncertain. If the cases are not resolved, these lawsuits could prevent or delay completion of the HVB Merger and result in substantial costs to Sterling and Hudson Valley, including any costs associated with the indemnification of directors and officers. Plaintiffs may file additional lawsuits against Sterling, Hudson Valley and/or the directors and officers of either company in connection with the HVB Merger. The defense or settlement of any lawsuit or claim that remains unresolved at the time the HVB Merger is completed may adversely affect Sterling’s business, financial condition, results of operations and cash flows.

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

In the fourth calendar quarter of 2014 the Company sold its private label collateralized mortgage obligations or “CMOs” including those with a rating from a nationally recognized bond rating agency of below investment grade. These CMOs were valued using Level 3 inputs at September 30, 2014 and 2013. At December 31, 2014, we do not believe any of our securities are OTTI; however, we review all of our securities on at least a quarterly basis to assess whether impairment, if any, is OTTI.

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

A summary of assets and liabilities at December 31, 2014 measured at estimated fair value on a recurring basis is as follows:

	December 31, 2014
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$533,663	$—	$533,663	$—
CMO/Other MBS	84,838	—	84,838	—
Total residential MBS	618,501	—	618,501	—
Federal agencies	147,156	—	147,156	—
Corporate bonds	204,831	—	204,831	—
State and municipal	132,065	—	132,065	—
Trust preferred	38,293	—	38,293	—
Total other securities	522,345	—	522,345	—
Total investment securities available for sale	1,140,846	—	1,140,846	—
Swaps	1,332	—	1,332	—
Total assets	$1,142,178	$—	$1,142,178	$—
Liabilities:
Swaps	1,332	$—	$1,332	$—
Total liabilities	$1,332	$—	$1,332	$—

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

A summary of assets and liabilities at September 30, 2014 measured at estimated fair value on a recurring basis is the follows:

	September 30, 2014
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$477,705	$—	$477,705	$—
CMO/Other MBS	111,276	—	111,276	—
Privately issued CMOs	2,869	—	—	2,869
Total residential MBS	591,850	—	588,981	2,869
Federal agencies	152,814	—	152,814	—
Corporate bonds	192,839	—	192,839	—
State and municipal	134,898	—	134,898	—
Trust preferred	38,412	—	38,412	—
Total investment securities available for sale	518,963	—	518,963	—
Total available for sale securities	1,110,813	—	1,107,944	2,869
Interest rate caps and swaps	1,096	—	1,096	—
Total assets	$1,111,909	$—	$1,109,040	$2,869
Liabilities:
Swaps	$1,096	$—	$1,096	$—
Total liabilities	$1,096	$—	$1,096	$—

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
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
Liabilities:
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

The Company may record adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. These adjustments also include certain impairment amounts for collateral dependent loans calculated in accordance with FASB ASC Topic 310 – Receivables, when establishing the allowance for loan losses. Impairment amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated impairment amount applicable to that loan does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable by market participants. However, due to the substantial judgment applied and limited volume of activity as compared to other assets, fair value is based on Level 3 inputs. Estimates of fair value used for collateral supporting commercial loans generally are based on assumptions not observable in the market place and are also based on Level 3 inputs. Impaired loans are evaluated on at least a quarterly basis for additional impairment and their carrying values are adjusted as needed. Loans subject to non-recurring fair value measurements were $31,023, $36,208 and $35,228 at December 31, 2014, September 30, 2014 and 2013, respectively. Changes in fair value recognized as a charge-off on loans held by the Company were $567, $905 and $2,726 for the fourth calendar quarter of 2014, fiscal 2014 and 2013, respectively.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

When valuing impaired loans that are collateral dependent, the Company charges-off the difference between the recorded investment in the loan and the appraised value, which is generally less than 12 months old. A discount for estimated costs to dispose of the asset is used when evaluating the impaired loans.

A summary of impaired loans at December 31, 2014 measured at estimated fair value on a non-recurring basis is the following:

	December 31, 2014
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial & industrial	$65	$—	$—	$65
Commercial real estate	1,950	—	—	1,950
Acquisition, development and construction	3,800	—	—	3,800
Total impaired loans measured at fair value	$5,815	$—	$—	$5,815

A summary of impaired loans at September 30, 2014 measured at estimated fair value on a non-recurring basis is the following:

	September 30, 2014
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial real estate	$1,463	$—	$—	$1,463
Acquisition, development and construction	2,173	—	—	2,173
Total impaired loans measured at fair value	$3,636	$—	$—	$3,636

A summary of impaired loans at September 30, 2013 measured at estimated fair value on a non-recurring basis is the following:

	September 30, 2013
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial & industrial	$500	$—	$—	$500
Commercial real estate	3,672	—	—	3,672
Acquisition, development and construction	1,839	—	—	1,839
Consumer	2	—	—	2
Total impaired loans measured at fair value	$6,013	$—	$—	$6,013

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

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing rights. In accordance with FASB ASC Topic 860 - Transfers and Servicing, the Company must record impairment charges on a non-recurring basis, when the carrying value exceeds the estimated fair value. To estimate the fair value of servicing rights, the Company utilizes a third-party, which on a quarterly basis, considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights. Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds. The determination of fair value of servicing rights relies upon Level 3 inputs. The fair value of mortgage servicing rights at December 31, 2014, September 30, 2014 and 2013 were $1,456, $1,526 and $1,978, respectively.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

Assets Taken in Foreclosure of Defaulted Loans
Assets taken in foreclosure of defaulted loans are initially recorded at fair value less costs to sell when acquired, which establishes a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less costs to sell and are primarily comprised of commercial and residential real estate property and upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset. The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the market place. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. The fair value is derived using Level 3 inputs. Appraisals are reviewed by our credit department, our external loan review consultant and verified by officers in our credit administration area. Assets taken in foreclosure of defaulted loans and facilities held for sale subject to non-recurring fair value measurement were $5,867, $7,580 and $6,022 at December 31, 2014, September 30, 2014 and 2013, respectively. There were write-downs of $0, $224 and $1,978 related to changes in fair value recognized through income for those foreclosed assets held by the Company during the fourth calendar quarter of 2014, fiscal 2014 and fiscal 2013, respectively.

Significant Unobservable Inputs to Level 3 Measurements
The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets at December 31, 2014:

Non-recurring fair value measurements	Fair value	Valuation technique	Unobservable input / assumptions	Range (1) (weighted average)
Impaired loans:
Commercial & industrial	$65	Appraisal	Adjustments for comparable properties	10.0% -19.0% (14.4%)
Commercial real estate	1,950	Appraisal	Adjustments for comparable properties	15.0% - 36.0% (22.0%)
Acquisition, development & construction	3,800	Appraisal	Adjustments for comparable properties	10.0% - 30.0% (13.5%)
Assets taken in foreclosure:
Residential mortgage	1,306	Appraisal	Adjustments by management to reflect current conditions/selling costs	16.0% - 59.0% (21.6%)
Commercial real estate(2)	3,160	Appraisal	Adjustments by management to reflect current conditions/selling costs	20.0% - 37.0% (24.8%)
Acquisition, development & construction	—	Appraisal	Adjustments by management to reflect current conditions/selling costs	25.0% - 70.0% (30.2%)
Mortgage servicing rights	1,456	Third-party	Discount rates	8.8% - 11.3% (9.3%)
		Third-party	Prepayment speeds	100 - 370 (221)
(1) Represents range of discount factors applied to the appraisal to determine fair value. The amounts used for mortgage servicing rights are discounts applied by a third-party valuation provider which the Company believes are appropriate.

(2) Excludes $1,401 of commercial buildings that are former financial centers held for sale. These assets were not taken in foreclosure and their fair value is determined by appraisal, and our internal assessment of the market for this type of real estate in these locations.

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

point in time, they are susceptible to material near-term changes. Fair values disclosed in accordance with FASB Topic 825 do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect possible tax ramifications or estimated transaction costs.

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of December 31, 2014:

	December 31, 2014
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and due from banks	$121,520	$121,520	$—	$—
Securities available for sale	1,140,846	—	1,140,846	—
Securities held to maturity	572,337	—	586,346	—
Loans, net	4,773,267	—	—	4,783,508
Loans held for sale	46,599	—	46,599	—
Accrued interest receivable on securities	7,742	—	7,742	—
Accrued interest receivable on loans	11,559	—	—	11,559
FHLB stock and Federal Reserve Bank stock	75,437	—	—	—
Swaps	1,332	—	1,332	—
Financial liabilities:
Non-maturity deposits	(4,731,481)	(4,731,481)	—	—
Certificates of deposit	(480,844)	—	(480,621)	—
FHLB borrowings	(1,003,209)	—	(1,019,690)	—
Other borrowings	(9,846)	—	(9,846)	—
Senior notes	(98,498)		(100,769)
Mortgage escrow funds	(4,167)	—	(4,167)	—
Accrued interest payable on deposits	(329)	—	(329)	—
Accrued interest payable on borrowings	(4,354)	—	(4,354)	—
Swaps	(1,332)		(1,332)

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of September 30, 2014:

	September 30, 2014
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and due from banks	$177,619	$177,619	$—	$—
Securities available for sale	1,110,813	—	1,110,813	—
Securities held to maturity	579,075	—	587,838	—
Loans, net	4,719,826	—	—	4,758,366
Loans held for sale	17,846	—	17,846	—
Accrued interest receivable on securities	8,876	—	8,876	—
Accrued interest receivable on loans	10,791	—	—	10,791
FHLB stock and Federal Reserve Bank stock	66,085	—	—	—
Interest rate caps and swaps	1,096		1,096
Financial liabilities:
Non-maturity deposits	(4,860,783)	(4,860,783)	—	—
Certificates of deposit	(437,871)	—	(438,088)	—
FHLB borrowings	(795,028)	—	(813,490)	—
Other borrowings	(45,639)	—	(45,640)	—
Senior Notes	(98,402)		(100,482)	—
Mortgage escrow funds	(4,494)	—	(4,494)	—
Accrued interest payable on deposits	(320)	—	(320)	—
Accrued interest payable on borrowings	(2,942)	—	(2,942)	—
Interest rate caps and swaps	(1,096)	—	(1,096)	—

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of September 30, 2013:

	September 30, 2013
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and due from banks	$113,090	$113,090	$—	$—
Securities available for sale	954,393	—	950,780	3,613
Securities held to maturity	253,999	—	250,896	—
Loans, net	2,384,021	—	—	2,422,824
Loans held for sale	1,011	—	1,011	—
Accrued interest receivable on securities	4,892	—	4,892	—
Accrued interest receivable on loans	6,805	—	—	6,805
FHLB stock	24,312	—	—	—
Interest rate caps and swaps	997		997
Financial liabilities:
Non-maturity deposits	(2,694,166)	(2,694,166)	—	—
Certificates of deposit	(268,128)	—	(268,088)	—
FHLB and other borrowings	(462,953)	—	(488,369)	—
Senior notes	(98,033)		(98,142)
Mortgage escrow funds	(12,646)	—	(12,644)	—
Accrued interest payable on deposits	(1,480)	—	(1,480)	—
Accrued interest payable on borrowings	(1,525)	—	(1,525)	—
Interest rate caps and swaps	(997)		(997)

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

Deposits and Mortgage Escrow Funds
In accordance with FASB Codification Topic 825, deposits with no stated maturity (such as demand, money market and saving deposits) are assigned fair values equal to the carrying amounts payable on demand. Certificates of deposit and mortgage escrow funds are segregated by account type and original term, and fair values are estimated by discounting the contractual cash flows. The discount rate for each account grouping is equivalent to the current market rates for deposits of similar type and maturity.

These fair values do not include the value of core deposit relationships that comprise a significant portion of the Company’s deposits. We believe that the Company’s core deposit relationships provide a relatively stable, low-cost funding source that has a substantial value separate from the deposit balances.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

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

The fair values of the Company’s off-balance-sheet financial instruments described in Note 15. “Off-Balance Sheet Financial Instruments” were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At December 31, 2014, September 30, 2014 and 2013, the estimated fair value of these instruments approximated the related carrying amounts, which were not material.

Accrued interest receivable/payable
The carrying amounts of accrued interest approximate fair value and are classified in accordance with the related instrument.

(18) Recently Issued Accounting Standards Not Yet Adopted

Accounting Standards Update (“ASU”) 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for the Company beginning January 1, 2016, though early adoption is permitted. ASU 2015-01 is not expected to have a significant impact on the Company’s financial statements.

ASU 2014-14 Classification of Certain Government-Guaranteed Residential Mortgage Loans Upon Foreclosure. This standard provides guidance on how holders of certain government-guaranteed loans (e.g., mortgage loans guaranteed by the FHA or VA) should present such loans upon foreclosure. Specifically, the ASU provides that, upon foreclosure, government-guaranteed loans within the scope of the standard should be derecognized and re-recognized as a separate other receivable (i.e., a receivable from the government entity guaranteeing the loan). The standard does not require any new disclosures about such loans. ASU 2014-14 is effective for the Company on January 1, 2015, and is not expected to have a material impact on our balance sheet or results of operations.

ASU 2014-11 “Transfers and Servicing (topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This standard amends the guidance in ASC 860 on accounting for certain repurchase agreements (“repos”). The standard (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings, (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) that are accounted for as secured borrowings. This standard is effective for the Company on January 1, 2015 and is not expected to have a material impact on our balance sheet or results of operations.

ASU 2014-09 Revenue From Contracts With Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for the Company on January 1, 2017. The Company is currently evaluating the impact this standard will have on its balance sheet and results of operations.

See Note 1. “Basis of Financial Statement Presentation and Summary of Significant Accounting Policy” for a discussion of the adoption of new accounting standards.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

(19) Accumulated Other Comprehensive (Loss) Income

Components of accumulated other comprehensive income (loss) (“AOCI”) were as follows as of the dates shown below:

	December 31,	September 30,
	2014	2014	2013
Net unrealized holding loss on available for sale securities	$2,256	$(4,645)	$(19,316)
Related income tax (expense) benefit	(959)	1,974	7,844
Available for sale securities AOCI, net of tax	1,297	(2,671)	(11,472)
Net unrealized holding loss on securities transferred to held to maturity	(8,638)	(8,947)	—
Related income tax benefit	3,671	3,803	—
Securities transferred to held to maturity AOCI, net of tax	(4,967)	(5,144)	—
Net unrealized holding loss on retirement plans	(11,445)	(6,336)	(6,496)
Related income tax benefit	4,864	2,692	2,638
Retirement plan AOCI, net of tax	(6,581)	(3,644)	(3,858)
Accumulated other comprehensive loss	$(10,251)	$(11,459)	$(15,330)

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

The following table presents the changes in each component of accumulated other comprehensive income for the three months ended December 31, 2014 and 2013 and for the fiscal years ended September 30, 2014, 2013 and 2012:

	Net unrealized holding gain (loss) on AFS securities	Net unrealized holding gain (loss) on securities transferred to held to maturity	Net unrealized holding gain (loss) on retirement plans	Total
Three months ended December 31, 2014
Balance beginning of the period	$(2,671)	$(5,144)	$(3,644)	$(11,459)
Other comprehensive gain (loss) before reclassification	3,943	—	(2,940)	1,003
Amounts reclassified from AOCI	25	177	3	205
Total other comprehensive income (loss)	3,968	177	(2,937)	1,208
Balance at end of period	$1,297	$(4,967)	$(6,581)	$(10,251)
Three months ended December 31, 2013 (Unaudited)
Balance beginning of the period	$(11,472)	$—	$(3,858)	$(15,330)
Other comprehensive gain (loss) before reclassification	(354)	(5,659)	—	(6,013)
Amounts reclassified from AOCI	431	—	1,447	1,878
Total other comprehensive income (loss)	77	(5,659)	1,447	(4,135)
Balance at end of period	$(11,395)	$(5,659)	$(2,411)	$(19,465)
Fiscal year ended September 30, 2014
Balance beginning of the period	$(11,472)	$—	$(3,858)	$(15,330)
Other comprehensive gain (loss) before reclassification	9,170	(5,659)	—	3,511
Amounts reclassified from AOCI	(369)	515	214	360
Total other comprehensive income (loss)	8,801	(5,144)	214	3,871
Balance at end of period	$(2,671)	$(5,144)	$(3,644)	$(11,459)
Fiscal year ended September 30, 2013
Balance beginning of the period	$15,066	$—	$(8,167)	$6,899
Other comprehensive (loss) gain before reclassification	(22,167)	—	3,041	(19,126)
Amounts reclassified from AOCI	(4,371)	—	1,268	(3,103)
Total other comprehensive (loss) income	(26,538)	—	4,309	(22,229)
Balance at end of period	$(11,472)	$—	$(3,858)	$(15,330)
Fiscal year ended September 30, 2012
Balance beginning of the period	$13,604	$—	$(8,468)	$5,136
Other comprehensive (loss) gain before reclassification	7,640	—	—	7,640
Amounts reclassified from AOCI	(6,178)	—	301	(5,877)
Total other comprehensive (loss) income	1,462	—	301	1,763
Balance at end of period	$15,066	$—	$(8,167)	$6,899
Location in statement of operations where reclassification from AOCI is included	Net (loss) gain on sale of securities	Interest income on securities	Compensation and benefits expense

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

(20) Condensed Parent Company Financial Statements

Set forth below are the condensed balance sheets of Sterling and the related condensed statements of operations and cash flows:

	December 31,	September 30,
	2014	2014	2013
Assets:
Cash	$13,761	$23,369	$56,230
Loan receivable from ESOP	—	—	6,437
Investment in Sterling National Bank	1,024,361	1,011,973	517,907
Investment in non-bank subsidiaries	4,571	3,587	3,271
Goodwill	18,970	18,970	—
Trade name	20,500	20,500	—
Other intangible assets, net	792	917	—
Other assets	1,655	528	1,184
Total assets	$1,084,610	$1,079,844	$585,029
Liabilities:
Senior Notes	$98,498	$98,402	$98,033
Other liabilities	10,912	20,304	4,130
Total liabilities	109,410	118,706	102,163
Stockholders’ equity	975,200	961,138	482,866
Total liabilities & stockholders’ equity	$1,084,610	$1,079,844	$585,029

The table  below presents the condensed statement of operations:

	For the three months ended		For the fiscal year ended
	December 31,		September 30,
	2014	2013	2014	2013	2012
Interest income	$2	$80	$139	$262	$282
Dividend income on equity securities	—	—	—	22	30
Dividends from Sterling National Bank	7,500	—	22,500	—	6,000
Dividends from non-bank subsidiaries	—	—	750	1,600	500
Other	—	4	18	—	10
Interest expense	(1,471)	(1,819)	(6,265)	(1,431)	—
Non-interest expense	(1,692)	(1,214)	(5,840)	(2,700)	(1,838)
Income tax benefit	820	1,117	3,431	898	87
Income (loss) before equity in undistributed earnings of subsidiaries	5,159	(1,832)	14,733	(1,349)	5,071
Equity in undistributed (excess distributed) earnings of:
Sterling National Bank	11,171	(12,376)	12,590	27,174	13,739
Non-bank subsidiaries	674	206	355	(571)	1,078
Net income (loss)	$17,004	$(14,002)	$27,678	$25,254	$19,888

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

The table below presents the condensed statement of cash flows:

	For the three months ended		For the fiscal year ended
	December 31,		September 30,
	2014	2013	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$17,004	$(14,002)	$27,678	$25,254	$19,888
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in (undistributed) excess distributed earnings of:
Sterling National Bank	(11,171)	12,376	(12,590)	(27,174)	(13,739)
Non-bank subsidiaries	(674)	(206)	(355)	571	(1,078)
(Gain) on redemption of Subordinated Debentures	—	—	(712)	—	—
Other adjustments, net	(10,707)	15,310	22,065	5,259	380
Net cash (used in) provided by operating activities	(5,548)	13,478	36,086	3,910	5,451
Cash flows from investing activities:
Purchase of securities	—	—	—	—	(105)
Sales of securities	—	—	1,112	818	103
Investment in subsidiaries	—	(15,000)	(15,000)	(45,000)	(44,203)
ESOP loan principal repayments	—	473	6,437	459	441
Net cash (used for) investing activities	—	(14,527)	(7,451)	(43,723)	(43,764)
Cash flows from financing activities:
Net change in other short-term borrowings	—	—	(20,659)	—	—
Redemption of Subordinated Debentures	—	—	(26,140)	—	—
Equity capital raise	—	—	—	—	46,000
Senior Notes offering	—	—	—	97,946	—
Cash dividends paid	(5,870)	(2,661)	(17,677)	(10,642)	(9,100)
Stock option transactions including RRP	1,810	2,569	2,980	1,758	910
Other equity transactions	—	—	—	265	527
Net cash (used for) provided by financing activities	(4,060)	(92)	(61,496)	89,327	38,337
Net (decrease) increase in cash	(9,608)	(1,141)	(32,861)	49,514	24
Cash at beginning of the period	23,369	56,230	56,230	6,716	6,692
Cash at end of the period	$13,761	$55,089	$23,369	$56,230	$6,716

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

(21) Quarterly Results of Operations

The following is a condensed summary of quarterly results of operations for the three months ended December 31, 2014 and the fiscal years ended September 30, 2014 and 2013. The amounts presented are unaudited except for the amounts for the transition quarter ended December 31, 2014:

	First quarter	Second quarter	Third quarter	Fourth quarter	Transition quarter
	Fiscal year ended September 30, 2014				December 31, 2014
Interest and dividend income	$52,711	$61,325	$65,761	$67,109	$68,087
Interest expense	6,835	7,297	7,310	7,476	7,850
Net interest income	45,876	54,028	58,451	59,633	60,237
Provision for loan losses	3,000	4,800	5,950	5,350	3,000
Non-interest income	9,148	12,415	13,471	12,286	13,957
Non-interest expense	72,974	46,723	44,904	43,780	45,814
(Loss) income before income tax	(20,950)	14,920	21,068	22,789	25,380
Income tax (benefit) expense	(6,948)	4,588	6,057	6,452	8,376
Net (loss) income	$(14,002)	$10,332	$15,011	$16,337	$17,004
Earnings per common share:
Basic	$(0.20)	$0.12	$0.18	$0.20	$0.20
Diluted	(0.20)	0.12	0.18	0.19	0.20

	Fiscal year ended September 30, 2013
Interest and dividend income	$33,145	$32,420	$32,593	$33,903
Interest expense	5,222	4,601	4,276	5,795
Net interest income	27,923	27,819	28,317	28,108
Provision for loan losses	2,950	2,600	3,900	2,700
Non-interest income	7,659	6,852	6,581	6,600
Non-interest expense	22,546	23,339	21,789	23,367
Income before income tax	10,086	8,732	9,209	8,641
Income tax expense	3,066	2,203	2,833	3,312
Net income	$7,020	$6,529	$6,376	$5,329
Earnings per common share:
Basic	$0.16	$0.15	$0.15	$0.12
Diluted	0.16	0.15	0.15	0.12

The Company incurred a net loss in the first fiscal quarter of 2014 due mainly to merger-related expense, asset write-downs and other charges associated with the Provident Merger. The Company recognized charges of $22.2 million for asset write-downs, retention and severance compensation, a write-off of the naming rights to the remaining book value of the Provident Bank Ballpark, all of which are included in other non-interest income on the income statement. The charge for asset write-downs was based on the Company’s intent to consolidate several office locations and financial centers. The Company recognized $9.1 million of Merger-related expenses, which included professional advisory fees, legal fees, a portion of change-in-control payments to Legacy Sterling executive officers, costs associated with changing signage at various office and financial center locations and other Merger-related items. In addition, the Company incurred a $2.7 million charge for the settlement of a portion of the Legacy Provident pension plan in December 2013.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three months ended December 31, 2014 and 2013 (unaudited) and years ended September 30, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

(22) Subsequent Events
(*denotes that amount is unaudited)

Merger with Hudson Valley Holding Corp
On November 5, 2014, the Company announced it had entered into a definitive merger agreement with Hudson Valley Holding Corp. (NYSE: HVB). In the merger, which is a stock-for-stock transaction valued at approximately $541,444* based on the closing price of Sterling common stock on November 4, 2014, Hudson Valley Holding Corp. shareholders will receive a fixed ratio of 1.92 shares of Sterling common stock for each share of Hudson Valley Holding Corp. common stock. Upon closing, Sterling shareholders will own approximately 70%* of stock in the combined company and Hudson Valley Holding Corp. shareholders will own approximately 30%*. On a pro forma combined basis, for the three months ended December 31, 2014, the companies had revenue of $101,300* and $16,971* in net income. On a pro forma combined basis, for the fiscal year ended September 30, 2014, the companies had revenue of $366,757* and $23,596* in net income. Upon completion of the merger the combined company is expected to have $10,803,747* in assets, $6,690,890* in gross loans, and deposits of $7,993,397*. The transaction, which has been approved by the boards of directors of both companies, is expected to close in the second calendar quarter of 2015. The transaction is subject to approval by shareholders from both companies, regulatory approval and other customary closing conditions.

The Company has engaged an independent third-party to assist management in estimating the fair value of the majority of the assets acquired and liabilities to be assumed. The Company will file a Registration Statement on Form S-4 subsequent to filing this Transition Report on Form 10-K that will include historical and pro forma information regarding Hudson Valley Holding Corp. and the Company which is required in connection with the HVB Merger.

Equity Capital Raise
On February 5, 2015, the Company completed a public offering of 6,900,000 shares of common stock at an offering price of $13.00 per share. The underwriters exercised in full the option to purchase 900,000 additional shares of common stock. The net proceeds, including the option exercise, were $84.8 million, which will be used for general corporate purposes and the funding of potential acquisitions of specialty commercial lending businesses.

Acquisition of Damian Services Corporation
On February 27, 2015, the Bank completed the acquisition of Damian Services Corporation (“Damian”), a privately-held provider of payroll finance and related services located in Chicago, IL. As of the closing date, Damian had assets of $22.8 million of which $21.8 million were accounts receivable. The Company will account for this acquisition as a business combination.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.

ITEM 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2014, under the supervision and with the participation of Sterling Bancorp’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be recorded, processed, summarized and reported in Sterling Bancorp’s periodic SEC reports.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Management’s Annual Report on Internal Control Over Financial Reporting
The management of Sterling Bancorp (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s system of internal controls is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the Company’s internal control over financial reporting as of December 31, 2014. This assessment was based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Crowe Horwath LLP, as stated in their report which is included elsewhere herein.

ITEM 9B.	Other Information
Not applicable.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance
The Proposal I — “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” sections of Sterling Bancorp’s Proxy Statement for the Annual Meeting of Stockholders to be held in May 2015 (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.	Executive Compensation
The Proposal I — “Election of Directors” section of the Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Sterling Bancorp does not have any equity compensation programs that were not approved by stockholders.
Set forth below is certain information as of December 31, 2014, regarding equity compensation that has been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average Exercise price (1)	Number of securities remaining available for issuance under plan
Stock Option Plans	2,040,299	$11.10	1,999,022

(1)	Weighted average exercise price represents Stock Option Plans only, since restricted shares have no exercise price.
The Proposal I — “Election of Directors” section of the Proxy Statement is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence
The “Transactions with Certain Related Persons” section of the Proxy Statement is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services
The Proposal III - “Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules
(1)    Financial Statements
The financial statements filed in Item 8 of this Form 10-K are as follows:
(A)Report of Independent Registered Public Accounting Firm on Financial Statements
(B)Consolidated Balance Sheets as of December 31, 2014, September 30, 2014 and 2013

(C)	Consolidated Statements of Operations for the three months ended December 31 2014 and 2013 (2013 Unaudited) and the fiscal years ended September 30, 2014, 2013 and 2012

(D)	Consolidated Statements of Comprehensive Income (Loss) for the three months ended December 31, 2014, and 2013 (2013 Unaudited) and for the fiscal years ended September 30, 2014, 2013 and 2012

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2014 and 2013 (2013 Unaudited) and the fiscal years ended September 30, 2014, 2013 and 2012

(F)	Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and 2013 (2013 Unaudited) and for the fiscal years ended September 30, 2014, 2013 and 2012
(G)Notes to Consolidated Financial Statements
(H)Financial Statement Schedules
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

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 1, 2013).
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 27, 2015).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 1, 2013).
4.2	Form of Corporate Governance Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 7, 2012).
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

10.9	Employment Agreement, dated as of November 1, 2013, with James R. Peoples (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 4, 2013).*
10.10	Employment Agreement dated as of April 3, 2013, with Michael Bizenov* (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on November 28, 2014)
10.11	Employment Agreement dated as of April 3, 2013, with Howard M. Applebaum* (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on November 28, 2014).
10.12	Separation Agreement with Howard Applebaum, dated as of January 29, 2015* (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 3, 2015).
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

10.15	Retention Award Letter, dated as of May 13, 2013, with Daniel G. Rothstein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 14, 2013).*
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

10.23	Provident Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 1, 2011).*
10.24	Sterling Bancorp 2014 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, filed on January 10, 2014).*
10.25	Sterling Bancorp Stock Incentive Plan (incorporated by reference to Exhibit 10 to Legacy Sterling’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-05273)).*
10.26
Form of Sterling Bancorp 2013 Employment Inducement Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Post Effective Amendment on Form S-8 to Form S-4 filed on November 1, 2013).*

10.27
Form of Restricted Stock Unit Award Agreement Pursuant to the Provident New York Bancorp 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 1, 2013).*

10.28
Form of Restricted Stock Award Agreement Pursuant to the Provident New York Bancorp 2012 Stock Incentive Plan* (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on November 28, 2014).

10.29
Form of Stock Option Award Agreement Pursuant to the Provident New York Bancorp 2012 Stock Incentive Plan* (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on November 28, 2014).

10.30
Form of Performance-Based Stock Award Agreement Pursuant to the Provident New York Bancorp 2012 Stock Incentive Plan* (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on November 28, 2014).

10.31	Form of Restricted Stock Award Agreement Pursuant to the 2014 Stock Incentive Plan* (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on November 28, 2014).
10.32	Form of Stock Option Award Agreement Pursuant to the 2014 Stock Incentive Plan* (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on November 28, 2014).
10.33	Form of Performance-Based Stock Award Agreement Pursuant to the 2014 Stock Incentive Plan* (filed herewith)
21	Subsidiaries of Registrant (filed herewith)
23	Consent of Crowe Horwath LLP (filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification Pursuant to 18 U.S.C. Section 1350, as amended by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

*    Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Sterling Bancorp has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.
Sterling Bancorp

Date:	March 6, 2015	By:	/s/ Jack L. Kopnisky
Jack L. Kopnisky
President, Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Jack L. Kopnisky	By:	/s/ Luis Massiani
	Jack L. Kopnisky		Luis Massiani
	President, Chief Executive Officer and		Senior Executive Vice President
	Director		Chief Financial Officer
	Principal Executive Officer		Principal Financial Officer
Date:	March 6, 2015		Principal Accounting Officer
		Date:	March 6, 2015

By:	/s/ Louis J. Cappelli
Louis J. Cappelli
Chairman of the Board of Directors
Date:	March 6, 2015

By:	/s/ Robert Abrams	By:	/s/ James F. Deutsch	By:	/s/ Navy E. Djonovic
	Robert Abrams		James F. Deutsch		Navy E. Djonovic
	Director		Director		Director
Date:	March 6, 2015	Date:	March 6, 2015	Date:	March 6, 2015

By:	/s/ Fernando Ferrer	By:	/s/ William F. Helmer	By:	/s/ Thomas G. Kahn
	Fernando Ferrer		William F. Helmer		Thomas G. Kahn
	Director		Director		Director
Date:	March 6, 2015	Date:	March 6, 2015	Date:	March 6, 2015

By:	/s/ James B. Klein	By:	/s/ Robert W. Lazar	By:	/s/ John C. Millman
	James B. Klein		Robert W. Lazar		John C. Millman
	Director		Director		Director
Date:	March 6, 2015	Date:	March 6, 2015	Date:	March 6, 2015

By:	/s/ Richard O’Toole	By:	/s/ Burt Steinberg
	Richard O’Toole		Burt Steinberg
	Director		Director
Date:	March 6, 2015	Date:	March 6, 2015