Form 10-Q
period 2015-03-31
STERLING BANCORP
filed 2015-05-08
CIK 1070154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding as of May 6, 2015
$0.01 per share	91,129,031

STERLING BANCORP AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
QUARTERLY PERIOD ENDED MARCH 31, 2015

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
ASSETS:
Cash and due from banks	$186,701	$121,520
Securities:
Available for sale, at fair value	1,214,404	1,140,846
Held to maturity, at amortized cost (fair value of $605,144 and $586,346, at March 31, 2015 and December 31, 2014, respectively)	585,633	572,337
Total securities	1,800,037	1,713,183
Loans held for sale	53,737	46,599
Portfolio loans	4,938,906	4,815,641
Allowance for loan losses	(42,884)	(42,374)
Portfolio loans, net	4,896,022	4,773,267
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, at cost	68,864	75,437
Accrued interest receivable	21,367	19,301
Premises and equipment, net	45,076	46,156
Goodwill	400,941	388,926
Core deposit and other intangible assets	51,757	43,332
Bank owned life insurance	151,323	150,522
Other real estate owned	8,231	5,867
Other assets	43,459	40,712
Total assets	$7,727,515	$7,424,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$5,555,946	$5,212,325
FHLB borrowings	857,138	1,003,209
Other borrowings (repurchase agreements)	25,245	9,846
Senior notes	98,595	98,498
Mortgage escrow funds	5,805	4,167
Other liabilities	104,243	121,577
Total liabilities	6,646,972	6,449,622
Commitments and Contingent liabilities (See Note 15.)
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 190,000,000 shares authorized; 98,146,024 shares and 91,246,024 shares issued at March 31, 2015 and December 31, 2014; 91,121,531 and 83,927,572 shares outstanding at March 31, 2015 and December 31, 2014, respectively)	981	912
Additional paid-in capital	943,764	858,489
Treasury stock, at cost (7,024,493 shares at March 31, 2015 and 7,318,452 at December 31, 2014)	(79,530)	(82,908)
Retained earnings	220,067	208,958
Accumulated other comprehensive (loss), net of tax (benefit) of ($3,499) at March 31, 2015 and ($7,576) at December 31, 2014	(4,739)	(10,251)
Total stockholders’ equity	1,080,543	975,200
Total liabilities and stockholders’ equity	$7,727,515	$7,424,822
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Income Statements (unaudited)
(Dollars in thousands, except per share data)

	Three months ended
	March 31,
	2015	2014
Interest and dividend income:
Loans and loan fees	$55,271	$50,312
Securities taxable	7,632	7,573
Securities non-taxable	2,867	2,674
Other earning assets	902	766
Total interest and dividend income	66,672	61,325
Interest expense:
Deposits	3,091	2,394
Borrowings	4,714	4,903
Total interest expense	7,805	7,297
Net interest income	58,867	54,028
Provision for loan losses	2,100	4,800
Net interest income after provision for loan losses	56,767	49,228
Non-interest income:
Accounts receivable management / factoring commissions and other fees	3,502	3,500
Mortgage banking income	3,157	2,383
Deposit fees and service charges	3,622	3,904
Net gain on sale of securities	1,534	60
Bank owned life insurance	1,076	729
Investment management fees	360	542
Other	759	1,297
Total non-interest income	14,010	12,415
Non-interest expense:
Compensation and benefits	23,165	25,263
Stock-based compensation plans	1,109	927
Occupancy and office operations	6,580	7,254
Amortization of intangible assets	1,399	2,511
FDIC insurance and regulatory assessments	1,428	1,567
Other real estate owned (income) expense, net	(37)	61
Merger-related expense	2,455	388
Other	9,822	8,752
Total non-interest expense	45,921	46,723
Income before income tax expense	24,856	14,920
Income tax expense	8,078	4,588
Net income	$16,778	$10,332
Weighted average common shares:
Basic	87,839,029	83,497,765
Diluted	88,252,768	83,794,107
Earnings per common share:
Basic	$0.19	$0.12
Diluted	0.19	0.12
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

	Three months ended
	March 31,
	2015	2014
Net income	$16,778	$10,332
Other comprehensive income, before tax:
Change in unrealized holding gains on securities available for sale	10,378	10,057
Accretion of net unrealized loss on securities transferred to held to maturity	539	313
Reclassification adjustment for net realized gains included in net income	(1,534)	(60)
Change in the actuarial gain (loss) of defined benefit plan and post-retirement benefit plans	203	(1,301)
Total other comprehensive income, before tax	9,586	9,009
Deferred tax expense related to other comprehensive income	(4,074)	(3,829)
Other comprehensive income, net of tax	5,512	5,180
Comprehensive income	$22,290	$15,512
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except per share data)

	Number of shares	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity
Balance at January 1, 2015	83,927,572	$912	$858,489	$(82,908)	$208,958	$(10,251)	$975,200
Net income	—	—	—	—	16,778	—	16,778
Other comprehensive income	—	—	—	—	—	5,512	5,512
Stock option & other stock transactions, net	208,054	—	279	2,384	72	—	2,735
Restricted stock awards, net	85,905	—	6	994	132	—	1,132
Common equity issued, net of costs of issuance	6,900,000	69	84,990	—	—	—	85,059
Cash dividends declared ($0.07 per common share)	—	—	—	—	(5,873)	—	(5,873)
Balance at March 31, 2015	91,121,531	$981	$943,764	$(79,530)	$220,067	$(4,739)	$1,080,543
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Three months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$16,778	$10,332
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses	2,100	4,800
(Gain) net of losses and write-downs on other real estate owned	(487)	(185)
Depreciation of premises and equipment	1,633	1,802
Impairment of premises and equipment and leases	312	—
Amortization of intangibles	1,399	2,511
Amortization of low income housing tax credit	50	—
Net gain on sale of securities	(1,534)	(60)
Net gain on loans held for sale	(3,157)	(2,383)
Net amortization of premium and discount on securities	1,155	1,077
Net amortization of prepayment fees and other amortizable acquisition costs	(790)	239
Accretion of discount, amortization of premium on borrowings, net	86	75
Restricted stock compensation and ESOP expense	828	692
Stock option compensation expense	281	235
Originations of loans held for sale	(137,538)	(114,428)
Proceeds from sales of loans held for sale	111,155	119,946
Increase in cash surrender value of BOLI	(1,076)	(542)
Deferred income tax expense (benefit)	2,516	(819)
Other adjustments (principally net changes in other assets and other liabilities)	(8,926)	6,705
Net cash (used in) provided by operating activities	(15,215)	29,997
Cash flows from investing activities:
Purchases of securities:
Available for sale	(237,602)	(152,101)
Held to maturity	(28,161)	(46,526)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	41,017	25,545
Held to maturity	14,639	5,984
Proceeds from sales of securities available for sale	115,554	55,778
Loan originations, net	(143,695)	(118,048)
Proceeds from sale of loans held for investment	44,020	—
Redemption (purchases) of FHLB and FRB stock, net	6,573	(10,020)
Proceeds from sales of other real estate owned	997	2,880
Purchases of premises and equipment	(334)	(918)
Cash paid for acquisitions, net	(24,670)	—
Net cash (used in) investing activities	(211,662)	(237,426)

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Three months ended
	March 31,
	2015	2014
Cash flows from financing activities:
Net increase in transaction, savings and money market deposits	310,430	407,536
Net increase (decrease) in time deposits	33,191	(116,376)
Net decrease in short-term FHLB borrowings	(151,000)	—
Advances of term FHLB borrowings	80,000	—
Repayments of term FHLB borrowings	(75,059)	(219)
Repayment of other term borrowings	—	(20,263)
Repayment of debt assumed in acquisition	(4,485)	—
Net increase (decrease) in repurchase agreements and other short-term borrowings	15,399	(41,587)
Net increase (decrease) in mortgage escrow funds	1,638	(4,749)
Stock option transactions	2,758	923
Equity capital raise, net of costs of issuance	85,059	—
Cash dividends paid	(5,873)	(5,853)
Net cash provided by financing activities	292,058	219,412
Net increase in cash and cash equivalents	65,181	11,983
Cash and cash equivalents at beginning of period	121,520	152,662
Cash and cash equivalents at end of period	$186,701	$164,645
Supplemental cash flow information:
Interest payments	$9,376	$8,819
Income tax payments	17,808	4,019
Real estate acquired in settlement of loans	2,874	219
Unsettled securities transactions	—	2,213
Loans transfered from held for investment to held for sale	44,020	—

Acquisitions:
Non-cash assets acquired:
Total loans, net	$22,307	$—
Goodwill	11,931	—
Customer list	8,950	—
Premises and equipment, net	219	—
Other assets	56	—
Total non-cash assets acquired	43,463	—
Liabilities assumed:
Other liabilities	19,045	—
Total liabilities assumed	$19,045	$—

Net non-cash assets acquired	$24,418	$—
Cash and cash equivalents acquired in acquisitions	252	—
Total consideration paid	$24,670	$—
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

Nature of Operations and Principles of Consolidation
The unaudited consolidated financial statements include the accounts of Sterling; STL Holdings, Inc. (formerly PBNY Holdings, Inc.) which has an investment in Sterling Silver Title Agency L.P. (formerly PB Madison Title Agency L.P.), a company that provides title searches and title insurance for residential and commercial real estate; Sterling Risk Management, Inc. (formerly Provident Risk Management, Inc., a captive insurance company); Sterling National Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries. These subsidiaries included at March 31, 2015: (i) Sterling REIT, Inc., a real estate investment trust that holds a portion of the Company’s real estate loans; (ii) Provest Services Corp. I, which has invested in a low-income housing partnership; (iii) Provest Services Corp. II, which has engaged a third-party provider to sell mutual funds and annuities to the Bank’s customers, and (iv) several limited liability companies, which hold other real estate owned. Intercompany transactions and balances are eliminated in consolidation.

The consolidated financial statements have been prepared by management and, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of its operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for other interim periods or the entire calendar year ending December 31, 2015. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited financial statements included in the Company’s Transition Report on Form 10-K filed March 6, 2015.

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

(2) Acquisitions
On February 27, 2015, the Bank acquired 100% of the outstanding common stock of Damian Services Corporation (“Damian”), a payroll services provider located in Chicago, Illinois. In connection with the acquisition, the Bank acquired $22.3 million of outstanding payroll finance loans and assumed $14.6 million of liabilities. The Bank recognized a customer list intangible asset of $9.0 million that will be amortized over its 16 year estimated life, and $11.9 million of goodwill. In the quarter ended March 31, 2015, we recognized a $1.5 million restructuring charge consisting mainly of retention and severance compensation and asset write- downs related ot the consolidation of Damian’s operations.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

(3) Securities

A summary of amortized cost and estimated fair value of our securities is presented below:

	March 31, 2015
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Residential MBS:
Agency-backed	$573,294	$7,663	$(633)	$580,324	$142,808	$4,425	$(89)	$147,144
CMO/Other MBS	80,502	406	(515)	80,393	57,668	467	(111)	58,024
Total residential MBS	653,796	8,069	(1,148)	660,717	200,476	4,892	(200)	205,168
Other securities:
Federal agencies	117,852	37	(632)	117,257	131,810	5,749	(186)	137,373
Corporate	265,486	2,226	(848)	266,864	5,000	1	—	5,001
State and municipal	128,481	2,822	(126)	131,177	243,347	9,058	(159)	252,246
Trust preferred	37,690	822	(123)	38,389	—	—	—	—
Other	—	—	—	—	5,000	356	—	5,356
Total other securities	549,509	5,907	(1,729)	553,687	385,157	15,164	(345)	399,976
Total securities	$1,203,305	$13,976	$(2,877)	$1,214,404	$585,633	$20,056	$(545)	$605,144

	December 31, 2014
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Residential MBS:
Agency-backed	$528,818	$5,398	$(553)	$533,663	$138,589	$2,763	$(2)	$141,350
CMO/Other MBS	85,619	178	(959)	84,838	60,166	58	(564)	59,660
Total residential MBS	614,437	5,576	(1,512)	618,501	198,755	2,821	(566)	201,010
Other securities:
Federal agencies	150,623	4	(3,471)	147,156	136,618	4,328	(548)	140,398
Corporate	206,267	319	(1,755)	204,831	—	—	—	—
State and municipal	129,576	2,737	(248)	132,065	231,964	7,713	(89)	239,588
Trust preferred	37,687	652	(46)	38,293	—	—	—	—
Other	—	—	—	—	5,000	350	—	5,350
Total other securities	524,153	3,712	(5,520)	522,345	373,582	12,391	(637)	385,336
Total securities	$1,138,590	$9,288	$(7,032)	$1,140,846	$572,337	$15,212	$(1,203)	$586,346

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

The amortized cost and estimated fair value of securities at March 31, 2015 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date.

	March 31, 2015
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Other securities remaining period to contractual maturity:
One year or less	$2,680	$2,709	$9,958	$10,073
One to five years	264,348	265,587	5,548	5,961
Five to ten years	239,986	241,925	212,747	220,150
Greater than ten years	42,495	43,466	156,904	163,792
Total other securities	549,509	553,687	385,157	399,976
Residential MBS	653,796	660,717	200,476	205,168
Total securities	$1,203,305	$1,214,404	$585,633	$605,144

Sales of securities for the period indicated below were as follows:

	For the three months ended
	March 31,
	2015	2014
Available for sale:
Proceeds from sales	$115,554	$55,778
Gross realized gains	1,663	65
Gross realized losses	(129)	(5)
Income tax expense on realized net gains	499	18

At March 31, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

The following table summarizes securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available for sale
March 31, 2015
Residential MBS:
Agency-backed	$62,179	$(254)	$21,077	$(379)	$83,256	$(633)
CMO/Other MBS	14,103	(65)	27,860	(450)	41,963	(515)
Total residential MBS	76,282	(319)	48,937	(829)	125,219	(1,148)
Other securities:
Federal agencies	40,154	(74)	69,839	(558)	109,993	(632)
Corporate	62,163	(570)	15,459	(278)	77,622	(848)
State and municipal	11,694	(72)	3,902	(54)	15,596	(126)
Trust preferred	9,645	(123)	—	—	9,645	(123)
Total other securities	123,656	(839)	89,200	(890)	212,856	(1,729)
Total	$199,938	$(1,158)	$138,137	$(1,719)	$338,075	$(2,877)
December 31, 2014
Residential MBS:
Agency-backed	$17,379	$(37)	$21,616	$(516)	$38,995	$(553)
CMO/Other MBS	25,551	(206)	43,475	(753)	69,026	(959)
Total residential MBS	42,930	(243)	65,091	(1,269)	108,021	(1,512)
Other securities:
Federal agencies	5,959	(87)	140,699	(3,384)	146,658	(3,471)
Corporate	85,055	(731)	65,648	(1,024)	150,703	(1,755)
State and municipal	12,012	(68)	11,400	(180)	23,412	(248)
Trust preferred	3,900	(46)	—	—	3,900	(46)
Total other securities	106,926	(932)	217,747	(4,588)	324,673	(5,520)
Total	$149,856	$(1,175)	$282,838	$(5,857)	$432,694	$(7,032)

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

The following table summarizes securities held to maturity with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Held to maturity
March 31, 2015
Residential MBS:
Agency-backed	$6,567	$(89)	$—	$—	$6,567	$(89)
CMO/Other MBS	3,011	(1)	17,049	(110)	20,060	(111)
Total residential MBS	9,578	(90)	17,049	(110)	26,627	(200)
Other securities:
Federal agencies	—	—	14,814	(186)	14,814	(186)
State and municipal	16,403	(157)	120	(2)	16,523	(159)
Total other securities	16,403	(157)	14,934	(188)	31,337	(345)
Total	$25,981	$(247)	$31,983	$(298)	$57,964	$(545)
December 31, 2014
Residential MBS:
Agency-backed	$1,208	$(2)	$—	$—	$1,208	$(2)
CMO/Other MBS	—		42,979	(564)	42,979	(564)
Total residential MBS	1,208	(2)	42,979	(564)	44,187	(566)
Other securities:
Federal agencies	9,711	(289)	14,741	(259)	24,452	(548)
State and municipal	11,501	(86)	233	(3)	11,734	(89)
Total other securities	21,212	(375)	14,974	(262)	36,186	(637)
Total	$22,420	$(377)	$57,953	$(826)	$80,373	$(1,203)

At March 31, 2015, a total of 97 available for sale securities were in a continuous unrealized loss position for less than 12 months and 48 securities were in an unrealized loss position for 12 months or longer. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other than temporary impairment (“OTTI”) losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Company will receive full value for the securities. Furthermore, as of March 31, 2015, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. As of March 31, 2015, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

Securities pledged for borrowings at FHLB and other institutions, and securities pledged for municipal deposits and other purposes were as follows:

	March 31,	December 31,
	2015	2014
Available for sale securities pledged for borrowings, at fair value	$84,635	$187,314
Available for sale securities pledged for municipal deposits, at fair value	705,741	550,681
Available for sale securities pledged for customer back-to-back swaps, at fair value	1,891	1,959
Held to maturity securities pledged for borrowings, at amortized cost	207,679	154,712
Held to maturity securities pledged for municipal deposits, at amortized cost	334,298	352,843
Total securities pledged	$1,334,244	$1,247,509

(4) Portfolio Loans
The composition of the Company’s loan portfolio, excluding loans held for sale, was the following:

	March 31,	December 31,
	2015	2014
Commercial:
Commercial & industrial	$1,191,717	$1,244,555
Payroll finance	181,687	154,229
Warehouse lending	241,434	173,786
Factored receivables	152,354	161,625
Equipment financing	465,250	411,449
Total commercial	2,232,442	2,145,644
Commercial mortgage:
Commercial real estate	1,531,066	1,458,277
Multi-family	385,871	384,544
Acquisition, development & construction	95,567	96,995
Total commercial mortgage	2,012,504	1,939,816
Total commercial and commercial mortgage	4,244,946	4,085,460
Residential mortgage	494,106	529,766
Consumer:
Home equity lines of credit	163,488	163,569
Other consumer loans	36,366	36,846
Total consumer	199,854	200,415
Total portfolio loans	4,938,906	4,815,641
Allowance for loan losses	(42,884)	(42,374)
Portfolio loans, net	$4,896,022	$4,773,267

Total loans include net deferred loan origination costs of $1,836 at March 31, 2015, and $1,609 at December 31, 2014.

At March 31, 2015, the net recorded amount of loans subject to accounting as purchased with credit impairment was $2,897. Loans acquired in the Provident Merger that were determined to be purchased credit impaired were all considered collateral dependent loans. Therefore, estimated fair value calculations and projected cash flows included only return of principal and no interest income. There was no accretable yield associated with these loans during the three months ended March 31, 2015.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

At March 31, 2015, the Company pledged loans totaling $1,224,090 to the FHLB as collateral for certain borrowing arrangements. See Note 7. “Borrowings and Senior Notes”.

The following tables set forth the amounts and status of the Company’s loans and troubled debt restructurings (“TDRs”) at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial & industrial	$1,176,500	$7,733	$2,764	$—	$4,720	$1,191,717
Payroll finance	181,356	206	—	73	52	181,687
Warehouse lending	241,434	—	—	—	—	241,434
Factored receivables	152,109	—	—	—	245	152,354
Equipment financing	463,968	472	500	—	310	465,250
Commercial real estate	1,507,414	8,040	4,431	644	10,537	1,531,066
Multi-family	385,472	—	312	—	87	385,871
Acquisition, development & construction	84,692	4,462	—	—	6,413	95,567
Residential mortgage	474,011	2,128	1,445	123	16,399	494,106
Consumer	190,274	1,812	923	132	6,713	199,854
Total loans	$4,857,230	$24,853	$10,375	$972	$45,476	$4,938,906
Total TDRs included above	$16,981	$262	$420	$—	$10,813	$28,476
Non-performing loans:
Loans 90+ days past due and still accruing						972
Non-accrual loans						45,476
Total non-performing loans						$46,448

	December 31, 2014
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial & industrial	$1,232,363	$6,237	$920	$60	$4,975	$1,244,555
Payroll finance	154,114	—	—	115	—	154,229
Warehouse lending	173,786	—	—	—	—	173,786
Factored receivables	161,381	—	—	—	244	161,625
Equipment financing	410,483	707	19	—	240	411,449
Commercial real estate	1,433,235	7,982	5,322	452	11,286	1,458,277
Multi-family	383,799	317	—	156	272	384,544
Acquisition, development & construction	89,730	401	451	—	6,413	96,995
Residential mortgage	509,597	2,935	975	—	16,259	529,766
Consumer	191,528	1,110	1,607	—	6,170	200,415
Total loans	$4,740,016	$19,689	$9,294	$783	$45,859	$4,815,641
Total TDRs included above	$16,238	$847	$176	$—	$11,427	$28,688
Non-performing loans:
Loans 90+ days past due and still accruing						$783
Non-accrual loans						45,859
Total non-performing loans						$46,642

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

Activity in the allowance for loan losses for the three months ended March 31, 2015 and 2014 is summarized below:

	For the three months ended March 31, 2015
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Commercial & industrial	$11,027	$(842)	$101	$(741)	$400	$10,686
Payroll finance	1,506	(303)	11	(292)	686	1,900
Warehouse lending	608	—	—	—	251	859
Factored receivables	1,205	(72)	19	(53)	20	1,172
Equipment financing	2,569	(153)	172	19	103	2,691
Commercial real estate	10,121	(62)	16	(46)	1,018	11,093
Multi-family	2,111	(17)	—	(17)	196	2,290
Acquisition, development & construction	2,987	—	9	9	(280)	2,716
Residential mortgage	5,843	(181)	2	(179)	(537)	5,127
Consumer	4,397	(342)	52	(290)	243	4,350
Total allowance for loan losses	$42,374	$(1,972)	$382	$(1,590)	$2,100	$42,884
Annualized net charge-offs to average loans outstanding						0.13%

	For the three months ended March 31, 2014
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Commercial & industrial	$6,886	$(1,164)	$74	$(1,090)	$873	$6,669
Payroll finance	—	—	—	—	610	610
Warehouse lending	—	—	—	—	132	132
Factored receivables	—	(289)	—	(289)	668	379
Equipment financing	—	(167)	—	(167)	1,473	1,306
Commercial real estate	8,040	(280)	19	(261)	1,135	8,914
Multi-family	1,952	—	—	—	—	1,952
Acquisition, development & construction	5,857	(1,260)	—	(1,260)	(1,038)	3,559
Residential mortgage	4,600	(148)	1	(147)	112	4,565
Consumer	3,277	(204)	21	(183)	835	3,929
Total allowance for loan losses	$30,612	$(3,512)	$115	$(3,397)	$4,800	$32,015
Annualized net charge-offs to average loans outstanding						0.34%

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

not in doubt and the loan is on non-accrual status, contractual interest is credited to interest income when received, under the cash basis method.

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at March 31, 2015:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	Purchased credit impaired loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Commercial & industrial	$4,000	$1,186,988	$729	$1,191,717	$—	$10,686	$10,686
Payroll finance	—	181,687	—	181,687	—	1,900	1,900
Warehouse lending	—	241,434	—	241,434	—	859	859
Factored receivables	—	152,354	—	152,354	—	1,172	1,172
Equipment financing	—	465,250	—	465,250	—	2,691	2,691
Commercial real estate	13,245	1,517,682	139	1,531,066	—	11,093	11,093
Multi-family	—	385,871	—	385,871	—	2,290	2,290
Acquisition, development & construction	11,570	83,997	—	95,567	—	2,716	2,716
Residential mortgage	515	491,562	2,029	494,106	—	5,127	5,127
Consumer	—	199,854	—	199,854	—	4,350	4,350
Total loans	$29,330	$4,906,679	$2,897	$4,938,906	$—	$42,884	$42,884

There was no amount included in the allowance for loan losses associated with purchased credit impaired loans at March 31, 2015, as there was no further deterioration in the credit quality of these loans since the Provident Merger date.

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

The following table presents loans individually evaluated for impairment by segment of loans at March 31, 2015 and December 31, 2014:

	Commercial & industrial	Commercial real estate	Acquisition, development & construction	Residential mortgage	Total
Loans with no related allowance recorded:
March 31, 2015
Unpaid principal balance	$4,000	$13,459	$12,794	$515	$30,768
Recorded investment	4,000	13,245	11,570	515	29,330
December 31, 2014
Unpaid principal balance	4,571	14,635	12,848	515	32,569
Recorded investment	4,461	14,423	11,624	515	31,023

During the quarter ended March 31, 2014, the Company modified its allowance for loan loss policy to generally require a charge-off of the difference between the book balance of a collateral dependent impaired loan and the net value of the collateral securing the loan. As a result, there were no impaired loans with an allowance recorded at March 31, 2015 or December 31, 2014.

The following tables present the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for the three months ended March 31, 2015 and March 31, 2014:

	March 31, 2015			March 31, 2014
	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
With no related allowance recorded:
Commercial & industrial	$3,316	$—	$—	$1,850	$—	$—
Factored receivables	—	—	—	992	—	—
Commercial real estate	13,275	67	—	12,512	40	—
Multi-family	—	—	—	264	—	—
Acquisition, development & construction	11,597	57	—	21,940	66	—
Residential mortgage	515	—	—	515	—	—
Total	$28,703	$124	$—	$38,073	$106	$—

There were no impaired loans with an allowance recorded at March 31, 2015 or March 31, 2014. At March 31, 2015 and March 31, 2014 there were no payroll finance, warehouse lending, equipment finance or consumer impaired loans.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

Troubled Debt Restructuring:
The following tables set forth the amounts and past due status of the Company’s TDRs at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial & industrial	$226	$—	$—	$—	$2,065	$2,291
Equipment financing	389	—	—	—	—	389
Commercial real estate	4,829	262	—	—	—	5,091
Acquisition, development & construction	5,398	—	—	—	6,372	11,770
Residential mortgage	6,139	—	420	—	2,155	8,714
Consumer	—	—	—	—	221	221
Total	$16,981	$262	$420	$—	$10,813	$28,476

	December 31, 2014
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial & industrial	$245	$—	$—	$—	$2,065	$2,310
Equipment financing	409	—	—	—	—	409
Commercial real estate	4,833	263	—	—	—	5,096
Acquisition, development & construction	5,487	—	—	—	6,373	11,860
Residential mortgage	5,264	584	176	—	2,768	8,792
Consumer	—	—	—	—	221	221
Total	$16,238	$847	$176	$—	$11,427	$28,688

There were no payroll finance, warehouse lending, factored receivable, or multifamily loans that were TDRs for the periods presented. The Company had outstanding commitments to lend additional amounts of $0 and $0 to customers with loans classified as TDRs as of March 31, 2015 and March 31, 2014, respectively.

There were no loans modified as TDRs that occurred during the three months ended March 31, 2015. The following table presents loans by segment modified as TDRs that occurred during the first three months of 2015 and 2014:

	March 31, 2015			March 31, 2014
		Recorded investment			Recorded investment
	Number	Pre- modification	Post- modification	Number	Pre- modification	Post- modification
Acquisition, development & construction	—	—	—	2	1,060	1,060
Total restructured loans	—	$—	$—	2	$1,060	$1,060

The TDRs presented above increased the allowance for loan losses by $0 and $0 and resulted in charge-offs of $0 and $0 for the three months ended March 31, 2015 and March 31, 2014, respectively.

There were no TDRs that were modified during the three months ended March 31, 2015 and 2014 that had subsequently defaulted during the period.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk grade of commercial loans, (ii) the level of classified commercial loans, (iii) the delinquency status of consumer loans (residential mortgage, homeowner and home equity lines of credit (“HELOC”)), (iv) net charge-offs, (v) non-performing loans (see details above) and (vi) the general economic conditions in the greater New York metropolitan region. The Bank analyzes loans individually by classifying the loans as to credit risk, except residential mortgage loans and consumer loans, which are evaluated on a homogeneous pool basis unless the loan balance is greater than $500. This analysis is performed at least quarterly on all criticized/classified loans. The Bank uses the following definitions of risk ratings:

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

10 - Loss (OCC definition) - These loans are charged-off because they are determined to be uncollectible and unbankable assets. This classification does not reflect that the asset has no absolute recovery or salvage value, but rather it is not practical or desirable to defer writing-off this asset even though partial recovery may be affected in the future. Losses should be taken in the period in which they are determined to be uncollectible.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

Loans that are risk-rated 1 through 6 as defined above are considered to be pass-rated loans. As of March 31, 2015 and December 31, 2014, the risk category of gross loans by segment was as follows:

	March 31, 2015			December 31, 2014
	Special mention	Substandard	Doubtful	Special mention	Substandard
Commercial & industrial	$3,262	$6,749	$24	$13,060	$7,730
Payroll finance	6,709	125	—	996	115
Factored receivables	36	1,596	—	34	244
Equipment financing	—	310	—	—	240
Commercial real estate	11,820	25,730	—	12,707	28,194
Multi-family	312	87	—	317	272
Acquisition, development & construction	1,017	16,108	—	1,027	16,016
Residential mortgage	1,445	16,664	—	975	16,402
Consumer	1,456	6,727	132	1,200	6,690
Total	$26,057	$74,096	$156	$30,316	$75,903

There were no loans rated loss at March 31, 2015 and no loans rated doubtful or loss at December 31, 2014.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

(5) Goodwill and Other Intangible Assets

The changes in goodwill and other intangible assets for the periods presented were as follows:

	March 31,	December 31,
	2015	2014
Goodwill	$400,941	$388,926
Other intangible assets:
Core deposits	$17,683	$18,473
Customer list	8,851	—
Non-compete agreements	4,398	3,959
Trade name	20,500	20,500
Fair value of below market leases	325	400
	$51,757	$43,332

The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2015 was as follows:

Amortization expense
Remainder of 2015	$5,203
2016	6,012
2017	3,617
2018	3,335
2019	2,864
Thereafter	10,226
Total	$31,257

(6) Deposits

Deposit balances at March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31,	December 31,
	2015	2014
Non-interest bearing demand	$1,499,161	$1,481,870
Interest bearing demand	828,731	747,667
Savings	745,495	711,509
Money market	1,980,274	1,790,435
Certificates of deposit	502,285	480,844
Total deposits	$5,555,946	$5,212,325
Municipal deposits totaled $1,013,835 and $883,350 at March 31, 2015 and December 31, 2014, respectively. See Note 3. “Securities” for the amount of securities that were pledged as collateral for municipal deposits and other purposes.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

Listed below are the Company’s brokered deposits:

	March 31,	December 31,
	2015	2014
Money market	$100,018	$75,462
Reciprocal CDAR’s [1]	6,152	6,666
CDAR’s one way	79,904	86,530
Total brokered deposits	$186,074	$168,658

1 Certificate of deposit account registry service

(7) Borrowings and Senior Notes

The Company’s borrowings and weighted average interest rates are summarized as follows:

	March 31,		December 31,
	2015		2014
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB advances and overnight	$857,138	1.54%	$1,003,209	1.37%
Other borrowings (repurchase agreements)	25,245	0.30	9,846	0.30
Senior notes	98,595	5.98	98,498	5.98
Total borrowings	$980,978	1.95%	$1,111,553	1.77%
By remaining period to maturity:
Less than one year	$402,245	0.39%	$532,835	0.39%
One to two years	152,735	0.71	152,760	0.69
Two to three years	255,000	3.54	255,000	3.54
Three to four years	168,595	4.37	168,498	4.38
Greater than five years	2,403	4.92	2,460	4.92
Total borrowings	$980,978	1.95%	$1,111,553	1.77%

FHLB advances and overnight. As a member of the FHLB, the Bank may borrow up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of March 31, 2015 and December 31, 2014, the Bank had pledged residential mortgage and commercial real estate loans totaling $1,224,090 and $1,302,681, respectively. The Bank had also pledged securities to secure borrowings, which are disclosed in Note 3. “Securities.” As of March 31, 2015, the Bank may increase its borrowing capacity by pledging securities and mortgage loans not required to be pledged for other purposes with a collateral value of $507,314.

FHLB borrowings which are putable quarterly at the discretion of the FHLB were $200,000 at March 31, 2015 and December 31, 2014. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 2.06 and 2.31 years and a weighted average interest rate of 4.23% at March 31, 2015 and December 31, 2014, respectively.

Other borrowings (repurchase agreements). We utilize securities sold under repurchase agreements to facilitate the needs of our customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase at March 31, 2015 and December 31, 2014 are secured short-term borrowings that mature in one to 17 days and are generally renewed on a continuous basis. Repurchase agreements are stated at the amount of cash received in connection with these transactions. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The Bank continuously monitors collateral levels and may be required to provide additional collateral based on the fair value of the underlying securities.

Revolving line of credit. On September 5, 2014, the Company entered into a $15,000 revolving line of credit facility with a financial institution that matures on September 5, 2015. The balance was zero at March 31, 2015 and December 31, 2014. The use of proceeds are for general corporate purposes. The line and accrued interest is payable at maturity, and is required to maintain a zero balance for

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

at least 30 days during its term. The line bears interest at one-month LIBOR plus 1.25%. Under the terms of the facility, the Company and the Bank must maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. The Company and the Bank were in compliance with all requirements of the facility at March 31, 2015.

Senior Notes. On July 2, 2013, the Company issued $100,000 principal amount of 5.50% fixed rate senior notes (the “Senior Notes”)through a private placement at a discount of 1.75%. The cost of issuance was $303, and at March 31, 2015 and December 31, 2014 the unamortized discount was $1,404 and $1,502, respectively, which will be accreted to interest expense over the life of the Senior Notes, resulting in an effective yield of 5.98%. Interest is due semi-annually in arrears on January 2 and July 2 until maturity on July 2, 2018. The Senior Notes were issued under an indenture between the Company and U.S. Bank National Association, as trustee.

(8) Derivatives

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

The Company pledged collateral to another financial institution in the form of investment securities with an amortized cost of $1,891 and a fair value of $2,004 as of March 31, 2015. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back swaps. However, certain language is written into the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Company is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

Summary information as of March 31, 2015 and December 31, 2014 regarding these derivatives is presented below:

	Notional amount	Average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
March 31, 2015
3rd party interest rate swap	$66,868	4.46	4.13%	1 m Libor +2.36	$1,874
Customer interest rate swap	(66,868)	4.46	4.13	1 m Libor +2.36	(1,874)
December 31, 2014
3rd party interest rate swap	67,551	4.70	4.13	1 m Libor + 2.36	1,332
Customer interest rate swap	(67,551)	4.70	4.13	1 m Libor + 2.36	(1,332)

The Company enters into various commitments to sell real estate loans into the secondary market. Such commitments are considered to be derivative financial instruments; however, the fair value of these commitments is not material.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

(9) Income Taxes

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory Federal tax rate for the following reasons:

	For the three months ended
	March 31,
	2015	2014
Income before income tax expense	$24,856	$14,920
Tax at Federal statutory rate of 35%	8,700	5,224
State and local income taxes, net of Federal tax benefit	875	(210)
Tax-exempt interest, net of disallowed interest	(984)	(987)
BOLI income	(251)	(190)
Non-deductible acquisition related costs	140	—
Low income housing tax credits	(54)	(55)
Other, net	(348)	806
Actual income tax expense	$8,078	$4,588
Effective income tax rate	32.5%	30.8%

Net deferred tax assets totaled $4,804 at March 31, 2015 and $14,857 at December 31, 2014. No valuation allowance was recorded against deferred tax assets at March 31, 2015 as management believes it is more likely than not that all of the deferred tax assets will be realized as they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of other non-interest expense. Such amounts were not significant during the reported periods.

The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2010.

(10) Stock-Based Compensation

The Company has active stock-based compensation plans, as described below.

The Company’s stockholders approved the 2014 Stock Incentive Plan (the “2014 Plan”) on February 20, 2014. The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted stock (both time-based and performance-based), restricted stock units, performance units, deferred stock, and other stock-based awards for up to 3,400,000 shares of common stock. At March 31, 2015 there were 1,654,318 shares available for future grant. The 2014 Plan replaced the Company’s 2012 Stock Incentive Plan (the “2012 Plan”).

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

Stock option awards are granted with a fair value equal to the market price of the Company’s common stock at the date of grant. The awards generally vest in equal installments annually on the anniversary date and have total vesting periods ranging from 2 to 5 years and stock options have 10 year contractual terms.

In addition to the 2014 Plan, the Company previously provided awards under its 2011 Employment Inducement Stock Program, which included options to purchase 107,256 shares of common stock and restricted stock awards covering 29,550 shares of common stock, both of which vest in four equal installments through July 2015.

In connection with the Provident Merger, the Company granted 104,152 options at an exercise price of $14.25 per share pursuant to a Registration Statement on Form S-8 under which the Company assumed all outstanding fully vested Legacy Sterling stock options. All

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

of these options expire March 15, 2017. The Company also granted 95,991 shares under the Sterling Bancorp 2013 Employment Inducement Award Plan to certain executive officers of Legacy Sterling. In addition, the Company issued 255,973 shares of restricted stock from shares available under the Company’s 2012 Plan to certain executives of Legacy Sterling. The weighted average grant date fair value was $11.72 per share and the restricted stock awards vest in equal annual installments on the anniversary date over a three-year period.

The following table summarizes the activity in the Company’s active stock-based compensation plans for the three months ended March 31, 2015:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at January 1, 2015	1,999,022	643,887	$11.79	2,040,299	$11.10
Granted (1)	(403,371)	110,960	13.21	15,000	13.84
Stock awards vested	—	(36,549)	11.82	—	—
Exercised	—	—	—	(260,433)	12.19
Forfeited	64,667	(16,619)	13.21	(6,500)	13.03
Canceled/expired	(6,000)	—	—	—	—
Balance at March 31, 2015	1,654,318	701,679	$11.97	1,788,366	$10.96
Exercisable at March 31, 2015				896,353	$10.16
(1) Reflects certain non-vested stock awards that count as 3.5 shares for each share granted.

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $4,465 and $2,970, at March 31, 2015.

Proceeds from stock option exercises were $2,758, and $923, for the three months ended March 31, 2015 and 2014, respectively.

The Company uses an option pricing model to estimate the grant date fair value of stock options granted. The weighted average estimated value per option granted was $2.08 for the three months ended March 31, 2015. There were no stock options granted during the three months ended March 31, 2014.

The fair value of options granted was determined using the following weighted average assumptions as of the grant date:

	For the three months
	ended March 31,
	2015	2014
Risk-free interest rate	1.9%	—%
Expected stock price volatility	20.9	—
Dividend yield (1)	3.1	—
Expected term in years	5.76	—
(1) Represents the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense associated with stock options and non-vested stock awards and the related income tax benefit was as follows:

	For the three months
	ended March 31,
	2015	2014
Stock options	$281	$235
Non-vested stock awards/performance units	828	558
Total	$1,109	$793
Income tax benefit	377	244

Unrecognized stock-based compensation expense at March 31, 2015 was as follows:

March 31, 2015
Stock options	$1,468
Non-vested stock awards/performance units	6,417
Total	$7,885

The weighted average period over which unrecognized stock options is expected to be recognized is 1.89 years. The weighted average period over which unrecognized non-vested awards/performance units is expected to be recognized is 1.97 years.

(11) Pension and Other Post Retirement Plans

Net pension (benefit) expense and post-retirement expense, which is recorded in compensation and employee benefits expense in the consolidated income statements, is comprised of the following:

	Pension plan		Other post retirement plans
	For the three months ended		For the three months ended
	March 31,		March 31,
	2015	2014	2015	2014
Service cost	$—	$—	$2	$11
Interest cost	589	1,377	94	32
Expected return on plan assets	(729)	(1,701)	—	—
Amortization of unrecognized actuarial loss	91	48	40	18
Partial settlement charge	—	1,352	—	—
Total (benefit) expense	$(49)	$1,076	$136	$61

There were no pension plan assets consisting of Sterling Bancorp common stock at March 31, 2015 or December 31, 2014. The Company does not anticipate that a contribution will be made to the pension plan in 2015. The plan’s over funded status increased to $15,611 at March 31, 2015 compared to $14,290 at December 31, 2014. The over funded status is included in other assets in the consolidated balance sheet.

The Company’s other post retirement plans include a non-qualified Supplemental Executive Retirement Plan (“SERP”) that provides certain officers and executives with supplemental retirement benefits in addition to the benefits provided by the pension plan. The Company contributed $26 and $95 to fund SERP benefits during the three months ended March 31, 2015 and 2014, respectively. Total post retirement plan liabilities were $11,500 at March 31, 2015 and are included in other liabilities in the consolidated balance sheet.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

(12) Other Non-interest Expense

Other non-interest expense items are presented in the following table. Components exceeding 1% of the aggregate of total net interest income and total non-interest income are presented separately.

	For the three months ended
	March 31,
	2015	2014
Other non-interest expense:
Professional fees	$1,915	$1,500
Data and check processing	2,148	663
Insurance & surety bond premium	648	637
Other	5,111	5,952
Total other non-interest expense	$9,822	$8,752

(13) Earnings Per Common Share

The following is a summary of the calculation of earnings per share (“EPS”):

	For the three months ended March 31,
	2015	2014
Net income	$16,778	$10,332
Weighted average common shares outstanding for computation of basic EPS (1)	87,839,029	83,497,765
Common-equivalent shares due to the dilutive effect of stock options (2)	413,739	296,342
Weighted average common shares for computation of diluted EPS	88,252,768	83,794,107
Earnings per common share:
Basic	$0.19	$0.12
Diluted	0.19	0.12

(1)	Includes earned ESOP shares.

(2)	Represents incremental shares computed using the treasury stock method.

As of March 31, 2015 and March 31, 2014, 112,891 and 653,146 weighted average common shares that could be exercised under stock options plans were anti-dilutive for the three month periods, respectively. Anti-dilutive shares are not included in determining diluted earnings per share.
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

The Basel III Capital Rules became effective for Sterling Bancorp and Sterling National Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital (as defined in the regulations), Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined, “RWA”), and of Tier 1 capital to adjusted quarterly average assets (as defined).

The Company’s and the Bank’s Common Equity Tier 1 capital consists of common stock and related paid-in capital, net of treasury stock, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 capital. Common Equity Tier 1 capital for both the Company and the Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for loan losses. Prior to January 1, 2015, the Company’s and the Bank’s Tier 1 capital consisted of total shareholders’ equity excluding accumulated other comprehensive income, goodwill and other intangible assets.

The Common Equity Tier 1 (beginning in 2015), Tier 1 and Total capital ratios are calculated by dividing the respective capital amounts by RWA. RWA is calculated based on regulatory requirements and includes total assets, excluding goodwill and other intangible assets, allocated by risk weight category, and certain off-balance-sheet items, among other things.

The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets, among other things.When fully phased-in on January 1, 2019, the Basel III Capital Rules will require the Company and the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 capital to RWA of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to RWA of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to RWA of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to RWA of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.

The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The following table presents actual and required capital ratios as of March 31, 2015 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

	Actual		Minimum capital required - Basel III phase-in schedule		Minimum capital required - Basel III fully phased-in		Required to be considered well capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
March 31, 2015
Common equity tier 1 to RWA:
Sterling National Bank	$739,580	12.92%	$257,612	4.50%	$400,730	7.00%	$372,107	6.50%
Sterling Bancorp	671,633	9.55	259,039	4.50	402,949	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	739,580	12.92%	343,483	6.00%	486,601	8.50%	457,977	8.00%
Sterling Bancorp	671,633	11.67	345,385	6.00	489,295	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	782,859	13.68%	457,977	8.00%	601,095	10.50%	572,472	10.00%
Sterling Bancorp	714,912	12.42	460,513	8.00	604,424	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	739,580	10.53%	280,901	4.00%	280,901	4.00%	351,127	5.00%
Sterling Bancorp	671,633	9.55	281,354	4.00	281,354	4.00	N/A	N/A

The following table presents actual and required capital ratios as of December 31, 2014 for the Bank and the Company under the regulatory capital rules then in effect:

			Regulatory requirements
	Actual		Minimum capital adequacy		Classification as well- capitalized

	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2014
Tier 1 capital to RWA:
Sterling National Bank	$651,203	12.00%	$216,988	4.00%	$325,481	6.00%
Sterling Bancorp	569,609	10.43	218,405	4.00	N/A	N/A
Total capital to RWA:
Sterling National Bank	693,972	12.79%	433,975	8.00%	542,469	10.00%
Sterling Bancorp	612,378	11.22	436,809	8.00	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	651,203	9.39%	277,534	4.00%	346,918	5.00%
Sterling Bancorp	569,609	8.21	277,352	4.00	N/A	N/A

As of March 31, 2015, capital levels at the Bank and the Company exceeded all capital adequacy requirements under the Basel III Capital Rule on a fully phased-in basis. Based on the ratios presented above, capital levels as of March 31, 2015 at the Bank and the Company exceed the minimum levels necessary to be considered “well-capitalized”.

The Bank and the Company are subject to the regulatory capital requirements administered by the Federal Reserve; and for the Bank, the Office of the Comptroller of the Currency. Regulatory authorities can initiate certain mandatory actions if the Bank or the Company fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2015, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

(b) Dividend Restrictions
The Company is mainly dependent upon dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that fiscal year combined with the retained net profits for the preceding two fiscal years. Under the foregoing dividend restrictions and while maintaining its “well-capitalized” status, at March 31, 2015, the Bank had capacity to pay aggregate dividends of up to $46,003 to the Company without prior regulatory approval.

(c) Capital Raise
On February 11, 2015, the Company completed a public offering of 6.9 million shares of common stock at an offering price of $13.00 per share for gross proceeds of approximately $89.7 million, and net proceeds, after underwriting discounts, commissions and other costs of issuance of $85.1 million.

(d) Stock Repurchase Plans
From time to time, the Company’s board of directors has authorized stock repurchase plans. The Company has 776,713 shares that are available to be purchased under the currently announced stock repurchase program. There were no shares repurchased under the repurchase program during the three months ended March 31, 2015 or March 31, 2014.

(e ) Liquidation Rights
Upon completion of the second-step conversion in January 2004, the Bank established a special “liquidation account” in accordance with Office of Comptroller of the Currency regulations. The account was established for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders (as defined in the plan of conversion) in an amount equal to the greater of (i) the Mutual Holding Company’s (as defined in the plan of conversion) ownership interest in the retained earnings of the Bank as of the date of its latest balance sheet contained in the prospectus, or (ii) the retained earnings of the Bank at the time that the Bank reorganized into the Mutual Holding Company in 1999. Each Eligible Account Holder and Supplemental Eligible Account Holder that continues to maintain his or her deposit account at the Bank would be entitled, in the event of a complete liquidation of the Bank, to a pro rata interest in the liquidation account prior to any payment to the stockholders of the Company. The liquidation account is reduced annually on September 30 to the extent that Eligible Account Holders and Supplemental Eligible Account Holders have reduced their qualifying deposits as of each anniversary date. At March 31, 2015, the liquidation account had a balance of $13,300. Subsequent increases in deposits do not restore such account holder’s interest in the liquidation account. The Bank may not pay cash dividends or make other capital distributions if the effect thereof would be to reduce its stockholder’s equity below the amount of the liquidation account.

(15) Commitments and Contingencies

(a) Off-Balance-Sheet Financial Instruments
In the normal course of business, the Company enters into various transactions, which in accordance with GAAP are not included in its consolidated balance sheet. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Company minimizes its exposure to losses under these commitments by subjecting them to credit approval and monitoring procedures.

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

The contractual or notional amounts of these instruments, which reflect the extent of the Company’s involvement in particular classes of off-balance sheet financial instruments, are summarized as follows:

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2015	2014
Loan origination commitments	$178,262	$208,486
Unused lines of credit	376,633	332,295
Letters of credit	75,889	83,316

(b) Lease Commitments
The Company leases certain premises and equipment under operating leases with terms expiring through 2033. Included in occupancy and office operations expense was net rent expense of $1,577 and $1,986 during the three months ended March 31, 2015 and 2014, respectively. There has been no significant change in the future minimum lease payments payable by the Company since December 31, 2014. See the Transition Report on Form 10-K filed March 6, 2015 for information regarding these commitments.

(c)Litigation
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

There can be no assurance as to the ultimate outcome of a legal proceeding; however, the Company and the Bank have generally denied, or believe they have meritorious defenses and will deny, liability in all significant litigation pending against us, including the matter described below, and we intend to defend vigorously each case, other than matters we determine are appropriate to be settled. We accrue a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims.
On November 25, 2014, an action captioned Graner v. Hudson Valley Holding Corp., et al., Index No. 70348/2014 (Sup. Ct., Westchester Cnty.), was filed on behalf of a putative class of Hudson Valley (as defined below) shareholders against Hudson Valley, its current directors, and Sterling. On January 7, 2015, the plaintiff filed an amended complaint. As amended, the complaint alleges that the Hudson Valley board breached its fiduciary duties by agreeing to the HVB Merger (as defined below) and certain terms of the Merger Agreement and by failing to disclose all material information concerning the HVB Merger to the Hudson Valley shareholders. The complaint further alleges that Sterling aided and abetted those alleged fiduciary breaches. The action sought, among other things, an order enjoining the operation of certain provisions of the Merger Agreement (as defined below), enjoining any shareholder vote on the HVB Merger, as well as other equitable relief and/or monetary damages in the event that the HVB Merger is consummated.
On April 9, 2015, the parties entered into a memorandum of understanding (the “MOU”) regarding the settlement of the putative class action. Under the terms of the MOU, the Company, Hudson Valley, the other named defendants and the plaintiff reached an agreement in principle to settle the action. Pursuant to the terms of the MOU, the plaintiff agreed to release the defendants from all claims relating to the HVB Merger in exchange for certain additional disclosure to the Hudson Valley shareholders, which disclosure was made on April 13, 2015 by Hudson Valley via filing with the SEC on Form 8-K. Under the terms of the MOU, plaintiff’s counsel also has reserved the right to seek an award of attorneys’ fees and expenses. The settlement is subject to approval by the Court, and, if the Court approves the settlement contemplated by the MOU, the action will be dismissed with prejudice. The settlement will not affect the merger consideration to be paid to Hudson Valley’s shareholders pursuant to, and subject to the conditions set forth in, the Merger Agreement. The Merger Agreement and the HVB Merger were approved by the Company’s stockholders at a special meeting held on April 28, 2015 and by Hudson Valley’s shareholders at a special meeting held on April 30, 2015, and consummation of the HVB Merger remains subject to the satisfaction of the remaining customary conditions set forth in the Merger Agreement. The Company, Hudson Valley and the other defendants deny all of the allegations made by the plaintiff. Nevertheless, the Company, Hudson Valley and the other defendants have agreed to settle the action in order to avoid the costs, disruption and distraction of further litigation.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

(16) Fair value measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

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

At March 31, 2015, we do not believe any of our securities are OTTI; however, we review all of our securities on at least a quarterly basis to assess whether impairment, if any, is OTTI.

Derivatives
The fair values of derivatives are based on valuation models using current market terms (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counterparty as of the measurement date (Level 2). The Company’s derivatives consist of twelve interest rate swaps. See Note 8. “Derivatives.”

Table of Contents STERLING BANCORP AND SUBSIDIARIES
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

A summary of assets and liabilities at March 31, 2015 measured at estimated fair value on a recurring basis is as follows:

	March 31, 2015
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$580,324	$—	$580,324	$—
CMO/Other MBS	80,393	—	80,393	—
Total residential MBS	660,717	—	660,717	—
Federal agencies	117,257	—	117,257	—
Corporate bonds	266,864	—	266,864	—
State and municipal	131,177	—	131,177	—
Trust preferred	38,389	—	38,389	—
Total other securities	553,687	—	553,687	—
Total investment securities available for sale	1,214,404	—	1,214,404	—
Swaps	1,874	—	1,874	—
Total assets	$1,216,278	$—	$1,216,278	$—
Liabilities:
Swaps	1,874	—	1,874	—
Total liabilities	$1,874	$—	$1,874	$—

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

A summary of assets and liabilities at December 31, 2014 measured at estimated fair value on a recurring basis is as follows:

	December 31, 2014
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$533,663	$—	$533,663	$—
CMO/Other MBS	84,838	—	84,838	—
Privately issued CMOs	—	—	—	—
Total residential MBS	618,501	—	618,501	—
Federal agencies	147,156	—	147,156	—
Corporate bonds	204,831	—	204,831	—
State and municipal	132,065	—	132,065	—
Trust preferred	38,293	—	38,293	—
Total investment securities available for sale	522,345	—	522,345	—
Total available for sale securities	1,140,846	—	1,140,846	—
Interest rate caps and swaps	1,332	—	1,332	—
Total assets	$1,142,178	$—	$1,142,178	$—
Liabilities:
Swaps	1,332	—	1,332	—
Total liabilities	$1,332	$—	$1,332	$—

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

The Company may record adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. These adjustments also include certain impairment amounts for collateral dependent loans calculated in accordance with FASB ASC Topic 310 – Receivables, when establishing the allowance for loan losses. Impairment amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated impairment amount applicable to that loan does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable by market participants. However, due to the substantial judgment applied and limited volume of activity as compared to other assets, fair value is based on Level 3 inputs. Estimates of fair value used for collateral supporting commercial loans generally are based on assumptions not observable in the market place and are also based on Level 3 inputs. Impaired loans are evaluated on at least a quarterly basis for additional impairment and their carrying values are adjusted as needed. Loans subject to non-recurring fair value measurements were $29,330 and $37,085 at March 31, 2015 and March 31, 2014, respectively. Changes in fair value recognized as a charge-off on loans held by the Company were $280 and $447 for the three months ended March 31, 2015 and 2014, respectively.

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

A summary of impaired loans at March 31, 2015 measured at estimated fair value on a non-recurring basis is the following:

	March 31, 2015
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial real estate	$1,950	$—	$—	$1,950
Acquisition, development and construction	2,773	—	—	2,773
Total impaired loans measured at fair value	$4,723	$—	$—	$4,723

A summary of impaired loans at December 31, 2014 measured at estimated fair value on a non-recurring basis is the following:

	December 31, 2014
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial & industrial	$65	$—	$—	$65
Commercial real estate	1,950	—	—	1,950
Acquisition, development and construction	3,800	—	—	3,800
Total impaired loans measured at fair value	$5,815	$—	$—	$5,815

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

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing rights. In accordance with FASB ASC Topic 860 - Transfers and Servicing, the Company must record impairment charges on a non-recurring basis, when the carrying value exceeds the estimated fair value. To estimate the fair value of servicing rights, the Company utilizes a third-party, which on a quarterly basis, considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights. Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds. The determination of fair value of servicing rights relies upon Level 3 inputs. The fair value of mortgage servicing rights at March 31, 2015 and December 31, 2014 were $1,393 and $1,456, respectively.

OREO - Assets Taken in Foreclosure of Defaulted Loans
Assets taken in foreclosure of defaulted loans are initially recorded at fair value less costs to sell when acquired, which establishes a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less costs to sell and are primarily comprised of commercial and residential real estate property and upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset. The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the market place. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. The fair value is derived using Level 3 inputs. Appraisals are reviewed by our credit department, our external loan review consultant and verified by officers in our credit administration area. Assets taken in foreclosure of defaulted loans and facilities held for sale subject to non-recurring fair value measurement were $8,231 and $5,867 at March 31, 2015 and December 31, 2014, respectively. There were no write downs related to changes in fair value recognized through income for those foreclosed assets held by the Company during the three months ended March 31, 2015 and March 31, 2014, respectively.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

Significant Unobservable Inputs to Level 3 Measurements
The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets at March 31, 2015:

Non-recurring fair value measurements	Fair value	Valuation technique	Unobservable input / assumptions	Range (1) (weighted average)
Impaired loans:
Commercial & industrial	$—	Appraisal	Adjustments for comparable properties	10.0% -25.0% (14.4%)
Commercial real estate	1,950	Appraisal	Adjustments for comparable properties	22.0% (22.0%)
Acquisition, development & construction	2,773	Appraisal	Adjustments for comparable properties	10.0% - 22.0% (13.5%)
Assets taken in foreclosure:
Residential mortgage	1,181	Appraisal	Adjustments by management to reflect current conditions/selling costs	10.0% - 22.0% (21.6%)
Commercial real estate(2)	3,961	Appraisal	Adjustments by management to reflect current conditions/selling costs	10.0% - 22.0% (22.0%)
Acquisition, development & construction	1,796	Appraisal	Adjustments by management to reflect current conditions/selling costs	10.0% - 22.0% (22.0%)
Mortgage servicing rights	1,393	Third-party	Discount rates	8.3% - 11.3% (9.3%)
		Third-party	Prepayment speeds	100 - 512 (210)
(1) Represents range of discount factors applied to the appraisal to determine fair value. The amounts used for mortgage servicing rights are discounts applied by a third-party valuation provider which the Company believes are appropriate.

(2) Excludes $1,293 of commercial properties that are former financial centers held for sale. These assets were not taken in foreclosure and their fair value is determined by third-party appraisals and our internal assessment of the market for this type of real estate.

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

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of March 31, 2015:

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

	March 31, 2015
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and due from banks	$186,701	$186,701	$—	$—
Securities available for sale	1,214,404	—	1,214,404	—
Securities held to maturity	585,633	—	605,144	—
Portfolio loans, net	4,896,022	—	—	4,962,567
Loans held for sale	53,737	—	53,737	—
Accrued interest receivable on securities	9,720	—	9,720	—
Accrued interest receivable on loans	11,647	—	—	11,647
FHLB stock and Federal Reserve Bank stock	68,864	—	—	—
Swaps	1,874	—	1,874	—
Financial liabilities:
Non-maturity deposits	(5,053,661)	(5,053,661)	—	—
Certificates of deposit	(502,285)	—	(502,792)	—
FHLB borrowings	(857,138)	—	(873,912)	—
Other borrowings	(25,245)	—	(25,245)	—
Senior notes	(98,595)		(101,487)
Mortgage escrow funds	(5,805)	—	(5,805)	—
Accrued interest payable on deposits	(208)	—	(208)	—
Accrued interest payable on borrowings	(2,904)	—	(2,904)	—
Swaps	(1,874)	—	(1,874)	—

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of December 31, 2014:

	December 31, 2014
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and due from banks	$121,520	$121,520	$—	$—
Securities available for sale	1,140,846	—	1,140,846	—
Securities held to maturity	572,337	—	586,346	—
Portfolio loans, net	4,773,267	—	—	4,783,508
Loans held for sale	46,599	—	46,599	—
Accrued interest receivable on securities	7,742	—	7,742	—
Accrued interest receivable on loans	11,559	—	—	11,559
FHLB stock and Federal Reserve Bank stock	75,437	—	—	—
Interest rate caps and swaps	1,332	—	1,332	—
Financial liabilities:
Non-maturity deposits	(4,731,481)	(4,731,481)	—	—
Certificates of deposit	(480,844)	—	(480,621)	—
FHLB borrowings	(1,003,209)	—	(1,019,690)	—
Other borrowings	(9,846)	—	(9,846)	—
Senior Notes	(98,498)		(100,769)
Mortgage escrow funds	(4,167)	—	(4,167)	—
Accrued interest payable on deposits	(329)	—	(329)	—
Accrued interest payable on borrowings	(4,354)	—	(4,354)	—
Interest rate caps and swaps	(1,332)	—	(1,332)	—

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

The fair values of the Company’s off-balance-sheet financial instruments described in the “Off-Balance Sheet Financial Instruments” section of Note 15. “Commitments and Contingencies” were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At March 31, 2015 and December 31, 2014, the estimated fair value of these instruments approximated the related carrying amounts, which were not material.

Accrued interest receivable/payable
The carrying amounts of accrued interest approximate fair value and are classified in accordance with the related instrument.

(17) Recently Issued Accounting Standards Not Yet Adopted

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is currently effective for us on January 1, 2017; however, the FASB recently decided to propose deferring the effective date by one year which would make ASU 2014-09 effective for us on January 1, 2018. We are currently evaluating the potential impact of ASU 2014-09 on our financial statements.

ASU 2014-11, “Transfers and Servicing (Topic 860).” ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 became effective for us on January 1, 2015 and did not have a significant impact on our financial statements. The new disclosures required by ASU 2014-11 are in Note 7. “Borrowings and Senior Notes”.

ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. As permitted, we adopted ASU 2015-01 effective January 1, 2015 and its adoption did not have a significant impact on our financial statements.

ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 implements changes to both the variable interest consolidation model and the voting interest consolidation model. ASU 2015-02 (i) eliminates certain criteria that must be met when determining when fees paid to a decision maker or service provider do not represent a variable interest, (ii) amends the criteria for determining whether a limited partnership is a variable interest entity and (iii)  eliminates the presumption that a general partner controls a limited partnership in the voting model. ASU 2015-02 will be effective for us on January 1, 2016 and is not expected to have a significant impact on our financial statements.

ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 will be effective for us on January 1, 2016, though early adoption is permitted. ASU 2015-03 is not expected to have a significant impact on our financial statements.

ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 addresses accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service, (ii) platform as a service (iii) infrastructure as a service and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for us on January 1, 2016 and is not expected to have a significant impact on our financial statements.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

(18) Accumulated Other Comprehensive (Loss) Income

Components of accumulated other comprehensive (loss) income (“AOCI”) were as follows as of the dates shown below:

	March 31,	December 31,
	2015	2014
Net unrealized holding gain on available for sale securities	$11,099	$2,256
Related income tax (expense)	(4,717)	(959)
Available for sale securities AOCI, net of tax	6,382	1,297
Net unrealized holding loss on securities transferred to held to maturity	(8,099)	(8,638)
Related income tax benefit	3,442	3,671
Securities transferred to held to maturity AOCI, net of tax	(4,657)	(4,967)
Net unrealized holding loss on retirement plans	(11,242)	(11,445)
Related income tax benefit	4,778	4,864
Retirement plans AOCI, net of tax	(6,464)	(6,581)
Accumulated other comprehensive loss	$(4,739)	$(10,251)

The following table presents the changes in each component of accumulated other comprehensive income for the three months ended March 31, 2015 and 2014:

	Net unrealized holding gain (loss) on AFS securities	Net unrealized holding gain (loss) on securities transferred to held to maturity	Net unrealized holding gain (loss) on retirement plans	Total
Three months ended March 31, 2015
Balance beginning of the period	$1,297	$(4,967)	$(6,581)	$(10,251)
Other comprehensive gain before reclassification	4,203	—	—	4,203
Amounts reclassified from AOCI	882	310	117	1,309
Total other comprehensive income	5,085	310	117	5,512
Balance at end of period	$6,382	$(4,657)	$(6,464)	$(4,739)
Three months ended March 31, 2014
Balance beginning of the period	$(11,395)	$(5,659)	$(2,411)	$(19,465)
Other comprehensive gain before reclassification	5,713	—	—	5,713
Amounts reclassified from AOCI	35	180	(748)	(533)
Total other comprehensive income (loss)	5,748	180	(748)	5,180
Balance at end of period	$(5,647)	$(5,479)	$(3,159)	$(14,285)
Location in statement of operations where reclassification from AOCI is included	Net gain (loss) on sale of securities	Interest income on securities	Compensation and benefits expense

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

(19) Subsequent Events

Merger with Hudson Valley Holding Corp.

On November 5, 2014, the Company announced it had entered into a definitive merger agreement with Hudson Valley Holding Corp. (NYSE: HVB). In the merger, which is a stock-for-stock transaction valued at approximately $541,444 based on the closing price of Sterling common stock on November 4, 2014, Hudson Valley Holding Corp. shareholders will receive a fixed ratio of 1.92 shares of Sterling common stock for each share of Hudson Valley Holding Corp. common stock. Upon closing, Sterling shareholders will own approximately 70% of stock in the combined company and Hudson Valley Holding Corp. shareholders will own approximately 30%. On a pro forma combined basis, for the three months ended March 31, 2015, the companies had revenue of $150,751 and $24,964 in net income. Upon completion of the merger, the combined company is expected to have $11,169,815 in total assets, $6,868,469 in total portfolio loans, and total deposits of $8,414,758.

On April 30, 2015, the Company filed Amendment No. 3 to its registration statement on Form S-4, that included historical and pro forma information regarding Hudson Valley Holding Corp. and the Company, which is required in connection with the merger.

On April 28, 2015, the stockholders of Sterling Bancorp approved the merger. On April 30, 2015, the stockholders of Hudson Valley Holding Corp. also approved the merger. The merger also requires approvals from the Federal Reserve and the Office of the Comptroller of the Currency; management currently anticipates the transaction will be consummated in the second quarter of 2015.

STERLING BANCORP AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses and/or other financial, business or strategic matters regarding or affecting Sterling that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “outlook,” “target,” “estimate,” “forecast,” “project” by future conditional verbs such as “will,” “should,” “would,” “could” or “may,” or by variations of such words or by similar expressions. These statements are not historical facts, but instead represent our current expectations, plans or forecasts and are based on the beliefs and assumptions of management and the information available to management at the time that these disclosures were prepared.

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

The factors described in our Transition Report on Form 10-K filed March 6, 2015 under Item 1A, Risk Factors, or otherwise described in our filings with the Securities and Exchange Commission, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations expressed in our forward-looking statements, including but not limited to:

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

•
the possibility that the benefits anticipated from the HVB Merger will not be fully realized, the possibility the HVB Merger may not close, and other risks in connection with the proposed transaction and integration of Hudson Valley;

•
we anticipate that as a result of the HVB Merger the Bank’s total assets will exceed $10 billion, which will make the Bank subject to regulatory oversight by the Consumer Financial Protection Bureau (“CFPB”); the Bank will also become subject to provisions of the Durbin Amendment which will impact the Bank’s debit card interchange fees;

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

The following commentary presents management’s discussion and analysis of financial condition and results of operations and is intended to assist the reader in understanding our financial condition and results of operations. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes included in Part I, Item 1 of this report and with our audited consolidated financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2014 Transition Report on Form 10-K, filed with SEC on March 6, 2015. Operating results discussed herein are not necessarily indicative of the results of any future period. Tax-equivalent adjustments are the result of increasing income from tax-exempt securities by an amount equal to the federal taxes that would be paid if the income were fully taxable based on a 35.0% marginal effective income tax rate.

Overview and Management Strategy

Sterling and its principal subsidiary, the Bank, specializes in the delivery of service and solutions to business owners, their families and consumers within the communities we serve through teams of dedicated and experienced relationship managers. The Bank offers a complete line of commercial, business and consumer banking products and services. Our financial condition and results of operations are discussed herein on a consolidated basis with the Bank and certain other subsidiaries. References to we, us, or the Company may signify the Bank, depending on the context.

STERLING BANCORP AND SUBSIDIARIES

We focus our efforts on generating core deposit relationships, and originating high quality commercial and industrial, commercial real estate, residential mortgage and other consumer loans mainly for our held-for-investment portfolio. We also utilize excess funding to purchase and hold investment securities. Our ability to gather low cost, core deposits allows us to compete for, and originate loans at an interest rate spread over our cost of funding and generate attractive risk-adjusted returns. Our strategic objectives include generating sustainable growth in revenues and earnings by increasing new client acquisitions, expanding existing client relationships, improving asset quality and increasing operating efficiency. To achieve these goals, we are focusing on specific target markets, which include small and middle market commercial clients and consumers, expanding our delivery and distribution channels; creating a high productivity performance culture; controlling our operating costs and proactively managing enterprise risk. Our goal is to create a full service commercial bank that achieves top-tier performance on return on equity, return on assets and earnings per share.

The Bank targets the following geographic markets: the New York Metro Market, which includes Manhattan, the boroughs and Long Island; and the New York Suburban Market, which consists of Rockland, Orange, Sullivan, Ulster, Putnam, Westchester and other counties in New York and Bergen County and other counties in northern New Jersey. Our specialty lending businesses, which include asset-based lending, factoring, payroll finance, equipment finance, residential mortgage warehouse lending, residential mortgage banking and municipal finance also generate loans and deposits in other markets across the United States. We believe the Bank operates in an attractive footprint that presents us with significant opportunities to execute our strategy. Based on data from Oxxford Information Technology, we estimate the total number of small-to-middle market businesses in our immediate footprint exceeds 550,000.

As of March 31, 2015,  the Company had 21 commercial relationship teams and 32 financial centers. During the three months ended March 31, 2015, the Company continued its financial center consolidation strategy and exited two locations. The Company intends to re-allocate capital and resources from these consolidations to continue executing its differentiated, single point of contact distribution strategy to our core target of small and middle market commercial and consumer clients. We anticipate we will continue to grow our number of commercial relationship teams by 3 - 5 teams annually and will continue to reduce our financial center locations through additional consolidations.

Recent Developments

On February 11, 2015, the Company issued 6,900,000 shares of its $0.01 par value common stock to institutional investors at $13.00 per share. The offering was made pursuant to a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 4, 2015. The Company received proceeds net of underwriting discounts, commissions and expenses of $85.1 million. The net proceeds will be used for general corporate purposes and the funding of potential acquisitions of specialty commercial lending businesses, including the acquisition of Damian Services Corporation (the “Damian Acquisition”), a payroll finance services provider, which closed on February 27, 2015.

On April 28, 2015, our stockholders voted to approve our pending merger (the “HVB Merger”) with Hudson Valley Holding Corp. (“Hudson Valley”). The HVB Merger is consistent with our strategy of expanding in the greater New York metropolitan region and beyond and building a diversified company with significant commercial and consumer banking capabilities. We believe the HVB Merger will create a larger, more efficient and more profitable bank by combining our differentiated team-based distribution channels with Hudson Valley’s strong presence and deposit base in Westchester County. We anticipate that the HVB Merger will allow us to accelerate loan growth, increase our ability to gather low cost core deposits and generate substantial cost savings and revenue enhancement opportunities.

Results in the quarter ended March 31, 2015 reflect the ongoing execution of our strategy and the positive impact the Provident Merger integration has had on our operating efficiency. During the quarter, our core operating efficiency ratio was 56.4%, which represented an improvement of 504 basis points relative to the quarter ended March 31, 2014. We anticipate we will continue to identify and execute additional operating efficiencies related to the Provident Merger and will be able to achieve the anticipated operating efficiencies in the HVB Merger.

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

STERLING BANCORP AND SUBSIDIARIES

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

STERLING BANCORP AND SUBSIDIARIES

Selected financial condition data, income statement data, per share data, performance ratios, capital ratios, and asset quality data and ratios for the comparable periods was as follows:

	At or for the three months ended March 31,
	2015	2014
	(Dollars in thousands)
Selected financial condition data:
Period end:
Total assets	$7,727,515	$6,924,419
Loans, net (3)	4,896,022	4,212,339
Securities available for sale	1,214,404	1,233,310
Securities held to maturity	585,633	527,265
Deposits	5,555,946	5,211,724
Borrowings	980,978	634,516
Stockholders’ equity	1,080,543	936,466
Average:
Total assets	$7,438,314	$6,747,546
Loans, net (3)	4,806,766	4,042,702
Securities available for sale	1,172,422	1,201,681
Securities held to maturity	575,765	509,327
Deposits	5,350,287	5,059,019
Borrowings	955,677	660,486
Stockholders’ equity	1,031,809	934,304
Selected income statement data:
Interest and dividend income	$66,672	$61,325
Interest expense	7,805	7,297
Net interest income	58,867	54,028
Provision for loan losses	2,100	4,800
Net interest income after provision for loan losses	56,767	49,228
Non-interest income	14,010	12,415
Non-interest expense	45,921	46,723
Income before income tax expense	24,856	14,920
Income tax expense	8,078	4,588
Net income	$16,778	$10,332
Per share data:
Basic earnings per share	$0.19	$0.12
Diluted earnings per share	0.19	0.12
Dividends declared per share	0.07	0.07
Tangible book value per share	6.89	5.97
Common shares outstanding:
Weighted average shares basic	87,839,029	83,497,765
Weighted average shares diluted	88,252,768	83,794,107
_________________________
See legend on the following page.

STERLING BANCORP AND SUBSIDIARIES

	At or for the three months ended March 31,
	2015	2014
	(Dollars in thousands)
Performance ratios:
Return on average assets	0.91%	0.62%
Return on average equity	6.6	4.5
Net interest margin (1)	3.64	3.76
Core operating efficiency ratio(2)	56.4	61.4
Capital ratios (Company):
Equity to total assets at end of period	13.98%	13.52%
Average equity to average assets	13.87	13.85
Common equity Tier 1 to risk-weighted assets (“RWA”)	11.67	—
Tier 1 capital to RWA	11.67	11.14
Total capital to RWA	12.42	11.80
Tier 1 leverage ratio	9.55	8.72
Capital ratios (Bank):
Common equity Tier 1 to RWA	12.92%	—%
Tier 1 capital to RWA	12.92	12.63
Total capital to RWA	13.68	13.29
Tier 1 leverage ratio	10.53	9.83
Asset quality data and ratios:
Allowance for loan losses	$42,884	$32,015
Non-performing loans (“NPLs”)	46,448	60,271
Non-performing assets (“NPAs”)	54,679	69,546
Net charge-offs	1,590	3,397
NPAs to total assets	0.71%	1.00%
NPLs to total loans (3)	0.94	1.42
Allowance for loan losses to non-performing loans	92	53
Allowance for loan losses to total loans (3)	0.87	0.75
Net charge-offs to average loans	0.13	0.34
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

(2)	The core operating efficiency ratio is a non-GAAP measure and is reconciled on page 60.

(3)	Excludes loans held for sale.

STERLING BANCORP AND SUBSIDIARIES

Results of Operations
The Company reported net income of $16.8 million, or $0.19 per diluted common share for the three months ended March 31, 2015, compared to net income of $10.3 million, or $0.12 per common share in the same period a year ago.

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

Selected income statement data, return on average assets, return on average common equity and dividends per common share for the comparable periods follow:

	For the three months ended
	March 31,
	2015	2014
	(Dollars in thousands)
Tax equivalent net interest income	$60,411	$55,468
Less tax equivalent adjustment	(1,544)	(1,440)
Net interest income	58,867	54,028
Provision for loan losses	2,100	4,800
Non-interest income	14,010	12,415
Non-interest expense	45,921	46,723
Income before income tax expense	24,856	14,920
Income tax expense	8,078	4,588
Net income	$16,778	$10,332

Earnings per common share - basic	$0.19	$0.12
Earnings per common share - diluted	0.19	0.12
Dividends per common share	0.07	0.07
Return on average assets	0.91%	0.62%
Return on average equity	6.9	4.5
Average equity to average assets	13.87	13.85

Details of the changes in the various components of net income are further discussed below:

Net Interest Income is the the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 80.8% and 81.3% of total revenue in the three months ended March 31, 2015 and 2014, respectively. Net interest margin is the ratio of taxable equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest bearing liabilities impact net interest income and net interest margin.

The Company is primarily funded by core deposits, and non-interest bearing demand deposits are a significant source of our funding. This low cost funding base has had a positive impact on the Company’s net interest income and net interest margin and is expected to do so in a rising interest rate environment.

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

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended March 31,
	2015			2014
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest earning assets:
Commercial loans	$4,074,841	$47,755	4.75%	$3,299,705	$42,254	5.19%
Consumer loans	200,504	2,111	4.27%	199,834	2,168	4.40%
Residential mortgage loans	531,422	5,405	4.12%	543,163	5,890	4.40%
Total net loans (1)	4,806,767	55,271	4.66%	4,042,702	50,312	5.05%
Securities taxable	1,379,861	7,632	2.24%	1,386,538	7,573	2.22%
Securities non-taxable	368,326	4,411	4.86%	324,470	4,114	5.14%
Interest earning deposits	113,152	40	0.14%	183,397	121	0.27%
FRB and FHLB Stock	68,316	862	5.12%	47,947	645	5.46%
Total securities and other earning assets	1,929,655	12,945	2.72%	1,942,352	12,453	2.60%
Total interest earning assets	6,736,422	68,216	4.11%	5,985,054	62,765	4.25%
Non-interest earning assets	701,892			762,492
Total assets	$7,438,314			$6,747,546
Interest bearing liabilities:
Demand deposits	$775,714	$140	0.07%	$761,409	$158	0.08%
Savings deposits (2)	766,448	302	0.16%	613,131	211	0.14%
Money market deposits	1,851,839	2,019	0.44%	1,461,774	1,405	0.39%
Certificates of deposit	452,594	630	0.56%	582,580	620	0.43%
Total interest bearing deposits	3,846,595	3,091	0.33%	3,418,894	2,394	0.28%
Senior notes	98,532	1,472	5.98%	98,155	1,466	5.97%
Other borrowings	857,145	3,242	2.00%	562,331	3,437	2.48%
Total interest bearing liabilities	4,802,272	7,805	0.66%	4,079,380	7,297	0.73%
Non-interest bearing deposits	1,503,692			1,640,125
Other non-interest bearing liabilities	100,541			93,737
Total liabilities	6,406,505			5,813,242
Stockholders’ equity	1,031,809			934,304
Total liabilities and stockholders’ equity	$7,438,314			$6,747,546
Net interest rate spread (3)			3.45%			3.52%
Net interest earning assets (4)	$1,934,150			$1,905,674
Net interest margin		60,411	3.64%		55,468	3.76%
Less tax equivalent adjustment		(1,544)			(1,440)
Net interest income		$58,867			$54,028
Ratio of interest earning assets to interest bearing liabilities	140.3%			146.7%

____________________________________________

(1)	Includes the effect of net deferred loan origination fees and costs, allowance for loan losses, and non-accrual loans. Includes prepayment fees and late charges.

(2)	Includes club accounts and interest bearing mortgage escrow balances.

(3)	Net interest rate spread represents the difference between the tax equivalent yield on average interest earning assets and the cost of average interest bearing liabilities.

(4)	Net interest earning assets represents total interest earning assets less total interest bearing liabilities.

STERLING BANCORP AND SUBSIDIARIES

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

	For the three months ended March 31,
	2015 vs. 2014
	Increase (Decrease) due to		Total increase
	Volume	Rate	(decrease)
	(Dollars in thousands)
Interest earning assets:
Commercial loans	$9,377	$(3,876)	$5,501
Consumer loans	7	(64)	(57)
Residential mortgage loans	(123)	(362)	(485)
Securities taxable	(28)	87	59
Securities tax exempt	535	(238)	297
Interest earning deposits	(36)	(45)	(81)
FRB and FHLB Stock	261	(44)	217
Total interest earning assets	9,993	(4,542)	5,451
Interest bearing liabilities:
Interest bearing demand deposits	3	(21)	(18)
Savings deposits	57	34	91
Money market deposits	414	200	614
Certificates of deposit	(157)	167	10
Senior notes	11	(5)	6
Other borrowings	1,158	(1,353)	(195)
Total interest bearing liabilities	1,486	(978)	508
Less tax equivalent adjustment	188	(84)	104
Change in net interest income	$8,319	$(3,480)	$4,839

Tax equivalent net interest income increased $4.9 million to $60.4 million for the three months ended March 31, 2015 compared to
$55.5 million for the three months ended March 31, 2014. The increase was the result of an increase in average loan and deposit balances due to organic growth generated by our commercial banking teams. The average volume of interest earning assets increased $751.4 million, or 12.6% for the three months ended March 31, 2015 relative to the comparable year earlier period. The tax equivalent net interest margin decreased 12 basis points to 3.64% for the quarter from 3.76% in the first quarter of 2014. The decrease in net interest margin was mainly due to a decrease in the yield on interest earning assets, which was 4.11% in the three months ended March 31, 2015 compared to 4.25% in the three months ended March 31, 2014. The cost of interest bearing liabilities declined to 0.66% for the three months ended March 31, 2015 compared to 0.73% for the three months ended March 31, 2014.

The average balance of loans outstanding increased $764.1 million, or 18.9% in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Over the past 12 months, the Company has sold approximately $85.0 million in residential mortgage loans that were previously held for investment as the Company is repositioning its earning assets composition in anticipation of the HVB merger. Loans accounted for 71.4% of average interest earning assets in the three months ended March 31, 2015 compared to 67.5% in the comparable year ago period. The average yield on loans was 4.66% in the first quarter of 2015 compared to 5.05% in the comparable period a year ago. Accretion on loans from prior acquisitions was $926 thousand and $3.0 million in the three months ended March 31, 2015 and 2014, respectively.

STERLING BANCORP AND SUBSIDIARIES

Tax equivalent interest income on securities increased $356 thousand, to $12.0 million in the three months ended March 31, 2015 compared to $11.7 million for the three months ended March 31, 2014. This was mainly the result of an increase of approximately $37.2 million in the average balance of securities. The tax equivalent yield on securities was 2.79% in the first quarter of 2015 compared to 2.77% in the first quarter of 2014. The increase in tax equivalent yield on securities in 2015 was mainly due to an increase in the proportion of tax exempt securities to total securities which comprised 21.1% of average securities in the first quarter of 2015 compared to 19.0% in the first quarter of 2014.

Average deposits increased $291.3 million and were $5.4 billion in the three months ended March 31, 2015 compared to $5.1 billion for the three months ended March 31, 2014. Average interest bearing deposits increased $427.7 million in the first quarter of 2015 compared to the first quarter of 2014. Average non-interest bearing deposits decreased $136.4 million and were $1.5 billion for the three months ended March 31, 2015 compared to $1.6 billion for the three months ended March 31, 2014. The average cost of interest bearing deposits was 0.33% in the first quarter of 2015 compared to 0.28% in the first quarter of 2014. The average cost of total deposits was 0.23% in the first quarter of 2015 compared to 0.19% in the first quarter of 2014.

Average borrowings increased $295.2 million to $955.7 million in the three months ended March 31, 2015 compared to $660.5 million in the same period a year ago. The increase in average borrowings in 2015 was used to fund growth in earning assets. The average cost of borrowings was 2.00% for the first quarter of 2015 compared to 3.01% in the first quarter of 2014. The decline in the average cost of borrowings between the periods was mainly due to an increase in short-term FHLB borrowings as a percentage of total average borrowings.

Provision for Loan Losses. The provision for loan losses is determined by the Company as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level that is the Company’s best estimate of probable incurred credit losses inherent in the outstanding loan portfolio. In the three months ended March 31, 2015 and March 31, 2014, the provision for loan losses was $2.1 million and $4.8 million, respectively. The level of provision for the quarter ended March 31, 2014 was impacted by the Provident Merger and the volume of loans that became subject to the Company’s allowance for loan losses. See the section captioned “Delinquent Loans, Troubled Debt Restructuring, Impaired Loans, Other Real Estate Owned and Classified Assets - Provision for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-interest income. The components of non-interest income were as follows:

	For the three months ended
	March 31,
	2015	2014
	(Dollars in thousands)
Accounts receivable management / factoring commissions and other related fees	$3,502	$3,500
Mortgage banking income	3,157	2,383
Deposit fees and service charges	3,622	3,904
Net gain on sale of securities	1,534	60
Bank owned life insurance	1,076	542
Investment management fees	360	729
Other	759	1,297
Total non-interest income	$14,010	$12,415

Non-interest income was $14.0 million for the three months ended March 31, 2015 compared to $12.4 million in the same period a year ago. Included in non-interest income is net gain on sale of securities which were $1.5 million and $60 thousand for the three months ended March 31, 2015 and 2014, respectively. Net gain on sale of securities is impacted significantly by changes in market interest rates and strategies we use to manage liquidity and interest rate risk. Excluding net gain on sale of securities, non-interest income was $12.5 million for the first quarter of 2015 compared to $12.4 million for the first quarter of 2014. The main drivers of growth between the first quarter of 2014 and 2015 were an increase in mortgage banking income and an increase in the cash surrender value of bank owned life insurance. These increases were offset by decreases in deposit fees and service charges and investment management fees. Our goal is to grow non-interest income excluding securities gains to over 20% of net interest income plus non-interest income excluding securities gains. This ratio was 17.5% for the first quarter of 2015 compared to 18.6% for the same period in 2014.

STERLING BANCORP AND SUBSIDIARIES

Accounts receivable management / factoring commissions and other related fees represents fees generated in our factoring and payroll finance businesses. In factoring, we receive a nonrefundable factoring fee, which is generally a percentage of the factored receivables or sales volume and is designed to compensate us for the bookkeeping and collection services provided and, if applicable, the credit review of the client’s customer and assumption of customer credit risk. In payroll finance, we provide outsourcing support services for clients in the temporary staffing industry. We generate fee income in exchange for providing full back-office, payroll, tax and accounting services to independently-owned temporary staffing companies. Accounts receivable management / factoring commissions and other related fees were $3.5 million for first quarter of 2015 and 2014.

Mortgage banking income represents residential mortgage banking and mortgage brokerage business conducted through loan production offices located principally in New York City and through our financial centers. The Provident Merger substantially increased our mortgage banking volume; mortgage banking revenue was $3.2 million in the first quarter of 2015 compared to $2.4 million in the first quarter of 2014. Mortgage origination volumes increased mainly due to increased refinancing activity given decreases in the level of market interest rates. In the first quarter of 2015, the Company sold $44.0 million of residential mortgage loans with the objective of rebalancing the Company’s earning assets in anticipation of teh HVB Merger. These loans were previously held for investment and recorded a gain on sale of approximately $390 thousand.

Deposit fees and service charges were $3.6 million for the first quarter of 2015, which represents a 7.2% decrease compared to $3.9 million for the same period a year ago. Revenues from deposit fees have lagged the growth rate in average deposit balances we experienced as a result of the Provident Merger and organic deposit growth. This is the result of a shift in the mix of our deposit balances to a greater proportion of commercial deposits versus retail deposits, as deposits gathered by our commercial banking teams are generally higher balance deposits but generate lower levels of fees and service charges than retail deposits.

Net gain on sale of securities income represents the profits earned from sale of securities from our available for sale investment securities portfolio. In the first quarter of 2015 the Company sold several securities with the objective of repositioning its investment securities portfolio in anticipation of the HVB Merger; the Company realized a net gain on sale of the securities given the decrease in market interest rates during the quarter.

Bank owned life insurance (“BOLI”) income represents the change in the cash surrender value of life insurance policies owned by the Bank. BOLI income was $1.1 million for the first quarter of 2015 compared to $542 thousand in the same period a year ago. The increase in BOLI income between the two periods was mainly due to a purchase of BOLI of approximately $30 million in October 2014.

Investment management fees principally represent fees from the sale of mutual funds and annuities and were $360 thousand in the first quarter of 2015 compared to $729 thousand in the first quarter of 2014. We have recently re-branded our investment management fee products and have been transitioning the delivery of our investment management business through new distribution channels.

Other non-interest income principally includes loan servicing revenues, miscellaneous loan fees earned, letter of credit fees and title insurance revenues. Other non-interest income declined $538 thousand to $759 thousand for the first calendar quarter of 2015 compared to $1.3 million for the same period a year ago. The decrease was mainly due to a decrease in title insurance revenues.

STERLING BANCORP AND SUBSIDIARIES

Non-interest expense. The components of non-interest expense were as follows:

	Three months ended
	March 31,
	2015	2014
	(Dollars in thousands)
Compensation and employee benefits	$23,165	$25,263
Stock-based compensation plans	1,109	927
Occupancy and office operations	6,580	7,254
Amortization of intangible assets	1,399	2,511
FDIC insurance and regulatory assessments	1,428	1,567
Other real estate owned (gain) expense	(37)	61
Merger-related expense	2,455	388
Other	9,822	8,752
Total non-interest expense	$45,921	$46,723

Non-interest expense for the first quarter of 2015 was $45.9 million, a $0.8 million decrease compared to $46.7 million for the first quarter of 2014. The changes in the individual components of non-interest expense are discussed below.

Compensation and employee benefits expense was $23.2 million for the first quarter of 2015 compared to $25.3 million for the first quarter of 2014. We had 921 full time equivalent employees (“FTE”) at March 31, 2014 compared to 840 FTE at March 31, 2015. The decline in the total number of personnel between the periods was the result of the successful integration of the Provident Merger, and was impacted by the addition of 31 FTE resulting from the Damian Acquisition, which was completed on February 27, 2015.

Stock-based compensation plan expense was $1.1 million in the first quarter of 2015 compared to $927 thousand in the first quarter of 2014. The increase in 2015 compared to 2014 was mainly due to the increase in personnel and stock awards granted in connection with the Provident Merger. For additional information related to the Company’s employee benefit plans and stock-based compensation, see Note 10. “Stock-Based Compensation” in the consolidated financial statements included elsewhere in this report.

Occupancy and office operations expense was $6.6 million in the first quarter of 2015 compared to $7.3 million in the first quarter of 2014. The decrease between the periods was mainly due to a reduction in the total number of facilities as a result of the consolidation of several financial centers and back office locations and a decrease in software maintenance expense due to the change to our new core banking systems provider.

Amortization of intangible assets mainly includes amortization of core deposit intangible assets, customer lists and non-compete agreements. Amortization of intangible assets was $1.4 million in the three months ended March 31, 2015 and was $2.5 million in the three months ended March 31, 2014. During the three months ended March 31, 2014, amortization of the Provident Merger non-compete agreements was $1.5 million compared to $540 thousand for the three months ended March 31, 2015. In addition, core deposit intangible asset amortization declined from $1.0 million for the three months ended March 31, 2014 to $789 thousand for the three months ended March 31, 2015. Partially offsetting these declines was amortization related to the customer list acquired in the Damian Acquisition, which was $99 thousand for the period. See Note 5. “Goodwill and Other Intangible Assets” in the Consolidated Financial Statements included elsewhere in this Report.

FDIC insurance and regulatory assessments expense was $1.4 million for the first quarter of 2015 compared to $1.6 million for the first quarter of 2014.

Other real estate owned (“OREO”) expense includes maintenance costs, taxes, insurance, write-downs (subsequent to any write-down at the time of foreclosure or transfer to OREO), and gains and losses from the disposition of OREO. OREO includes real estate assets that have been foreclosed and financial center locations that are held for sale. The net OREO benefit was $37 thousand for the three months ended March 31, 2015 compared to OREO expense of $61 thousand in the three months ended March 31, 2014.

Merger-related expense was $2.5 million in the first quarter of 2015 compared to $388 thousand in the first quarter of 2014. In the first quarter of 2015 we incurred $1.8 million in charges for legal fees, severance and retention, and fixed asset impairments associated with

STERLING BANCORP AND SUBSIDIARIES

the Damian Acquisition. We also incurred approximately $660 thousand of charges associated with the pending HVB Merger, which consisted mainly of professional fees and severance compensation.

Other non-interest expense for the three months ended March 31, 2015 was $9.8 million compared to $8.8 million for the three months ended March 31, 2014. See Note 12, “Other Non-Interest Expense” in the Consolidated Financial Statements for a listing of the significant components. The increase was mainly caused by an increase in professional fees and data processing expenses. The increase in data processing expense was a result of the commencement of a data processing contract with our new core banking systems provider.

Income Tax expense was $8.1 million for the three months ended March 31, 2015 compared to income tax expense of $4.6 million for the three months ended March 31, 2014, which represented an effective income tax rate of 32.5% and 30.8%, respectively. The effective income tax rates differed from the 35% federal statutory rate during the periods primarily due to the effect of tax exempt income from securities and BOLI income.

Portfolio Loans

The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the periods indicated.

	March 31,		December 31,
	2015		2014
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial:
Commercial & industrial (“C&I”)	$1,191,717	24.1%	$1,244,555	25.8%
Payroll finance	181,687	3.7	154,229	3.2
Warehouse lending	241,434	4.9	173,786	3.6
Factored receivables	152,354	3.1	161,625	3.4
Equipment finance	465,250	9.4	411,449	8.5
Total commercial	2,232,442	45.2	2,145,644	44.5
Commercial mortgage:
Commercial real estate	1,531,066	31.0	1,458,277	30.3
Multi-family	385,871	7.8	384,544	8.0
Acquisition, development & construction	95,567	1.9	96,995	2.0
Total commercial mortgage	2,012,504	40.7	1,939,816	40.3
Residential mortgage	494,106	10.1	529,766	11.0
Consumer	199,854	4.0	200,415	4.2
Total portfolio loans	4,938,906	100.0%	4,815,641	100.0%
Allowance for loan losses	(42,884)		(42,374)
Total portfolio loans, net	$4,896,022		$4,773,267

Overview. Net total loans increased $122.8 million to $4.9 billion at March 31, 2015, compared to $4.8 billion at December 31, 2014. At March 31, 2015, commercial loans comprised 45.2% of the loan portfolio compared to 44.5% at December 31, 2014. Commercial mortgage loans comprised 40.7% and 40.3% of the loan portfolio at March 31, 2015 and December 31, 2014, respectively.

Commercial loans increased $86.8 million, or 4.0%, during the first quarter of 2015. The main drivers of commercial loan growth were the equipment finance and warehouse lending businesses. Higher residential mortgage refinancing volume due to the lower interest rate environment in the first quarter of 2015 benefited warehouse lending balances which increased by 38.9% over the prior quarter end.
C&I loans and factored receivables declined in the first quarter of 2015 due mainly to seasonal factors, which impact origination volumes and outstanding balances in these businesses. The Company acquired approximately $22.3 million of payroll finance receivables in connection with the Damian Acquisition.

Residential mortgage loans declined $35.7 million to $494.1 million at March 31, 2015 compared to $529.8 million at December 31, 2014 as we sold $44.0 million of residential mortgage loans that were previously held for investment. These loans were sold with the objective of rebalancing our earning assets in anticipation of the HVB Merger.

STERLING BANCORP AND SUBSIDIARIES

Delinquent Loans, Troubled Debt Restructuring, Impaired Loans, Other Real Estate Owned and Classified Assets

Past Due, Non-Performing Loans, Non-Performing Assets (Risk Elements). The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Non-accrual loans:
Commercial & industrial	$4,720	$4,975
Payroll finance	52	—
Factored receivables	245	244
Equipment finance	310	240
Commercial real estate	10,537	11,286
Multi-family	87	272
Acquisition, development & construction	6,413	6,413
Residential mortgage	16,399	16,259
Consumer	6,713	6,170
Accruing loans past due 90 days or more	972	783
Total non-performing loans	46,448	46,642
OREO	8,231	5,867
Total non-performing assets	$54,679	$52,509
TDRs accruing and not included above	$17,663	$17,261
Ratios:
Non-performing loans to total loans	0.94%	0.97%
Non-performing assets to total assets	0.71	0.71

Nonperforming assets include non-accrual loans, accruing loans past due 90 days or more and OREO. At March 31, 2015, non-accrual loans were $45.5 million and loans 90 days past due and still accruing interest which were well secured and in the process of collection were $972 thousand. Non-accrual loans declined $383 thousand from December 31, 2014 due to collections, charge-offs and transfer to OREO. Loans past due 90 days or more and still accruing increased $189 thousand. Total non-performing loans (“NPLs”) declined $194 thousand at March 31, 2015 to $46.4 million compared to $46.6 million at December 31, 2014.

TDRs. The Company has formally modified loans to certain borrowers who experienced financial difficulty. If the terms of the modification include a concession, as defined by GAAP, the loan is considered a troubled debt restructuring (“TDR”), which is also considered an impaired loan. Nearly all of these loans are secured by real estate. Total TDRs were $28.5 million at March 31, 2015, of which $10.8 million were non-accrual and $17.7 million were performing according to terms and accruing interest income. TDRs still accruing interest income are loans modified for borrowers that have experienced financial difficulties but are performing in accordance with the terms of their loan prior to the modification. Loan modification concessions may include actions such as extension of maturity date or the lowering of interest rates and monthly payments. As of March 31, 2015, there were no commitments to lend additional funds to borrowers with loans that have been modified.

OREO. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO until such time as it is sold. In addition, financial centers that were closed or consolidated due to the Provident Merger that are held for sale are also classified as OREO. When real estate is transfered to OREO, it is recorded at fair value less costs to sell. If the fair value less cost to sell is less than the loan balance, the difference is charged against the allowance for loan losses. If the fair value of a financial center that we hold for sale is less than its prior carrying value, we recognize a charge included in other operating expense to reduce the recorded value of the investment to fair value, less costs to sell. At March 31, 2015, we had 28 OREO properties with a recorded balance of $8.2 million. After transfer to OREO, we regularly update the fair value of the property. Subsequent declines in fair value are charged to current earnings and included in other non-interest expense as part of OREO expense.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality such as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as

STERLING BANCORP AND SUBSIDIARIES

“doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets is not warranted and are charged-off. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as “special mention”. As of March 31, 2015, we had $26.1 million of assets designated as “special mention”.

Our determination as to the classification of our assets and the amount of our loan loss allowance are subject to review by our regulators, which can order the establishment of an additional valuation allowance. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets at March 31, 2015, classified assets consisted of loans of $74.3 million and OREO of $8.2 million.

Allowance for Loan Losses.
The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, classified and criticized loans and net charge-offs or recoveries, loan documentation exceptions among other factors. See Note 4. “Portfolio Loans” in the notes to Consolidated Financial Statements included elsewhere in this report for further information regarding the allowance for loan losses.

The allowance for loan losses increased from $42.4 million at December 31, 2014 to $42.9 million at March 31, 2015, as the provision for loan losses exceeded net charge-offs by $510 thousand. The allowance for loan losses at March 31, 2015 represented 92.3% of non-performing loans and 0.87% of the total loan portfolio. At December 31, 2014, the allowance for loan losses represented 90.8% of non-performing loans and 0.88% of the total loan portfolio.

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category (excluding loans held for sale), and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	March 31, 2015			December 31, 2014
	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans
	(Dollars in thousands)
Commercial & industrial	$10,686	$1,191,717	24.1%	$11,027	$1,244,555	25.8%
Payroll finance	1,900	181,687	3.7	1,506	154,229	3.2
Warehouse lending	859	241,434	4.9	608	173,786	3.6
Factored receivables	1,172	152,354	3.1	1,205	161,625	3.4
Equipment finance	2,691	465,250	9.4	2,569	411,449	8.5
Commercial real estate	11,093	1,531,066	31.0	10,121	1,458,277	30.3
Multi-family	2,290	385,871	7.8	2,111	384,544	8.0
Acquisition, development & construction	2,716	95,567	1.9	2,987	96,995	2.0
Residential mortgage	5,127	494,106	10.1	5,843	529,766	11.0
Consumer	4,350	199,854	4.0	4,397	200,415	4.2
Total	$42,884	$4,938,906	100.0%	$42,374	$4,815,641	100.0%

Impaired Loans. A loan is impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loan values are based on one of three measures: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is less than its recorded investment, the Bank’s practice is to write-down the

STERLING BANCORP AND SUBSIDIARIES

loan against the allowance for loan losses so the recorded investment matches the impaired value of the loan. Impaired loans generally include a portion of non-performing loans and accruing and performing TDR loans. At March 31, 2015, we had $29.3 million in impaired loans compared to $31.0 million at December 31, 2014. The decline between March 31, 2015 and December 31, 2014 consisted mainly of a decrease in impaired loan balances in CRE and C&I loan categories. Impaired CRE loans declined $1.2 million mainly due to the transfer to OREO of one property. Impaired C&I loans declined by $461 thousand mainly due to one loan in which collateral was liquidated and applied to the principal balance of the loan.

Purchased Credit Impaired Loans. We acquired $13.2 million of loans in the Provident Merger that were classified as purchased credit impaired loans. Net of the fair value adjustment, at December 31, 2014, the net balance of these loans was $3.4 million and at March 31, 2015, the net balance was $2.9 million.

Provision for Loan Losses. We recorded $2.1 million in loan loss provision for the three months ended March 31, 2015 compared to $4.8 million for the three months ended March 31, 2014. Net charge-offs for the three months ended March 31, 2015 were $1.6 million, or 0.13% of average loans on an annualized basis, compared to net charge-offs of $3.4 million, or 0.34% of average loans on an annualized basis for the three months ended March 31, 2014.

Changes in Financial Condition between March 31, 2015 and December 31, 2014

Total assets increased $302.7 million, or 4.1%, to $7.7 billion at March 31, 2015, compared to $7.4 billion at December 31, 2014. This increase was mainly due to the following:

•
Total portfolio loans increased by $123.3 million, or 2.6%, (or 10.4% on an annualized basis) to $4.9 billion at March 31, 2015, compared to $4.8 billion at December 31, 2014. In addition to organic growth, portfolio loans increased approximately $22.3 million as a result of the Damian Acquisition. Also in the three months ended March 31, 2015, we sold $44.0 million of residential loans that were previously held for investment.

•	Total investment securities increased by $86.9 million, or 5.1%, to $1.8 billion at March 31, 2015, compared to $1.7 billion at December 31, 2014.

•	Cash and cash equivalents increased by $65.2 million to $186.7 million at March 31, 2015, compared to $121.5 million at December 31, 2014.

Total liabilities increased $197.4 million, or 3.06%, to $6.6 billion at March 31, 2015, compared to $6.4 billion at December 31, 2014. This increase was mainly due to the following:

•
Total deposits increased $343.6 million, or 6.6%, to $5.6 billion at March 31, 2015, compared to $5.2 billion at December 31, 2014. Our retail, commercial and municipal transaction, money market and savings accounts were $5.0 billion, which represented 89.2% of our total deposit balances.

•	FHLB borrowings declined $146.1 million, to $857.1 million at March 31, 2015, compared to $1.0 billion at December 31, 2014.

STERLING BANCORP AND SUBSIDIARIES

Supplemental Reporting of Non-GAAP Financial Measures

Results for the first quarter of 2015 were impacted by pre-tax charges of $4.1 million that were mainly incurred in connection with the Damian Acquisition, the pending acquisition of Hudson Valley, the consolidation of our financial centers and amortization of non-compete agreements. Excluding the impact of these items, and net gain on sale of securities and related income tax impact, net income was $18.5 million, or $0.21 per diluted share.

The following tables show the reconciliation of the tangible equity ratio, core net income, core earnings per share, and core operating efficiency ratio for the periods presented. The Company provides this supplemental reporting of non-GAAP financial measures as management believes this information is useful to investors.

	As of March 31,
	2015	2014
The following table shows the reconciliation of stockholders’ equity to tangible equity and the tangible equity ratio:
Total assets	$7,727,515	$6,924,419
Goodwill and other intangibles	(452,698)	(437,727)
Tangible assets	7,274,817	6,486,692
Stockholders’ equity	1,080,543	936,466
Goodwill and other intangibles	(452,698)	(437,727)
Tangible stockholders’ equity	627,845	498,739
Common stock outstanding at period end	91,121,531	83,544,307
Tangible equity as a % of tangible assets	8.63%	7.69%
Tangible book value per share	$6.89	$5.97
The Company believes that tangible equity is useful as a tool to help assess the Company’s capital position.

	For the three months ended March 31,
	2015	2014
The following table shows the reconciliation of core net income and core earnings per share:
Income before income tax expense	$24,856	$14,920
Income tax expense	8,078	4,588
Net income	16,778	10,332

Net gain on sale of securities	(1,534)	(60)
Merger-related expense	2,455	388
Charge for asset write-downs, banking systems conversion, retention and severance	971	678
Charge on benefit plan settlement	—	1,486
Amortization of non-compete agreements and acquired customer lists	660	1,497
Total charges	2,552	3,989
Income tax benefit	(829)	(1,227)
Total non-core charges net of taxes	1,723	2,762
Core net income	$18,501	$13,094

Weighted average diluted shares	88,252,768	83,794,107
Diluted EPS as reported	$0.19	$0.12
Core diluted EPS (excluding total charges)	0.21	0.16
The Company believes the presentation of its core net income and core earnings per shared is useful to help assess the Company’s profitability.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended March 31,
	2015	2014
The following table shows the reconciliation of the core operating efficiency ratio:
Net interest income	$58,867	$54,028
Non-interest income	14,010	12,415
Total net revenue	72,877	66,443
Tax equivalent adjustment on securities interest income	1,544	1,440
Net gain on sale of securities	(1,534)	(60)
Core total revenue	72,887	67,823
Non-interest expense	45,921	46,723
Merger-related expense	(2,455)	(388)
Charge for asset write-downs, banking systems conversion, retention and severance	(971)	(678)
Charge on benefit plan settlement	—	(1,486)
Amortization of intangible assets	(1,399)	(2,511)
Core non-interest expense	41,096	41,660
Core operating efficiency ratio	56.4%	61.4%
The Company believes the core operating efficiency ratio is useful to help assess the Company’s core operating performance.

Liquidity and Capital Resources

Capital. The Company’s stockholders’ equity was $1.1 billion at March 31, 2015, an increase of $105.3 million relative to December 31, 2014. The increase was mainly the result of a common equity raise of $89.7 million (gross proceeds), which the Company completed in February 2015. The increase was also due to net income of $16.8 million, an increase in other comprehensive income of $5.5 million and stock option exercises and stock-based compensation of $3.9 million. These increases were partially offset by dividends declared of $5.9 million.

The Company paid a $0.07 dividend per common share in the first quarter of 2015 and the Board of Directors declared a dividend of $0.07 per common share on April 29, 2015 which is payable May 21, 2015 to our holders as of the record date of May 11, 2015.

On February 11, 2015, the Company completed a public offering of 6.9 million shares of common stock at an offering price of $13.00 per share for gross proceeds of approximately $89.7 million, and net proceeds, after underwriting discounts, commissions and other costs of issuance of $85.1 million. The net proceeds from the offering were contributed as equity capital to the Bank; the use of proceeds is intended for general corporate purposes including the acquisition of commercial specialty lending businesses. The Company used a portion of the proceeds of the offering to fund the Damian Acquisition.

Basel III Capital Rules. In July 2013, the Company’s primary federal regulators published final rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules are discussed in the Requirement Section in Note 14. “Stockholders’ Equity” in the Consolidated Financial Statements”

Liquidity. Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The objective of the Company’s liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund the Company’s operations and to meet obligations and other commitments on a timely basis and at a reasonable cost. The Company seeks to achieve this objective and ensure that funding needs are met by maintaining an appropriate level of liquid funds through asset/liability management, which includes managing the mix and time to maturity of financial assets and financial liabilities on the Company’s balance sheet. The Company’s liquidity position is enhanced by its ability to raise additional funds as needed in the wholesale markets.

Asset liquidity is provided by liquid assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, interest-bearing deposits in banks, securities available for sale, cash flow from securities held to maturity and maturities of securities held to maturity.

STERLING BANCORP AND SUBSIDIARIES

Our ability to access liabilities in a timely fashion is provided by access to funding sources which include core deposits, federal funds purchased and repurchase agreements. The liquidity position of the Company is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in the Company’s asset/liability management process. The Company regularly models liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic activity, volatility in the financial markets, unexpected credit events or other significant occurrences. These scenarios are incorporated into the Company’s contingency funding plan, which provides the basis for the identification of the Company’s liquidity needs. As of March 31, 2015, management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on the Company.

At March 31, 2015, the Bank had $186.6 million in cash on hand and unused borrowing capacity at the FHLB of $507.3 million. In addition, the Bank may purchase additional federal funds from other institutions and enter into additional repurchase agreements.

The Company is a bank holding company and does not conduct operations. Its primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. At March 31, 2015, the Bank had capacity to pay up to $46.0 million of dividends to the Company. At March 31, 2015, the Company had cash on hand of $18.2 million, and $15.0 million available under a revolving line of credit facility.

In September 2014, the Company entered into a $15.0 million revolving line of credit facility with a third-party financial institution that matures on September 5, 2015. The use of proceeds are for general corporate purposes. The facility has not been used and requires the Company and the Bank to maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. The Company and the Bank were in compliance with all requirements at March 31, 2015.

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

STERLING BANCORP AND SUBSIDIARIES

Estimated Changes in EVE and NII. The table below sets forth, as of March 31, 2015, the estimated changes in our (1) EVE that would result from the designated instantaneous changes in the forward rate curves, and (2) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$955,138	$(33,235)	(3.4)%	$278,935	$32,600	13.2%
+200	975,788	(12,585)	(1.3)	268,316	21,981	8.9
+100	988,982	609	0.1	257,113	10,778	4.4
0	988,373	—	—	246,335	—	—
-100	953,733	(34,640)	(3.5)	227,671	(18,664)	(7.6)

The table above indicates that at March 31, 2015, in the event of an immediate 200 basis point increase in interest rates, we would expect to experience a (1.3)% decrease in EVE and a 8.9% increase in NII. Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on EVE and NII beyond -100 basis points.

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

During the first quarter of 2015, the federal funds target rate remained in a range of 0.00 - 0.25% as the Federal Open Market Committee (“FOMC”) did not change the target overnight lending rate. U.S. Treasury yields in the two year maturities decreased 11 basis points from 0.67% to 0.56% in the three months ended March 31, 2015 while the yield on U.S. Treasury 10-year notes decreased 23 basis points from 2.17% to 1.94% over the same three month period. The decrease in rates on longer-term maturities coupled with the smaller decrease in rates on the short-term maturities resulted in a flatter 2-10 year treasury yield curve at March 31, 2015 relative to December 31, 2014. During the first quarter of 2015, the FOMC reaffirmed its view that the current 0.00 - 0.25% target range for federal funds remains appropriate. However, the FOMC did change its forward guidance stating that this change does not indicate that the FOMC has decided on the timing of the initial increase in the target range.

Item 4. Controls and Procedures

The Company’s management, including the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in our reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is: (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
Item 1. Legal Proceedings
The “Litigation” section of Note 15. “Commitments and Contingencies” in the Consolidated Financial Statements included in Part I, Item 1 is incorporated herein by reference.

Item 1A. Risk Factors
For information regarding factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A of our Transition Report on Form 10-K filed March 6, 2015. There has been no material change in those risk factors.

The risks described in our Transition Report on Form 10-K are not the only risks that we encounter. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition and/or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.
(b) Not applicable.
(c) Not applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.
Item 4. Mine Safety Disclosure

Not Applicable.
Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Calculation Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Sterling Bancorp

Date:	May 8, 2015	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 8, 2015	By:	/s/ Luis Massiani
Luis Massiani
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)