Form 10-Q
period 2015-06-30
STERLING BANCORP
filed 2015-08-07
CIK 1070154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding as of August 6, 2015
$0.01 per share	129,727,255

STERLING BANCORP AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
QUARTERLY PERIOD ENDED JUNE 30, 2015

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
ASSETS:
Cash and due from banks	$362,856	$121,520
Federal funds sold	3,571	—
Total cash and cash equivalents	366,427	121,520
Securities:
Available for sale, at fair value	2,081,414	1,140,846
Held to maturity, at amortized cost (fair value of $595,648 and $586,346, at June 30, 2015 and December 31, 2014, respectively)	585,196	572,337
Total securities	2,666,610	1,713,183
Loans held for sale	73,523	46,599
Portfolio loans	7,235,587	4,815,641
Allowance for loan losses	(44,317)	(42,374)
Portfolio loans, net	7,191,270	4,773,267
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, at cost	74,233	75,437
Accrued interest receivable	29,015	19,301
Premises and equipment, net	63,555	46,156
Goodwill	669,590	388,926
Core deposit and other intangible assets	84,309	43,332
Bank owned life insurance	196,629	150,522
Other real estate owned	9,575	5,867
Other assets	141,646	40,712
Total assets	$11,566,382	$7,424,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$8,836,161	$5,212,325
FHLB borrowings	777,047	1,003,209
Other borrowings (repurchase agreements)	39,181	9,846
Senior notes	98,693	98,498
Mortgage escrow funds	12,142	4,167
Other liabilities	180,048	121,577
Total liabilities	9,943,272	6,449,622
Commitments and Contingent liabilities (See Note 15.)
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 190,000,000 shares authorized; 136,671,178 shares and 91,246,024 shares issued at June 30, 2015 and December 31, 2014; 129,709,834 and 83,927,572 shares outstanding at June 30, 2015 and December 31, 2014, respectively)	1,367	912
Additional paid-in capital	1,507,837	858,489
Treasury stock, at cost (6,961,344 shares at June 30, 2015 and 7,318,452 at December 31, 2014)	(78,972)	(82,908)
Retained earnings	206,079	208,958
Accumulated other comprehensive (loss), net of tax (benefit) of ($9,757) at June 30, 2015 and ($7,576) at December 31, 2014	(13,201)	(10,251)
Total stockholders’ equity	1,623,110	975,200
Total liabilities and stockholders’ equity	$11,566,382	$7,424,822
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)
(Dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest and dividend income:
Loans and loan fees	$59,744	$54,189	$115,015	$104,501
Securities taxable	8,423	8,005	16,054	15,578
Securities non-taxable	2,900	2,751	5,768	5,425
Other earning assets	880	816	1,782	1,582
Total interest and dividend income	71,947	65,761	138,619	127,086
Interest expense:
Deposits	3,359	2,319	6,452	4,713
Borrowings	5,014	4,991	9,728	9,894
Total interest expense	8,373	7,310	16,180	14,607
Net interest income	63,574	58,451	122,439	112,479
Provision for loan losses	3,100	5,950	5,200	10,750
Net interest income after provision for loan losses	60,474	52,501	117,239	101,729
Non-interest income:
Accounts receivable management / factoring commissions and other fees	4,435	3,613	7,937	7,113
Mortgage banking income	2,530	1,927	5,687	4,310
Deposit fees and service charges	3,639	3,897	7,181	7,801
Net gain on sale of securities	697	1,193	2,231	1,253
Bank owned life insurance	1,074	820	2,150	1,549
Investment management fees	316	681	676	1,223
Other	1,166	1,340	2,008	2,637
Total non-interest income	13,857	13,471	27,870	25,886
Non-interest expense:
Compensation and benefits	22,667	23,381	45,833	48,644
Stock-based compensation plans	1,128	780	2,236	1,707
Occupancy and office operations	7,453	6,992	14,033	14,246
Amortization of intangible assets	1,780	2,511	3,180	5,022
FDIC insurance and regulatory assessments	1,384	1,795	2,812	3,362
Other real estate owned (income) expense, net	40	(881)	4	(820)
Merger-related expense	14,625	—	17,080	388
Other	36,582	10,326	46,405	19,078
Total non-interest expense	85,659	44,904	131,583	91,627
(Loss) income before income tax expense	(11,328)	21,068	13,526	35,988
Income tax (benefit) expense	(3,682)	6,057	4,396	10,645
Net (loss) income	$(7,646)	$15,011	$9,130	$25,343
Weighted average common shares:
Basic	91,021,716	83,066,938	89,177,177	83,023,362
Diluted	91,021,716	83,293,023	89,564,169	83,284,381
Earnings per common share:
Basic	$(0.08)	$0.18	$0.10	$0.30
Diluted	(0.08)	0.18	0.10	0.30
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net (loss) income	$(7,646)	$15,011	$9,130	$25,343
Other comprehensive (loss) income, before tax:
Change in unrealized holding (losses) gains on securities available for sale	(14,473)	12,240	(4,095)	22,296
Accretion of net unrealized loss on securities transferred to held to maturity	285	306	824	619
Reclassification adjustment for net realized gains included in net income	(697)	(1,193)	(2,231)	(1,252)
Change in the actuarial gain (loss) of defined benefit plan and post-retirement benefit plans	169	(26)	372	(1,327)
Total other comprehensive (loss) income, before tax	(14,716)	11,327	(5,130)	20,336
Deferred tax benefit (expense) related to other comprehensive income	6,254	(4,814)	2,180	(8,643)
Other comprehensive (loss) income, net of tax	(8,462)	6,513	(2,950)	11,693
Comprehensive (loss) income	$(16,108)	$21,524	$6,180	$37,036
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except per share data)

	Number of shares	Common stock	Additional paid-in capital	Unallocated ESOP shares	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity
Balance at January 1, 2014	83,955,647	912	856,946	(4,993)	(82,176)	173,885	(19,465)	925,109
Net income	—	—	—	—	—	25,343	—	25,343
Other comprehensive income	—	—	—	—	—	—	11,693	11,693
Stock option & other stock transactions, net	169,440	—	527	—	1,878	(386)	—	2,019
ESOP termination and settlement	(505,717)	—	1,054	4,993	(5,983)	—	—	64
Restricted stock awards, net	(18,841)	—	1,299	—	(385)	—	—	914
Cash dividends declared ($0.14 per common share)	—	—	—	—	—	(11,709)	—	(11,709)
Balance at June 30, 2014	83,600,529	$912	$859,826	—	$(86,666)	$187,133	$(7,772)	$953,433

Balance at January 1, 2015	83,927,572	$912	$858,489	—	$(82,908)	$208,958	$(10,251)	$975,200
Net income	—	—	—	—	—	9,130	—	9,130
Other comprehensive (loss)	—	—	—	—	—	—	(2,950)	(2,950)
Common stock issued in HVB Merger	38,525,154	386	563,238	—	—	—	—	563,624
Stock option & other stock transactions, net	250,890	—	560	—	2,754	(30)	—	3,284
Restricted stock awards, net	106,218	—	560	—	1,182	262	—	2,004
Common equity issued, net of costs of issuance	6,900,000	69	84,990	—	—	—	—	85,059
Cash dividends declared ($0.14 per common share)	—	—	—	—	—	(12,241)	—	(12,241)
Balance at June 30, 2015	129,709,834	$1,367	$1,507,837	$—	$(78,972)	$206,079	$(13,201)	$1,623,110
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Six months ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$9,130	$25,343
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses	5,200	10,750
(Gain) net of losses and write-downs on other real estate owned	(533)	(1,473)
(Gain) on redemption of Subordinated Debentures	—	(712)
Depreciation of premises and equipment	3,222	3,343
Asset write-downs, severance and retention compensation and other restructuring charges	40,350	—
Amortization of intangibles	3,180	5,022
Amortization of low income housing tax credit	98	—
Net gain on sale of securities	(2,231)	(1,253)
Net gain on loans held for sale	(5,687)	(4,310)
(Gain) loss on sale of premises and equipment	116	—
Net amortization of premium and discount on securities	2,310	1,843
Net accretion on loans	(1,580)	(2,975)
Accretion of discount, amortization of premium on borrowings, net	153	(194)
Restricted stock compensation expense	1,697	1,276
Stock option compensation expense	539	431
Originations of loans held for sale	(311,948)	(231,982)
Proceeds from sales of loans held for sale	334,731	240,558
Increase in cash surrender value of BOLI	(2,150)	(1,659)
Deferred income tax (benefit)	(567)	(99)
Other adjustments (principally net changes in other assets and other liabilities)	(58,325)	4,906
Net cash provided by operating activities	17,705	48,815
Cash flows from investing activities:
Purchases of securities:
Available for sale	(541,938)	(291,965)
Held to maturity	(44,813)	(97,749)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	52,583	76,388
Held to maturity	19,626	13,832
Proceeds from sales of securities available for sale	202,433	230,306
Loan originations, net	(679,008)	(419,068)
Proceeds from sale of loans held for investment	44,020	—
Redemption (purchases) of FHLB and FRB stock, net	7,034	(31,202)
Proceeds from sales of other real estate owned	1,129	8,807
Purchases of premises and equipment	(3,558)	(1,704)
Cash received from acquisitions, net	854,318	—
Net cash (used in) investing activities	(88,174)	(512,355)

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Six months ended
	June 30,
	2015	2014
Cash flows from financing activities:
Net increase in transaction, savings and money market deposits	464,947	274,573
Net decrease in time deposits	(1,857)	(92,680)
Net decrease in short-term FHLB borrowings	(26,000)	230,000
Advances of term FHLB borrowings	80,000	230,000
Repayments of term FHLB borrowings	(280,120)	(30,648)
Repayment of other term borrowings	—	(37,977)
Repayment of debt assumed in acquisition	(4,485)	—
Net increase in repurchase agreements and other short-term borrowings	3,969	—
Redemption of Subordinated Debentures	—	(26,140)
Net increase (decrease) in mortgage escrow funds	3,359	(9,480)
Proceeds from stock option exercises	2,745	1,448
Equity capital raise, net of costs of issuance	85,059	—
Cash dividends paid	(12,241)	(11,709)
Net cash provided by financing activities	315,376	527,387
Net increase in cash and cash equivalents	244,907	63,847
Cash and cash equivalents at beginning of period	121,520	152,662
Cash and cash equivalents at end of period	$366,427	$216,509
Supplemental cash flow information:
Interest payments	$16,745	$14,621
Income tax payments	30,990	4,042
Real estate acquired in settlement of loans	4,304	600
Unsettled securities transactions	39,777	250
Loans transfered from held for investment to held for sale	44,020	—

Acquisitions:
Non-cash assets acquired:
Securities available for sale	$710,230	$—
Securities held to maturity	3,611	—
Total loans, net	1,814,826	—
FHLB stock	5,830	—
Accrued interest receivable	7,392	—
Goodwill	280,579	—
Customer list	8,950	—
Core deposit intangibles	33,839	—
Bank owned life insurance	44,231	—
Premises and equipment, net	17,063	—
Other real estate owned	222	—
Other assets	25,871	—
Total non-cash assets acquired	2,952,644	—

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Six months ended
	June 30,
	2015	2014

Liabilities assumed:
Deposits	3,160,746	—
Escrow deposits	4,616	—
Other borrowings	25,366	—
Other liabilities	50,181	—
Total liabilities assumed	$3,240,909	$—

Net non-cash assets acquired	$(288,265)	$—
Cash and cash equivalents received in acquisitions	879,240	—
Total consideration paid	$590,975	$—
The Company completed the acquisition of Damian Services Corporation on February 27, 2015 and the acquisition of Hudson Valley Holding Corp. on June 30, 2015. These transactions are included in the acquisitions portion of the statement of cash flows for the six months ended June 30, 2015. See Note 2. “Acquisitions” for additional information regarding acquisitions.
See accompanying notes to consolidated financial statements.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

(1) Basis of Financial Statement Presentation

Merger with Hudson Valley Holding Corp.
On June 30, 2015, Hudson Valley Holding Corp. (“HVHC”) merged with and into Sterling Bancorp. In connection with the merger, Hudson Valley Bank, the principal subsidiary of HVHC, also merged with and into Sterling National Bank. We refer to the merger with HVHC as the “HVB Merger.”

Merger with Sterling Bancorp
On October 31, 2013, Provident New York Bancorp (“Legacy Provident”) merged with Sterling Bancorp (“Legacy Sterling”). In connection with the merger, the following corporate actions occurred:

•	Legacy Sterling merged with and into Legacy Provident. Legacy Provident was the accounting acquirer and the surviving entity.

•	Legacy Provident changed its legal entity name to Sterling Bancorp (“Sterling” or the “Company”).

•	Sterling National Bank merged into Provident Bank.

•	Provident Bank changed its legal entity name to Sterling National Bank.

We refer to the merger with Legacy Sterling as the “Provident Merger.”

Change in Fiscal Year End
On January 27, 2015, the Board of Directors amended the Company’s bylaws to change the fiscal year end from September 30 to December 31.

Nature of Operations and Principles of Consolidation
The unaudited consolidated financial statements include the accounts of Sterling; STL Holdings, Inc. (formerly PBNY Holdings, Inc.), which has an investment in Sterling Silver Title Agency L.P. (formerly PB Madison Title Agency L.P.), a company that provides title searches and title insurance for residential and commercial real estate; Sterling Risk Management, Inc. (formerly Provident Risk Management, Inc.), and HVHC Risk Management Corp. (a legacy HVHC company that was merged into Sterling Risk Management on June 30, 2015) which are captive insurance companies); Sterling National Bank (the “Bank”); and the Bank’s wholly-owned subsidiaries. These subsidiaries included at June 30, 2015: (i) Sterling REIT, Inc., and Grassy Sprain Real Estate Holding which are real estate investment trusts that hold a portion of the Company’s real estate loans; (ii) Provest Services Corp. I, which has invested in a low-income housing partnership; (iii) Provest Services Corp. II, which has engaged a third-party provider to sell mutual funds and annuities to the Bank’s customers; and (iv) several limited liability companies, which hold other real estate owned. Intercompany transactions and balances are eliminated in consolidation.

The consolidated financial statements have been prepared by management and, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of its operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear. The results of operations for the three months and six months ended June 30, 2015 are not necessarily indicative of results to be expected for other interim periods or the entire calendar year ending December 31, 2015. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited financial statements included in the Company’s Transition Report on Form 10-K filed March 6, 2015.

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

(2) Acquisitions
HVB Merger
On June 30, 2015, the Company completed the HVB Merger. Under the terms of the HVB Merger agreement, HVHC shareholders received 1.92 shares of the Company’s common stock for each share of HVHC common stock, which resulted in the issuance of 38,525,154 shares. Based on the Company’s closing stock price of $14.63 per share on June 29, 2015, the aggregate consideration paid to HVHC shareholders was $566,307, which, in accordance with the HVB Merger agreement also included the in-the-money cash value of outstanding HVHC stock options, the fair value of outstanding HVHC restricted stock awards and cash in lieu of fractional shares. Consistent with the Company’s strategy, the primary reason for the HVB Merger was the expansion of the Company’s geographic footprint in the greater New York metropolitan region and beyond.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of June 30, 2015 based on management’s best estimate using the information available as of the HVB Merger date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $268,648 and a core deposit intangible of $33,839.  As of June 30, 2015, HVHC had assets with a net book value of approximately $288,208, including loans with a net book value of approximately $1,816,767, and deposits with a net book value of approximately $3,160,746. The table below summarizes the amounts recognized as of the HVB Merger date for each major class of assets acquired and liabilities assumed, the estimated fair value adjustments and the amounts recorded in the Company’s financial statements at fair value at the HVB Merger date:

Consideration paid through Sterling Bancorp common stock issued to HVHC shareholders	$566,307

	HVHC net book value	Fair value adjustments		As recorded at acquisition
Cash and cash equivalents	$878,988	$—		$878,988
Investment securities	713,625	217	(a)	713,842
Loans	1,816,767	(24,248)	(b)	1,792,519
Federal Reserve Bank stock	5,830	—		5,830
Bank owned life insurance	44,231	—		44,231
Premises and equipment	11,918	4,925	(c)	16,843
Accrued interest receivable	7,392	—		7,392
Core deposits and other intangibles	—	33,839	(d)	33,839
Other real estate owned	222	—		222
Other assets	32,639	(6,822)	(e)	25,817
Deposits	(3,160,746)	—		(3,160,746)
Other borrowings	(25,366)	—		(25,366)
Other liabilities	(37,292)	1,540	(f)	(35,752)
Total identifiable net assets	$288,208	$9,451		$297,659

Goodwill recorded in the HVB Merger				$268,648
Explanation of certain fair value related adjustments:

(a)	Represents the fair value adjustment on investment securities held to maturity.

(b)
Represents the elimination of HVHC’s allowance for loan losses and an adjustment of the net book value of loans to estimated fair value, which includes an interest rate mark and credit mark adjustment.

(c)
Represents an adjustment to reflect the fair value of HVHC owned real estate as determined by independent appraisals, which will be amortized on a straight-line basis over the estimated useful lives of the individual assets.

(d)
Represents intangible assets recorded to reflect the fair value of core deposits. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the estimated average life of the deposit base.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

(e)	Represents an adjustment in net deferred tax assets resulting from the fair value adjustments related to the acquired assets, liabilities assumed and identifiable intangibles recorded.

(f)	Represents the elimination of HVHC’s deferred rent liability.

The fair values for loans acquired from HVB were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. For collateral dependent loans with deteriorated credit quality, fair value was estimated by analyzing the value of the underlying collateral, assuming the fair values of the loans were derived from the eventual sale of the collateral. These values were discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of HVHC’s allowance for loan losses associated with the loans that were acquired, as the loans were initially recorded at fair value on the date of the HVB Merger.

Acquired loan portfolio data in the HVB Merger is presented below:

	Fair value of acquired loans at acquisition date	Gross contractual amounts receivable at acquisition date	Best estimate at acquisition date of contractual cash flows not expected to be collected
Acquired loans with evidence of deterioration since origination	$96,973	$122,104	$19,024
Acquired loans with no evidence of deterioration since origination	1,695,546	1,974,740	37,520

The core deposit intangible asset recognized is being amortized over its estimated useful life of approximately 10 years utilizing the sum-of-the-years method. Other intangibles consist of below market rents which are amortized over the remaining life of each lease using the straight-line method.

Goodwill is not amortized for book purposes; however, it is reviewed at least annually for impairment and is not deductible for tax purposes.
The fair value of land, buildings and equipment was estimated using appraisals. Buildings will be amortized over their estimated useful lives of approximately 30 years. Improvements and equipment will be amortized or depreciated over their estimated useful lives ranging from one to five years.
The fair value of retail demand and interest bearing deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair value of time deposits was estimated by discounting the contractual future cash flows using market rates offered for time deposits of similar remaining maturities. Management concluded the carrying value was an appropriate estimate of fair value for these deposits.
Direct acquisition and other charges incurred in connection with the HVB Merger were expensed as incurred and totaled $14,381 for the three months and six months ended June 30, 2015. These expenses were recorded in Merger-related expenses on the consolidated statement of operations. Other integration costs of the HVB Merger for the three months and six months ended June 30, 2015 included a charge for asset write-downs, information technology services and other contract terminations, employee retention and severance compensation and impairment of leases and facilities which totaled $28,055, which was recorded in other non-interest expense in the consolidated statement of operations.
The table on page 13 presents selected unaudited pro forma financial information reflecting the HVB Merger assuming it was completed as of January 1, 2014. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the HVB Merger actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full fiscal year period. Pro forma basic and diluted earnings per common share were calculated using the Company’s actual weighted average shares outstanding for the periods presented, plus the incremental shares issued, assuming the HVB Merger occurred at the beginning of the periods presented. The unaudited pro forma information is based on the actual financial statements of the Company for the periods presented, and on the actual financial statements of HVHC for the 2014 period presented and in 2015 until the date of the HVB Merger, at which time HVHC’s results of operations were included in the Company’s financial statements.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

The unaudited pro forma information, for the six months ended June 30, 2015 and 2014, set forth below reflects adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; and (c) adjustments to interest income and expense due to amortization of premiums and accretion of discounts. Direct Merger-related expenses and charges incurred in the six months ended June 30, 2015 to write-down assets and accrue for retention and severance compensation are assumed to have occurred prior to January 1, 2014. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue enhancement opportunities or anticipated potential cost savings.

	Pro forma for the
	six months ended June 30,
	2015	2014
Net interest income	$170,899	$157,504
Non-interest income	31,803	32,296
Non-interest expense	131,276	138,856
Net income	43,948	28,093

Pro forma earnings per share from continuing operations:
Basic	$0.34	$0.23
Diluted	0.34	0.23
Damian Acquisition
On February 27, 2015, the Bank acquired 100% of the outstanding common stock of Damian Services Corporation (“Damian”) for total consideration of $24,670 in cash. Damian is a payroll services provider located in Chicago, Illinois. In connection with the acquisition, the Bank acquired $22,307 of outstanding payroll finance loans and assumed $14,560 of liabilities. The Bank recognized a customer list intangible asset of $8,950 that is being amortized over its 16 year estimated life, and $11,930 of goodwill. The Bank also recognized a $1,500 restructuring charge consisting mainly of retention and severance compensation and asset write-downs related to the consolidation of Damian’s operations, and approximately $300 of legal fees.

FCC Acquisition
On May 7, 2015, the Bank acquired a factoring portfolio from FCC, LLC, a subsidiary of First Capital Holdings, Inc. (“FCC”), with an outstanding factoring receivables balance of approximately $44,500. The total consideration included a premium of $1,000 in addition to the outstanding receivables balance.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

(3) Securities

A summary of amortized cost and estimated fair value of our securities is presented below:

	June 30, 2015
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Residential MBS:
Agency-backed	$1,095,267	$3,240	$(3,955)	$1,094,552	$141,579	$2,624	$(412)	$143,791
CMO/Other MBS	236,933	181	(704)	236,410	54,853	195	(216)	54,832
Total residential MBS	1,332,200	3,421	(4,659)	1,330,962	196,432	2,819	(628)	198,623
Other securities:
Federal agencies	178,810	6	(756)	178,060	117,909	3,438	(549)	120,798
Corporate	330,326	636	(4,661)	326,301	15,000	25	—	15,025
State and municipal	197,674	2,039	(457)	199,256	250,855	5,653	(611)	255,897
Trust preferred	37,694	659	(299)	38,054	—	—	—	—
Other	8,781	—	—	8,781	5,000	305	—	5,305
Total other securities	753,285	3,340	(6,173)	750,452	388,764	9,421	(1,160)	397,025
Total securities	$2,085,485	$6,761	$(10,832)	$2,081,414	$585,196	$12,240	$(1,788)	$595,648

	December 31, 2014
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Residential MBS:
Agency-backed	$528,818	$5,398	$(553)	$533,663	$138,589	$2,763	$(2)	$141,350
CMO/Other MBS	85,619	178	(959)	84,838	60,166	58	(564)	59,660
Total residential MBS	614,437	5,576	(1,512)	618,501	198,755	2,821	(566)	201,010
Other securities:
Federal agencies	150,623	4	(3,471)	147,156	136,618	4,328	(548)	140,398
Corporate	206,267	319	(1,755)	204,831	—	—	—	—
State and municipal	129,576	2,737	(248)	132,065	231,964	7,713	(89)	239,588
Trust preferred	37,687	652	(46)	38,293	—	—	—	—
Other	—	—	—	—	5,000	350	—	5,350
Total other securities	524,153	3,712	(5,520)	522,345	373,582	12,391	(637)	385,336
Total securities	$1,138,590	$9,288	$(7,032)	$1,140,846	$572,337	$15,212	$(1,203)	$586,346

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

The amortized cost and estimated fair value of securities at June 30, 2015 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date.

	June 30, 2015
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Other securities remaining period to contractual maturity:
One year or less	$53,495	$53,541	$10,437	$10,507
One to five years	400,783	400,498	7,302	7,650
Five to ten years	251,434	248,489	235,367	239,922
Greater than ten years	47,573	47,924	135,658	138,946
Total other securities	753,285	750,452	388,764	397,025
Residential MBS	1,332,200	1,330,962	196,432	198,623
Total securities	$2,085,485	$2,081,414	$585,196	$595,648

Sales of securities for the periods indicated below were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Available for sale:
Proceeds from sales	$86,889	$170,615	$202,433	$230,306
Gross realized gains	959	1,945	2,623	2,011
Gross realized losses	(262)	(752)	(392)	(758)
Income tax expense on realized net gains	227	343	725	371

At June 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

The following table summarizes securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available for sale
June 30, 2015
Residential MBS:
Agency-backed	$338,921	$(3,369)	$22,967	$(586)	$361,888	$(3,955)
CMO/Other MBS	25,272	(102)	26,373	(602)	51,645	(704)
Total residential MBS	364,193	(3,471)	49,340	(1,188)	413,533	(4,659)
Other securities:
Federal agencies	20,776	(114)	54,779	(642)	75,555	(756)
Corporate	224,363	(3,923)	24,963	(738)	249,326	(4,661)
State and municipal	23,736	(369)	3,959	(88)	27,695	(457)
Trust preferred	5,680	(143)	3,790	(156)	9,470	(299)
Total other securities	274,555	(4,549)	87,491	(1,624)	362,046	(6,173)
Total	$638,748	$(8,020)	$136,831	$(2,812)	$775,579	$(10,832)
December 31, 2014
Residential MBS:
Agency-backed	$17,379	$(37)	$21,616	$(516)	$38,995	$(553)
CMO/Other MBS	25,551	(206)	43,475	(753)	69,026	(959)
Total residential MBS	42,930	(243)	65,091	(1,269)	108,021	(1,512)
Other securities:
Federal agencies	5,959	(87)	140,699	(3,384)	146,658	(3,471)
Corporate	85,055	(731)	65,648	(1,024)	150,703	(1,755)
State and municipal	12,012	(68)	11,400	(180)	23,412	(248)
Trust preferred	3,900	(46)	—	—	3,900	(46)
Total other securities	106,926	(932)	217,747	(4,588)	324,673	(5,520)
Total	$149,856	$(1,175)	$282,838	$(5,857)	$432,694	$(7,032)

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

The following table summarizes securities held to maturity with unrecognized losses, segregated by the length of time in a continuous unrecognized loss position:

	Continuous unrecognized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Held to maturity
June 30, 2015
Residential MBS:
Agency-backed	$7,435	$(412)	$—	$—	$7,435	$(412)
CMO/Other MBS	16,943	(67)	6,679	(149)	23,622	(216)
Total residential MBS	24,378	(479)	6,679	(149)	31,057	(628)
Other securities:
Federal agencies	9,860	(140)	14,590	(409)	24,450	(549)
State and municipal	35,334	(586)	1,236	(25)	36,570	(611)
Total other securities	45,194	(726)	15,826	(434)	61,020	(1,160)
Total	$69,572	$(1,205)	$22,505	$(583)	$92,077	$(1,788)
December 31, 2014
Residential MBS:
Agency-backed	$1,208	$(2)	$—	$—	$1,208	$(2)
CMO/Other MBS	—		42,979	(564)	42,979	(564)
Total residential MBS	1,208	(2)	42,979	(564)	44,187	(566)
Other securities:
Federal agencies	9,711	(289)	14,741	(259)	24,452	(548)
State and municipal	11,501	(86)	233	(3)	11,734	(89)
Total other securities	21,212	(375)	14,974	(262)	36,186	(637)
Total	$22,420	$(377)	$57,953	$(826)	$80,373	$(1,203)

At June 30, 2015, a total of 195 available for sale securities were in a continuous unrealized loss position for less than 12 months and 51 securities were in an unrealized loss position for 12 months or longer. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other than temporary impairment (“OTTI”) losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Company will receive full value for the securities. Furthermore, as of June 30, 2015, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. As of June 30, 2015, management believes the impairments detailed in the table above are temporary.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

Securities pledged for borrowings at FHLB and other institutions, and securities pledged for municipal deposits and other purposes were as follows:

	June 30,	December 31,
	2015	2014
Available for sale securities pledged for borrowings, at fair value	$237,915	$187,314
Available for sale securities pledged for municipal deposits, at fair value	1,051,385	550,681
Available for sale securities pledged for customer back-to-back swaps, at fair value	1,437	1,959
Held to maturity securities pledged for borrowings, at amortized cost	70,836	154,712
Held to maturity securities pledged for municipal deposits, at amortized cost	306,594	352,843
Total securities pledged	$1,668,167	$1,247,509

(4) Portfolio Loans

The composition of the Company’s loan portfolio, excluding loans held for sale, was the following:

	June 30,	December 31,
	2015	2014
Commercial:
Commercial & industrial	$1,573,295	$1,244,555
Payroll finance	167,619	154,229
Warehouse lending	356,831	173,786
Factored receivables	205,020	161,625
Equipment financing	581,675	411,449
Total commercial	2,884,440	2,145,644
Commercial mortgage:
Commercial real estate	2,378,315	1,458,277
Multi-family	782,238	384,544
Acquisition, development & construction	170,134	96,995
Total commercial mortgage	3,330,687	1,939,816
Total commercial and commercial mortgage	6,215,127	4,085,460
Residential mortgage	725,803	529,766
Consumer:
Home equity lines of credit	260,587	163,569
Other consumer loans	34,070	36,846
Total consumer	294,657	200,415
Total portfolio loans	7,235,587	4,815,641
Allowance for loan losses	(44,317)	(42,374)
Portfolio loans, net	$7,191,270	$4,773,267

Total loans include net deferred loan origination costs of $2,700 at June 30, 2015, and $1,609 at December 31, 2014.

At June 30, 2015, the net recorded amount of loans acquired with evidence of deterioration since origination (“PCI loans”) was $99,707. This is comprised of $96,973 of loans acquired in the HVB Merger and $2,735 of loans acquired in the Provident Merger. There was no accretable yield associated with PCI loans during the six months ended June 30, 2015.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

At June 30, 2015, the Company pledged loans totaling $1,500,540 to the FHLB as collateral for certain borrowing arrangements. See Note 7. “Borrowings and Senior Notes”.

The following tables set forth the amounts and status of the Company’s loans and troubled debt restructurings (“TDRs”) at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial & industrial	$1,547,390	$9,620	$1,428	$302	$5,237	$1,573,295
Payroll finance	167,555	64	—	—	—	167,619
Warehouse lending	356,831	—	—	—	—	356,831
Factored receivables	204,746	—	—	—	274	205,020
Equipment financing	577,666	1,709	1,742	—	558	581,675
Commercial real estate	2,336,378	11,914	5,283	—	24,740	2,378,315
Multi-family	779,888	1,823	—	—	527	782,238
Acquisition, development & construction	161,712	1,129	—	—	7,293	170,134
Residential mortgage	700,993	2,171	346	—	22,293	725,803
Consumer	283,125	2,991	735	309	7,497	294,657
Total loans	$7,116,284	$31,421	$9,534	$611	$68,419	$7,235,587
Total TDRs included above	$35,947	$489	$—	$—	$15,758	$52,194
Non-performing loans:
Loans 90+ days past due and still accruing						$611
Non-accrual loans						68,419
Total non-performing loans						$69,030

	December 31, 2014
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial & industrial	$1,232,363	$6,237	$920	$60	$4,975	$1,244,555
Payroll finance	154,114	—	—	115	—	154,229
Warehouse lending	173,786	—	—	—	—	173,786
Factored receivables	161,381	—	—	—	244	161,625
Equipment financing	410,483	707	19	—	240	411,449
Commercial real estate	1,433,235	7,982	5,322	452	11,286	1,458,277
Multi-family	383,799	317	—	156	272	384,544
Acquisition, development & construction	89,730	401	451	—	6,413	96,995
Residential mortgage	509,597	2,935	975	—	16,259	529,766
Consumer	191,528	1,110	1,607	—	6,170	200,415
Total loans	$4,740,016	$19,689	$9,294	$783	$45,859	$4,815,641
Total TDRs included above	$16,238	$847	$176	$—	$11,427	$28,688
Non-performing loans:
Loans 90+ days past due and still accruing						$783
Non-accrual loans						45,859
Total non-performing loans						$46,642

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

Activity in the allowance for loan losses for the three and six months ended June 30, 2015 and 2014 is summarized below:

	For the three months ended June 30, 2015
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Commercial & industrial	$10,686	$(228)	$163	$(65)	$729	$11,350
Payroll finance	1,900	(59)	—	(59)	(191)	1,650
Warehouse lending	859	—	—	—	404	1,263
Factored receivables	1,172	(146)	9	(137)	461	1,496
Equipment financing	2,691	(438)	96	(342)	896	3,245
Commercial real estate	11,093	(276)	—	(276)	283	11,100
Multi-family	2,290	—	—	—	115	2,405
Acquisition, development & construction	2,716	—	—	—	(291)	2,425
Residential mortgage	5,127	—	9	9	(199)	4,937
Consumer	4,350	(821)	24	(797)	893	4,446
Total allowance for loan losses	$42,884	$(1,968)	$301	$(1,667)	$3,100	$44,317
Annualized net charge-offs to average loans outstanding						0.13%

	For the three months ended June 30, 2014
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Commercial & industrial	$6,669	$(891)	$79	$(812)	$3,140	$8,997
Payroll finance	610	—	—	—	438	1,048
Warehouse lending	132	—	—	—	263	395
Factored receivables	379	(79)	—	(79)	339	639
Equipment financing	1,306	(334)	—	(334)	685	1,657
Commercial real estate	8,914	(73)	102	29	170	9,113
Multi-family	1,952	—	—	—	250	2,202
Acquisition, development & construction	3,559	—	—	—	188	3,747
Residential mortgage	4,565	(127)	1	(126)	307	4,746
Consumer	3,929	(322)	29	(293)	170	3,806
Total allowance for loan losses	$32,015	$(1,826)	$211	$(1,615)	$5,950	$36,350
Annualized net charge-offs to average loans outstanding						0.15%

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

	For the six months ended June 30, 2015
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Commercial & industrial	$11,027	$(1,070)	$264	$(806)	$1,129	$11,350
Payroll finance	1,506	(362)	11	(351)	495	1,650
Warehouse lending	608	—	—	—	655	1,263
Factored receivables	1,205	(218)	28	(190)	481	1,496
Equipment financing	2,569	(591)	268	(323)	999	3,245
Commercial real estate	10,121	(338)	16	(322)	1,301	11,100
Multi-family	2,111	(17)	—	(17)	311	2,405
Acquisition, development & construction	2,987	—	9	9	(571)	2,425
Residential mortgage	5,843	(181)	11	(170)	(736)	4,937
Consumer	4,397	(1,163)	76	(1,087)	1,136	4,446
Total allowance for loan losses	$42,374	$(3,940)	$683	$(3,257)	$5,200	$44,317
Annualized net charge-offs to average loans outstanding						0.13%

	For the six months ended June 30, 2014
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Commercial & industrial	$6,886	$(2,055)	$153	$(1,902)	$4,013	$8,997
Payroll finance	—	—	—	—	1,048	1,048
Warehouse lending	—	—	—	—	395	395
Factored receivables	—	(368)	—	(368)	1,007	639
Equipment financing	—	(501)	—	(501)	2,158	1,657
Commercial real estate	8,040	(353)	121	(232)	1,305	9,113
Multi-family	1,952	—	—	—	250	2,202
Acquisition, development & construction	5,857	(1,260)	—	(1,260)	(850)	3,747
Residential mortgage	4,600	(275)	2	(273)	419	4,746
Consumer	3,277	(526)	50	(476)	1,005	3,806
Total allowance for loan losses	$30,612	$(5,338)	$326	$(5,012)	$10,750	$36,350
Annualized net charge-offs to average loans outstanding						0.24%
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

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at June 30, 2015:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	Purchased credit impaired loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Commercial & industrial	$3,840	$1,554,106	$15,349	$1,573,295	$—	$11,350	$11,350
Payroll finance	—	167,619	—	167,619	—	1,650	1,650
Warehouse lending	—	356,831	—	356,831	—	1,263	1,263
Factored receivables	—	205,020	—	205,020	—	1,496	1,496
Equipment financing	324	581,351	—	581,675	—	3,245	3,245
Commercial real estate	13,380	2,300,122	64,813	2,378,315	—	11,100	11,100
Multi-family	309	777,550	4,379	782,238	—	2,405	2,405
Acquisition, development & construction	11,526	153,146	5,462	170,134	—	2,425	2,425
Residential mortgage	515	717,204	8,084	725,803	—	4,937	4,937
Consumer	—	293,037	1,620	294,657	—	4,446	4,446
Total loans	$29,894	$7,105,986	$99,707	$7,235,587	$—	$44,317	$44,317

There was no amount included in the allowance for loan losses associated with purchased credit impaired loans at June 30, 2015, as there was no further deterioration in the credit quality of these loans since the purchase date.

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at December 31, 2014:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	Purchased credit impaired loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Commercial & industrial	$4,461	$1,238,899	$1,195	$1,244,555	$—	$11,027	$11,027
Payroll finance	—	154,229	—	154,229	—	1,506	1,506
Warehouse lending	—	173,786	—	173,786	—	608	608
Factored receivables	—	161,625	—	161,625	—	1,205	1,205
Equipment financing	—	411,449	—	411,449	—	2,569	2,569
Commercial real estate	14,423	1,443,714	140	1,458,277	—	10,121	10,121
Multi-family	—	384,544	—	384,544	—	2,111	2,111
Acquisition, development & construction	11,624	85,371	—	96,995	—	2,987	2,987
Residential mortgage	515	527,171	2,080	529,766	—	5,843	5,843
Consumer	—	200,415	—	200,415	—	4,397	4,397
Total loans	$31,023	$4,781,203	$3,415	$4,815,641	$—	$42,374	$42,374

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

The following table presents loans individually evaluated for impairment by segment of loans at June 30, 2015 and December 31, 2014:

	C&I	Commercial real estate	ADC	Residential mortgage	Total
Loans with no related allowance recorded:
June 30, 2015
Unpaid principal balance	$4,164	$14,085	$12,750	$515	$31,514
Recorded investment	4,164	13,689	11,526	515	29,894
December 31, 2014
Unpaid principal balance	4,571	14,635	12,848	515	32,569
Recorded investment	4,461	14,423	11,624	515	31,023

The following tables present the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for the three months ended June 30, 2015 and June 30, 2014:

	June 30, 2015			June 30, 2014
	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
With no related allowance recorded:
Commercial & industrial	$4,244	$—	$—	$2,161	$—	$—
Factored receivables	—	—	—	789	—	—
Equipment financing	—	—	—	199	—	—
Commercial real estate	13,848	41	—	13,568	44	—
Multi-family	—	—	—	132	—	—
Acquisition, development & construction	11,548	57	—	19,961	62	—
Residential mortgage	515	—	—	515	—	—
Total	$30,155	$98	$—	$37,325	$106	$—

The following tables present the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for the six months ended June 30, 2015 and June 30, 2014:

	June 30, 2015			June 30, 2014
	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
With no related allowance recorded:
Commercial & industrial	$4,217	$—	$—	$2,005	$—	$—
Factored receivables	—	—	—	891	—	—
Equipment financing	—	—	—	99	—	—
Commercial real estate	13,820	83	—	13,037	84	—
Multi-family	—	—	—	198	—	—
Acquisition, development & construction	11,573	114	—	20,956	128	—
Residential mortgage	515	—	—	515	—	—
Total	$30,125	$197	$—	$37,701	$212	$—

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

There were no impaired loans with an allowance recorded at June 30, 2015 or June 30, 2014. At June 30, 2015 and June 30, 2014 there were no payroll finance, warehouse lending, or consumer impaired loans.

Troubled Debt Restructuring:
The following tables set forth the amounts and past due status of the Company’s TDRs at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial & industrial	$8,552	$50	$—	$—	$2,065	$10,667
Commercial real estate	14,291	260	—	—	836	15,387
Multi-family	1,572	—	—	—	—	1,572
Acquisition, development & construction	5,309	—	—	—	6,372	11,681
Residential mortgage	5,937	179	—	—	6,485	12,601
Consumer	286	—	—	—	—	286
Total	$35,947	$489	$—	$—	$15,758	$52,194

	December 31, 2014
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial & industrial	$245	$—	$—	$—	$2,065	$2,310
Equipment financing	409	—	—	—	—	409
Commercial real estate	4,833	263	—	—	—	5,096
Acquisition, development & construction	5,487	—	—	—	6,373	11,860
Residential mortgage	5,264	584	176	—	2,768	8,792
Consumer	—	—	—	—	221	221
Total	$16,238	$847	$176	$—	$11,427	$28,688

There were no payroll finance, warehouse lending, factored receivable, or multifamily loans that were TDRs for the periods presented. The Company did not have outstanding commitments to lend additional amounts to customers with loans classified as TDRs as of June 30, 2015 and December 31, 2014, respectively.

There were no loans modified as TDRs that occurred during the six months ended June 30, 2015. The following table presents loans by segment modified as TDRs that occurred during the first six months of 2015 and 2014:

	June 30, 2015			June 30, 2014
		Recorded investment			Recorded investment
	Number	Pre- modification	Post- modification	Number	Pre- modification	Post- modification
Acquisition, development & construction	—	—	—	2	1,060	1,060
Total TDRs	—	$—	$—	2	$1,060	$1,060

The TDRs presented above did not increase increase the allowance for loan losses and did not result in charge-offs for the three months ended June 30, 2015 and June 30, 2014, respectively.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

There were no TDRs that were modified during the three months and six months ended June 30, 2015 and 2014 that had subsequently defaulted during the periods presented.

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk grade of commercial loans, (ii) the level of classified commercial loans, (iii) the delinquency status of consumer loans (residential mortgage, home equity lines of credit (“HELOC”) and other consumer loans), (iv) net charge-offs, (v) non-performing loans (see details above) and (vi) the general economic conditions in the greater New York metropolitan region. The Bank analyzes loans individually by classifying the loans as to credit risk, except residential mortgage loans and consumer loans, which are evaluated on a homogeneous pool basis unless the loan balance is greater than $500. This analysis is performed at least quarterly on all criticized/classified loans. The Bank uses the following definitions of risk ratings:

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

Loans that are risk-rated 1 through 6 as defined above are considered to be pass-rated loans. As of June 30, 2015 and December 31, 2014, the risk category of gross loans by segment was as follows:

	June 30, 2015			December 31, 2014
	Special mention	Substandard	Doubtful	Special mention	Substandard
Commercial & industrial	$11,607	$9,785	$98	$13,060	$7,730
Payroll finance	489	—	—	996	115
Factored receivables	—	1,646	—	34	244
Equipment financing	—	558	—	—	240
Commercial real estate	40,704	64,685	—	12,707	28,194
Multi-family	—	527	—	317	272
Acquisition, development & construction	6,516	15,123	—	1,027	16,016
Residential mortgage	5,428	24,385	—	975	16,402
Consumer	677	8,893	294	1,200	6,690
Total	$65,421	$125,602	$392	$30,316	$75,903

At June 30, 2015, the Company acquired $48,153 of special mention loans and $49,914 of substandard loans in the HVB Merger. There were no loans rated loss at June 30, 2015 and no loans rated doubtful or loss at December 31, 2014.
(5) Goodwill and Other Intangible Assets

The changes in goodwill and other intangible assets for the periods presented were as follows:

	June 30,	December 31,
	2015	2014
Goodwill	$669,590	$388,926
Other intangible assets:
Core deposits	$50,732	$18,473
Customer lists	9,013	—
Non-compete agreements	3,796	3,959
Trade name	20,500	20,500
Fair value of below market leases	268	400
	$84,309	$43,332

The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2015 was as follows:

Amortization expense
Remainder of 2015	$6,942
2016	11,953
2017	8,088
2018	7,098
2019	6,074
Thereafter	23,654
Total	$63,809

(6) Deposits

Deposit balances at June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30,	December 31,
	2015	2014
Non-interest bearing demand	$3,270,476	$1,481,870
Interest bearing demand	1,520,075	747,667
Savings	991,503	711,509
Money market	2,471,279	1,790,435
Certificates of deposit	582,828	480,844
Total deposits	$8,836,161	$5,212,325
Municipal deposits totaled $1,212,624 and $883,350 at June 30, 2015 and December 31, 2014, respectively. See Note 3. “Securities” for the amount of securities that were pledged as collateral for municipal deposits and other purposes.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

Listed below are the Company’s brokered deposits:

	June 30,	December 31,
	2015	2014
Money market	$195,890	$75,462
Reciprocal CDAR’s [1]	51,710	6,666
CDAR’s one way	—	86,530
Total brokered deposits	$247,600	$168,658

1 Certificate of deposit account registry service

(7) Borrowings and Senior Notes

The Company’s borrowings and weighted average interest rates are summarized as follows:

	June 30,		December 31,
	2015		2014
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB advances and overnight	$777,047	1.65%	$1,003,209	1.37%
Other borrowings (repurchase agreements)	39,181	0.30	9,846	0.30
Senior notes	98,693	5.98	98,498	5.98
Total borrowings	$914,921	2.06%	$1,111,553	1.77%
By remaining period to maturity:
Less than one year	$436,244	0.43%	$532,835	0.39%
One to two years	202,638	3.35	152,760	0.69
Two to three years	150,000	2.50	255,000	3.54
Three to four years	123,693	5.09	168,498	4.38
Greater than five years	2,346	4.92	2,460	4.92
Total borrowings	$914,921	2.06%	$1,111,553	1.77%

FHLB advances and overnight. As a member of the FHLB, the Bank may borrow up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of June 30, 2015 and December 31, 2014, the Bank had pledged residential mortgage and commercial real estate loans totaling $1,500,540 and $1,302,681, respectively. The Bank had also pledged securities to secure borrowings, which are disclosed in Note 3. “Securities.” As of June 30, 2015, the Bank may increase its borrowing capacity by pledging securities and mortgage loans not required to be pledged for other purposes with a collateral value of $1,177,939.

FHLB borrowings, which are putable quarterly at the discretion of the FHLB, were $200,000 at June 30, 2015 and December 31, 2014. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 1.81 and 2.31 years at June 30, 2015 and December 31, 2014, respectively and a weighted average interest rate of 4.23%.

Other borrowings (repurchase agreements). The Bank enters into sales of securities under agreements to repurchase. These repurchase agreements facilitate the needs of our customers and a portion of our secured short-term funding needs. Securities sold under agreements to repurchase at June 30, 2015 and December 31, 2014 are secured short-term borrowings that mature in one to 45 days and are generally renewed on a continuous basis. Repurchase agreements are stated at the amount of cash received in connection with these transactions. The securities pledged under these repurchase agreements fluctuate in value due to market conditions. The Bank is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.

Revolving line of credit. On September 5, 2014, the Company entered into a $15,000 revolving line of credit facility with a financial institution that matures on September 5, 2015. The Company intends to renew the agreement at maturity. The balance was zero at

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

June 30, 2015 and December 31, 2014. The use of proceeds are for general corporate purposes. The line and accrued interest is payable at maturity, and the Company is required to maintain a zero balance for at least 30 days during its term. The line bears interest at one-month LIBOR plus 1.25%. Under the terms of the facility, the Company and the Bank must maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. The Company and the Bank were in compliance with all requirements of the facility at June 30, 2015.

Senior Notes. On July 2, 2013, the Company issued $100,000 principal amount of 5.50% fixed rate senior notes (the “Senior Notes”)through a private placement at a discount of 1.75%. The cost of issuance was $303, and at June 30, 2015 and December 31, 2014 the unamortized discount was $1,307 and $1,502, respectively, which will be accreted to interest expense over the life of the Senior Notes, resulting in an effective yield of 5.98%. Interest is due semi-annually in arrears on January 2 and July 2 until maturity on July 2, 2018. The Senior Notes were issued under an indenture between the Company and U.S. Bank National Association, as trustee.

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

The Company pledged collateral to another financial institution in the form of investment securities with a fair value of $1,437 as of June 30, 2015. The Company may need to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

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

Summary information as of June 30, 2015 and December 31, 2014 regarding these derivatives is presented below:

	Notional amount	Average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
June 30, 2015
3rd party interest rate swap	$68,756	4.41	4.15%	1 m Libor + 2.29	$1,437
Customer interest rate swap	(68,756)	4.41	4.15	1 m Libor + 2.29	(1,437)
December 31, 2014
3rd party interest rate swap	67,551	4.70	4.13	1 m Libor + 2.36	1,332
Customer interest rate swap	(67,551)	4.70	4.13	1 m Libor + 2.36	(1,332)

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

(9) Income Taxes

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory Federal tax rate for the following reasons:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
(Loss) income before income tax (benefit) expense	$(11,328)	$21,068	$13,526	$35,988
Tax at Federal statutory rate of 35%	(3,965)	7,375	$4,735	$12,599
State and local income taxes, net of Federal tax benefit	(220)	1,662	655	1,452
Tax-exempt interest, net of disallowed interest	(1,190)	(984)	(2,174)	(1,971)
BOLI income	(440)	(391)	(691)	(581)
Non-deductible acquisition related costs	560	—	700	—
Low income housing tax credits	(54)	(398)	(108)	(453)
Other, net	1,627	(1,207)	1,279	(401)
Actual income tax (benefit) expense	$(3,682)	$6,057	$4,396	$10,645
Effective income tax rate	32.5%	28.7%	32.5%	29.6%

Net deferred tax assets totaled $28,181 at June 30, 2015 and $14,857 at December 31, 2014. No valuation allowance was recorded against deferred tax assets at June 30, 2015 as management believes it is more likely than not that all of the deferred tax assets will be realized as they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of other non-interest expense. Such amounts were not material during the reported periods.

The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2010.

(10) Stock-Based Compensation

The Company has active stock-based compensation plans, as described below.

The Company’s stockholders approved the 2015 Omnibus Equity and Incentive Plan (the “2015 Plan”) on May 28, 2015. The 2015 Plan permits the grant of stock options, stock appreciation rights, restricted stock (both time-based and performance-based), restricted stock units, deferred stock and other stock-based awards. The total number of shares that may be awarded under the 2015 Plan is 2,800,000 shares plus the remaining shares available for grant under the 2014 Stock Incentive Plan (the “2014 Plan”). At June 30, 2015, there were 4,419,853 shares available for future grant under the 2015 Plan.

The 2014 Plan was a stockholder approved plan. The 2014 Plan permitted the grant of stock options, stock appreciation rights, restricted stock (both time-based and performance-based), restricted stock units, performance units, deferred stock, and other stock-based awards for up to 3,400,000 shares of common stock. The approval of the 2015 Plan resulted in the termination of the 2014 Plan. Awards outstanding as of May 28, 2015 will continue to be governed by the 2014 Plan document; however, no future grants will be made from the 2014 Plan.

Under the 2015 Plan, shares awarded are counted as one share deducted from the 2015 Plan for every share delivered under the awards. Under the 2014 Plan, any shares subject to stock options or stock appreciation rights were also counted as one share deducted from the 2014 Plan for every one share delivered, and shares granted other than stock options and stock appreciation rights, were counted as 3.5 shares deducted from the 2014 Plan for every one share delivered under the awards.

Restricted stock awards are granted with a fair value equal to the market price of the Company’s common stock at the date of grant. Stock option awards are granted with a strike price that is equal to the market price of the Company’s stock at the date of grant. The awards generally vest in equal installments annually on the anniversary date and have total vesting periods ranging from 1 to 5 years and stock options having 10 year contractual terms.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

In addition to the 2015 Plan, and the 2014 Plan, the Company previously provided awards under its 2011 Employment Inducement Stock Program, which included options to purchase 107,256 shares of common stock and restricted stock awards covering 29,550 shares of common stock, both of which vest in four equal installments through July 2015.

In connection with the Provident Merger, the Company granted 104,152 options at an exercise price of $14.25 per share pursuant to a Registration Statement on Form S-8 under which the Company assumed all outstanding fully vested Legacy Sterling stock options, which expire March 15, 2017. The Company also granted 95,991 shares under the Sterling Bancorp 2013 Employment Inducement Award Plan to certain executive officers of Legacy Sterling. In addition, the Company issued 255,973 shares of restricted stock from shares available under a prior plan to certain executives of Legacy Sterling. The weighted average grant date fair value under both of these plans was $11.72 per share and the restricted stock awards vest in equal annual installments on the anniversary date over a three-year period.

The following table summarizes the activity in the Company’s active stock-based compensation plans for the six months ended June 30, 2015:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at January 1, 2015	1,999,022	643,887	$11.79	2,040,299	$11.10
2015 Omnibus Equity and Incentive Plan	2,800,000	—	—	—	—
Granted (1)	(437,826)	145,425	13.57	15,000	13.84
Stock awards vested	—	(45,082)	11.80	—	—
Exercised	—	—	—	(335,456)	11.59
Forfeited	125,872	(25,198)	13.22	(37,678)	13.54
Canceled/expired	(67,215)	—	—	—	—
Balance at June 30, 2015	4,419,853	719,032	$12.20	1,682,165	$10.98
Exercisable at June 30, 2015				807,705	$10.16
(1) Reflects certain non-vested stock awards granted under the 2014 Plan that counted as 3.5 shares for each share granted.

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $6,261 and $3,670, at June 30, 2015.

The Company uses an option pricing model to estimate the grant date fair value of stock options granted. The weighted average estimated value per option granted was $2.08 for the six months ended June 30, 2015. There were 15,000 stock options granted during the six months ended June 30, 2015.

The fair value of options granted was determined using the following weighted average assumptions as of the grant date:

	For the six months
	ended June 30,
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

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense associated with stock options and non-vested stock awards and the related income tax benefit was as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014
Stock options	$258	$196	$539	$431
Non-vested stock awards/performance units	869	578	1,697	1,136
Total	$1,127	$774	$2,236	$1,567
Income tax benefit	88	222	727	464
Proceeds from stock option exercises			2,745	1,448

Unrecognized stock-based compensation expense was as follows:

June 30, 2015
Stock options	$1,171
Non-vested stock awards/performance units	5,846
Total	$7,017

The weighted average period over which unrecognized stock options is expected to be recognized is 1.63 years. The weighted average period over which unrecognized non-vested awards/performance units is expected to be recognized is 1.80 years.

(11) Pension and Other Post Retirement Plans

Net pension (benefit) expense and post-retirement expense, which is recorded in compensation and employee benefits expense in the consolidated income statements, is comprised of the following:

	Pension plan		Other post retirement plans
	For the three months ended		For the three months ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$—	$—	$1	$11
Interest cost	589	266	120	32
Expected return on plan assets	(729)	(116)	—	—
Net amortization and deferral	91	32	40	18
Charge (benefit) on settlement of a portion of defined benefit plan	—	(236)	—	—
Total (benefit) expense	$(49)	$(54)	$161	$61

	Pension plan		Other post retirement plans
	For the six months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$—	$—	$3	$23
Interest cost	1,177	1,643	239	65
Expected return on plan assets	(1,458)	(1,817)	—	—
Net amortization and deferral	182	80	77	36
Charge (benefit) on settlement of a portion of defined benefit plan	—	1,116	—	—
Total (benefit) expense	$(99)	$1,022	$319	$124

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

The Company’s common stock was not a pension plan asset at June 30, 2015 or December 31, 2014. The Company does not anticipate that a contribution will be made to the pension plan in 2015. The plan’s over funded status was $15,702 at June 30, 2015 compared to $14,290 at December 31, 2014. The over funded status is included in other assets in the consolidated balance sheet.

The Company’s other post retirement plans include a non-qualified Supplemental Executive Retirement Plan (“SERP”) that provides certain officers and executives with supplemental retirement benefits in addition to the benefits provided by the pension plan. The Company contributed $53 and $51 to fund SERP benefits during the six months ended June 30, 2015 and 2014, respectively. Total post retirement plan liabilities were $25,451 at June 30, 2015, which included $13,868 of SERP liabilities assumed in the HVB Merger which are included in other liabilities in the consolidated balance sheet. In connection with the HVB Merger, the Company terminated the Hudson Valley SERP as of the acquisition date. Plan participants received a lump-sum cash payment in July 2015 and all plan obligations were satisfied.

(12) Other Non-interest Expense

Other non-interest expense items are presented in the following table. Components exceeding 1% of the aggregate of total net interest income and total non-interest income are presented separately.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Other non-interest expense:
Advertising and promotion	$596	$963	$1,072	$1,385
Professional fees	2,096	1,683	4,013	3,183
Data and check processing	1,568	1,117	3,716	1,780
Insurance & surety bond premium	481	676	1,129	1,313
Charge for asset write-downs	28,055	2,321	29,026	2,321
Other	3,786	3,566	7,449	9,096
Total other non-interest expense	$36,582	$10,326	$46,405	$19,078

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

(13) Earnings Per Common Share

Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net (loss) earnings allocated to common stock by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Non-vested stock awards are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as holders of the Company’s common stock. Diluted earnings per common share is computed using the weighted average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. The Company’s dilutive securities include stock options and non-participating performance based stock awards.

The following table presents a reconciliation of net (loss) income available to common stockholders, net (loss) earnings allocated to common stock and the number of shares used in the calculation of basic and diluted (loss) earnings per common share:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic:
Net (loss) income	$(7,646)	$15,011	$9,130	$25,343
Less: (Loss) earnings allocated to participating securities	(38)	92	59	156
Net (loss) earnings attributable to common stock	(7,608)	14,919	9,071	25,187

Distributed earnings allocated to common stock	6,330	5,816	12,164	11,633
Undistributed earnings allocated to common stock	(13,938)	9,103	(3,093)	13,554
Net (loss) earnings attributable to common stock	$(7,608)	$14,919	$9,071	$25,187

Weighted average total shares outstanding	91,565,972	83,580,050	89,712,796	83,539,135
Less: Weighted average participating securities	544,256	513,112	535,619	515,773
Weighted average common shares outstanding	91,021,716	83,066,938	89,177,177	83,023,362

Basic (loss) earnings per common share	(0.08)	$0.18	0.10	$0.30

Diluted:
Net (loss) earnings attributable to common stock	$(7,608)	$14,919	$9,071	$25,187
Weighted average common shares outstanding	91,021,716	83,066,938	89,177,177	83,023,362
Dilutive effect of stock-based compensation	—	226,085	386,992	261,019
Weighted average diluted shares outstanding	91,021,716	83,293,023	89,564,169	83,284,381

Diluted (loss) earnings per common share	$(0.08)	$0.18	$0.10	$0.30

Dividends per common share	$0.07	$0.07	$0.14	$0.14

As of June 30, 2015 and June 30, 2014, 117,537 and 562,810 weighted average common shares that could be exercised under stock option plans were anti-dilutive for the three month periods, respectively. As of June 30, 2015 and June 30, 2014, 115,227 and 658,769 weighted average common shares that could be exercised under stock option plans were anti-dilutive for the six month periods, respectively. Anti-dilutive shares are not included in determining diluted earnings per share.

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

The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital (as defined in the regulations), Tier 1 capital (as defined in the regulations) and Total capital (as defined in the regulations) to risk-weighted assets (as defined, “RWA”), and of Tier 1 capital to adjusted quarterly average assets (as defined).

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

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 (as defined in the regulations) capital for both the Company and the Bank includes a permissible portion of the allowance for loan losses. Prior to January 1, 2015, the Company’s and the Bank’s Tier 1 capital consisted of total shareholders’ equity excluding accumulated other comprehensive income, goodwill and other intangible assets.

The Common Equity Tier 1 (beginning in 2015), Tier 1 and Total capital ratios are calculated by dividing the respective capital amounts by RWA. RWA is calculated based on regulatory requirements and includes total assets, excluding goodwill and other intangible assets, allocated by risk weight category, and certain off-balance-sheet items, among other things.

The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets, among other things.When fully phased-in on January 1, 2019, the Basel III Capital Rules will require the Company and the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 capital to RWA of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to RWA of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to RWA of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to RWA of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to adjusted quarterly average assets.

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

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to RWA above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The following table presents actual and required capital ratios as of June 30, 2015 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III phase-in schedule		Minimum capital required - Basel III fully phased-in		Required to be considered well capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
June 30, 2015
Common equity tier 1 to RWA:
Sterling National Bank	$1,015,470	11.98%	$381,504	4.50%	$593,451	7.00%	$551,061	6.50%
Sterling Bancorp	946,561	11.12	329,594	4.50	595,742	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	1,015,470	11.98%	508,672	6.00%	720,619	8.50%	678,229	8.00%
Sterling Bancorp	946,561	11.12	510,636	6.00	723,400	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	1,060,332	12.51%	678,229	8.00%	890,176	10.50%	847,787	10.00%
Sterling Bancorp	991,423	11.65	680,847	8.00	893,612	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	1,015,470	13.82%	293,915	4.00%	293,915	4.00%	367,393	5.00%
Sterling Bancorp	946,561	12.92	292,972	4.00	292,972	4.00	N/A	N/A

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

As of June 30, 2015, capital levels at the Bank and the Company exceeded all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. Based on the ratios presented above, capital levels as of June 30, 2015 at the Bank and the Company exceed the minimum levels necessary to be considered “well-capitalized”.

The Bank and the Company are subject to the regulatory capital requirements administered by the Federal Reserve, and, for the Bank, the Office of the Comptroller of the Currency. Regulatory authorities can initiate certain mandatory actions if the Bank or the Company fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of June 30, 2015, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

(b) Dividend Restrictions
The Company is mainly dependent upon dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that fiscal year combined with the retained net profits for the preceding two fiscal years. Under the foregoing dividend restrictions and while maintaining its “well-capitalized” status, at June 30, 2015, the Bank had capacity to pay aggregate dividends of up to $33,049 to the Company without prior regulatory approval.

(c) Capital Raise
On February 11, 2015, the Company completed a public offering of 6.9 million shares of common stock at an offering price of $13.00 per share for gross proceeds of approximately $89,700, and net proceeds, after underwriting discounts, commissions and other costs of issuance of $85,059.

(d) Stock Repurchase Plans
From time to time, the Company’s board of directors has authorized stock repurchase plans. The Company has 776,713 shares that are available to be purchased under the currently announced stock repurchase program. There were no shares repurchased under the repurchase program during the six months ended June 30, 2015 or June 30, 2014.

(e ) Liquidation Rights
Upon completion of the second-step conversion in January 2004, the Bank established a special “liquidation account” in accordance with Office of Comptroller of the Currency regulations. The account was established for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders (as defined in the plan of conversion) in an amount equal to the greater of (i) the Mutual Holding Company’s (as defined in the plan of conversion) ownership interest in the retained earnings of the Bank as of the date of its latest balance sheet contained in the prospectus, or (ii) the retained earnings of the Bank at the time that the Bank reorganized into the Mutual Holding Company in 1999. Each Eligible Account Holder and Supplemental Eligible Account Holder that continues to maintain his or her deposit account at the Bank would be entitled, in the event of a complete liquidation of the Bank, to a pro rata interest in the liquidation account prior to any payment to the stockholders of the Company. The liquidation account is reduced annually on September 30 to the extent that Eligible Account Holders and Supplemental Eligible Account Holders have reduced their qualifying deposits as of each anniversary date. At June 30, 2015, the liquidation account had a balance of $13,300. Subsequent increases in deposits do not restore such account holder’s interest in the liquidation account. The Bank may not pay cash dividends or make other capital distributions if the effect thereof would reduce its stockholder’s equity below the amount of the liquidation account.

(f) Impact of HVB Merger
On June 30, 2015, the Company completed the HVB Merger. In connection with the HVB Merger, the Company issued 38.5 million common shares to HVHC shareholders which resulted in an increase of $563,624 in stockholders’ equity.

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

The contractual or notional amounts of these instruments, which reflect the extent of the Company’s involvement in particular classes of off-balance sheet financial instruments, are summarized as follows:

	June 30,	December 31,
	2015	2014
Loan origination commitments	$322,742	$208,486
Unused lines of credit	574,368	332,295
Letters of credit	80,730	83,316

(b) Lease Commitments
The Company leases certain premises and equipment under operating leases with terms expiring through January 2034. Included in occupancy and office operations expense was net rent expense of $1,728 and $1,908 during the three months ended June 30, 2015 and 2014, respectively, and net rent expense of $3,305 and $3,894 during the six months ended June 30, 2015 and 2014. Future minimum lease payments due under non-cancelable operating leases at June 30, 2015 were as follows:

Remainder of 2015	$6,618
2016	12,252
2017	11,311
2018	10,091
2019	7,568
2020 and thereafter	34,268
$82,108

(c) Litigation
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

There can be no assurance as to the ultimate outcome of a legal proceeding; however, the Company and the Bank have generally denied, liability in all significant litigation pending against us, including the matter described below, and we intend to defend vigorously each case, other than matters we determine are appropriate to be settled. We accrue a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims.
On November 25, 2014, an action captioned Graner v. Hudson Valley Holding Corp., et al., Index No. 70348/2014 (Sup. Ct., Westchester Cnty.), was filed on behalf of a putative class of HVHC (as defined below) shareholders against HVHC, its current directors, and Sterling. On January 7, 2015, the plaintiff filed an amended complaint. As amended, the complaint alleges that the HVHC board of directors breached its fiduciary duties by agreeing to the HVB Merger and certain terms of the HVB Merger agreement and by failing to disclose all material information concerning the HVB Merger to the HVHC shareholders. The complaint further alleges that Sterling aided and abetted those alleged fiduciary breaches. The action sought, among other things, an order enjoining the operation of certain provisions of the HVB Merger agreement, enjoining any shareholder vote on the HVB Merger, as well as other equitable relief and/or monetary damages in the event that the HVB Merger is consummated.
On April 9, 2015, the parties entered into a memorandum of understanding (the “MOU”) regarding the settlement of the putative class action. Under the terms of the MOU, the Company, HVHC, the other named defendants and the plaintiff reached an agreement in principle to settle the action. Pursuant to the terms of the MOU, the plaintiff agreed to release the defendants from all claims relating to the HVB Merger in exchange for certain additional disclosure to the HVHC shareholders, which disclosure was made on April 13, 2015 by HVHC via filing with the Securities and Exchange Commission on Form 8-K. Under the terms of the MOU, plaintiff’s counsel also has reserved the right to seek an award of attorneys’ fees and expenses. The settlement is subject to approval by the Court, and, if the Court approves the settlement contemplated by the MOU, the action will be dismissed with prejudice. The settlement will not affect the merger consideration to be paid to HVHC’s shareholders pursuant to, and subject to the conditions set forth in, the

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

HVB Merger agreement. The HVB Merger agreement and the HVB Merger were approved by the Company’s stockholders at a special meeting held on April 28, 2015 and by HVHC’s shareholders at a special meeting held on April 30, 2015, The Company, HVHC and the other defendants deny all of the allegations made by the plaintiff. Nevertheless, the Company, HVHC and the other defendants have agreed to settle the action in order to avoid the costs, disruption and distraction of further litigation.

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

At June 30, 2015, we do not believe any of our securities are OTTI; however, we review all of our securities on at least a quarterly basis to assess whether impairment, if any, is OTTI.

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

A summary of assets and liabilities at June 30, 2015 measured at estimated fair value on a recurring basis is as follows:

	June 30, 2015
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$1,094,552	$—	$1,094,552	$—
CMO/Other MBS	236,410	—	236,410	—
Total residential MBS	1,330,962	—	1,330,962	—
Federal agencies	178,060	—	178,060	—
Corporate bonds	326,301	—	326,301	—
State and municipal	199,256	—	199,256	—
Trust preferred	38,054	—	38,054	—
Other	8,781	—	8,781	—
Total other securities	750,452	—	741,671	—
Total available for sale securities	2,081,414	—	2,072,633	—
Swaps	1,437	—	1,437	—
Total assets	$2,082,851	$—	$2,074,070	$—
Liabilities:
Swaps	1,437	—	1,437	—
Total liabilities	$1,437	$—	$1,437	$—

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

A summary of assets and liabilities at December 31, 2014 measured at estimated fair value on a recurring basis is as follows:

	December 31, 2014
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$533,663	$—	$533,663	$—
CMO/Other MBS	84,838	—	84,838	—
Total residential MBS	618,501	—	618,501	—
Federal agencies	147,156	—	147,156	—
Corporate bonds	204,831	—	204,831	—
State and municipal	132,065	—	132,065	—
Trust preferred	38,293	—	38,293	—
Total investment securities available for sale	522,345	—	522,345	—
Total available for sale securities	1,140,846	—	1,140,846	—
Swaps	1,332	—	1,332	—
Total assets	$1,142,178	$—	$1,142,178	$—
Liabilities:
Swaps	1,332	—	1,332	—
Total liabilities	$1,332	$—	$1,332	$—

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

The Company may record adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. These adjustments also include certain impairment amounts for collateral dependent loans calculated in accordance with FASB ASC Topic 310 – Receivables when establishing the allowance for loan losses. Impairment amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated impairment amount applicable to that loan does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable by market participants. However, due to the substantial judgment applied and limited volume of activity as compared to other assets, fair value is based on Level 3 inputs. Estimates of fair value used for collateral supporting commercial loans generally are based on assumptions not observable in the market place and are also based on Level 3 inputs. Impaired loans are evaluated on at least a quarterly basis for additional impairment and their carrying values are adjusted as needed. Loans subject to non-recurring fair value measurements were $29,894 and $35,597 at June 30, 2015 and June 30, 2014, respectively. Changes in fair value recognized as a charge-off on loans held by the Company were $280 and $871 for the six months ended June 30, 2015 and 2014, respectively.

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

A summary of impaired loans at June 30, 2015 measured at estimated fair value on a non-recurring basis is the following:

	June 30, 2015
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial real estate	$1,892	$—	$—	$1,892
Acquisition, development and construction	2,772	—	—	2,772
Total impaired loans measured at fair value	$4,664	$—	$—	$4,664

A summary of impaired loans at December 31, 2014 measured at estimated fair value on a non-recurring basis is the following:

	December 31, 2014
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial & industrial	$65	$—	$—	$65
Commercial real estate	1,950	—	—	1,950
Acquisition, development and construction	3,800	—	—	3,800
Total impaired loans measured at fair value	$5,815	$—	$—	$5,815

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

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing rights. In accordance with FASB ASC Topic 860 - Transfers and Servicing, the Company must record impairment charges on a non-recurring basis, when the carrying value exceeds the estimated fair value. To estimate the fair value of servicing rights, the Company utilizes a third-party, which on a quarterly basis, considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights. Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds. The determination of fair value of servicing rights relies upon Level 3 inputs. The fair value of mortgage servicing rights at June 30, 2015 and December 31, 2014 were $1,351 and $1,456, respectively.

OREO - Assets Taken in Foreclosure of Defaulted Loans
Assets taken in foreclosure of defaulted loans are initially recorded at fair value less costs to sell when acquired, which establishes a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less costs to sell and are primarily comprised of commercial and residential real estate property and upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset. The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the market place. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. The fair value is derived using Level 3 inputs. Appraisals are reviewed by our credit department, our external loan review consultant and verified by officers in our credit administration area. Assets taken in foreclosure of defaulted loans and facilities held for sale subject to non-recurring fair value measurement were $9,575 and $5,867 at June 30, 2015 and December 31, 2014, respectively. There were no write downs related to changes in fair value for those foreclosed assets held by the Company during the six months ended June 30, 2015 and June 30, 2014.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

Significant Unobservable Inputs to Level 3 Measurements
The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets at June 30, 2015:

Non-recurring fair value measurements	Fair value	Valuation technique	Unobservable input / assumptions	Range (1) (weighted average)
Impaired loans:
Commercial real estate	$1,892	Appraisal	Adjustments for comparable properties	22.0% (22.0%)
Acquisition, development & construction	2,772	Appraisal	Adjustments for comparable properties	10.0% - 22.0% (13.5%)
Assets taken in foreclosure:
Residential mortgage	1,768	Appraisal	Adjustments by management to reflect current conditions/selling costs	10.0% - 22.0% (21.6%)
Commercial real estate(2)	4,799	Appraisal	Adjustments by management to reflect current conditions/selling costs	10.0% - 22.0% (22.0%)
Acquisition, development & construction	1,715	Appraisal	Adjustments by management to reflect current conditions/selling costs	10.0% - 22.0% (22.0%)
Mortgage servicing rights	1,351	Third-party	Discount rates	8.3% - 11.3% (9.4%)
		Third-party	Prepayment speeds	100 - 476 (191)
(1) Represents range of discount factors applied to the appraisal to determine fair value. The amounts used for mortgage servicing rights are discounts applied by a third-party valuation provider, which the Company believes are appropriate.

(2) Excludes $1,293 of commercial properties that are former financial centers that were closed and are now held for sale. These assets were not taken in foreclosure and their fair value is determined by third-party appraisals and our internal assessment of the market for this type of real estate.

Fair Values of Financial Instruments
FASB Codification Topic 825 - Financial Instruments, requires disclosure of fair value information for those financial instruments for which it is practicable to estimate fair value, whether or not such financial instruments are recognized in the consolidated financial statements for interim and annual periods. Fair value is the amount for which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

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

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of June 30, 2015:

	June 30, 2015
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$366,427	$366,427	$—	$—
Securities available for sale	2,081,414	—	2,081,414	—
Securities held to maturity	585,196	—	595,648	—
Portfolio loans, net	7,191,270	—	—	7,285,983
Loans held for sale	73,523	—	73,523	—
Accrued interest receivable on securities	10,988	—	10,988	—
Accrued interest receivable on loans	18,027	—	—	18,027
FHLB stock and FRB stock	74,233	—	—	—
Swaps	1,437	—	1,437	—
Financial liabilities:
Non-maturity deposits	(8,253,333)	(8,253,333)	—	—
Certificates of deposit	(582,828)	—	(582,908)	—
FHLB borrowings	(777,047)	—	(791,697)	—
Other borrowings	(39,181)	—	(39,181)	—
Senior notes	(98,693)	—	(100,668)	—
Mortgage escrow funds	(12,142)	—	(12,140)	—
Accrued interest payable on deposits	(428)	—	(428)	—
Accrued interest payable on borrowings	(4,254)	—	(4,254)	—
Swaps	(1,437)	—	(1,437)	—

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of December 31, 2014:

	December 31, 2014
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$121,520	$121,520	$—	$—
Securities available for sale	1,140,846	—	1,140,846	—
Securities held to maturity	572,337	—	586,346	—
Portfolio loans, net	4,773,267	—	—	4,783,508
Loans held for sale	46,599	—	46,599	—
Accrued interest receivable on securities	7,742	—	7,742	—
Accrued interest receivable on loans	11,559	—	—	11,559
FHLB stock and FRB stock	75,437	—	—	—
Swaps	1,332	—	1,332	—
Financial liabilities:
Non-maturity deposits	(4,731,481)	(4,731,481)	—	—
Certificates of deposit	(480,844)	—	(480,621)	—
FHLB borrowings	(1,003,209)	—	(1,019,690)	—
Other borrowings	(9,846)	—	(9,846)	—
Senior notes	(98,498)	—	(100,769)	—
Mortgage escrow funds	(4,167)	—	(4,167)	—
Accrued interest payable on deposits	(329)	—	(329)	—
Accrued interest payable on borrowings	(4,354)	—	(4,354)	—
Swaps	(1,332)	—	(1,332)	—

The following paragraphs summarize the principal methods and assumptions used by the Company to estimate the fair value of the Company’s financial instruments:

Loans
The estimated fair value approximates carrying value for variable-rate loans that reprice frequently and with no significant change in credit risk. The fair value of fixed-rate loans and variable-rate loans which reprice on an infrequent basis is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality. An overall valuation adjustment is made for specific credit risks, as well as general portfolio credit risk.

FHLB of New York Stock and FRB Stock
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

The fair values of the Company’s off-balance-sheet financial instruments described in the “Off-Balance Sheet Financial Instruments” section of Note 15. “Commitments and Contingencies” were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At June 30, 2015 and December 31, 2014, the estimated fair value of these instruments approximated the related carrying amounts, which were not material.

Accrued interest receivable/payable
The carrying amounts of accrued interest approximate fair value and are classified in accordance with the related instrument.

(17) Accumulated Other Comprehensive (Loss) Income

Components of accumulated other comprehensive (loss) income (“AOCI”) were as follows as of the dates shown below:

	June 30,	December 31,
	2015	2014
Net unrealized holding gain on available for sale securities	$(4,071)	$2,256
Related income tax (expense)	1,730	(959)
Available for sale securities AOCI, net of tax	(2,341)	1,297
Net unrealized holding loss on securities transferred to held to maturity	(7,814)	(8,638)
Related income tax benefit	3,321	3,671
Securities transferred to held to maturity AOCI, net of tax	(4,493)	(4,967)
Net unrealized holding loss on retirement plans	(11,073)	(11,445)
Related income tax benefit	4,706	4,864
Retirement plans AOCI, net of tax	(6,367)	(6,581)
Accumulated other comprehensive loss	$(13,201)	$(10,251)

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

The following table presents the changes in each component of accumulated other comprehensive income for the six months ended June 30, 2015 and 2014:

	Net unrealized holding gain (loss) on AFS securities	Net unrealized holding gain (loss) on securities transferred to held to maturity	Net unrealized holding gain (loss) on retirement plans	Total
Three months ended June 30, 2015
Balance beginning of the period	$6,382	$(4,657)	$(6,464)	$(4,739)
Other comprehensive gain before reclassification	(9,124)	—	—	(9,124)
Amounts reclassified from AOCI	401	164	97	662
Total other comprehensive (loss) income	(8,723)	164	97	(8,462)
Balance at end of period	$(2,341)	$(4,493)	$(6,367)	$(13,201)
Three months ended June 30, 2014
Balance beginning of the period	$(5,647)	$(5,479)	$(3,159)	$(14,285)
Other comprehensive gain before reclassification	5,666	—	—	5,666
Amounts reclassified from AOCI	686	176	(15)	847
Total other comprehensive income (loss)	6,352	176	(15)	6,513
Balance at end of period	$705	$(5,303)	$(3,174)	$(7,772)
Location in statement of operations where reclassification from AOCI is included	Net gain (loss) on sale of securities	Interest income on securities	Compensation and benefits expense

The following table presents the changes in each component of accumulated other comprehensive (loss) income for the six months ended June 30, 2015 and 2014:

	Net unrealized holding gain (loss) on AFS securities	Net unrealized holding gain (loss) on securities transferred to held to maturity	Net unrealized holding gain (loss) on retirement plans	Total
Six months ended June 30, 2015
Balance beginning of the period	$1,297	$(4,967)	$(6,581)	$(10,251)
Other comprehensive gain before reclassification	(4,921)	—	—	(4,921)
Amounts reclassified from AOCI	1,283	474	214	1,971
Total other comprehensive (loss) income	(3,638)	474	214	(2,950)
Balance at end of period	$(2,341)	$(4,493)	$(6,367)	$(13,201)
Six months ended June 30, 2014
Balance beginning of the period	$(11,395)	$(5,659)	$(2,411)	$(19,465)
Other comprehensive gain before reclassification	11,380	—	—	11,380
Amounts reclassified from AOCI	720	356	(763)	313
Total other comprehensive income (loss)	12,100	356	(763)	11,693
Balance at end of period	$705	$(5,303)	$(3,174)	$(7,772)
Location in statement of operations where reclassification from AOCI is included	Net gain (loss) on sale of securities	Interest income on securities	Compensation and benefits expense

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

(18) Recently Issued Accounting Standards Not Yet Adopted

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, FASB deferred the effective date of the ASU by one year which means ASU 2014-09 will be effective for the Company on January 1, 2018. The Company is currently evaluating the potential impact of ASU 2014-09 on its consolidated financial statements.

ASU 2014-11, “Transfers and Servicing (Topic 860).” ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 became effective for the Company on January 1, 2015 and did not have a significant impact on its consolidated financial statements. The new disclosures required by ASU 2014-11 are in Note 7. “Borrowings and Senior Notes”.

ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from GAAP the concept of extraordinary items, which, among other things, requires an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. As permitted, the Company adopted ASU 2015-01 effective January 1, 2015 and its adoption did not have a significant impact on its consolidated financial statements.

ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 implements changes to both the variable interest consolidation model and the voting interest consolidation model. ASU 2015-02 (i) eliminates certain criteria that must be met when determining when fees paid to a decision maker or service provider do not represent a variable interest, (ii) amends the criteria for determining whether a limited partnership is a variable interest entity and (iii)  eliminates the presumption that a general partner controls a limited partnership in the voting model. ASU 2015-02 will be effective for the Company on January 1, 2016 and is not expected to have a significant impact on its consolidated financial statements.

ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 will be effective for the Company on January 1, 2016, though early adoption is permitted. ASU 2015-03 is not expected to have a significant impact on its consolidated financial statements.

ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 addresses accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service, (ii) platform as a service, (iii) infrastructure as a service and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for the Company on January 1, 2016 and is not expected to have a significant impact on its consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Sterling (for purposes of this Item 2, “we,” “our” and “us”) make statements in this report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses and/or other financial, business or strategic matters regarding or affecting us that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “outlook,” “target,” “estimate,” “forecast,” “project” by future conditional verbs such as “will,” “should,” “would,” “could” or “may,” or by variations of such words or by similar expressions. These statements are not historical facts, but instead represent our current expectations, plans or forecasts and are based on the beliefs and assumptions of management and the information available to management at the time that these disclosures were prepared.

Forward-looking statements are subject to numerous assumptions, risks (both known and unknown) and uncertainties, and other factors which change over time. Forward-looking statements speak only as of the date they are made. We do not assume any duty and do not undertake to update our forward-looking statements. Because forward-looking statements are subject to assumptions, risks, uncertainties, and other factors, actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements and future results could differ materially from our historical performance.

The factors described in our Transition Report on Form 10-K filed March 6, 2015 under Item 1A, Risk Factors, or otherwise described in our filings with the Securities and Exchange Commission (“SEC”), provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations expressed in our forward-looking statements, including but not limited to:

•
our ability to successfully implement growth, expense reduction and other strategic initiatives and to integrate and fully realize cost savings and other benefits we estimate in connection with acquisitions generally;

•	a deterioration in general economic conditions, either nationally, internationally, or in our market areas, including extended declines in the real estate market and constrained financial markets;

•	the possibility that the benefits anticipated from the HVB Merger will not be fully realized, and other risks in connection with the integration of HVHC;

•
as a result of the HVB Merger, the Bank’s total assets exceed $10 billion, which will make the Bank subject to regulatory oversight by the Consumer Financial Protection Bureau and; the Bank will also become subject to provisions of the Durbin Amendment, which will impact the Bank’s debit card interchange fees;

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

Overview and Management Strategy
Sterling and its principal subsidiary, the Bank, specialize in the delivery of service and solutions to business owners, their families and consumers within the communities we serve through teams of dedicated and experienced relationship managers. The Bank offers a complete line of commercial, business and consumer banking products and services. Our financial condition and results of operations are discussed herein on a consolidated basis with the Bank and certain other subsidiaries. References to we, us, our, or the Company may signify or include the Bank, depending on the context.

STERLING BANCORP AND SUBSIDIARIES

We focus our efforts on generating core deposit relationships, and originating high quality commercial, commercial mortgage, residential mortgage and consumer loans mainly for our held-for-investment portfolio. We also utilize excess funding to purchase and hold investment securities. Our ability to gather low cost, core deposits allows us to compete for, and originate loans at an interest rate spread over our cost of funding and generate attractive risk-adjusted returns. Our strategic objectives include generating sustainable growth in revenues and earnings by increasing new client acquisitions, expanding existing client relationships, improving asset quality and increasing operating efficiency. To achieve these goals, we are focusing on specific target markets, which include small and middle market commercial clients and consumer clients, expanding our delivery and distribution channels, creating a high productivity performance culture, controlling our operating costs and proactively managing enterprise risk. Our goal is to create a full service commercial bank that achieves top-tier performance on return on equity, return on assets and earnings per share.

The Bank targets the following geographic markets: (i) the New York Metro Market, which includes Manhattan, the boroughs and Long Island; and (ii) the New York Suburban Market, which consists of Rockland, Orange, Sullivan, Ulster, Putnam, Westchester and other counties in New York and Bergen County and other counties in northern New Jersey. Our specialty lending businesses, which include asset-based lending, factoring, payroll finance, equipment finance, residential mortgage warehouse lending, residential mortgage banking and municipal finance also generate loans and deposits in other markets across the United States. We believe the Bank operates in an attractive footprint that presents us with significant opportunities to execute our strategy. Based on data from Oxxford Information Technology, we estimate the total number of small-to-middle market businesses in our immediate footprint exceeds 550,000.

As of June 30, 2015,  the Company had 27 commercial relationship teams and 59 financial centers. During the six months ended June 30, 2015, the Company continued its financial center consolidation strategy and exited two locations. In connection with the HVB Merger, the Company will consolidate 10 additional locations. The Company intends to re-allocate capital and resources from these consolidations to continue executing its differentiated, single point of contact distribution strategy to our core target of small and middle market commercial and consumer clients. We anticipate we will continue to grow our number of commercial relationship teams by 3 - 5 teams annually and will continue to reduce our financial center locations through additional consolidations.

Recent Developments
On June 30, 2015, we completed the HVB Merger. The HVB Merger is consistent with our strategy of expanding in the greater New York metropolitan region and beyond and building a diversified company with significant commercial and consumer banking capabilities. We believe the HVB Merger will create a larger, more efficient and more profitable bank by combining our differentiated team-based distribution channels with HVHC’s strong presence and deposit base in Westchester County. We anticipate that the HVB Merger will allow us to accelerate loan growth, increase our ability to gather low cost core deposits and generate substantial cost savings and revenue enhancement opportunities.

On February 11, 2015, the Company issued 6,900,000 shares of its $0.01 par value common stock to institutional investors at $13.00 per share. The offering was made pursuant to a Registration Statement on Form S-3 filed with the SEC on February 4, 2015. The Company received proceeds net of underwriting discounts, commissions and expenses of $85.1 million. The net proceeds were used for general corporate purposes and the funding of acquisitions of specialty commercial lending businesses, including the acquisition of Damian, a payroll finance services provider, which closed on February 27, 2015, and the acquisition of factoring assets from the FCC Acquisition, which closed on May 7, 2015. The Company continues to evaluate potential acquisition opportunities of specialty commercial lending businesses.

Results in the second quarter of 2015 reflect the ongoing execution of our strategy and the positive impact the Provident Merger integration has had on our operating efficiency. During the quarter, our core operating efficiency ratio was 52.6%, which represented an improvement of 520 basis points relative to the quarter ended June 30, 2014. Core operating efficiency ratio is a non-GAAP measure that is reconciled on page 72. We anticipate we will continue to identify and execute additional operating efficiencies related to the Provident Merger and will be able to achieve the anticipated operating efficiencies in the HVB Merger and other acquisitions.

Critical Accounting Policies
Our accounting and reporting policies are prepared in accordance with GAAP and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting policies related to the allowance for loan losses; business combinations, goodwill, trade names and other intangible assets, deferred income taxes, and interest income are considered to be critical, as these

STERLING BANCORP AND SUBSIDIARIES

policies involve considerable subjective judgment and estimation by management. For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned “Critical Accounting Policies” and “Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2014 Transition Report on Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies this year.

STERLING BANCORP AND SUBSIDIARIES

Selected financial condition data, income statement data, per share data, performance ratios, capital ratios, and asset quality data and ratios for the comparable periods were as follows:

	At or for the three months ended June 30,		At or for the six months ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Selected financial condition data:
Period end:
Total assets	$11,566,382	$7,250,729	$11,566,382	$7,250,729
Portfolio loans, net (3)	7,191,270	4,522,274	7,191,270	4,522,274
Securities available for sale	2,081,414	1,160,510	2,081,414	1,160,510
Securities held to maturity	585,196	570,470	585,196	570,470
Deposits	8,836,161	5,102,457	8,836,161	5,102,457
Borrowings	914,921	1,061,777	914,921	1,061,777
Stockholders’ equity	1,623,110	953,433	1,623,110	953,433
Average:
Total assets	$8,049,220	$7,048,328	$7,745,454	$6,898,768
Portfolio loans, net (3)	5,205,806	4,315,758	5,007,388	4,179,984
Securities available for sale	1,330,772	1,240,647	1,252,034	1,221,272
Securities held to maturity	577,644	543,277	576,710	526,396
Deposits	5,634,470	5,174,274	5,493,098	5,116,966
Borrowings	1,234,958	820,607	1,096,153	740,989
Stockholders’ equity	1,100,897	944,476	1,066,544	943,686
Selected income statement data:
Interest and dividend income	$71,947	$65,761	$138,619	$127,086
Interest expense	8,373	7,310	16,180	14,607
Net interest income	63,574	58,451	122,439	112,479
Provision for loan losses	3,100	5,950	5,200	10,750
Net interest income after provision for loan losses	60,474	52,501	117,239	101,729
Non-interest income	13,857	13,471	27,870	25,886
Non-interest expense	85,659	44,904	131,583	91,627
(Loss) income before income tax expense	(11,328)	21,068	13,526	35,988
Income tax expense	(3,682)	6,057	4,396	10,645
Net (loss) income	$(7,646)	$15,011	$9,130	$25,343
Per share data:
Basic earnings per share	$(0.08)	$0.18	$0.10	$0.30
Diluted earnings per share	(0.08)	0.18	0.10	0.30
Dividends declared per share	0.07	0.07	0.14	0.14
Tangible book value per share	6.70	6.20	6.70	6.20
Common shares outstanding:
Weighted average shares basic	91,565,972	83,580,050	89,712,796	83,539,135
Weighted average shares diluted	91,950,776	83,806,135	90,099,788	83,800,154
_________________________
See legend on the following page.

STERLING BANCORP AND SUBSIDIARIES

	At or for the three months ended June 30,		At or for the six months ended June 30,
	2015	2014	2015	2014

Performance ratios:
Return on average assets	(0.38)%	0.85%	0.24%	0.74%
Return on average equity	(2.79)	6.37	1.73	5.42
Net interest margin (1)	3.57	3.84	3.60	3.80
Core operating efficiency ratio(2)	52.6	57.8	54.4	59.5
Capital ratios (Company):
Equity to total assets at end of period	14.03%	13.15%	14.03%	13.15%
Average equity to average assets	13.68	13.40	13.81	13.68
Common equity Tier 1 to risk-weighted assets (“RWA”)
Tier 1 capital to RWA	11.12	10.46%	11.12	10.46%
Total capital to RWA	11.65	11.17	11.65	11.17
Tier 1 leverage ratio	12.92	8.14	12.92	8.14
Capital ratios (Bank):
Common equity Tier 1 to RWA	11.98%	11.12%	11.98%	11.12%
Tier 1 capital to RWA	11.98	12.17	11.98	12.17
Total capital to RWA	12.51	12.88	12.51	12.88
Tier 1 leverage ratio	13.82	9.42	13.82	9.42
Asset quality data and ratios:
Allowance for loan losses	$44,317	$36,350	$44,317	$36,350
Non-performing loans (“NPLs”)	69,030	56,798	69,030	56,798
Non-performing assets (“NPAs”)	78,605	61,815	78,605	61,815
Net charge-offs	1,667	1,615	3,257	5,012
NPAs to total assets	0.68%	0.85%	0.68%	0.85%
NPLs to total loans (3)	0.95	1.25	0.95	1.25
Allowance for loan losses as a % of NPLs	64.2	64.0	64.2	64.0
Allowance for loan losses as a % of total loans (3)	0.61	0.80	0.61	0.80
Net charge-offs as a % of average loans (annualized)	0.13	0.15	0.13	0.24
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

(2)	The core operating efficiency ratio is a non-GAAP measure and is reconciled on page 73.

(3)	Excludes loans held for sale.

STERLING BANCORP AND SUBSIDIARIES

Financial Impact of the HVB Merger
The selected financial condition data presented in the table above as of June 30, 2015 reflects balances related to the HVB Merger, including the issuance of approximately 38.5 million common shares in exchange for HVHC’s net assets. At June 30, 2015, HVHC’s total assets were $3.5 billion, which included $1.8 billion of loans, and total liabilities were $3.2 billion, which consisted mainly of deposits. These assets and liabilities were recorded at their estimated fair value as of the acquisition date. Average balances include HVHC balances for one of the 91 days in the quarter ended June 30, 2015. The operating results of HVHC are included as of June 30, 2015.

Due to organic growth and the HVB Merger, the Company’s average total assets will likely exceed $8.0 billion for the fiscal year 2015 and will therefore be subject to a higher effective tax rate under New York State tax law. The Company is in the process of evaluating its corporate structure and will likely dissolve several subsidiaries including Sterling REIT, Inc. and Grassy Sprain Real Estate Holding in fiscal 2015.

Results of Operations
We reported a net loss of $7.6 million, or $0.08 per common share, for the three months ended June 30, 2015, compared to net income of $15.0 million, or $0.18 per common share, in the same period a year ago. For the six months ended June 30, 2015, we reported net income of $9.1 million, or $0.10 per diluted share, compared to net income of $25.3 million, or $0.30 per common share, for the first six months of 2014. In connection with the HVB Merger, we incurred merger-related expense and other restructuring charges for the three months ended June 30, 2015 as follows:

•
Merger-related expense of $14.6 million, which mainly included charges for change-in-control payments, employee benefit plan terminations, financial and legal advisory fees and merger-related marketing expenses.

•
Other restructuring charges of $28.1 million, which were recorded as other non-interest expense on the consolidated statements of operations and mainly included charges for information technology services, contract terminations, impairments of leases and facilities and severance and retention compensation.

The table below summarizes the Company’s results of operations on a tax-equivalent basis. Tax equivalent adjustments are the result of increasing income from tax-free securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

STERLING BANCORP AND SUBSIDIARIES

Selected income statement data, return on average assets, return on average common equity and dividends per common share for the comparable periods follow:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Tax equivalent net interest income	$65,136	$59,932	$125,545	$115,400
Less tax equivalent adjustment	1,562	1,481	3,106	2,921
Net interest income	63,574	58,451	122,439	112,479
Provision for loan losses	3,100	5,950	5,200	10,750
Non-interest income	13,857	13,471	27,870	25,886
Non-interest expense	85,659	44,904	131,583	91,627
(Loss) income before income tax expense	(11,328)	21,068	13,526	35,988
Income tax (benefit) expense	(3,682)	6,057	4,396	10,645
Net (loss) income	$(7,646)	$15,011	$9,130	$25,343

Earnings per common share - basic	$(0.08)	$0.18	$0.10	$0.30
Earnings per common share - diluted	(0.08)	0.18	0.10	0.30
Dividends per common share	0.07	0.07	0.14	0.14
Return on average assets	(0.38)%	0.85%	0.24%	0.74%
Return on average equity	(2.8)	6.4	1.7	5.4
Average equity to average assets	13.68	13.40	13.77	13.68

STERLING BANCORP AND SUBSIDIARIES

Details of the changes in the various components of net income are further discussed below:

Net Interest Income is the the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 82.1%, 81.5%, 81.3% and 81.3% of total revenue in the three months and six months ended June 30, 2015 and 2014, respectively. Net interest margin is the ratio of taxable equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest bearing liabilities impact net interest income and net interest margin.

The Company is primarily funded by core deposits. As of June 30, 2015, the Company considered 92.3% of its total deposits as core deposits, and non-interest bearing demand deposits were 37.0% of our total deposits. This low cost funding base has had a positive impact on the Company’s net interest income and net interest margin and is expected to do so in a rising interest rate environment.

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

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended June 30,
	2015			2014
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest earning assets:
Commercial loans	$4,464,193	$51,805	4.65%	$3,580,094	$46,202	5.18%
Consumer loans	202,044	1,975	3.92%	199,626	2,125	4.27%
Residential mortgage loans	539,569	5,964	4.43%	536,038	5,862	4.39%
Total net loans (1)	5,205,806	59,744	4.60%	4,315,758	54,189	5.04%
Securities taxable	1,527,872	8,423	2.21%	1,444,507	8,005	2.22%
Securities non-taxable	380,544	4,462	4.70%	339,417	4,232	5.00%
Interest earning deposits	114,128	48	0.17%	104,304	76	0.29%
FRB and FHLB stock	81,317	832	4.10%	61,897	740	4.80%
Total securities and other earning assets	2,103,861	13,765	2.62%	1,950,125	13,053	2.68%
Total interest earning assets	7,309,667	73,509	4.03%	6,265,883	67,242	4.30%
Non-interest earning assets	739,553			782,445
Total assets	$8,049,220			$7,048,328
Interest bearing liabilities:
Demand deposits	$823,471	$207	0.10%	$712,051	$152	0.09%
Savings deposits (2)	802,956	482	0.24%	606,518	186	0.12%
Money market deposits	1,922,805	1,931	0.40%	1,625,335	1,423	0.35%
Certificates of deposit	536,394	739	0.55%	549,201	558	0.41%
Total interest bearing deposits	4,085,626	3,359	0.33%	3,493,105	2,319	0.27%
Senior notes	98,629	1,473	5.99%	98,247	1,498	6.12%
Other borrowings	1,136,329	3,541	1.25%	703,510	3,134	1.79%
Subordinated debentures	—	—	—%	18,850	359	7.64%
Total interest bearing liabilities	5,320,584	8,373	0.63%	4,313,712	7,310	0.68%
Non-interest bearing deposits	1,548,844			1,681,169
Other non-interest bearing liabilities	78,895			108,971
Total liabilities	6,948,323			6,103,852
Stockholders’ equity	1,100,897			944,476
Total liabilities and stockholders’ equity	$8,049,220			$7,048,328
Net interest rate spread (3)			3.40%			3.62%
Net interest earning assets (4)	$1,989,083			$1,952,171
Net interest margin		65,136	3.57%		59,932	3.84%
Less tax equivalent adjustment		(1,562)			(1,481)
Net interest income		$63,574			$58,451
Ratio of interest earning assets to interest bearing liabilities	137.4%			145.3%
_____________________
See legend on following page.

STERLING BANCORP AND SUBSIDIARIES

	For the six months ended June 30,
	2015			2014
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest earning assets:
Commercial loans	$4,270,592	$99,560	4.70%	$3,440,674	$88,456	5.18%
Consumer loans	201,278	4,086	4.09%	199,729	4,293	4.33%
Residential mortgage loans	535,518	11,369	4.28%	539,581	11,752	4.39%
Total net loans (1)	5,007,388	115,015	4.63%	4,179,984	104,501	5.04%
Securities taxable	1,454,275	16,055	2.23%	1,415,683	15,578	2.22%
Securities tax exempt	374,469	8,873	4.78%	331,984	8,346	5.07%
Interest earning deposits	113,643	88	0.16%	143,632	197	0.28%
FRB and FHLB Stock	74,853	1,694	4.56%	54,961	1,385	5.08%
Total interest earnings assets	7,024,628	141,725	4.07%	6,126,244	130,007	4.28%
Non-interest earning assets	720,826			772,524
Total assets	$7,745,454			$6,898,768
Interest bearing liabilities:
Demand deposits	$799,724	$347	0.09%	$736,594	$310	0.08%
Savings deposits (2)	784,803	1,135	0.29%	609,806	397	0.13%
Money market deposits	1,887,518	3,601	0.38%	1,544,007	2,828	0.37%
Certificates of deposit	494,661	1,369	0.56%	565,798	1,178	0.42%
Total interest bearing deposits	3,966,706	6,452	0.33%	3,456,205	4,713	0.27%
Senior notes	98,580	2,945	6.02%	98,201	2,964	6.09%
Other borrowings	997,573	6,783	1.37%	620,126	6,058	1.97%
Subordinated debentures	—	—	—%	22,662	872	7.76%
Total interest bearing liabilities	5,062,859	16,180	0.64%	4,197,194	14,607	0.70%
Non-interest bearing deposits	1,526,392			1,660,760
Other non-interest bearing liabilities	89,659			97,128
Total liabilities	6,678,910			5,955,082
Stockholders’ equity	1,066,544			943,686
Total liabilities and stockholders’ equity	$7,745,454			$6,898,768
Net interest rate spread (3)			3.43%			3.58%
Net interest earning assets (4)	$1,961,769			$1,929,050
Net interest margin		125,545	3.60%		115,400	3.80%
Less tax equivalent adjustment		(3,106)			(2,921)
Net interest income		$122,439			$112,479
Ratio of interest earning assets to interest bearing liabilities	138.7%			146.0%
____________________________________________

(1)	Includes the effect of net deferred loan origination fees and costs, allowance for loan losses, and non-accrual loans. Includes prepayment fees and late charges.

(2)	Includes club accounts and interest bearing mortgage escrow balances.

(3)	Net interest rate spread represents the difference between the tax equivalent yield on average interest earning assets and the cost of average interest bearing liabilities.

(4)	Net interest earning assets represents total interest earning assets less total interest bearing liabilities.

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

	For the three months ended June 30,
	2015 vs. 2014
	Increase (Decrease) due to		Total increase
	Volume	Rate	(decrease)
	(Dollars in thousands)
Interest earning assets:
Commercial loans	$10,670	$(5,067)	$5,603
Consumer loans	26	(176)	(150)
Residential mortgage loans	43	59	102
Securities taxable	455	(37)	418
Securities tax exempt	495	(265)	230
Interest earning deposits	6	(34)	(28)
FRB and FHLB stock	210	(118)	92
Total interest earning assets	11,905	(5,638)	6,267
Interest bearing liabilities:
Interest bearing demand deposits	32	23	55
Savings deposits(1)	72	224	296
Money market deposits	285	223	508
Certificates of deposit	(13)	194	181
Senior notes	7	(32)	(25)
Other borrowings	1,548	(1,141)	407
Subordinated debentures	(179)	(180)	(359)
Total interest bearing liabilities	1,752	(689)	1,063
Less tax equivalent adjustment	170	(89)	81
Change in net interest income	$9,983	$(4,860)	$5,123
________________________
See legend on following page.

STERLING BANCORP AND SUBSIDIARIES

	For the six months ended June 30,
	2015 vs. 2014
	Increase (Decrease) due to		Total increase
	Volume	Rate	(decrease)
	(Dollars in thousands)
Interest earning assets:
Commercial loans	$19,954	$(8,850)	$11,104
Consumer loans	34	(241)	(207)
Residential mortgage loans	(88)	(295)	(383)
Securities taxable	409	68	477
Securities tax exempt	1,029	(502)	527
Interest earning deposits	(36)	(73)	(109)
FRB and FHLB stock	464	(155)	309
Total interest earning assets	21,766	(10,048)	11,718
Interest bearing liabilities:
Interest bearing demand deposits	15	22	37
Savings deposits(1)	142	685	827
Money market deposits	610	74	684
Certificates of deposit	(164)	355	191
Senior notes	17	(36)	(19)
Other borrowings	2,963	(2,238)	725
Subordinated debentures	(436)	(436)	(872)
Total interest bearing liabilities	3,147	(1,574)	1,573
Less tax equivalent adjustment	359	(174)	185
Change in net interest income	$18,260	$(8,300)	$9,960
_____________________
(1) Includes club accounts and interet bearing mortgage escrow balances.

Tax equivalent net interest income increased $5.2 million to $65.1 million for the three months ended June 30, 2015 compared to
$59.9 million for the three months ended June 30, 2014. The increase was mainly due to an increase in interest earning assets of $1.0 billion, or 16.7%, for the three months ended June 30, 2015 relative to the comparable year earlier period. The tax equivalent net interest margin decreased 27 basis points to 3.57% from 3.84% in the second quarter of 2014. The decrease was mainly due to a decrease in the yield on interest earning assets, which was 4.03% in the three months ended June 30, 2015 compared to 4.30% in the three months ended June 30, 2014. The cost of interest bearing liabilities declined to 0.63% for the three months ended June 30, 2015 compared to 0.68% for the three months ended June 30, 2014.

Tax equivalent net interest income increased $10.1 million to $125.5 million for the six months ended June 30, 2015 compared to $115.4 million for the six months ended June 30, 2014. The increase was mainly due to an increase in interest earning assets of $898.4 million, or 14.7%, for the six months ended June 30, 2015 relative to the comparable year earlier period. The tax equivalent net interest margin decreased 20 basis points to 3.60% from 3.80% in the first six months of 2014. The decrease was mainly due to a decrease in the yield on interest earning assets, which was 4.07% in the six months ended June 30, 2015 compared to 4.28% in the six months ended June 30, 2014. The cost of interest bearing liabilities declined to 0.64% for the six months ended June 30, 2015 compared to 0.70% for the six months ended June 30, 2014.

The average balance of loans outstanding increased $890.0 million, or 20.6%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was due to organic loan growth generated by our commercial banking teams. During the past 12 months, the Company sold approximately $85.0 million in residential mortgage loans that were previously held as portfolio loans with the objective of repositioning the Company’s earning assets in anticipation of the HVB merger. Loans accounted for 71.2% of average interest earning assets in the three months ended June 30, 2015, compared to 68.9% in the comparable year ago period. The

STERLING BANCORP AND SUBSIDIARIES

average yield on loans was 4.60% in the second quarter of 2015 compared to 5.04% in the comparable period a year ago. Accretion income on loans from prior acquisitions was $1.9 million and $2.3 million in the three months ended June 30, 2015 and 2014, respectively.

The average balance of loans outstanding increased $827.4 million, or 19.8%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was due to organic loan growth generated by our commercial banking teams. Loans accounted for 71.3% of average interest earning assets in the six months ended June 30, 2015, compared to 68.2% in the comparable year ago period. The average yield on loans was 4.63% in the six months ended June 30, 2015 compared to 5.04% in the comparable year ago period. Accretion income on loans from prior acquisitions was $2.8 million and $5.0 million in the six months ended June 30, 2015 and 2014, respectively.

Tax equivalent interest income on securities increased $648.0 thousand to $12.9 million in the three months ended June 30, 2015 compared to $12.2 million in the three months ended June 30, 2014. This was mainly the result of an increase of $124.5 million in the average balance of securities between the periods. The tax equivalent yield on securities was 2.71% in the second quarter of 2015 compared to 2.75% in the second quarter of 2014. The decrease in tax equivalent yield on securities in 2015 was mainly due to the decreasing interest rate environment.

For the six months ended June 30, 2015, tax equivalent interest income on securities increased $1.0 million to $24.9 million in the six months ended June 30, 2015 compared to $23.9 million in the six months ended June 30, 2014. This was mainly the result of an increase of $81.1 million in the average balance of securities between the periods. The tax equivalent yield on securities declined one basis point to 2.75% for the six months ended June 30, 2015 compared to 2.76% for the six months ended June 30, 2014. The decrease in tax equivalent yield on securities in 2015 was mainly due to the decreasing interest rate environment.

Average deposits increased $460.2 million and were $5.6 billion in the three months ended June 30, 2015 compared to $5.2 billion for the three months ended June 30, 2014. Average interest bearing deposits increased $592.5 million in the second quarter of 2015 compared to the second quarter of 2014. Average non-interest bearing deposits decreased $132.3 million and were $1.5 billion in the three months ended June 30, 2015 compared to $1.7 billion in the three months ended June 30, 2014. The average cost of interest bearing deposits was 0.33% in the second quarter of 2015 compared to 0.27% in the second quarter of 2014. The average cost of total deposits was 0.24% in the second quarter of 2015 compared to 0.18% in the second quarter of 2014.

Average deposits increased $376.1 million and were $5.5 billion in the six months ended June 30, 2015 compared to $5.1 billion for the six months ended June 30, 2014. Average interest bearing deposits increased $510.5 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Average non-interest bearing deposits decreased $134.4 million and were $1.5 billion in the six months ended June 30, 2015 compared to $1.7 billion in the six months ended June 30, 2014. The average cost of interest bearing deposits was 0.33% and the average cost of total deposits was 0.24%, compared to 0.27% and 0.19%, respectively for the six months ended June 30, 2014.

Average borrowings increased $414.4 million to $1.2 billion in the three months ended June 30, 2015 compared to $820.6 million in the same period a year ago. The increase in average borrowings in 2015 was used to fund growth in earning assets. The average cost of borrowings was 1.63% for the second quarter of 2015 compared to 2.44% in the second quarter of 2014. The decrease in the average cost of borrowings was mainly due to an increase in short-term FHLB borrowings as a percentage of total average borrowings.

Average borrowings increased $355.2 million to $1.1 billion in the six months ended June 30, 2015 compared to $741.0 million in the same period a year ago. The average cost of borrowings was 1.79% for the first six months of 2015 compared to 2.69% in the first six months of 2014. The decrease in the average cost of borrowings was due to the factors discussed above.

At June 30, 2015, giving effect to the HVB Merger, the estimated weighted average yield on the Company’s combined loan portfolio was 4.54% and the estimated weighted average total cost of deposits was 0.24%. The estimated yield and cost figures do not include the impact of purchase accounting adjustments recorded to reflect the fair value of HVHC’s earning assets and deposits. We anticipate the balance of average borrowings will decline in the third quarter of 2015 relative to the second quarter of 2015 as a result of the excess funding capacity as a result of the HVB Merger.

Provision for Loan Losses. The provision for loan losses is determined as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level that is our best estimate of probable incurred credit losses inherent in the outstanding loan portfolio. In the three months ended June 30, 2015 and June 30, 2014, the provision for loan losses was $3.1 million and $6.0 million, respectively. In the six months ended June 30, 2015 and June 30, 2014, the provision for loan losses was $5.2 million and $10.8 million, respectively. The provision for loan losses in 2015 and 2014 was due to organic loan growth and to offset

STERLING BANCORP AND SUBSIDIARIES

charge-offs. See the section captioned “Delinquent Loans, Troubled Debt Restructuring, Impaired Loans, Other Real Estate Owned and Classified Assets - Provision for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-interest income. The components of non-interest income were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Accounts receivable management / factoring commissions and other related fees	$4,435	$3,613	$7,937	$7,113
Mortgage banking income	2,530	1,927	5,687	4,310
Deposit fees and service charges	3,639	3,897	7,181	7,801
Net gain on sale of securities	697	1,193	2,231	1,253
Bank owned life insurance	1,074	820	2,150	1,549
Investment management fees	316	681	676	1,223
Other	1,166	1,340	2,008	2,637
Total non-interest income	$13,857	$13,471	$27,870	$25,886

Non-interest income was $13.9 million for the three months ended June 30, 2015 compared to $13.5 million in the same period a year ago. Included in non-interest income is net gain on sale of securities, which was $697 thousand and $1.2 million for the three months ended June 30, 2015 and 2014, respectively. Net gain on sale of securities is impacted significantly by changes in market interest rates and strategies we use to manage liquidity and interest rate risk. Excluding net gain on sale of securities, non-interest income was $13.2 million for the second quarter of 2015 compared to $12.3 million for the second quarter of 2014. The main drivers of growth between periods were an increase in accounts receivable management / factoring commissions and other related fees and mortgage banking fees.

For the six months ended June 30, 2015, total non-interest income was $27.9 million compared to $25.9 million for the same period a year ago. Included in non-interest income for the six months ended June 30, 2015 was $2.2 million of net gain on sale of securities compared to $1.3 million for the comparable year ago period. The increase between the periods was due to the same factors highlighted for the three months period discussed above.

Our goal is to grow non-interest income excluding securities gains to over 20% of net interest income plus non-interest income excluding securities gains. This ratio was  17.2% for the second quarter of 2015 compared to 17.4% for the same period in 2014. Our pro forma ratio of non-interest income excluding securities gains to net interest income plus non-interest income excluding securities gains is estimated to be approximately 15% due to the HVB Merger. We continue to evaluate potential acquisitions of specialty commercial lending businesses that are also fee income generators.

Accounts receivable management / factoring commissions and other related fees represents fees generated in our factoring and payroll finance businesses. In factoring, we receive a nonrefundable factoring fee, which is generally a percentage of the factored receivables or sales volume and is designed to compensate us for the bookkeeping and collection services provided and, if applicable, the credit review of the client’s customer and assumption of customer credit risk. In payroll finance, we provide outsourcing support services for clients in the temporary staffing industry. We generate fee income in exchange for providing full back-office, payroll, tax and accounting services to independently-owned temporary staffing companies. Total fee income in these businesses increased $822 thousand, or 22.8%, to $4.4 million for the three months ended June 30, 2015 compared to $3.6 million for the year ago period. The increase was due to organic growth, and the acquisitions of Damian and FCC. For the six months ended June 30, 2015, these fees were $7.9 million compared to $7.1 million for the same period a year ago.

Mortgage banking income represents residential mortgage banking and mortgage brokerage business conducted through loan production offices located principally in New York City and through our financial centers. Mortgage banking income was $2.5 million in the second quarter of 2015 compared to $1.9 million in the second quarter of 2014. Mortgage origination and gain on sale volumes increased mainly due to increased refinancing activity given decreases in the level of market interest rates. Mortgage banking income was $5.7 million for the first six months of 2015 compared to $4.3 million for the first six months of 2014. In the first calendar quarter of 2015, we sold $44.0 million of residential mortgage loans that were previously held as portfolio loans with the objective of

STERLING BANCORP AND SUBSIDIARIES

rebalancing our earning assets in anticipation of the HVB Merger. We recorded a gain on sale of approximately $390 thousand on the sale.

Deposit fees and service charges were $3.6 million for the second quarter of 2015, which represents a $258 thousand decrease compared to $3.9 million for the same period a year ago. The decrease in deposit fees between the periods is mainly due to a shift in the mix of our deposit balances to a greater proportion of commercial deposits versus retail deposits. Deposits gathered by our commercial banking teams are generally higher balance deposits but generate lower levels of fees and service charges than retail deposits.

Net gain on sale of securities income represents gains earned on the sale of securities from our available for sale investment securities portfolio. In the second quarter and first six months of 2015, the Company sold several securities with the objective of repositioning its investment securities portfolio in anticipation of the HVB Merger. We realized a net gain on sale of securities of $697 thousand and $2.2 million in the three months and six months ended June 30, 2015.

Bank owned life insurance (“BOLI”) income represents the change in the cash surrender value of life insurance policies owned by us. BOLI income was $1.1 million for the second quarter and $2.2 million for the first six months of 2015 compared to $820 thousand and $1.5 million in the same periods a year ago. The increase in BOLI income between the periods was mainly due to a purchase of BOLI of approximately $30.0 million in October 2014.

Investment management fees principally represent fees from the sale of mutual funds and annuities and were $316 thousand in the second quarter of 2015 compared to $681 thousand in the second quarter of 2014. For the first six months of 2015, these fees were $676 thousand compared to $1.2 million for the comparable period a year ago. We have recently re-branded our investment management products and have been transitioning the delivery of our investment management business through new distribution channels.

Other non-interest income principally includes residential mortgage loan servicing revenues, miscellaneous loan fees earned, letter of credit fees and title insurance revenues. Other non-interest income declined $174.0 thousand to $1.2 million for the second quarter of 2015 compared to $1.3 million for the same period a year ago. For the six months ended June 30, 2015, other non-interest income was $2.0 million compared to $2.6 million for the same period a year ago. The decrease was mainly due to a decrease in title insurance income.

STERLING BANCORP AND SUBSIDIARIES

Non-interest expense. The components of non-interest expense were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Compensation and employee benefits	$22,667	$23,381	$45,833	$48,644
Stock-based compensation plans	1,128	780	2,236	1,707
Occupancy and office operations	7,453	6,992	14,033	14,246
Amortization of intangible assets	1,780	2,511	3,180	5,022
FDIC insurance and regulatory assessments	1,384	1,795	2,812	3,362
Other real estate owned expense (gain)	40	(881)	4	(820)
Merger-related expense	14,625	—	17,080	388
Other	36,582	10,326	46,405	19,078
Total non-interest expense	$85,659	$44,904	$131,583	$91,627

Non-interest expense for the three months ended June 30, 2015 was $85.7 million, a $40.8 million increase compared to $44.9 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, non-interest expense was $131.6 million, an increase of $40.0 million compared to $91.6 million for the six months ended June 30, 2014. The increase between the periods was due to increases in merger-related expense and other non-interest expense as a result of the HVB Merger. Changes in the components of non-interest expense are discussed below.

Compensation and employee benefits expense was $22.7 million for the three months ended June 30, 2015 compared to $23.4 million for the three months ended June 30, 2014. At June 30, 2015, we had 1,196 full-time equivalent employees (“FTE”), which included 349 employees retained in the HVB Merger. At June 30, 2014, we had 866 FTE. Excluding the impact of the HVB Merger, total FTE decreased by 19 employees between the periods as a result of the successful integration of the Provident Merger. We anticipate further FTE reductions in 2015 as the Damian acquisition and HVB Merger are fully integrated to the Company’s operations.

For the six months ended June 30, 2015, compensation and employee benefits expense was $45.8 million, a decrease of $2.8 million, compared to $48.6 million for the six months ended June 30, 2014. The decline is a result of a decrease in personnel due to the successful integration of the Provident Merger.

Stock-based compensation plan expense was $1.1 million in the second quarter of 2015 compared to $780.0 thousand in the second quarter of 2014. For the six months ended June 30, 2015, stock-based compensation plan expense was $2.2 million compared to $1.7 million for the six months ended June 30, 2014. The increase in stock-based compensation plan expense between the periods is due to a greater percentage of compensation paid to our executive management and senior personnel in stock awards so as to better align the interests of employees to those of our stockholders. For additional information related to our employee benefit plans and stock-based compensation, see Note 10. “Stock-Based Compensation” in the consolidated financial statements included elsewhere in this report.

Occupancy and office operations expense was $7.5 million in the second quarter of 2015 compared to $7.0 million in the second quarter of 2014. The increase between the periods was the result of higher property taxes and increased maintenance costs.

For the six months ended June 30, 2015, occupancy and office operations expense was $14.0 million compared to $14.2 million for the six months ended June 30, 2014. The decline was mainly due to a reduction in the total number of facilities as a result of the consolidation of several financial centers and back office locations between the periods.

STERLING BANCORP AND SUBSIDIARIES

Amortization of intangible assets mainly includes amortization of core deposit intangible assets, customer lists and non-compete agreements. Amortization of intangible assets was $1.8 million in the three months ended June 30, 2015 and was $2.5 million in the three months ended June 30, 2014. The decrease between the periods was mainly driven by a decrease in the amortization of the Provident Merger non-compete agreements, as several of these agreements expired in late 2014. Core deposit intangible asset amortization declined to $789 thousand for the three months ended June 30, 2015 compared to $1.0 million for the three months ended June 30, 2014. Partially offsetting these decreases was amortization expense related to the Damian and FCC acquisitions and the hiring of our municipal finance team, which in aggregated resulted in $401 thousand in amortization expense for the three months ended June 30, 2015. In the third quarter of 2015 we expect amortization of intangible assets will increase by approximately $1.7 million compared to the second quarter of 2015, as we begin to amortize the core deposit intangible asset recorded in the HVB Merger.

For the six months ended June 30, 2015, amortization of intangible assets was $3.2 million compared to $5.0 million for the six months ended June 30, 2014. The change was the result of the factors discussed above. See Note 5. “Goodwill and Other Intangible Assets” in the consolidated financial statements included elsewhere in this report.

FDIC insurance and regulatory assessments expense was $1.4 million for the second quarter of 2015 compared to $1.8 million for the second quarter of 2014. For the six months ended June 30, 2015, FDIC insurance and regulatory assessment expense was $2.8 million compared to $3.4 million in the six months ended June 30, 2014. The decline between the periods was mainly due to improvements in our asset quality metrics and regulatory capital ratios.

Other real estate owned (“OREO”) expense includes maintenance costs, taxes, insurance, write-downs (subsequent to any write-down at the time of foreclosure or transfer to OREO), and gains and losses from the disposition of OREO. OREO includes real estate assets that have been foreclosed and financial center locations that are held for sale. OREO expense was $40 thousand for the three months ended June 30, 2015 compared to net OREO benefit of $881 thousand in the three months ended June 30, 2014. In the second quarter of 2014, we sold a financial center acquired in the Provident Merger that was carried as OREO and realized a gain on sale of $925 thousand. For the six months ended June 30, 2015, OREO expense was $4 thousand compared to net OREO benefit of $820 thousand in the six months ended June 30, 2014.

Merger-related expense was $14.6 million in the second quarter of 2015. Merger-related expense was mainly incurred in connection with the HVB Merger and included change in control payments, benefit plan terminations, financial and legal advisory fees, and merger-related marketing expense. Merger-related expense was $17.1 million for the six months ended June 30, 2015 compared to $388 thousand for the six months ended June 30, 2014. In addition to the HVB Merger, we incurred merger-related expense of $1.8 million in connection with the Damian acquisition.

Other non-interest expense for the three months ended June 30, 2015 was $36.6 million compared to $10.3 million for the three months ended June 30, 2014. The increase was related to the HVB Merger and includes other restructuring charges related to charges for information technology services, contract terminations, impairments of leases and facilities and severance and retention compensation. For the six months ended June 30, 2015, other non-interest expense was $46.4 million compared to $19.1 million for the comparable period a year ago. See Note 12, “Other Non-Interest Expense” in the consolidated financial statements for details on significant components.

Income Tax benefit was $3.7 million for the three months ended June 30, 2015 and income tax expense was $4.4 million for the six months ended June 30, 2015. In 2015, our estimated annual effective tax rate is 32.5%. Income tax expense was $6.1 million for the three months ended June 30, 2014 and was $10.6 million for the six months ended June 30, 2014, which represented an effective income tax rate of 28.7% and 29.6%, respectively. Our effective tax rate differs from the 35% federal statutory rate due to the proportion of merger-related expense and other charges that are tax deductible, and the effect of tax exempt income from securities and BOLI income.

STERLING BANCORP AND SUBSIDIARIES

Portfolio Loans

The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the periods indicated.

	June 30, 2015		December 31, 2014
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial:
Commercial & industrial (“C&I”)	$1,573,295	21.7%	$1,244,555	25.8%
Payroll finance	167,619	2.3	154,229	3.2
Warehouse lending	356,831	4.9	173,786	3.6
Factored receivables	205,020	2.8	161,625	3.4
Equipment finance	581,675	8.0	411,449	8.5
Total commercial	2,884,440	39.9	2,145,644	44.5
Commercial mortgage:
Commercial real estate	2,378,315	32.9	1,458,277	30.3
Multi-family	782,238	10.8	384,544	8.0
Acquisition, development & construction (“ADC”)	170,134	2.4	96,995	2.0
Total commercial mortgage	3,330,687	46.0	1,939,816	40.3
Residential mortgage	725,803	10.0	529,766	11.0
Consumer	294,657	4.1	200,415	4.2
Total portfolio loans	7,235,587	100.0%	4,815,641	100.0%
Allowance for loan losses	(44,317)		(42,374)
Total portfolio loans, net	$7,191,270		$4,773,267

Overview. Net total portfolio loans increased $2.4 billion to $7.2 billion at June 30, 2015, compared to $4.8 billion at December 31, 2014. The increase includes $1.8 billion of loans acquired in the HVB Merger. At June 30, 2015, commercial loans comprised 39.9% of the loan portfolio compared to 44.5% at December 31, 2014. Commercial mortgage loans comprised 46.0% and 40.3% of the loan portfolio at June 30, 2015 and December 31, 2014, respectively.

Commercial loans increased $738.8 million, or 34.4%, in the first six months of 2015. This included $338.8 million of C&I loans acquired in the HVB Merger. The main drivers of organic commercial loan growth were the equipment finance and warehouse lending businesses, as higher residential mortgage refinancing volumes benefited warehouse lending balances which increased by $183.0 million over the balance at December 31, 2014. Factored receivables increased $43.4 million mainly as a result of the FCC acquisition. We also acquired approximately $22.3 million of payroll finance receivables in connection with the Damian acquisition.

Commercial mortgage loans increased $1.4 billion, or 71.7%, in the six months ended June 30, 2015, which included $1.1 billion of loans acquired in the HVB Merger. The main drivers of commercial mortgage growth have been the strong commercial real estate market conditions in the greater New York metropolitan area and our higher origination volumes from our commercial banking teams.

Residential mortgage loans increased $196.0 million to $725.8 million at June 30, 2015, compared to $529.8 million at December 31, 2014. We acquired $240.6 million of residential mortgage loans in the HVB Merger. Organically, our residential mortgage loans declined $44.6 million during the period as we sold $44.0 million of residential mortgage loans that were previously held as portfolio loans in the first quarter of 2015. These loans were sold with the objective of rebalancing our earning assets in anticipation of the HVB Merger.

STERLING BANCORP AND SUBSIDIARIES

Delinquent Loans, Troubled Debt Restructuring, Impaired Loans, Other Real Estate Owned and Classified Assets

Past Due, Non-Performing Loans, Non-Performing Assets (Risk Elements). The table below sets forth the amounts and categories of our NPAs at the dates indicated.

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Non-accrual loans:
C&I	$5,237	$4,975
Payroll finance	—	—
Warehouse lending	—	—
Factored receivables	274	244
Equipment finance	558	240
Commercial real estate	24,740	11,286
Multi-family	527	272
ADC	7,293	6,413
Residential mortgage	22,293	16,259
Consumer	7,497	6,170
Accruing loans past due 90 days or more	611	783
Total non-performing loans	69,030	46,642
OREO	9,575	5,867
Total non-performing assets	$78,605	$52,509
TDRs accruing and not included above	$36,436	$17,261
Ratios:
Non-performing loans to total loans	0.95%	0.97%
Non-performing assets to total assets	0.68	0.71

NPAs include non-accrual loans, accruing loans past due 90 days or more and OREO. At June 30, 2015, non-accrual loans were $68.4 million and loans 90 days past due and still accruing interest which were well secured and in the process of collection were $611 thousand. Non-accrual loans increased $22.6 million from December 31, 2014, of which $22.2 million were non-accrual loans acquired in the HVB Merger. Loans past due 90 days or more and still accruing declined $172 thousand. Total NPLs increased $22.4 million at June 30, 2015 to $69.0 million compared to $46.6 million at December 31, 2014 due mainly to the HVB Merger.

TDRs. We have formally modified loans to certain borrowers who experienced financial difficulty. If the terms of the modification include a concession, as defined by GAAP, the loan is considered a TDR, which is also considered an impaired loan. Nearly all of these loans are secured by real estate. Total TDRs were $52.2 million at June 30, 2015, of which $15.8 million were non-accrual and $36.4 million were performing according to terms and accruing interest income. TDRs still accruing interest income are loans modified for borrowers that have experienced financial difficulties but are performing in accordance with the terms of their loan prior to the modification. Loan modification concessions may include actions such as extension of maturity date or the lowering of interest rates and monthly payments. As of June 30, 2015, there were no commitments to lend additional funds to borrowers with loans that have been modified.

OREO. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO until such time as it is sold. In addition, financial centers that were closed or consolidated that are held for sale are also classified as OREO. When real estate is transfered to OREO, it is recorded at fair value less costs to sell. If the fair value less cost to sell is less than the loan balance, the difference is charged against the allowance for loan losses. If the fair value of a financial center that we hold for sale is less than its prior carrying value, we recognize a charge included in other operating expense to reduce the recorded value of the investment to fair value, less costs to sell. At June 30, 2015, we had 34 OREO properties with a recorded balance of $9.6 million. After transfer to OREO, we regularly update the fair value of the property. Subsequent declines in fair value are charged to current earnings and included in other non-interest expense as part of OREO expense.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality such as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those

STERLING BANCORP AND SUBSIDIARIES

characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets is not warranted and are charged-off. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as “special mention”. As of June 30, 2015, we had $65.4 million of assets designated as “special mention”.

Our determination as to the classification of our assets and the amount of our loan loss allowance are subject to review by our regulators, which can order the establishment of an additional valuation allowance. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets at June 30, 2015, classified assets consisted of loans of $126.0 million and OREO of $9.6 million.

Allowance for Loan Losses.
The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. Our allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of, and trends related to, non-accrual loans, past due loans, potential problem loans, classified and criticized loans and net charge-offs or recoveries, loan documentation exceptions among other factors. See Note 4. “Portfolio Loans” in the notes to consolidated financial statements included elsewhere in this report for further information regarding the allowance for loan losses.

The allowance for loan losses increased from $42.4 million at December 31, 2014 to $44.3 million at June 30, 2015, as the provision for loan losses exceeded net charge-offs by $1.9 million. The allowance for loan losses at June 30, 2015 represented 64.2% of non-performing loans and 0.61% of the total loan portfolio. At December 31, 2014, the allowance for loan losses represented 92.3% of non-performing loans and 0.87% of the total loan portfolio. Loans acquired in the HVB Merger included a $50.9 million fair value adjustment as of the acquisition date that included estimated lifetime credit losses and interest rate adjustments, among other factors. Loans from prior merger transactions were recorded at fair value at the acquisition date; a substantial portion of these loans continue to carry no allowance for loan losses.

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

	June 30, 2015			December 31, 2014
	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans
	(Dollars in thousands)
C&I	$11,350	$1,573,295	21.7%	$11,027	$1,244,555	25.8%
Payroll finance	1,650	167,619	2.3	1,506	154,229	3.2
Warehouse lending	1,263	356,831	4.9	608	173,786	3.6
Factored receivables	1,496	205,020	2.8	1,205	161,625	3.4
Equipment finance	3,245	581,675	8.0	2,569	411,449	8.5
Commercial real estate	11,100	2,378,315	32.9	10,121	1,458,277	30.3
Multi-family	2,405	782,238	10.8	2,111	384,544	8.0
ADC	2,425	170,134	2.4	2,987	96,995	2.0
Residential mortgage	4,937	725,803	10.1	5,843	529,766	11.0
Consumer	4,446	294,657	4.1	4,397	200,415	4.2
Total	$44,317	$7,235,587	100.0%	$42,374	$4,815,641	100.0%

STERLING BANCORP AND SUBSIDIARIES

Impaired Loans. A loan is impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loan values are based on one of three measures: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is less than its recorded investment, the Bank’s practice is to write-down the loan against the allowance for loan losses so the recorded investment matches the impaired value of the loan. Impaired loans generally include a portion of non-performing loans and accruing and performing TDR loans. At June 30, 2015, we had $29.9 million in impaired loans compared to $31.0 million at December 31, 2014. The decline between June 30, 2015 and December 31, 2014 consisted mainly of a decrease in impaired loan balances in commercial real estate and C&I loan categories. Impaired commercial real estate loans declined $1.0 million mainly due to the transfer to OREO of one property. Impaired C&I loans declined by $621 thousand mainly due to one loan in which collateral was liquidated and applied to the principal balance of the loan.

Purchased Credit Impaired (“PCI”) Loans. A PCI loan is an acquired loan that has demonstrated evidence of deterioration in credit quality subsequent to origination. As of June 30, 2015, the balance of PCI loans was $99.7 million and included PCI loans acquired in the HVB Merger of $22.2 million, which are accounted for under the cost-recovery method and were included in our non-accrual loan totals above. The remaining $77.5 million of PCI loans are accounted for under applicable guidance which results in an accretable yield that represents the amount of expected cash flows that exceeds the initial investment in the loan. The balance of PCI loans was $3.4 million at December 31, 2014 and consisted of loans acquired in prior acquisitions. See the table that includes loans evaluated for impairment by segment in Note 4. “Portfolio Loans in the notes to consolidated financial statements for additional information.

Provision for Loan Losses. We recorded $3.1 million in loan loss provision for the three months ended June 30, 2015 compared to $6.0 million for the three months ended June 30, 2014. Net charge-offs for the three months ended June 30, 2015 were $1.7 million, or 0.13% of average loans on an annualized basis, compared to net charge-offs of $1.6 million or 0.15% of average loans on an annualized basis for the three months ended June 30, 2014. For the six months ended June 30, 2015, provision for loan losses was $5.2 million compared to $10.8 million for the six months ended June 30, 2014. The higher provision in the 2014 periods was mainly the result of loans that became subject to our allowance that formerly were subject to fair value purchase accounting adjustments. For the six months ended June 30, 2015, net charge-offs were $3.3 million, or 0.13%, on an annualized basis compared to $5.0 million, or 0.24%, on an annualized basis for the six months ended June 30, 2014.

Changes in Financial Condition between June 30, 2015 and December 31, 2014
Total assets increased $4.1 billion, or 55.8%, to $11.6 billion at June 30, 2015, compared to $7.4 billion at December 31, 2014. This increase was mainly due to the following:

•	We acquired $3.5 billion in assets in the HVB Merger.

•
Total portfolio loans increased by $2.4 billion, or 50.3%, to $7.2 billion at June 30, 2015, compared to $4.8 billion at December 31, 2014. In addition to organic growth, portfolio loans increased by $1.8 billion as a result of the HVB Merger.

•
Total investment securities increased by $953.4 million, or 55.7%, to $2.7 billion at June 30, 2015, compared to $1.7 billion at December 31, 2014. We acquired $713.8 million of securities in the HVB Merger.

•
Cash and cash equivalents increased by $244.9 million to $366.4 million at June 30, 2015, compared to $121.5 million at December 31, 2014. The increase was mainly due to $879.0 million in cash acquired in the HVB Merger, although we used a portion of the excess liquidity to reduce short-term borrowings.

Total liabilities increased $3.5 billion, or 54.2%, to $9.9 billion at June 30, 2015, compared to $6.4 billion at December 31, 2014. This increase was mainly due to the following:

•
Total deposits increased $3.6 billion, or 69.5%, to $8.8 billion at June 30, 2015, compared to $5.2 billion at December 31, 2014. We assumed $3.2 billion in deposits in the HVB Merger. Our core retail, commercial and municipal transaction, money market and savings accounts were $8.2 billion, which represented 92.3% of our total deposit balances.

•
FHLB borrowings declined $226.2 million, to $777.0 million at June 30, 2015, compared to $1.0 billion at December 31, 2014. The decline in borrowings was due to paydowns of borrowings with the excess liquidity obtained in the HVB Merger.

STERLING BANCORP AND SUBSIDIARIES

Supplemental Reporting of Non-GAAP Financial Measures
Results for the second quarter of 2015 were impacted by pre-tax charges of $42.7 million that were mainly incurred in connection with the HVB Merger, the consolidation of our financial centers and the amortization of non-compete agreements. Excluding the impact of these items, and net gain on sale of securities of $697 thousand and related income tax impact, core net income was $21.4 million, or $0.23 per diluted share.

The following tables show the reconciliation of the tangible equity ratio, core net income, core earnings per share, and core operating efficiency ratio for the periods presented. The Company provides this supplemental reporting of non-GAAP financial measures as management believes this information is useful to investors.

	June 30,
	2015	2014
The following table shows the reconciliation of stockholders’ equity to tangible equity and the tangible equity ratio:
Total assets	$11,566,382	$7,250,729
Goodwill and other intangibles	(753,899)	(435,185)
Tangible assets	10,812,483	6,815,544
Stockholders’ equity	1,623,110	953,433
Goodwill and other intangibles	(753,899)	(435,185)
Tangible stockholders’ equity	869,211	518,248
Common stock outstanding at period end	129,709,834	83,600,529
Tangible equity as a % of tangible assets	8.04%	7.60%
Tangible book value per share	$6.70	$6.20

	For the three months ended June 30,
	2015	2014
The following table shows the reconciliation of core net income and core earnings per share:
Income before income tax expense	$(11,328)	$21,068
Income tax expense	(3,682)	6,057
Net income	(7,646)	15,011

Net gain on sale of securities	(697)	(1,193)
Merger-related expense	14,625	—
Charge for asset write-downs, banking systems conversion, retention and severance	28,055	2,321
Gain on sale of financial center and redemption of Trust Preferred Securities	—	(1,637)
Amortization of non-compete agreements and acquired customer lists	991	1,497
Total charges	42,974	988
Income tax benefit	(13,967)	(284)
Total non-core charges net of taxes	29,007	704
Core net income	$21,361	$15,715

Weighted average diluted shares	91,950,776	83,806,135
Diluted EPS as reported	$(0.08)	$0.18
Core diluted EPS (excluding total charges)	0.23	0.19

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended June 30,
	2015	2014
The following table shows the reconciliation of the core operating efficiency ratio:
Net interest income	$63,574	$58,451
Non-interest income	13,857	13,471
Total net revenue	77,431	71,922
Tax equivalent adjustment on securities interest income	1,562	1,481
Net gain on sale of securities	(697)	(1,193)
Core total revenue	78,296	72,210
Non-interest expense	85,659	44,904
Merger-related expense	(14,625)	—
Charge for asset write-downs, banking systems conversion, retention and severance	(28,055)	(2,321)
Banking systems contract termination fee	—	1,637
Amortization of intangible assets	(1,780)	(2,511)
Core non-interest expense	41,199	41,709
Core operating efficiency ratio	52.6%	57.8%

Liquidity and Capital Resources

Capital. Stockholders’ equity was $1.6 billion at June 30, 2015, an increase of $647.9 million relative to December 31, 2014. The increase was mainly the result of the 38.5 million shares issued in the HVB Merger and the issuance of 6.9 million shares in the capital raise which was completed in February 2015. The increase was also due to net income of $9.1 million and stock option exercises and stock-based compensation of $5.2 million during the six month period. These increases were partially offset by dividends declared of $12.2 million and a decline in other comprehensive income of $3.0 million.

We paid dividends of $0.07 per common share in each of the first and second quarter of 2015 and the Board of Directors declared a dividend of $0.07 per common share on July 27, 2015 which is payable August 17, 2015 to our holders as of the record date of August 6, 2015.

On February 11, 2015, we completed a public offering of 6.9 million shares of common stock at an offering price of $13.00 per share for gross proceeds of approximately $89.7 million and net proceeds, after underwriting discounts, commissions and other costs of issuance of $85.1 million. The net proceeds from the offering were contributed as equity capital to the Bank; the use of proceeds was for general corporate purposes which included the acquisition of commercial specialty lending businesses. We used a portion of the proceeds of the offering to fund the Damian acquisition and the FCC acquisition.

Basel III Capital Rules. In July 2013, our primary federal regulators published final rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules are discussed in the Requirement Section in Note 14. “Stockholders’ Equity” in the consolidated financial statements”

Liquidity. Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The objective of our liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund our operations and to meet obligations and other commitments on a timely basis and at a reasonable cost. We seeks to achieve this objective and ensure that funding needs are met by maintaining an appropriate level of liquid funds through asset/liability management, which includes managing the mix and time to maturity of financial assets and financial liabilities on our balance sheet. Our liquidity position is enhanced by its ability to raise additional funds as needed in the wholesale markets.

Asset liquidity is provided by liquid assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, interest-bearing deposits in banks, securities available for sale, cash flow from securities held to maturity and maturities of securities held to maturity.

STERLING BANCORP AND SUBSIDIARIES

Our ability to access liabilities in a timely fashion is provided by access to funding sources which include core deposits, federal funds purchased and repurchase agreements. The liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly models liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic activity, volatility in the financial markets, unexpected credit events or other significant occurrences. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of June 30, 2015, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on us.

At June 30, 2015, the Bank had $366.4 million in cash and cash equivalents on hand and unused borrowing capacity at the FHLB of $1.2 billion. In addition, the Bank may purchase additional federal funds from other institutions and enter into additional repurchase agreements.

We are a bank holding company and do not conduct operations. Our primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. At June 30, 2015, the Bank had capacity to pay up to $33.0 million of dividends. At June 30, 2015, we had cash on hand of $21.4 million,

In September 2014, we entered into a $15.0 million revolving line of credit facility with a third-party financial institution that matures on September 5, 2015. The use of proceeds are for general corporate purposes. The facility has not been used and requires us and the Bank to maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. We and the Bank were in compliance with all requirements at June 30, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Management believes that our most significant form of market risk is interest rate risk. The general objective of our interest rate risk management is to determine the appropriate level of risk given our business strategy, and then manage that risk in a manner that is consistent with our policy to limit the exposure of our net interest income to changes in market interest rates. The Bank’s Asset/Liability Management Committee (“ALCO”), which consists of certain members of senior management, evaluates the interest rate risk inherent in certain assets and liabilities, our operating environment, and capital and liquidity requirements, and modifies our lending, investing and deposit gathering strategies accordingly. A committee of our Board of Directors reviews ALCO’s activities and strategies, the effect of those strategies on our net interest margin, and the effect that changes in market interest rates would have on the economic value of our loan and securities portfolios, as well as the intrinsic value of our deposits and borrowings.

We actively evaluate interest rate risk in connection with our lending, investing, and deposit activities. We emphasize the origination of commercial real estate loans, C&I loans, residential fixed-rate mortgage loans that are repaid monthly and bi-weekly, and adjustable-rate residential and consumer loans. Depending on market interest rates and our capital and liquidity position, we may retain all of the fixed-rate, fixed-term residential mortgage loans that we originate or we may sell or securitize all, or a portion of such longer-term loans, generally on a servicing-released basis. We also invest in shorter term securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities may help us to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. These strategies may adversely affect net interest income due to lower initial yields on these investments in comparison to longer-term, fixed-rate loans and investments.

Management monitors interest rate sensitivity primarily through the use of a model that simulates net interest income (“NII”) under varying interest rate assumptions. Management also evaluates this sensitivity using a model that estimates the change in our and the Bank’s economic value of equity (“EVE”) over a range of interest rate scenarios. EVE is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The model assumes estimated loan prepayment rates, reinvestment rates and deposit decay rates that seem reasonable, based on historical experience during prior interest rate changes.

STERLING BANCORP AND SUBSIDIARIES

Estimated Changes in EVE and NII. The table below sets forth, as of June 30, 2015, the estimated changes in our (1) EVE that would result from the designated instantaneous changes in the forward rate curves, and (2) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$1,584,361	$11,412	0.7%	$421,025	$55,470	15.2%
+200	1,591,534	18,585	1.2	402,947	37,392	10.2
+100	1,592,164	19,215	1.2	383,658	18,103	5.0
0	1,572,949	—	—	365,555	—	—
-100	1,519,332	(53,617)	(3.4)	339,009	(26,546)	(7.3)

The table above indicates that at June 30, 2015, in the event of an immediate 200 basis point increase in interest rates, we would expect to experience a 1.2% increase in EVE and a 10.2% increase in NII. Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on EVE and NII beyond -100 basis points.

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

During the second quarter of 2015, the federal funds target rate remained in a range of 0.00 - 0.25% as the Federal Open Market Committee (“FOMC”) did not change the target overnight lending rate. U.S. Treasury yields in the two year maturities decreased three basis points from 0.67% to 0.64% in the six months ended June 30, 2015 while the yield on U.S. Treasury 10-year notes increased 18 basis points from 2.17% to 2.35% over the same six month period. The increase in rates on longer-term maturities coupled with the decrease in rates on the short-term maturities resulted in a steeper 2-10 year treasury yield curve at June 30, 2015 relative to December 31, 2014. During the first half of 2015, the FOMC reaffirmed its view that the current 0.00 - 0.25% target range for federal funds remains appropriate. However, the FOMC did change its forward guidance stating that this change does not indicate that the FOMC has decided on the timing of the initial increase in the target range.

Item 4. Controls and Procedures

The Company’s management, including the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in our reports filed with the SEC under the Securities Exchange Act of 1934, as amended, is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.
(b) Not applicable.
(c) Not applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit Number	Description
10.1	Form of Stock Option Award Agreement Pursuant to the Sterling Bancorp 2015 Omnibus Equity and Incentive Plan
10.2	Form of Performance-Based Stock Award Agreement Pursuant to the Sterling Bancorp 2015 Omnibus Equity and Incentive Plan
10.3	Form of NEO Restricted Stock Award Agreement Pursuant to the Sterling Bancorp 2015 Omnibus Equity and Incentive Plan
10.4	Form of non-NEO Restricted Stock Award Agreement Pursuant to the Sterling Bancorp 2015 Omnibus Equity and Incentive Plan
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Calculation Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Sterling Bancorp

Date:	August 7, 2015	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 7, 2015	By:	/s/ Luis Massiani
Luis Massiani
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)