Form 10-Q
period 2015-09-30
STERLING BANCORP
filed 2015-11-05
CIK 1070154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding as of November 4, 2015
$0.01 per share	129,740,728

STERLING BANCORP AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
ASSETS:
Cash and due from banks	$318,139	$121,520
Securities:
Available for sale, at fair value	1,854,862	1,140,846
Held to maturity, at amortized cost (fair value of $689,049 and $586,346 at September 30, 2015 and December 31, 2014, respectively)	673,130	572,337
Total securities	2,527,992	1,713,183
Loans held for sale	66,506	46,599
Portfolio loans	7,525,632	4,815,641
Allowance for loan losses	(47,611)	(42,374)
Portfolio loans, net	7,478,021	4,773,267
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, at cost	89,626	75,437
Accrued interest receivable	31,092	19,301
Premises and equipment, net	63,508	46,156
Goodwill	670,699	388,926
Core deposit and other intangible assets	80,830	43,332
Bank owned life insurance	195,741	150,522
Other real estate owned	11,831	5,867
Other assets	63,408	40,712
Total assets	$11,597,393	$7,424,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$8,805,411	$5,212,325
FHLB borrowings	806,970	1,003,209
Other borrowings (repurchase agreements)	42,286	9,846
Senior notes	98,792	98,498
Mortgage escrow funds	13,865	4,167
Other liabilities	177,865	121,577
Total liabilities	9,945,189	6,449,622
Commitments and Contingent liabilities (See Note 15. Commitments and Contingencies)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 190,000,000 shares authorized; 136,671,178 shares and 91,246,024 shares issued at September 30, 2015 and December 31, 2014; 129,769,569 and 83,927,572 shares outstanding at September 30, 2015 and December 31, 2014, respectively)	1,367	912
Additional paid-in capital	1,508,669	858,489
Treasury stock, at cost (6,901,609 shares at September 30, 2015 and 7,318,452 at December 31, 2014)	(78,342)	(82,908)
Retained earnings	221,335	208,958
Accumulated other comprehensive loss, net of tax benefit of $610 at September 30, 2015 and $7,576 at December 31, 2014	(825)	(10,251)
Total stockholders’ equity	1,652,204	975,200
Total liabilities and stockholders’ equity	$11,597,393	$7,424,822
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Income Statements (unaudited)
(Dollars in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest and dividend income:
Loans and loan fees	$87,774	$55,793	$202,789	$160,294
Securities taxable	11,114	7,587	27,168	23,166
Securities non-taxable	3,169	2,866	8,936	8,291
Other earning assets	1,241	863	3,023	2,445
Total interest and dividend income	103,298	67,109	241,916	194,196
Interest expense:
Deposits	5,299	2,421	11,749	7,135
Borrowings	4,645	5,055	14,372	14,949
Total interest expense	9,944	7,476	26,121	22,084
Net interest income	93,354	59,633	215,795	172,112
Provision for loan losses	5,000	5,350	10,200	16,100
Net interest income after provision for loan losses	88,354	54,283	205,595	156,012
Non-interest income:
Accounts receivable management / factoring commissions and other fees	4,761	3,814	12,698	10,927
Mortgage banking income	2,956	2,160	8,643	6,470
Deposit fees and service charges	4,450	3,850	11,628	11,651
Net gain on sale of securities	2,726	33	4,958	1,287
Bank owned life insurance	1,293	791	3,443	1,469
Investment management fees	844	446	1,520	2,540
Other	1,772	1,192	3,778	3,828
Total non-interest income	18,802	12,286	46,668	38,172
Non-interest expense:
Compensation and benefits	29,238	22,110	75,070	70,755
Stock-based compensation plans	1,064	1,006	3,300	2,712
Occupancy and office operations	9,576	7,148	23,610	21,393
Amortization of intangible assets	3,431	2,511	6,611	7,533
FDIC insurance and regulatory assessments	2,281	1,619	5,093	4,981
Other real estate owned expense (income), net	183	214	187	(605)
Merger-related expense	—	—	17,079	388
Defined benefit plan termination charge	13,384	—	13,384	1,486
Other	12,158	9,172	58,564	26,765
Total non-interest expense	71,315	43,780	202,898	135,408
Income before income tax expense	35,841	22,789	49,365	58,776
Income tax expense	11,648	6,452	16,043	17,096
Net income	$24,193	$16,337	$33,322	$41,680
Weighted average common shares:
Basic	129,172,832	83,105,944	102,655,566	83,051,192
Diluted	129,631,858	83,378,462	103,069,057	83,316,086
Earnings per common share:
Basic	$0.19	$0.20	$0.32	$0.50
Diluted	0.19	0.19	0.32	0.50
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$24,193	$16,337	$33,322	$41,680
Other comprehensive income (loss), before tax:
Change in unrealized holding gains (losses) on securities available for sale	14,598	(5,838)	10,503	16,459
Accretion of net unrealized loss on securities transferred to held to maturity	296	277	1,120	896
Reclassification adjustment for net realized gains included in net income	(2,726)	(33)	(4,958)	(1,287)
Change in the actuarial gain (loss) of defined benefit plan and post-retirement benefit plans	9,357	(817)	9,729	(2,144)
Total other comprehensive income (loss), before tax	21,525	(6,411)	16,394	13,924
Deferred tax (expense) benefit related to other comprehensive income	(9,148)	2,724	(6,968)	(5,918)
Other comprehensive income (loss), net of tax	12,377	(3,687)	9,426	8,006
Comprehensive income	$36,570	$12,650	$42,748	$49,686
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except per share data)

	Number of shares	Common stock	Additional paid-in capital	Unallocated ESOP shares	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity
Balance at January 1, 2014	83,955,647	$912	$856,946	$(4,993)	$(82,176)	$173,885	$(19,465)	$925,109
Net income	—	—	—	—	—	41,680	—	41,680
Other comprehensive income	—	—	—	—	—	—	8,006	8,006
Stock option & other stock transactions, net	173,597	—	685	—	2,244	(428)	—	2,501
ESOP termination and settlement	(488,403)	—	1,054	4,993	(5,983)	—	—	64
Restricted stock awards, net	(12,574)	—	1,879	—	(424)	—	—	1,455
Cash dividends declared ($0.21 per common share)	—	—	—	—	—	(17,677)	—	(17,677)
Balance at September 30, 2014	83,628,267	$912	$860,564	—	$(86,339)	$197,460	$(11,459)	$961,138

Balance at January 1, 2015	83,927,572	$912	$858,489	—	$(82,908)	$208,958	$(10,251)	$975,200
Net income	—	—	—	—	—	33,322	—	33,322
Other comprehensive income	—	—	—	—	—	—	9,426	9,426
Common stock issued in HVB Merger	38,525,154	386	563,227	—	—	—	—	563,613
Stock option & other stock transactions, net	298,520	—	766	—	3,263	29	—	4,058
Restricted stock awards, net	118,323	—	1,197	—	1,303	338	—	2,838
Common equity issued, net of costs of issuance	6,900,000	69	84,990	—	—	—	—	85,059
Cash dividends declared ($0.21 per common share)	—	—	—	—	—	(21,312)	—	(21,312)
Balance at September 30, 2015	129,769,569	$1,367	$1,508,669	$—	$(78,342)	$221,335	$(825)	$1,652,204
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Nine months ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$33,322	$41,680
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses	10,200	16,100
(Gain) net of losses and write-downs on other real estate owned	(953)	(1,237)
(Gain) on redemption of Subordinated Debentures	—	(712)
Depreciation of premises and equipment	5,332	4,890
Asset write-downs, severance and retention compensation and other restructuring charges	40,350	1,431
Charge for termination of defined benefit pension plans	13,384	1,486
Amortization of intangibles	6,611	7,533
Amortization of low income housing tax credit	146	520
Net gain on sale of securities	(4,958)	(1,287)
Net gain on loans held for sale	(8,643)	(6,470)
Loss on disposition of premises and equipment	116	—
Net amortization of premium and discount on securities	3,465	2,665
Net accretion on loans	(4,805)	(446)
Accretion of discount, amortization of premium on borrowings, net	294	(100)
Amortization of pre-payment penalties on restructured borrowings	(58)	683
Restricted stock compensation expense	2,580	2,031
Stock option compensation expense	740	682
Originations of loans held for sale	(485,397)	(348,495)
Proceeds from sales of loans held for sale	474,133	361,602
Increase in cash surrender value of BOLI	(3,443)	(2,456)
Deferred income tax (benefit)	(851)	(99)
Other adjustments (principally net changes in other assets and other liabilities)	(53,390)	16,242
Net cash provided by operating activities	28,175	96,243
Cash flows from investing activities:
Purchases of securities:
Available for sale	(890,925)	(340,394)
Held to maturity	(125,286)	(118,584)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	85,963	120,227
Held to maturity	28,545	25,969
Proceeds from sales of securities available for sale	808,892	282,673
Loan originations, net	(939,343)	(621,732)
Proceeds from sale of loans held for investment	44,020	—
Purchases of FHLB and FRB stock, net	(8,359)	(22,759)
Proceeds from sales of other real estate owned	3,040	8,939
Purchases of premises and equipment	(6,049)	(1,854)
Redemption of bank owned life insurance	2,455	—
Proceeds from sale of premises and equipment	—	310
Purchase low income housing tax credit	—	(1,966)
Cash received from acquisitions, net	854,318	—
Net cash (used in) investing activities	(142,729)	(669,171)

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Nine months ended
	September 30,
	2015	2014
Cash flows from financing activities:
Net increase in transaction, savings and money market deposits	470,011	590,404
Net decrease in time deposits	(37,671)	(212,314)
Net increase in short-term FHLB borrowings	29,000	150,000
Advances of term FHLB borrowings	80,000	325,000
Repayments of term FHLB borrowings	(305,181)	(190,705)
Repayment of debt assumed in acquisition	(4,485)	—
Net increase (decrease) in other borrowings	7,074	(15,939)
Redemption of subordinated debentures	—	(26,140)
Net increase (decrease) in mortgage escrow funds	5,082	(8,968)
Proceeds from stock option exercises	3,596	1,563
Equity capital raise, net of costs of issuance	85,059	—
Cash dividends paid	(21,312)	(15,016)
Net cash provided by financing activities	311,173	597,885
Net increase in cash and cash equivalents	196,619	24,957
Cash and cash equivalents at beginning of period	121,520	152,662
Cash and cash equivalents at end of period	$318,139	$177,619
Supplemental cash flow information:
Interest payments	$28,092	$23,358
Income tax payments	30,990	7,822
Real estate acquired in settlement of loans	7,829	1,669
Loans transfered from held for investment to held for sale	44,020	—

Acquisitions:
Non-cash assets acquired:
Securities available for sale	$710,230	$—
Securities held to maturity	3,611	—
Total loans, net	1,814,826	—
FHLB stock	5,830	—
Accrued interest receivable	7,392	—
Goodwill	281,773	—
Customer list	8,950	—
Core deposit intangibles	33,839	—
Bank owned life insurance	44,231	—
Premises and equipment, net	17,063	—
Other real estate owned	222	—
Other assets	25,871	—
Total non-cash assets acquired	2,953,838	—

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Nine months ended
	September 30,
	2015	2014
Liabilities assumed:
Deposits	3,160,746	—
Escrow deposits	4,616	—
Other borrowings	25,366	—
Other liabilities	50,181	—
Total liabilities assumed	$3,240,909	$—

Net non-cash assets acquired	$(287,071)	$—
Cash and cash equivalents received in acquisitions	879,240	—
Total consideration paid	$592,169	$—
The Company completed the acquisition of Damian Services Corporation on February 27, 2015 and the acquisition of Hudson Valley Holding Corp. on June 30, 2015. These transactions are included in the acquisitions portion of the statement of cash flows for the nine months ended September 30, 2015. See Note 2. “Acquisitions” for additional information.
See accompanying notes to consolidated financial statements.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

(1) Basis of Financial Statement Presentation

Merger with Hudson Valley Holding Corp.
On June 30, 2015, Hudson Valley Holding Corp. (“HVHC”) merged with and into Sterling Bancorp (the “HVB Merger”). In connection with the merger, Hudson Valley Bank, the principal subsidiary of HVHC, also merged with and into Sterling National Bank.

Merger with Sterling Bancorp
On October 31, 2013, Provident New York Bancorp (“Legacy Provident”) merged with Sterling Bancorp (“Legacy Sterling”). In connection with the merger, the following corporate actions occurred:

•	Legacy Sterling merged with and into Legacy Provident (the “Provident Merger”).

•	Legacy Provident was the accounting acquirer and the surviving entity.

•	Legacy Provident changed its legal entity name to Sterling Bancorp (“Sterling” or the “Company”).

•	Sterling National Bank merged into Provident Bank.

•	Provident Bank changed its legal entity name to Sterling National Bank (the “Bank”).

We refer to the merger with Legacy Sterling as the “Provident Merger.”

Change in Fiscal Year End
On January 27, 2015, the Board of Directors amended the Company’s bylaws to change the Company’s fiscal year end from September 30 to December 31.

Nature of Operations and Principles of Consolidation
The unaudited consolidated financial statements include the accounts of Sterling; Sterling Risk Management, Inc., which is a captive insurance company; STL Holdings, Inc., which has an investment in Sterling Silver Title Agency L.P., an inactive company that provided title searches and title insurance for residential and commercial real estate; the Bank; and the Bank’s wholly-owned subsidiaries. These subsidiaries included at September 30, 2015: (i) Sterling REIT, Inc., and Grassy Sprain Real Estate Holding, which are real estate investment trusts that hold a portion of the Company’s real estate loans; (ii) Sterling National Funding Corp., a company that originates loans to municipalities and governmental entities and acquires securities issued by state and local governments; (iii) Provest Services Corp. II, which has engaged a third-party provider to sell mutual funds and annuities to the Bank’s customers; and (iv) several limited liability companies, which hold other real estate owned. Intercompany transactions and balances are eliminated in consolidation.

The consolidated financial statements have been prepared by management and, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of its operations as of the dates and for the periods presented. Although certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company believes that the disclosures are adequate to make the information presented clear. The results of operations for the three months and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for other interim periods or the entire calendar year ending December 31, 2015. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited financial statements included in the Company’s Transition Report on Form 10-K filed March 6, 2015.

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

(2) Acquisitions
HVB Merger
On June 30, 2015 (“acquisition date”), the Company completed the HVB Merger. Under the terms of the HVB Merger agreement, HVHC shareholders received 1.92 shares of the Company’s common stock for each share of HVHC common stock, which resulted in the issuance of 38,525,154 shares. Based on the Company’s closing stock price of $14.63 per share on June 29, 2015, the aggregate consideration paid to HVHC shareholders was $566,307, which, in accordance with the HVB Merger agreement, also included the in-the-money cash value of outstanding HVHC stock options, the fair value of outstanding HVHC restricted stock awards and cash in lieu of fractional shares. Consistent with the Company’s strategy, the primary reason for the HVB Merger was the expansion of the Company’s geographic footprint in the greater New York metropolitan region and beyond.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of September 30, 2015 based on management’s best estimate using the information available as of the HVB Merger date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $269,757 and a core deposit intangible of $33,839.  As of June 30, 2015, HVHC had assets with a net book value of approximately $288,208, including loans with a net book value of approximately $1,816,767, and deposits with a net book value of approximately $3,160,746. The table below summarizes the amounts recognized as of the HVB Merger date for each major class of assets acquired and liabilities assumed, the estimated fair value adjustments and the amounts recorded in the Company’s financial statements at fair value at the HVB Merger date:

Consideration paid through Sterling Bancorp common stock issued to HVHC shareholders	$566,307

	HVHC net book value	Fair value adjustments		As recorded at acquisition
Cash and cash equivalents	$878,988	$—		$878,988
Investment securities	713,625	217	(a)	713,842
Loans	1,816,767	(24,248)	(b)	1,792,519
Federal Reserve Bank stock	5,830	—		5,830
Bank owned life insurance	44,231	—		44,231
Premises and equipment	11,918	4,925	(c)	16,843
Accrued interest receivable	7,392	—		7,392
Core deposits and other intangibles	—	33,839	(d)	33,839
Other real estate owned	222	—		222
Other assets	32,639	(7,931)	(e)	24,708
Deposits	(3,160,746)	—		(3,160,746)
Other borrowings	(25,366)	—		(25,366)
Other liabilities	(37,292)	1,540	(f)	(35,752)
Total identifiable net assets	$288,208	$8,342		$296,550

Goodwill recorded in the HVB Merger				$269,757
Explanation of certain fair value related adjustments:

(a)	Represents the fair value adjustment on investment securities held to maturity.

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
Direct acquisition and other charges incurred in connection with the HVB Merger were expensed as incurred and totaled $0 and $14,381 for the three months and nine months ended September 30, 2015, respectively. These expenses were recorded in Merger-related expenses on the consolidated income statements. Results of operations for the nine months ended September 30, 2015 included a charge for asset write-downs, information technology services and other contract terminations, employee retention and severance compensation and impairment of leases and facilities which totaled $28,055, which was recorded in other non-interest expense in the consolidated income statements.
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

The unaudited pro forma information, for the nine months ended September 30, 2015 and 2014, set forth below reflects adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; and (c) adjustments to interest income and expense due to amortization of premiums and accretion of discounts. Direct merger-related expenses and charges incurred in the nine months ended September 30, 2015 to write-down assets and accrue for retention and severance compensation are assumed to have occurred prior to January 1, 2014. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue enhancement opportunities or anticipated potential cost savings.

	Pro forma for the
	nine months ended September 30,
	2015	2014
Net interest income	$264,850	$241,326
Non-interest income	50,605	48,601
Non-interest expense	204,034	206,432
Net income	67,295	47,084

Pro forma earnings per share from continuing operations:
Basic	$0.53	$0.39
Diluted	0.52	0.39
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

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

(3) Securities

A summary of amortized cost and estimated fair value of our securities as of September 30, 2015 and December 31, 2014 is presented below:

	September 30, 2015
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Residential MBS:
Agency-backed	$1,048,193	$9,206	$(1,159)	$1,056,240	$228,360	$4,484	$(253)	$232,591
CMO/Other MBS	84,430	418	(501)	84,347	52,201	571	(76)	52,696
Total residential MBS	1,132,623	9,624	(1,660)	1,140,587	280,561	5,055	(329)	285,287
Other securities:
Federal agencies	86,746	77	(63)	86,760	103,976	3,673	(236)	107,413
Corporate	402,661	1,276	(4,279)	399,658	25,287	88	(19)	25,356
State and municipal	188,324	2,445	(235)	190,534	258,306	7,547	(208)	265,645
Trust preferred	27,926	606	—	28,532	—	—	—	—
Other	8,781	10	—	8,791	5,000	348	—	5,348
Total other securities	714,438	4,414	(4,577)	714,275	392,569	11,656	(463)	403,762
Total securities	$1,847,061	$14,038	$(6,237)	$1,854,862	$673,130	$16,711	$(792)	$689,049

	December 31, 2014
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Residential MBS:
Agency-backed	$528,818	$5,398	$(553)	$533,663	$138,589	$2,763	$(2)	$141,350
CMO/Other MBS	85,619	178	(959)	84,838	60,166	58	(564)	59,660
Total residential MBS	614,437	5,576	(1,512)	618,501	198,755	2,821	(566)	201,010
Other securities:
Federal agencies	150,623	4	(3,471)	147,156	136,618	4,328	(548)	140,398
Corporate	206,267	319	(1,755)	204,831	—	—	—	—
State and municipal	129,576	2,737	(248)	132,065	231,964	7,713	(89)	239,588
Trust preferred	37,687	652	(46)	38,293	—	—	—	—
Other	—	—	—	—	5,000	350	—	5,350
Total other securities	524,153	3,712	(5,520)	522,345	373,582	12,391	(637)	385,336
Total securities	$1,138,590	$9,288	$(7,032)	$1,140,846	$572,337	$15,212	$(1,203)	$586,346

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

The amortized cost and estimated fair value of securities at September 30, 2015 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities (“MBS”) are shown separately since they are not due at a single maturity date.

	September 30, 2015
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Other securities remaining period to contractual maturity:
One year or less	$27,914	$28,001	$15,166	$15,287
One to five years	362,015	362,461	31,610	32,858
Five to ten years	286,257	284,815	234,692	240,979
Greater than ten years	38,252	38,998	111,101	114,638
Total other securities	714,438	714,275	392,569	403,762
Residential MBS	1,132,623	1,140,587	280,561	285,287
Total securities	$1,847,061	$1,854,862	$673,130	$689,049

Sales of securities for the periods indicated below were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Available for sale:
Proceeds from sales	$606,459	$51,151	$808,892	$282,673
Gross realized gains	3,079	292	5,702	2,303
Gross realized losses	(353)	(259)	(744)	(1,016)
Income tax expense on realized net gains	886	9	1,611	374

At September 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

The following table summarizes securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position for the periods presented below:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available for sale
September 30, 2015
Residential MBS:
Agency-backed	$194,747	$(851)	$19,899	$(308)	$214,646	$(1,159)
CMO/Other MBS	15,530	(61)	25,019	(440)	40,549	(501)
Total residential MBS	210,277	(912)	44,918	(748)	255,195	(1,660)
Other securities:
Federal agencies	5,947	(1)	15,381	(62)	21,328	(63)
Corporate	234,658	(3,505)	24,891	(774)	259,549	(4,279)
State and municipal	35,945	(193)	3,587	(42)	39,532	(235)
Total other securities	276,550	(3,699)	43,859	(878)	320,409	(4,577)
Total	$486,827	$(4,611)	$88,777	$(1,626)	$575,604	$(6,237)
December 31, 2014
Residential MBS:
Agency-backed	$17,379	$(37)	$21,616	$(516)	$38,995	$(553)
CMO/Other MBS	25,551	(206)	43,475	(753)	69,026	(959)
Total residential MBS	42,930	(243)	65,091	(1,269)	108,021	(1,512)
Other securities:
Federal agencies	5,959	(87)	140,699	(3,384)	146,658	(3,471)
Corporate	85,055	(731)	65,648	(1,024)	150,703	(1,755)
State and municipal	12,012	(68)	11,400	(180)	23,412	(248)
Trust preferred	3,900	(46)	—	—	3,900	(46)
Total other securities	106,926	(932)	217,747	(4,588)	324,673	(5,520)
Total	$149,856	$(1,175)	$282,838	$(5,857)	$432,694	$(7,032)

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

The following table summarizes securities held to maturity with unrecognized losses, segregated by the length of time in a continuous unrecognized loss position for the periods presented below:

	Continuous unrecognized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Held to maturity
September 30, 2015
Residential MBS:
Agency-backed	$9,989	$(253)	$—	$—	$9,989	$(253)
CMO(1)/Other MBS	2,511	(10)	6,389	(66)	8,900	(76)
Total residential MBS	12,500	(263)	6,389	(66)	18,889	(329)
Other securities:
Federal agencies	9,948	(52)	14,816	(184)	24,764	(236)
Corporate	5,268	(19)	—	—	5,268	(19)
State and municipal	21,104	(166)	2,754	(42)	23,858	(208)
Total other securities	36,320	(237)	17,570	(226)	53,890	(463)
Total	$48,820	$(500)	$23,959	$(292)	$72,779	$(792)
December 31, 2014
Residential MBS:
Agency-backed	$1,208	$(2)	$—	$—	$1,208	$(2)
CMO/Other MBS	—	—	42,979	(564)	42,979	(564)
Total residential MBS	1,208	(2)	42,979	(564)	44,187	(566)
Other securities:
Federal agencies	9,711	(289)	14,741	(259)	24,452	(548)
State and municipal	11,501	(86)	233	(3)	11,734	(89)
Total other securities	21,212	(375)	14,974	(262)	36,186	(637)
Total	$22,420	$(377)	$57,953	$(826)	$80,373	$(1,203)
(1) CMO is defined in footnote 16. “Fair Value Measurements”.

At September 30, 2015, a total of 234 available for sale securities were in an unrealized loss position for less than 12 months and 42 securities were in a continuous unrealized loss position for 12 months or longer. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other than temporary impairment (“OTTI”) losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Company will receive full value for the securities. Furthermore, as of September 30, 2015, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. As of September 30, 2015, management believes the impairments detailed in the table above are temporary.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

Securities pledged for borrowings at FHLB and other institutions, and securities pledged for municipal deposits and other purposes were as follows for the periods presented below:

	September 30,	December 31,
	2015	2014
Available for sale securities pledged for borrowings, at fair value	$154,629	$187,314
Available for sale securities pledged for municipal deposits, at fair value	1,050,013	550,681
Available for sale securities pledged for customer back-to-back swaps, at fair value	2,152	1,959
Held to maturity securities pledged for borrowings, at amortized cost	211,385	154,712
Held to maturity securities pledged for municipal deposits, at amortized cost	353,646	352,843
Total securities pledged	$1,771,825	$1,247,509

(4) Portfolio Loans

The composition of the Company’s loan portfolio, excluding loans held for sale, was the following for the periods presented below:

	September 30,	December 31,
	2015	2014
Commercial:
Commercial & industrial (“C&I”)	$1,652,556	$1,244,555
Payroll finance	193,669	154,229
Warehouse lending	318,634	173,786
Factored receivables	252,868	161,625
Equipment financing	597,316	411,449
Total commercial	3,015,043	2,145,644
Commercial mortgage:
Commercial real estate	2,569,762	1,458,277
Multi-family	750,931	384,544
Acquisition, development & construction (“ADC”)	177,062	96,995
Total commercial mortgage	3,497,755	1,939,816
Total commercial and commercial mortgage	6,512,798	4,085,460
Residential mortgage	721,606	529,766
Consumer:
Home equity lines of credit	256,020	163,569
Other consumer loans	35,208	36,846
Total consumer	291,228	200,415
Total portfolio loans	7,525,632	4,815,641
Allowance for loan losses	(47,611)	(42,374)
Portfolio loans, net	$7,478,021	$4,773,267

Total portfolio loans include net deferred loan origination costs of $2,644 at September 30, 2015, and $1,609 at December 31, 2014.

At September 30, 2015, the Company pledged loans totaling $2,029,760 to the FHLB as collateral for certain borrowing arrangements. See Note 7. “Borrowings and Senior Notes”.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

The following tables set forth the amounts and status of the Company’s loans, troubled debt restructurings (“TDRs”) and non-performing loans at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial & industrial	$1,630,894	$8,788	$1,792	$77	$11,005	$1,652,556
Payroll finance	193,562	23	7	77	—	193,669
Warehouse lending	318,634	—	—	—	—	318,634
Factored receivables	252,641	—	—	—	227	252,868
Equipment financing	593,930	753	1,501	—	1,132	597,316
Commercial real estate	2,541,565	4,492	1,884	—	21,821	2,569,762
Multi-family	749,172	656	—	—	1,103	750,931
ADC	169,454	2,893	—	59	4,656	177,062
Residential mortgage	697,343	4,122	950	—	19,191	721,606
Consumer	279,884	2,334	686	69	8,255	291,228
Total portfolio loans	$7,427,079	$24,061	$6,820	$282	$67,390	$7,525,632
Total TDRs included above	$15,557	$894	$181	$59	$8,240	$24,931
Non-performing loans:
Loans 90+ days past due and still accruing						$282
Non-accrual loans						67,390
Total non-performing loans						$67,672

	December 31, 2014
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial & industrial	$1,232,363	$6,237	$920	$60	$4,975	$1,244,555
Payroll finance	154,114	—	—	115	—	154,229
Warehouse lending	173,786	—	—	—	—	173,786
Factored receivables	161,381	—	—	—	244	161,625
Equipment financing	410,483	707	19	—	240	411,449
Commercial real estate	1,433,235	7,982	5,322	452	11,286	1,458,277
Multi-family	383,799	317	—	156	272	384,544
ADC	89,730	401	451	—	6,413	96,995
Residential mortgage	509,597	2,935	975	—	16,259	529,766
Consumer	191,528	1,110	1,607	—	6,170	200,415
Total loans	$4,740,016	$19,689	$9,294	$783	$45,859	$4,815,641
Total TDRs included above	$16,238	$847	$176	$—	$11,427	$28,688
Non-performing loans:
Loans 90+ days past due and still accruing						$783
Non-accrual loans						45,859
Total non-performing loans						$46,642

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

Activity in the allowance for loan losses for the three and nine months ended September 30, 2015 and 2014 is summarized below:

	For the three months ended September 30, 2015
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Commercial & industrial	$11,350	$(224)	$781	$557	$197	$12,104
Payroll finance	1,650	(44)	—	(44)	241	1,847
Warehouse lending	1,263	—	—	—	(136)	1,127
Factored receivables	1,496	(52)	18	(34)	343	1,805
Equipment financing	3,245	(1,369)	148	(1,221)	2,297	4,321
Commercial real estate	11,100	(223)	76	(147)	1,722	12,675
Multi-family	2,405	—	—	—	(248)	2,157
ADC	2,425	—	—	—	(332)	2,093
Residential mortgage	4,937	(546)	81	(465)	517	4,989
Consumer	4,446	(387)	35	(352)	399	4,493
Total allowance for loan losses	$44,317	$(2,845)	$1,139	$(1,706)	$5,000	$47,611
Annualized net charge-offs to average loans outstanding						0.09%

	For the three months ended September 30, 2014
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Commercial & industrial	$8,997	$(240)	$419	$179	$360	$9,536
Payroll finance	1,048	(758)	—	(758)	1,089	1,379
Warehouse lending	395	—	—	—	235	630
Factored receivables	639	(43)	9	(34)	689	1,294
Equipment financing	1,657	(451)	194	(257)	1,221	2,621
Commercial real estate	9,113	(135)	3	(132)	1,863	10,844
Multi-family	2,202	—	92	92	(427)	1,867
ADC	3,747	(1)	—	(1)	(1,626)	2,120
Residential mortgage	4,746	(418)	314	(104)	1,195	5,837
Consumer	3,806	(113)	40	(73)	751	4,484
Total allowance for loan losses	$36,350	$(2,159)	$1,071	$(1,088)	$5,350	$40,612
Annualized net charge-offs to average loans outstanding						0.09%

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

	For the nine months ended September 30, 2015
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Commercial & industrial	$11,027	$(1,294)	$1,045	$(249)	$1,326	$12,104
Payroll finance	1,506	(406)	11	(395)	736	1,847
Warehouse lending	608	—	—	—	519	1,127
Factored receivables	1,205	(270)	46	(224)	824	1,805
Equipment financing	2,569	(1,960)	416	(1,544)	3,296	4,321
Commercial real estate	10,121	(561)	92	(469)	3,023	12,675
Multi-family	2,111	(17)	—	(17)	63	2,157
ADC	2,987	—	9	9	(903)	2,093
Residential mortgage	5,843	(727)	92	(635)	(219)	4,989
Consumer	4,397	(1,550)	111	(1,439)	1,535	4,493
Total allowance for loan losses	$42,374	$(6,785)	$1,822	$(4,963)	$10,200	$47,611
Annualized net charge-offs to average loans outstanding						0.11%

	For the nine months ended September 30, 2014
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Commercial & industrial	$6,886	$(2,295)	$572	$(1,723)	$4,373	$9,536
Payroll finance	—	(758)	—	(758)	2,137	1,379
Warehouse lending	—	—	—	—	630	630
Factored receivables	—	(289)	9	(280)	1,574	1,294
Equipment financing	—	(1,074)	194	(880)	3,501	2,621
Commercial real estate	8,040	(488)	124	(364)	3,168	10,844
Multi-family	1,952	—	92	92	(177)	1,867
ADC	5,857	(1,261)	—	(1,261)	(2,476)	2,120
Residential mortgage	4,600	(693)	316	(377)	1,614	5,837
Consumer	3,277	(639)	90	(549)	1,756	4,484
Total allowance for loan losses	$30,612	$(7,497)	$1,397	$(6,100)	$16,100	$40,612
Annualized net charge-offs to average loans outstanding						0.19%
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

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at September 30, 2015:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	Purchased credit impaired loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Commercial & industrial	$3,630	$1,631,054	$17,872	$1,652,556	$—	$12,104	$12,104
Payroll finance	—	193,669	—	193,669	—	1,847	1,847
Warehouse lending	—	318,634	—	318,634	—	1,127	1,127
Factored receivables	—	252,868	—	252,868	—	1,805	1,805
Equipment financing	670	596,646	—	597,316	—	4,321	4,321
Commercial real estate	13,974	2,494,999	60,789	2,569,762	—	12,675	12,675
Multi-family	922	745,576	4,433	750,931	—	2,157	2,157
ADC	8,724	162,783	5,555	177,062	—	2,093	2,093
Residential mortgage	515	713,587	7,504	721,606	—	4,989	4,989
Consumer	—	289,611	1,617	291,228	—	4,493	4,493
Total loans	$28,435	$7,399,427	$97,770	$7,525,632	$—	$47,611	$47,611

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at December 31, 2014:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	Purchased credit impaired loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Commercial & industrial	$4,461	$1,238,899	$1,195	$1,244,555	$—	$11,027	$11,027
Payroll finance	—	154,229	—	154,229	—	1,506	1,506
Warehouse lending	—	173,786	—	173,786	—	608	608
Factored receivables	—	161,625	—	161,625	—	1,205	1,205
Equipment financing	—	411,449	—	411,449	—	2,569	2,569
Commercial real estate	14,423	1,443,714	140	1,458,277	—	10,121	10,121
Multi-family	—	384,544	—	384,544	—	2,111	2,111
ADC	11,624	85,371	—	96,995	—	2,987	2,987
Residential mortgage	515	527,171	2,080	529,766	—	5,843	5,843
Consumer	—	200,415	—	200,415	—	4,397	4,397
Total loans	$31,023	$4,781,203	$3,415	$4,815,641	$—	$42,374	$42,374

The Company acquired loans in the HVB Merger and the Provident Merger, for which there was, at acquisition, both evidence of deterioration of credit quality since origination and probability, at acquisition, that all contractually required payments would not be collected (“PCI loans”). The carrying amount of such loans is presented in the tables above. At September 30, 2015, the net recorded amount of PCI loans was $97,770. The balance of $3,415 at December 31, 2014 represented the remaining net recorded amount of PCI loans acquired in the Provident Merger.

There was no portion of the allowance for loan losses that was associated with PCI loans at September 30, 2015, as management determined there was no further deterioration in the credit quality of these loans since the acquisition date.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

The following table presents shows the changes in the balance of the accretable yield discount for PCI loans for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$13,201	$748	$724	$2,841
Balance acquired in HVB Merger	—	—	12,527	—
Accretion of income	(862)	—	(862)	—
Disposals	—	(24)	(50)	(2,117)
Reclassification from non-accretable difference	413	—	413	—
Balance at end of period	$12,752	$724	$12,752	$724

Income is not recognized on PCI loans unless the Company can reasonably estimate the cash flows that are expected to be collected over the life of the loan. The balance of PCI loans that were treated under the cost recovery method were $22,821 and $3,415 at September 30, 2015 and December 31, 2014, respectively.

The following table presents loans individually evaluated for impairment, excluding purchased credit impaired loans, by segment of loans at September 30, 2015 and December 31, 2014:

	C&I	Commercial real estate	ADC	Residential mortgage	Total
Loans with no related allowance recorded:
September 30, 2015
Unpaid principal balance	$4,300	$15,453	$8,769	$515	$29,037
Recorded investment	4,300	14,896	8,724	515	28,435
December 31, 2014
Unpaid principal balance	4,571	14,635	12,848	515	32,569
Recorded investment	4,461	14,423	11,624	515	31,023

The following tables present the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for the three months ended September 30, 2015 and September 30, 2014:

	September 30, 2015			September 30, 2014
	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
Loans with no related allowance recorded:
Commercial & industrial	$3,637	$—	$—	$6,266	$—	$—
Equipment financing	670	—	—	—	—	—
Commercial real estate	14,217	42	—	20,857	92	—
Multi-family	922	—	—	—	—	—
ADC	8,800	56	—	28,622	71	—
Residential mortgage	515	—	—	772	—	—
Total	$28,761	$98	$—	$56,517	$163	$—

There were no impaired loans with an allowance recorded at September 30, 2015 or September 30, 2014. At September 30, 2015 and September 30, 2014, there were no factored receivable, payroll finance, warehouse lending, or consumer impaired loans.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

The following table presents the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for the nine months ended September 30, 2015 and September 30, 2014:

	September 30, 2015			September 30, 2014
	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
Loans with no related allowance recorded:
Commercial & industrial	$3,647	$—	$—	$4,177	$—	$—
Equipment financing	670	—	—	—	—	—
Commercial real estate	14,529	125	—	13,952	185	—
Multi-family	923	—	—	—	—	—
ADC	8,831	171	—	19,804	152	—
Residential mortgage	515	—	—	515	—	—
Total	$29,115	$296	$—	$38,448	$337	$—

There were no impaired loans with an allowance recorded at September 30, 2015 or September 30, 2014. At September 30, 2015 and September 30, 2014, there were no factored receivable, payroll finance, warehouse lending, or consumer impaired loans.

Troubled Debt Restructuring:

The following tables set forth the amounts and past due status of the Company’s TDRs at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial & industrial	$156	$—	$—	$—	$2,065	$2,221
Equipment financing	359	—	—	—	—	359
Commercial real estate	4,793	260	—	—	—	5,053
ADC	5,180	—	—	59	3,641	8,880
Residential mortgage	5,069	634	181	—	2,354	8,238
Consumer	—	—	—	—	180	180
Total	$15,557	$894	$181	$59	$8,240	$24,931

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

	December 31, 2014
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Commercial & industrial	$245	$—	$—	$—	$2,065	$2,310
Equipment financing	409	—	—	—	—	409
Commercial real estate	4,833	263	—	—	—	5,096
ADC	5,487	—	—	—	6,373	11,860
Residential mortgage	5,264	584	176	—	2,768	8,792
Consumer	—	—	—	—	221	221
Total	$16,238	$847	$176	$—	$11,427	$28,688

There were no payroll finance, warehouse lending, factored receivable, or multi-family loans that were TDRs for either period presented above. The Company did not have outstanding commitments to lend additional amounts to customers with loans classified as TDRs as of September 30, 2015 and December 31, 2014, respectively.

The following table presents loans by segment modified as TDRs that occurred during the first nine months of 2015 and 2014:

	September 30, 2015			September 30, 2014
		Recorded investment			Recorded investment
	Number	Pre- modification	Post- modification	Number	Pre- modification	Post- modification
ADC	—	—	—	2	1,060	1,060
Total TDRs	—	$—	$—	2	$1,060	$1,060

As shown, there were no loans modified by TDR in the nine months ended September 30, 2015. The TDRs presented above did not increase the allowance for loan losses and did not result in charge-offs for the three or nine months ended September 30, 2015 and September 30, 2014, respectively.

There were no TDRs that were modified during the three months and nine months ended September 30, 2015 and 2014 that had subsequently defaulted (missed three consecutive payments) during the periods presented.

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk grade of commercial loans; (ii) the level of classified commercial loans; (iii) the delinquency status of residential mortgage and consumer loans (home equity lines of credit (“HELOC”) and other consumer loans); (iv) net charge-offs; (v) non-performing loans (see details above); and (vi) the general economic conditions in the greater New York metropolitan region. The Bank analyzes loans individually by classifying the loans by credit risk, except residential mortgage loans, HELOC and other consumer, which are evaluated on a homogeneous pool basis unless the loan balance is greater than $500. This analysis is performed at least quarterly on all criticized/classified loans. The Bank uses the following definitions of risk ratings:

1 and 2 - These grades include loans that are secured by cash, marketable securities or cash surrender value of life insurance policies.

3 - This grade includes loans to borrowers with strong earnings and cash flow and that have the ability to service debt. The borrower’s assets and liabilities are generally well matched and are above average quality. The borrower has ready access to multiple sources of funding, including alternatives such as term loans, private equity placements or trade credit.

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

7 - Special Mention (OCC definition) - Other Assets Especially Mentioned (“OAEM”) are loans that have potential weaknesses which may, if not reversed or corrected, weaken the asset or inadequately protect the Bank’s credit position at some future date. Such assets constitute an undue and unwarranted credit risk but not to the point of justifying a classification of “Substandard.” The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances surrounding a specific asset.

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

Loans that are risk-rated 1 through 6 as defined above are considered to be pass-rated loans. As of September 30, 2015 and December 31, 2014, the risk category of gross loans by segment was as follows:

	September 30, 2015			December 31, 2014
	Special mention	Substandard	Doubtful	Special mention	Substandard
Commercial & industrial	$37,974	$15,342	$—	$13,060	$7,730
Payroll finance	328	96	—	996	115
Factored receivables	—	1,597	—	34	244
Equipment financing	493	1,379	—	—	240
Commercial real estate	40,878	59,247	—	12,707	28,194
Multi-family	2,788	1,759	—	317	272
ADC	6,783	11,652	—	1,027	16,016
Residential mortgage	950	20,344	—	975	16,402
Consumer	882	9,268	152	1,200	6,690
Total	$91,076	$120,684	$152	$30,316	$75,903

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

The Company acquired $48,153 of special mention loans and $49,914 of substandard loans in the HVB Merger. There were no criticized or classified warehouse lending loans for the periods presented. There were no loans rated “loss” at September 30, 2015 and no loans rated “doubtful” or “loss” at December 31, 2014.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

(5) Goodwill and Other Intangible Assets

The balance of goodwill and other intangible assets for the periods presented were as follows:

	September 30,	December 31,
	2015	2014
Goodwill	$670,699	$388,926
Other intangible assets:
Core deposits	$48,264	$18,473
Customer lists	8,256	—
Non-compete agreements	3,590	3,959
Trade name	20,500	20,500
Fair value of below market leases	220	400
Total other intangible assets	$80,830	$43,332

The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2015 was as follows:

Amortization expense
Remainder of 2015	$3,463
2016	11,953
2017	8,088
2018	7,098
2019	6,074
2020	5,428
Thereafter	18,226
Total	$60,330

(6) Deposits

Deposit balances at September 30, 2015 and December 31, 2014 were summarized as follows:

	September 30,	December 31,
	2015	2014
Non-interest bearing demand	$3,126,258	$1,481,870
Interest bearing demand	1,602,613	747,667
Savings	908,497	711,509
Money market	2,621,029	1,790,435
Certificates of deposit	547,014	480,844
Total deposits	$8,805,411	$5,212,325
Municipal deposits totaled $1,352,846 and $883,350 at September 30, 2015 and December 31, 2014, respectively. See Note 3. “Securities” for the amount of securities that were pledged as collateral for municipal deposits and other purposes.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

Listed below are the Company’s brokered deposits:

	September 30,	December 31,
	2015	2014
Money market	$288,778	$75,462
Reciprocal CDARs [1]	3,779	6,666
CDARs one way	19,752	86,530
Total brokered deposits	$312,309	$168,658

1 Certificate of deposit account registry service

(7) Borrowings and Senior Notes

The Company’s borrowings and weighted average interest rates are summarized as follows for the periods presented:

	September 30,		December 31,
	2015		2014
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB borrowings	$806,970	1.62%	$1,003,209	1.37%
Other borrowings (repurchase agreements)	42,286	0.34	9,846	0.30
Senior notes	98,792	5.98	98,498	5.98
Total borrowings	$948,048	2.02%	$1,111,553	1.77%
By remaining period to maturity:
Less than one year	$489,499	0.47%	$532,835	0.39%
One to two years	257,470	3.51	152,760	0.69
Two to three years	198,791	3.86	255,000	3.54
Three to four years	—	—	168,498	4.38
Greater than five years	2,288	4.92	2,460	4.92
Total borrowings	$948,048	2.02%	$1,111,553	1.77%

FHLB borrowings. As a member of the FHLB, the Bank may borrow up a discounted percentage of the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of September 30, 2015 and December 31, 2014, the Bank had total residential mortgage and commercial real estate loans pledged after discount of $2,029,760 and $1,302,681, respectively. In addition to the pledged mortgages, the Bank had also pledged securities to secure borrowings, which are disclosed in Note 3. “Securities.” As of September 30, 2015, the Bank had unused borrowing capacity at the FHLB of $1,447,595 and may increase its borrowing capacity by pledging securities not required to be pledged for other purposes with a collateral value of approximately $505,000.

FHLB borrowings includes $200,000 at September 30, 2015 and December 31, 2014 that are putable quarterly at the discretion of the FHLB. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 1.56 and 2.31 years at September 30, 2015 and December 31, 2014, respectively and a weighted average interest rate of 4.23%.

Other borrowings (repurchase agreements). The Bank enters into sales of securities under agreements to repurchase. These repurchase agreements facilitate the needs of our customers and a portion of our secured short-term funding needs. Securities sold under agreements to repurchase at September 30, 2015 and December 31, 2014 are secured short-term borrowings that mature in one to 45 days and are generally renewed on a continuous basis. Repurchase agreements are stated at the amount of cash received in connection with these transactions. The securities pledged under these repurchase agreements fluctuate in value due to market conditions. The Bank is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

Senior Notes. On July 2, 2013, the Company issued $100,000 principal amount of 5.50% fixed rate senior notes (the “Senior Notes”)through a private placement at a discount of 1.75%. The cost of issuance was $303, and at September 30, 2015 and December 31, 2014 the unamortized discount was $1,208 and $1,502, respectively, which will be accreted to interest expense over the life of the Senior Notes, resulting in an effective yield of 5.98%. Interest is due semi-annually in arrears on January 2 and July 2 until maturity on July 2, 2018. The Senior Notes were issued under an indenture between the Company and U.S. Bank National Association, as trustee.

Revolving line of credit. On September 4, 2015, the Company amended and renewed its existing revolving line of credit agreement for a new 12-month term. This loan agreement is for a $15,000 revolving line of credit facility (the “Credit Facility”) with a financial institution that matures on September 5, 2016. The balance was zero at September 30, 2015 and December 31, 2014. The use of proceeds are for general corporate purposes. The line and accrued interest is payable at maturity, and the Company is required to maintain a zero balance for at least 30 days during its term. Loans under the Credit Facility bear interest at one-month LIBOR plus 1.25%. Under the terms of the Credit Facility, the Company and the Bank must maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. The Company and the Bank were in compliance with all requirements of the Credit Facility at September 30, 2015.

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

The Company pledged collateral to another financial institution in the form of investment securities with a fair value of $2,152 as of September 30, 2015. The Company may need to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

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

Summary information as of September 30, 2015 and December 31, 2014 regarding these derivatives is presented below:

	Notional amount	Average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
September 30, 2015
3rd party interest rate swap	$64,581	5.61	4.11%	1 m Libor + 2.17	$2,152
Customer interest rate swap	(64,581)	5.61	4.11	1 m Libor + 2.17	(2,152)
December 31, 2014
3rd party interest rate swap	67,551	4.70	4.13	1 m Libor + 2.36	1,332
Customer interest rate swap	(67,551)	4.70	4.13	1 m Libor + 2.36	(1,332)

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

(9) Income Taxes

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory Federal tax rate for the following reasons:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Income before income tax expense	$35,841	$22,789	$49,365	$58,776
Tax at Federal statutory rate of 35%	12,543	7,977	17,278	20,572
State and local income taxes, net of Federal tax benefit	1,888	(355)	2,379	1,097
Tax-exempt interest, net of disallowed interest	(1,171)	(1,115)	(3,345)	(3,086)
BOLI income	(423)	(270)	(1,114)	(851)
Non-deductible acquisition related costs	—	—	700	—
Low income housing tax credits	(53)	(53)	(161)	(453)
Other, net	(1,136)	268	306	(183)
Actual income tax (benefit) expense	$11,648	$6,452	$16,043	$17,096
Effective income tax rate	32.5%	28.3%	32.5%	29.1%

Net deferred tax assets totaled $23,408 at September 30, 2015 and $14,857 at December 31, 2014. No valuation allowance was recorded against deferred tax assets at September 30, 2015 as management believes it is more likely than not that all of the deferred tax assets will be realized as they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of other non-interest expense. Such amounts were not material during the reported periods.

The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2010.

(10) Stock-Based Compensation

The Company has active stock-based compensation plans, as described below.

The Company’s stockholders approved the 2015 Omnibus Equity and Incentive Plan (the “2015 Plan”) on May 28, 2015. The 2015 Plan permits the grant of stock options, stock appreciation rights, restricted stock (both time-based and performance-based), restricted stock units, deferred stock and other stock-based awards. The total number of shares that may be awarded under the 2015 Plan is 2,800,000 shares plus the remaining shares available for grant under the 2014 Stock Incentive Plan (the “2014 Plan”). At September 30, 2015, there were 4,394,333 shares available for future grant under the 2015 Plan.

The 2014 Plan was a stockholder approved plan. The 2014 Plan permitted the grant of stock options, stock appreciation rights, restricted stock (both time-based and performance-based), restricted stock units, performance units, deferred stock, and other stock-based awards for up to 3,400,000 shares of common stock. The approval of the 2015 Plan resulted in the termination of the 2014 Plan. Awards outstanding as of May 28, 2015 will continue to be governed by the 2014 Plan document; however, no future grants will be made under the 2014 Plan.

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

In addition to the 2015 Plan and the 2014 Plan, the Company previously granted awards under its 2011 Employment Inducement Stock Program, which included options to purchase 107,256 shares of common stock and restricted stock awards covering 29,550 shares of common stock, both of which vested in four equal installments through July 2015.

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

The following table summarizes the activity in the Company’s active stock-based compensation plans for the nine months ended September 30, 2015:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at January 1, 2015	1,999,022	643,887	$11.79	2,040,299	$11.10
2015 Plan	2,800,000	—	—	—	—
Granted (1)	(463,356)	166,379	13.71	19,566	14.02
Stock awards vested	—	(52,471)	11.33	—	—
Exercised	—	—	—	(384,781)	11.65
Forfeited	180,217	(31,295)	12.90	(70,371)	12.89
Canceled/expired	(121,550)	—	—	—	—
Balance at September 30, 2015	4,394,333	726,500	$12.21	1,604,713	$10.93
Exercisable at September 30, 2015				807,598	$9.93
(1) Reflects certain non-vested stock awards granted under the 2014 Plan that counted as 3.5 shares for each share granted.

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $6,320 and $3,992, respectively, at September 30, 2015.

The Company uses an option pricing model to estimate the grant date fair value of stock options granted. The weighted average estimated value per option granted was $2.11 for the nine months ended September 30, 2015. There were 19,566 stock options granted during the nine months ended September 30, 2015. There were no stock options granted during the nine months ended September 30, 2014.

The fair value of options granted was determined using the following weighted average assumptions as of the grant date:

	For the nine months
	ended September 30,
	2015	2014
Risk-free interest rate	1.9%	—%
Expected stock price volatility	21.1	—
Dividend yield (1)	3.1	—
Expected term in years	5.76	—
(1) Represents the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense associated with stock options and non-vested stock awards and the related income tax benefit was as follows for the periods presented below:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014
Stock options	$201	$251	$740	$682
Non-vested stock awards/performance units	863	573	2,580	1,707
Total	$1,064	$824	$3,320	$2,389
Income tax benefit	68	219	727	456
Proceeds from stock option exercises			3,596	1,563

Unrecognized stock-based compensation expense as of September 30, 2015 was as follows:

September 30, 2015
Stock options	$896
Non-vested stock awards/performance units	5,219
Total	$6,115

The weighted average period over which unrecognized stock options is expected to be recognized is 1.48 years. The weighted average period over which unrecognized non-vested stock awards/performance units is expected to be recognized is 1.59 years.

(11) Pension and Other Post Retirement Plans

Net pension expense (benefit) and post-retirement expense (benefit) is comprised of the following for the periods presented below:

	Pension plan		Other post retirement plans
	For the three months ended		For the three months ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$—	$—	$2	$16
Interest cost	589	734	119	584
Expected return on plan assets	(729)	(892)	—	—
Net amortization and deferral	90	49	44	205
Plan termination charge (settlement benefit)	13,384	—	—	(2,485)
Total pension and other post-retirement expense (benefit)	$13,334	$(109)	$165	$(1,680)

	Pension plan		Other post retirement plans
	For the nine months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$—	$—	$4	$39
Interest cost	1,766	2,228	384	649
Expected return on plan assets	(2,187)	(2,709)	—	—
Net amortization and deferral	272	129	121	241
Plan termination charge (settlement benefit)	13,384	1,486	—	(2,485)
Total pension and other post-retirement expense (benefit)	$13,235	$1,134	$509	$(1,556)

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

Net pension expense (benefit) and post-retirement expense (benefit) is included as a component of compensation and benefits in the consolidated income statements, except that the termination and settlement charge for the defined benefit pension plan described below was presented separately due to its significance.

On October 15, 2015, the Company terminated the Sterling National Bank / Sterling Bancorp Defined Benefit Pension Plan (the “Plan”). After obtaining the required regulatory approvals, the Company purchased annuities from a third-party insurance carrier and made lump sum distributions as elected by Plan participants in the amount of $58,171. In connection with the Plan termination, the Company incurred a charge of $13,384, which was comprised of the change in fair value of Plan assets of $4,068, the recognition of the remaining balance of accumulated other comprehensive loss through earnings of $7,936 and a charge representing the difference between the Company’s effective tax rate and its marginal tax rate of $1,380. The remaining pension reversion asset of $11,718 (recorded in other assets in the consolidated balance sheet) at September 30, 2015, will be held in custody by the Company’s 401(k) plan custodian and is expected to be charged to earnings over the next five to seven years as it is distributed to employees under qualified compensation and benefit programs.

The Company’s other post retirement plans include a non-qualified Supplemental Executive Retirement Plan (“SERP”) that provides certain officers and executives with supplemental retirement benefits. The Company contributed $79 and $75 to fund SERP benefits during the nine months ended September 30, 2015 and 2014, respectively. Total post retirement plan liabilities were $12,134 (recorded in other liabilities in the consolidated balance sheet) at September 30, 2015.

In connection with the HVB Merger, the Company assumed SERP liabilities of $13,868. The Company terminated the HVHC SERP as of the acquisition date. Plan participants received a lump-sum cash payment in July 2015 and all plan obligations were satisfied.

(12) Other Non-interest Expense

Other non-interest expense items for the three- and nine-month periods ended September 30, 2015 and 2014, respectively, are presented in the following table. Components exceeding 1% of the aggregate of total net interest income and total non-interest income are presented separately.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Other non-interest expense:
Advertising and promotion	$699	$664	$1,771	$2,048
Professional fees	2,159	1,913	6,173	5,079
Data and check processing	2,667	1,065	6,383	2,796
Insurance & surety bond premium	1,161	675	2,290	2,086
Charge for asset write-downs	—	—	29,026	2,321
Other	5,472	4,855	12,921	12,435
Total other non-interest expense	$12,158	$9,172	$58,564	$26,765

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

(13) Earnings Per Common Share

Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Non-vested stock awards are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as holders of the Company’s common stock. Diluted earnings per common share is computed using the weighted average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. The Company’s dilutive securities include stock options and non-participating performance based stock awards.

The following table presents a reconciliation of net income available to common stockholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic:
Net income	$24,193	$16,337	$33,322	$41,680
Less: Earnings allocated to participating securities	105	98	247	254
Net earnings attributable to common stock	24,088	16,239	33,075	41,426

Distributed earnings allocated to common stock	9,031	5,932	21,196	17,569
Undistributed earnings allocated to common stock	15,057	10,307	11,879	23,857
Net earnings attributable to common stock	$24,088	$16,239	$33,075	$41,426

Weighted average total shares outstanding	129,733,911	83,610,943	103,199,765	83,563,334
Less: Weighted average participating securities	561,079	504,999	544,199	512,142
Weighted average common shares outstanding	129,172,832	83,105,944	102,655,566	83,051,192

Basic earnings per common share	$0.19	$0.20	$0.32	$0.50

Diluted:
Net earnings attributable to common stock	$24,088	$16,239	$33,075	$41,426
Weighted average common shares outstanding	129,172,832	83,105,944	102,655,566	83,051,192
Dilutive effect of stock-based compensation	459,026	272,518	413,491	264,894
Weighted average diluted shares outstanding	129,631,858	83,378,462	103,069,057	83,316,086

Diluted earnings per common share	$0.19	$0.19	$0.32	$0.50

Dividends per common share	$0.07	$0.07	$0.21	$0.21

As of September 30, 2015 and September 30, 2014, 149 and 530,547 weighted average common shares that could be exercised under stock option plans were anti-dilutive for the three month periods, respectively. As of September 30, 2015 and September 30, 2014, 102,310 and 586,664 weighted average common shares that could be exercised under stock option plans were anti-dilutive for the nine month periods, respectively. Anti-dilutive shares are not included in determining diluted earnings per share.

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

The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital (as defined in the regulations), Tier 1 capital (as defined in the regulations) and Total capital (as defined in the regulations) to risk-weighted assets (as defined, “RWA”), and of Tier 1 capital to adjusted quarterly average assets (as defined) (the “Tier 1 leverage ratio”).

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

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital (as defined in the regulations) for both the Company and the Bank includes a permissible portion of the allowance for loan losses. Prior to January 1, 2015, the Company’s and the Bank’s Tier 1 capital consisted of total shareholders’ equity excluding accumulated other comprehensive income, goodwill and other intangible assets.

The Common Equity Tier 1 (beginning in 2015), Tier 1 and Total capital ratios are calculated by dividing the respective capital amounts by RWA. RWA is calculated based on regulatory requirements and includes total assets, excluding goodwill and other intangible assets, allocated by risk weight category, and certain off-balance-sheet items, among other things.

The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets, among other things.When fully phased-in on January 1, 2019, the Basel III Capital Rules will require the Company and the Bank to maintain: (i) a minimum ratio of Common Equity Tier 1 capital to RWA of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to RWA of at least 7.0% upon full implementation); (ii) a minimum ratio of Tier 1 capital to RWA of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to RWA of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to adjusted quarterly average assets.

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

The following table presents actual and required capital ratios as of September 30, 2015 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

of September 30, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III phase-in schedule		Minimum capital required - Basel III fully phased-in		Required to be considered well capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
September 30, 2015
Common equity tier 1 to RWA:
Sterling National Bank	$1,032,930	11.79%	$394,214	4.50%	$613,221	7.00%	$569,420	6.50%
Sterling Bancorp	963,090	10.94	396,017	4.50	616,026	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	1,032,930	11.79%	525,618	6.00%	744,626	8.50%	700,824	8.00%
Sterling Bancorp	963,090	10.94	528,022	6.00	748,031	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	1,081,090	12.34%	700,824	8.00%	919,832	10.50%	876,030	10.00%
Sterling Bancorp	1,011,250	11.49	704,030	8.00	924,039	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	1,032,930	9.80%	421,732	4.00%	421,732	4.00%	527,165	5.00%
Sterling Bancorp	963,090	9.12	422,388	4.00	422,388	4.00	N/A	N/A

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

As of September 30, 2015, capital levels at the Bank and the Company exceeded all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. Based on the ratios presented above, capital levels as of September 30, 2015 at the Bank and the Company exceeded the minimum levels necessary to be considered “well-capitalized”.

The Bank and the Company are subject to the regulatory capital requirements administered by the Federal Reserve, and, for the Bank, the Office of the Comptroller of the Currency. Regulatory authorities can initiate certain mandatory actions if the Bank or the Company fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of September 30, 2015, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

(b) Dividend Restrictions
The Company is mainly dependent upon dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that fiscal year combined with the retained net profits for the preceding two fiscal years. Under the foregoing dividend restrictions and while maintaining its “well-capitalized” status, at September 30, 2015, the Bank had capacity to pay aggregate dividends of up to $56,549 to the Company without prior regulatory approval.

(c) Capital Raise
On February 11, 2015, the Company completed a public offering of 6.9 million shares of common stock at an offering price of $13.00 per share for gross proceeds of approximately $89,700, and net proceeds, after underwriting discounts, commissions and other costs of issuance of $85,059.

(d) Stock Repurchase Plans
From time to time, the Company’s board of directors has authorized stock repurchase plans. The Company has 776,713 shares that are available to be purchased under the currently announced stock repurchase program. There were no shares repurchased under the repurchase program during the nine months ended September 30, 2015 or September 30, 2014.

(e ) Liquidation Rights
Upon completion of a second-step conversion in January 2004, the Bank established a special “liquidation account” in accordance with Office of Comptroller of the Currency regulations. The account was established for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders (as defined in the plan of conversion) in an amount equal to the greater of (i) the Mutual Holding Company’s (as defined in the plan of conversion) ownership interest in the retained earnings of the Bank as of the date of its latest balance sheet contained in the prospectus; or (ii) the retained earnings of the Bank at the time that the Bank reorganized into the Mutual Holding Company in 1999. Each Eligible Account Holder and Supplemental Eligible Account Holder that continues to maintain his or her deposit account at the Bank would be entitled, in the event of a complete liquidation of the Bank, to a pro rata interest in the liquidation account prior to any payment to the stockholders of the Company. The liquidation account is reduced annually on September 30 to the extent that Eligible Account Holders and Supplemental Eligible Account Holders have reduced their qualifying deposits as of each anniversary date. At September 30, 2015, the liquidation account had a balance of $13,300. Subsequent increases in deposits do not restore such account holder’s interest in the liquidation account. The Bank may not pay cash dividends or make other capital distributions if the effect thereof would reduce its stockholder’s equity below the amount of the liquidation account.

(f) Impact of HVB Merger
On June 30, 2015, the Company completed the HVB Merger. In connection with the HVB Merger, the Company issued 38.5 million common shares to HVHC shareholders which resulted in an increase of $563,613 in stockholders’ equity.

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

The contractual or notional amounts of these instruments, which reflect the extent of the Company’s involvement in particular classes of off-balance sheet financial instruments, are summarized as follows:

	September 30,	December 31,
	2015	2014
Loan origination commitments	$324,602	$208,486
Unused lines of credit	578,629	332,295
Letters of credit	83,831	83,316

(b) Lease Commitments
The Company leases certain premises and equipment under operating leases with terms expiring through January 2034. Included in occupancy and office operations expense was net rent expense of $3,335 and $1,908 during the three months ended September 30, 2015 and 2014, respectively, and net rent expense of $6,570 and $5,735 during the nine months ended September 30, 2015 and 2014, respectively. Future minimum lease payments due under non-cancelable operating leases at September 30, 2015 were as follows:

Remainder of 2015	$3,308
2016	12,252
2017	11,311
2018	10,091
2019	7,568
2020	6,477
2021 and thereafter	27,792
$78,799

(c) Litigation
The Company and the Bank are involved in a number of judicial proceedings concerning matters arising from conducting their business activities. These include routine legal proceedings arising in the ordinary course of business. These proceedings also include actions brought against the Company and the Bank with respect to corporate matters and transactions in which the Company and the Bank are or were involved. In addition, the Company and the Bank may be requested to provide information or otherwise cooperate with government authorities in the conduct of investigations of other persons or industry groups.

There can be no assurance as to the ultimate outcome of a legal proceeding; however, the Company and the Bank have generally denied liability in all significant litigation pending against us, including the matter described below, and we intend to defend vigorously each case, other than matters we determine are appropriate to be settled. We accrue a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims.
On November 25, 2014, an action captioned Graner v. Hudson Valley Holding Corp., et al., Index No. 70348/2014 (Sup. Ct., Westchester Cnty.), was filed on behalf of a putative class of HVHC shareholders against HVHC, its current directors, and Sterling. On January 7, 2015, the plaintiff filed an amended complaint. As amended, the complaint alleges that the HVHC board of directors breached its fiduciary duties by agreeing to the HVB Merger and certain terms of the HVB Merger agreement and by failing to disclose all material information concerning the HVB Merger to the HVHC shareholders. The complaint further alleges that Sterling aided and abetted those alleged fiduciary breaches. The action sought, among other things, an order enjoining the operation of certain provisions of the HVB Merger agreement, enjoining any shareholder vote on the HVB Merger, as well as other equitable relief and/or monetary damages in the event that the HVB Merger is consummated.
On April 9, 2015, the parties entered into a memorandum of understanding (the “MOU”) regarding the settlement of the putative class action. Under the terms of the MOU, the Company, HVHC, the other named defendants and the plaintiff reached an agreement in principle to settle the action. Pursuant to the terms of the MOU, the plaintiff agreed to release the defendants from all claims relating to the HVB Merger in exchange for certain additional disclosure to the HVHC shareholders, which disclosure was made on April 13, 2015 by HVHC via a filing with the Securities and Exchange Commission on Form 8-K. Under the terms of the MOU, plaintiff’s counsel also has reserved the right to seek an award of attorneys’ fees and expenses. The settlement is subject to approval by the

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

Court, and, if the Court approves the settlement contemplated by the MOU, the action will be dismissed with prejudice. The settlement will not affect the merger consideration paid to HVHC’s shareholders pursuant to, and subject to the HVB Merger agreement. The HVB Merger agreement and the HVB Merger were approved by the Company’s stockholders at a special meeting held on April 28, 2015 and by HVHC’s shareholders at a special meeting held on April 30, 2015. The Company, HVHC and the other defendants deny all of the allegations made by the plaintiff. Nevertheless, the Company, HVHC and the other defendants have agreed to settle the action in order to avoid the costs, disruption and distraction of further litigation.

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

As of September 30, 2015, we do not believe any of our securities are other than temporarily impaired (“OTTI”); however, we review all of our securities on at least a quarterly basis to assess whether impairment, if any, is OTTI.

Derivatives
The fair values of derivatives are based on valuation models using current market terms (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counterparty as of the measurement date (Level 2). The Company’s derivatives consist of interest rate swaps. See Note 8. “Derivatives.”

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

Commitments to Sell Real Estate Loans
The Company enters into various commitments to sell real estate loans in the secondary market. Such commitments are considered to be derivative financial instruments and therefore, if material, are carried at estimated fair value on the consolidated balance sheets. The estimated fair values of these commitments were generally calculated by reference to quoted prices in secondary markets for commitments to sell to certain government sponsored agencies. The fair values of these commitments generally result in a Level 2 classification. The fair value of these commitments is not material.

A summary of assets and liabilities at September 30, 2015 measured at estimated fair value on a recurring basis is as follows:

	September 30, 2015
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$1,056,240	$—	$1,056,240	$—
CMO(1)/Other MBS	84,347	—	84,347	—
Total residential MBS	1,140,587	—	1,140,587	—
Other securities:
Federal agencies	86,760	—	86,760	—
Corporate	399,658	—	399,658	—
State and municipal	190,534	—	190,534	—
Trust preferred	28,532	—	28,532	—
Other	8,791	—	8,791	—
Total other securities	714,275	—	714,275	—
Total available for sale securities	1,854,862	—	1,854,862	—
Swaps	2,152	—	2,152	—
Total assets	$1,857,014	$—	$1,857,014	$—
Liabilities:
Swaps	$2,152	$—	$2,152	$—
Total liabilities	$2,152	$—	$2,152	$—

(1)  Collateralized Mortgage Obligations (“CMOs”) are debt securities that are collateralized by a specific pool of residential mortgage loans, in which the issuer of the CMOs can direct the payments of principal and interest received on the underlying collateral to achieve specific investor cash flow objectives.  The Bank generally acquires planned-amortization class securities (“PAC bonds”) and CMOs with a sequential pay structure in order to manage duration and extension risk inherent in these securities.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

A summary of assets and liabilities at December 31, 2014 measured at estimated fair value on a recurring basis is as follows:

	December 31, 2014
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$533,663	$—	$533,663	$—
CMO/Other MBS	84,838	—	84,838	—
Total residential MBS	618,501	—	618,501	—
Federal agencies	147,156	—	147,156	—
Corporate bonds	204,831	—	204,831	—
State and municipal	132,065	—	132,065	—
Trust preferred	38,293	—	38,293	—
Total investment securities available for sale	522,345	—	522,345	—
Total available for sale securities	1,140,846	—	1,140,846	—
Swaps	1,332	—	1,332	—
Total assets	$1,142,178	$—	$1,142,178	$—
Liabilities:
Swaps	$1,332	$—	$1,332	$—
Total liabilities	$1,332	$—	$1,332	$—

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

The Company may record adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. These adjustments also include certain impairment amounts for collateral dependent loans calculated in accordance with FASB ASC Topic 310 – Receivables when establishing the allowance for loan losses. Impairment amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated impairment amount applicable to that loan does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable by market participants. However, due to the substantial judgment applied and limited volume of activity as compared to other assets, fair value is based on Level 3 inputs. Estimates of fair value used for collateral supporting commercial loans generally are based on assumptions not observable in the market place and are also based on Level 3 inputs. Impaired loans are evaluated on at least a quarterly basis for additional impairment and their carrying values are adjusted as needed. Loans subject to non-recurring fair value measurements were $28,435 and $36,208 at September 30, 2015 and September 30, 2014, respectively. Changes in fair value recognized as a charge-off on loans held by the Company were $280 and $905 for the nine months ended September 30, 2015 and 2014, respectively.

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

A summary of impaired loans at September 30, 2015 measured at estimated fair value on a non-recurring basis is the following:

	September 30, 2015
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial real estate	$1,347	$—	$—	$1,347
ADC	41	—	—	41
Total impaired loans measured at fair value	$1,388	$—	$—	$1,388

A summary of impaired loans at December 31, 2014 measured at estimated fair value on a non-recurring basis is the following:

	December 31, 2014
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial & industrial	$65	$—	$—	$65
Commercial real estate	1,950	—	—	1,950
ADC	3,800	—	—	3,800
Total impaired loans measured at fair value	$5,815	$—	$—	$5,815

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

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing rights. In accordance with FASB ASC Topic 860 - Transfers and Servicing, the Company must record impairment charges on a non-recurring basis, when the carrying value exceeds the estimated fair value. To estimate the fair value of servicing rights, the Company utilizes a third-party, which on a quarterly basis, considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights. Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds. The determination of fair value of servicing rights relies upon Level 3 inputs. The fair value of mortgage servicing rights at September 30, 2015 and December 31, 2014 were $1,288 and $1,456, respectively.

OREO - Assets Taken in Foreclosure of Defaulted Loans
Assets taken in foreclosure of defaulted loans are initially recorded at fair value less costs to sell when acquired, which establishes a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less costs to sell and are primarily comprised of commercial and residential real estate property and, upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset. The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the market place. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. The fair value is derived using Level 3 inputs. Appraisals are reviewed by our credit department, our external loan review consultant and verified by officers in our credit administration area. Assets taken in foreclosure of defaulted loans and facilities held for sale subject to non-recurring fair value measurement were $11,831 and $5,867 at September 30, 2015 and December 31, 2014, respectively. There were no write-downs related to changes in fair value for those foreclosed assets held by the Company during the nine months ended September 30, 2015 and September 30, 2014.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

Significant Unobservable Inputs to Level 3 Measurements
The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets at September 30, 2015:

Non-recurring fair value measurements	Fair value	Valuation technique	Unobservable input / assumptions	Range (1) (weighted average)
Impaired loans:
Commercial real estate	$1,347	Appraisal	Adjustments for comparable properties	22.0% (22.0%)
ADC	41	Appraisal	Adjustments for comparable properties	10.0% - 22.0% (13.5%)
Assets taken in foreclosure:
Residential mortgage	1,596	Appraisal	Adjustments by management to reflect current conditions/selling costs	10.0% - 22.0% (21.6%)
Commercial real estate(2)	5,206	Appraisal	Adjustments by management to reflect current conditions/selling costs	10.0% - 22.0% (22.0%)
ADC	4,695	Appraisal	Adjustments by management to reflect current conditions/selling costs	10.0% - 22.0% (22.0%)
Mortgage servicing rights	1,288	Third-party	Discount rates	8.3% - 11.3% (9.5%)
		Third-party	Prepayment speeds	100 - 353 (186)
(1) Represents range of discount factors applied to the appraisal to determine fair value. The amounts used for mortgage servicing rights are discounts applied by a third-party valuation provider, which the Company believes are appropriate.

(2) Excludes $334 of commercial properties that are former financial centers that were closed and are now held for sale. These assets were not taken in foreclosure and their fair value is determined by third-party appraisals and our internal assessment of the market for this type of real estate.

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

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of September 30, 2015:

	September 30, 2015
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$318,139	$318,139	$—	$—
Securities available for sale	1,854,862	—	1,854,862	—
Securities held to maturity	673,130	—	689,049	—
Portfolio loans, net	7,478,021	—	—	7,550,744
Loans held for sale	66,506	—	66,506	—
Accrued interest receivable on securities	12,327	—	12,327	—
Accrued interest receivable on loans	18,765	—	—	18,765
FHLB stock and FRB stock	89,626	—	—	—
Swaps	2,152	—	2,152	—
Financial liabilities:
Non-maturity deposits	(8,258,397)	(8,258,397)	—	—
Certificates of deposit	(547,014)	—	(546,947)	—
FHLB borrowings	(806,970)	—	(819,997)	—
Other borrowings	(42,286)	—	(42,066)	—
Senior notes	(98,792)	—	(101,066)	—
Mortgage escrow funds	(13,865)	—	(13,863)	—
Accrued interest payable on deposits	(414)	—	(414)	—
Accrued interest payable on borrowings	(2,861)	—	(2,861)	—
Swaps	(2,152)	—	(2,152)	—

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

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

FHLB Stock and FRB Stock
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

The fair values of the Company’s off-balance-sheet financial instruments described in the “Off-Balance Sheet Financial Instruments” section of Note 15. “Commitments and Contingencies” were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At September 30, 2015 and December 31, 2014, the estimated fair value of these instruments approximated the related carrying amounts, which were not material.

Accrued interest receivable/payable
The carrying amounts of accrued interest approximate fair value and are classified in accordance with the related instrument.

(17) Accumulated Other Comprehensive (Loss) Income

Components of accumulated other comprehensive (loss) income (“AOCI”) were as follows as of the dates shown below:

	September 30,	December 31,
	2015	2014
Net unrealized holding gain on available for sale securities	$7,800	$2,256
Related income tax (expense)	(3,315)	(959)
Available for sale securities AOCI, net of tax	4,485	1,297
Net unrealized holding loss on securities transferred to held to maturity	(7,518)	(8,638)
Related income tax benefit	3,195	3,671
Securities transferred to held to maturity AOCI, net of tax	(4,323)	(4,967)
Net unrealized holding loss on retirement plans	(1,717)	(11,445)
Related income tax benefit	730	4,864
Retirement plans AOCI, net of tax	(987)	(6,581)
AOCI	$(825)	$(10,251)

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

The following table presents the changes in each component of AOCI for the three months ended September 30, 2015 and 2014:

	Net unrealized holding gain (loss) on available for sale securities	Net unrealized holding gain (loss) on securities transferred to held to maturity	Net unrealized holding (loss) gain on retirement plans	Total
Three months ended September 30, 2015
Balance beginning of the period	$(2,342)	$(4,493)	$(6,367)	$(13,202)
Other comprehensive gain before reclassification	5,260	—	—	5,260
Amounts reclassified from AOCI	1,567	170	5,380	7,117
Total other comprehensive income	6,827	170	5,380	12,377
Balance at end of period	$4,485	$(4,323)	$(987)	$(825)
Three months ended September 30, 2014
Balance beginning of the period	$705	$(5,303)	$(3,174)	$(7,772)
Other comprehensive gain before reclassification	(3,395)			(3,395)
Amounts reclassified from AOCI	19	159	(470)	(292)
Total other comprehensive (loss) income	(3,376)	159	(470)	(3,687)
Balance at end of period	$(2,671)	$(5,144)	$(3,644)	$(11,459)
Location in statement of operations where reclassification from AOCI is included	Net gain on sale of securities	Interest income on securities	See explanation below

The following table presents the changes in each component of AOCI for the nine months ended September 30, 2015 and 2014:

	Net unrealized holding gain (loss) on available for sale securities	Net unrealized holding gain (loss) on securities transferred to held to maturity	Net unrealized holding gain (loss) on retirement plans	Total
Nine months ended September 30, 2015
Balance beginning of the period	$1,297	$(4,967)	$(6,581)	$(10,251)
Other comprehensive gain before reclassification	337	—	—	337
Amounts reclassified from AOCI	2,851	644	5,594	9,089
Total other comprehensive income	3,188	644	5,594	9,426
Balance at end of period	$4,485	$(4,323)	$(987)	$(825)
Nine months ended September 30, 2014
Balance beginning of the period	$(11,395)	$(5,659)	$(2,411)	$(19,465)
Other comprehensive gain before reclassification	7,984	—	—	7,984
Amounts reclassified from AOCI	740	515	(1,233)	22
Total other comprehensive income (loss)	8,724	515	(1,233)	8,006
Balance at end of period	$(2,671)	$(5,144)	$(3,644)	$(11,459)
Location in statement of operations where reclassification from AOCI is included	Net gain on sale of securities	Interest income on securities	See explanation below

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except per share data)

In the three months ended September 30, 2015, the Company incurred a charge of $13,384 for the termination of the Plan, which is presented separately in the income statement. Included in this charge for the three months and nine months ended September 30, 2015 was $5,357, which represents the amount reclassified from AOCI related to the plan termination. This amount is included in the amounts shown above of $5,380 and $5,594, respectively, for the three and nine months ended September 30, 2015. The remaining amounts of $23 and $237 for the three months and nine months ended September 30, 2015, were included in compensation and benefits expense and represented regular pension amortization expense.

(18) Recently Issued Accounting Standards Not Yet Adopted

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, the FASB recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. The Company is currently evaluating the potential impact of ASU 2014-09 on its consolidated financial statements.

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

ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 implements changes to both the variable interest consolidation model and the voting interest consolidation model. ASU 2015-02 (i) eliminates certain criteria that must be met when determining when fees paid to a decision maker or service provider do not represent a variable interest; (ii) amends the criteria for determining whether a limited partnership is a variable interest entity; and (iii)  eliminates the presumption that a general partner controls a limited partnership in the voting model. ASU 2015-02 will be effective for the Company on January 1, 2016 and is not expected to have a significant impact on its consolidated financial statements.

ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 will be effective for the Company on January 1, 2016, though early adoption is permitted. ASU 2015-03 is not expected to have a significant impact on the Company’s consolidated financial statements.

ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 addresses accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service; (ii) platform as a service; (iii) infrastructure as a service; and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for the Company on January 1, 2016 and is not expected to have a significant impact on its consolidated financial statements.

ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting." ASU 2015-15 adds SEC paragraphs pursuant to an SEC Staff Announcement that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.”  ASU 2015-16 requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date. The portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 will be effective for us on January 1, 2016 and is not expected to have a significant impact on our financial statements.

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

•
as a result of the HVB Merger, the Bank’s total assets exceed $10 billion, which will make the Bank subject to regulatory oversight by the Consumer Financial Protection Bureau and the Bank will also become subject to provisions of the Durbin Amendment, which will impact the Bank’s debit card interchange fees;

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

STERLING BANCORP AND SUBSIDIARIES

We focus our efforts on generating core deposit relationships, and originating high quality commercial, commercial mortgage, residential mortgage and consumer loans, mainly for our held-for-investment portfolio. We also utilize excess funding to purchase and hold investment securities. Our ability to gather low cost, core deposits allows us to compete for and originate loans at an interest rate spread over our cost of funding and generate attractive risk-adjusted returns. Our strategic objectives include generating sustainable growth in revenues and earnings by increasing new client acquisitions, expanding existing client relationships, improving asset quality and increasing operating efficiency. To achieve these goals, we are focusing on specific target markets, which include small and middle market commercial clients and consumer clients, expanding our delivery and distribution channels, creating a high productivity performance culture, controlling our operating costs and proactively managing enterprise risk. Our goal is to create a full service commercial bank that achieves top-tier performance on return on equity, return on assets and earnings per share.

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

As of September 30, 2015,  the Company had 27 commercial relationship teams and 59 financial centers. During the nine months ended September 30, 2015, the Company continued its financial center consolidation strategy and exited two locations. In connection with the HVB Merger, the Company will consolidate 10 additional locations. The Company intends to re-allocate capital and resources from these consolidations to continue executing its differentiated, single point of contact distribution strategy to our core target of small and middle market commercial and consumer clients. We anticipate we will continue to grow our number of commercial relationship teams by 3 - 5 teams annually and will continue to reduce our financial center locations through additional consolidations. In October 2015, we announced our expansion into healthcare asset-based lending and middle market loan syndication through new team hires.

Recent Developments
On June 30, 2015, we completed the HVB Merger. The HVB Merger is consistent with our strategy of expanding in the greater New York metropolitan region and beyond, and building a diversified company with significant commercial and consumer banking capabilities. We believe the HVB Merger created a larger, more efficient and more profitable bank by combining our differentiated team-based distribution channels with HVHC’s strong presence and deposit base in Westchester County. We anticipate that the HVB Merger will allow us to accelerate organic loan growth, increase our ability to gather low cost core deposits and generate substantial cost savings and revenue enhancement opportunities.

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

Results for the third quarter of 2015 reflect the ongoing execution of our strategy and the positive impact the integration of the Provident Merger and HVB Merger have had on our operating efficiency. During the quarter, our core operating efficiency ratio was 49.0%, which represented an improvement of 570 basis points relative to the quarter ended September 30, 2014. Core operating efficiency ratio is a non-GAAP measure that is reconciled on page 75. We anticipate we will continue to identify and implement additional operating efficiencies related to the Provident Merger, the HVB Merger and other acquisitions.

During the three months ended September 30, 2015, we terminated the Plan, which consisted of the Legacy Provident Bank and the Legacy Sterling National Bank defined benefit pension plans. We incurred a pre-tax charge of $13.4 million in connection with the termination. This termination was comprised of a $9.3 million charge, which represented the pre-tax portion of the pension expense amount previously recorded as a component of accumulated other comprehensive (loss) in our stockholders’ equity, and a $4.1 million charge, which represented the change in the fair value of the pension plan assets and pension plan expense for the period.

Critical Accounting Policies
Our accounting and reporting policies are prepared in accordance with GAAP and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. While we base estimates on historical

STERLING BANCORP AND SUBSIDIARIES

experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain; and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting policies related to the allowance for loan losses, business combinations, goodwill, trade names and other intangible assets, deferred income taxes, and interest income are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned “Critical Accounting Policies” and “Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2014 Transition Report on Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies this year.

STERLING BANCORP AND SUBSIDIARIES

Selected financial condition data, income statement data, per share data, performance ratios, capital ratios, and asset quality data and ratios for the comparable periods were as follows:

	At or for the three months ended September 30,		At or for the nine months ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Selected financial condition data:
Period end:
Total assets	$11,597,393	$7,337,387	$11,597,393	$7,337,387
Portfolio loans, net (1)	7,478,021	4,719,826	7,478,021	4,719,826
Securities available for sale	1,854,862	1,110,813	1,854,862	1,110,813
Securities held to maturity	673,130	579,075	673,130	579,075
Deposits	8,805,411	5,298,654	8,805,411	5,298,654
Borrowings	948,048	939,069	948,048	939,069
Stockholders’ equity	1,652,204	961,138	1,652,204	961,138
Average:
Total assets	$11,242,870	$7,217,649	$8,924,071	$7,006,230
Portfolio loans, net (1)	7,331,559	4,580,178	5,790,625	4,314,848
Securities available for sale	1,810,312	1,137,314	1,252,034	1,182,336
Securities held to maturity	605,304	574,469	586,346	517,270
Deposits	8,691,908	5,103,953	6,571,086	5,112,581
Borrowings	772,777	1,064,137	987,177	849,889
Stockholders’ equity	1,639,458	956,166	1,259,614	947,892
Selected income statement data:
Interest and dividend income	$103,298	$67,109	$241,916	$194,196
Interest expense	9,944	7,476	26,121	22,084
Net interest income	93,354	59,633	215,795	172,112
Provision for loan losses	5,000	5,350	10,200	16,100
Net interest income after provision for loan losses	88,354	54,283	205,595	156,012
Non-interest income	18,802	12,286	46,668	38,172
Non-interest expense	71,315	43,780	202,898	135,408
Income before income tax expense	35,841	22,789	49,365	58,776
Income tax expense	11,648	6,452	16,043	17,096
Net income	$24,193	$16,337	$33,322	$41,680
Per share data:
Basic earnings per share	$0.19	$0.20	$0.32	$0.50
Diluted earnings per share	0.19	0.19	0.32	0.50
Dividends declared per share	0.07	0.07	0.21	0.21
Tangible book value per share	6.94	6.30	6.94	6.30
Common shares outstanding:
Weighted average shares basic	129,172,832	83,610,943	102,655,566	83,051,192
Weighted average shares diluted	129,631,858	83,883,461	103,069,057	83,316,086
_________________________
See legend on the following page.

STERLING BANCORP AND SUBSIDIARIES

	At or for the three months ended September 30,		At or for the nine months ended September 30,
	2015	2014	2015	2014
Performance ratios:
Return on average assets	0.85%	0.90%	0.50%	0.80%
Return on average equity	5.85	6.78	3.54	5.88
Net interest margin (2)	3.76	3.77	3.67	3.79
Core operating efficiency ratio(3)	49.0	54.7	52.2	59.4
Capital ratios (Company):
Equity to total assets at end of period	14.25%	13.10%	14.25%	13.10%
Average equity to average assets	14.58	13.25	14.11	13.53
Common equity Tier 1 to risk-weighted assets (“RWA”)
Tier 1 capital to RWA	10.94	10.33%	10.94	10.33%
Total capital to RWA	11.49	11.10	11.49	11.10
Tier 1 leverage ratio	9.12	8.12	9.12	8.12
Capital ratios (Bank):
Common equity Tier 1 to RWA	11.79%	—%	11.79%	—%
Tier 1 capital to RWA	11.79	11.94	11.79	11.94
Total capital to RWA	12.34	12.71	12.34	12.71
Tier 1 leverage ratio	9.80	9.34	9.80	9.34
Asset quality data and ratios:
Allowance for loan losses	$47,611	$40,612	$47,611	$40,612
Non-performing loans (“NPLs”)	67,672	50,963	67,672	50,963
Non-performing assets (“NPAs”)	79,503	58,543	79,503	58,543
Net charge-offs	1,706	1,088	4,963	6,100
NPAs to total assets	0.69%	0.80%	0.69%	0.80%
NPLs to total loans (1)	0.90	1.07	0.90	1.07
Allowance for loan losses as a % of NPLs	70.4	79.7	70.4	79.7
Allowance for loan losses as a % of total loans (1)	0.63	0.85	0.63	0.85
Net charge-offs as a % of average loans (annualized)	0.09	0.09	0.11	0.19
_________________________

(1)	Excludes loans held for sale.

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

(3)	The core operating efficiency ratio is a non-GAAP measure and is reconciled on page 75.

STERLING BANCORP AND SUBSIDIARIES

Financial Impact of the HVB Merger
The balances of HVHC were included as of June 30, 2015, and the operating results of HVHC are included in our results from that day forward. As a result, comparisons of our results are impacted by the HVB Merger as our results from operations for the three months ended September 30, 2015 reflect our combined operations; however, our results for the nine months ended September 30, 2015 reflect combined operations for three months only, and for six months on a stand-alone basis.

Due to organic growth and the HVB Merger, the Company’s average total assets are likely to exceed $8.0 billion for the calendar year 2015. Therefore, the Company may be subject to a higher effective tax rate under New York State tax law for fiscal 2016 and beyond. The Company has evaluated its corporate structure and has commenced the following corporate actions:

•	Began a dissolution process for Grassy Sprain Real Estate Holding, which is a REIT entity acquired in connection with the HVB Merger;

•
Reorganized the Bank’s wholly-owned subsidiaries to establish Sterling National Funding Corp. (formerly known as Provest Services Corp. I) as an intermediate holding company and parent of Sterling REIT Inc., which will continue to hold existing assets and newly originated real estate loans in which the underlying collateral is in New Jersey. Sterling National Funding Corp. will invest in tax exempt securities, and provide loans to municipalities and governmental entities; and

•	Completed the merger of HVHC Risk Management Corp. with and into Sterling Risk Management, Inc.

Results of Operations
We reported net income of $24.2 million, or $0.19 per diluted common share, for the three months ended September 30, 2015, compared to net income of $16.3 million, or $0.20 per diluted common share, in the same period a year ago. For the nine months ended September 30, 2015, we reported net income of $33.3 million, or $0.32 per diluted common share, compared to net income of $41.7 million, or $0.50 per diluted common share, for the first nine months of 2014. In the three months ended September 30, 2015, we incurred a $13.4 million pre-tax charge in connection with the termination of the Plan. In the nine months ended September 30, 2015, we also incurred charges in connection with the HVB Merger, Damian Acquisition, and FCC Acquisition, as follows:

•
Merger-related expense of $17.1 million, which mainly included charges for change-in-control payments, employee benefit plan terminations, financial and legal advisory fees and merger-related marketing expenses.

•
Other restructuring charges of $29.0 million, which were recorded as other non-interest expense on the consolidated income statements and mainly included charges for information technology services, contract terminations, impairments of leases and facilities and severance and retention compensation.

The table below summarizes the Company’s results of operations on a tax-equivalent basis. Tax-equivalent adjustments are the result of increasing income from tax-free securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

STERLING BANCORP AND SUBSIDIARIES

Selected income statement data, return on average assets, return on average common equity and dividends per common share for the comparable periods follow:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Tax-equivalent net interest income	$95,061	$61,176	$220,606	$176,575
Less tax-equivalent adjustment	1,707	1,543	4,811	4,463
Net interest income	93,354	59,633	215,795	172,112
Provision for loan losses	5,000	5,350	10,200	16,100
Non-interest income	18,802	12,286	46,668	38,172
Non-interest expense	71,315	43,780	202,898	135,408
Income before income tax expense	35,841	22,789	49,365	58,776
Income tax expense	11,648	6,452	16,043	17,096
Net income	$24,193	$16,337	$33,322	$41,680

Earnings per common share - basic	$0.19	$0.20	$0.32	$0.50
Earnings per common share - diluted	0.19	0.19	0.32	0.50
Dividends per common share	0.07	0.07	0.21	0.21
Return on average assets	0.85%	0.90%	0.50%	0.80%
Return on average equity	5.9	6.8	3.5	5.9
Average equity to average assets	14.58	13.25	14.11	13.53

STERLING BANCORP AND SUBSIDIARIES

Details of the changes in the various components of net income are further discussed below:

Net Interest Income is the the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 83.2%, 82.2%, 82.9% and 81.8% of total revenue in the three months and nine months ended September 30, 2015 and 2014, respectively. Net interest margin is the ratio of taxable equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest bearing liabilities impact net interest income and net interest margin.

The Company is primarily funded by core deposits. As of September 30, 2015, the Company considered 92.7% of its total deposits as core deposits, and non-interest bearing demand deposits were 35.5% of our total deposits. This low cost funding base has had a positive impact on the Company’s net interest income and net interest margin and is expected to do so in a rising interest rate environment.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended September 30,
	2015			2014
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest earning assets:
Commercial loans	$6,258,334	$77,150	4.89%	$3,800,663	$47,048	4.91%
Consumer loans	292,852	3,294	4.46%	202,940	2,364	4.62%
Residential mortgage loans	780,373	7,330	3.76%	576,575	6,381	4.43%
Total net loans (1)	7,331,559	87,774	4.75%	4,580,178	55,793	4.83%
Securities taxable	1,967,600	11,114	2.24%	1,349,126	7,587	2.23%
Securities tax exempt	446,875	4,876	4.33%	361,766	4,409	4.84%
Interest earning deposits	211,723	131	0.25%	66,065	42	0.25%
FRB and FHLB stock	81,074	1,110	5.43%	73,332	821	4.44%
Total securities and other earning assets	2,707,272	17,231	2.53%	1,850,289	12,859	2.76%
Total interest earning assets	10,038,831	105,005	4.15%	6,430,467	68,652	4.24%
Non-interest earning assets	1,204,039			787,182
Total assets	$11,242,870			$7,217,649
Interest bearing liabilities:
Demand deposits	$1,418,803	$923	0.26%	$732,699	$163	0.09%
Savings deposits (2)	950,709	564	0.24%	647,103	225	0.14%
Money market deposits	2,548,181	2,961	0.46%	1,566,669	1,358	0.34%
Certificates of deposit	539,765	851	0.63%	520,899	675	0.51%
Total interest bearing deposits	5,457,458	5,299	0.39%	3,467,370	2,421	0.28%
Senior notes	98,727	1,474	5.97%	98,340	1,470	5.98%
Other borrowings	674,050	3,171	1.87%	965,797	3,585	1.47%
Total interest bearing liabilities	6,230,235	9,944	0.63%	4,531,507	7,476	0.65%
Non-interest bearing deposits	3,234,450			1,636,583
Other non-interest bearing liabilities	138,727			93,393
Total liabilities	9,603,412			6,261,483
Stockholders’ equity	1,639,458			956,166
Total liabilities and stockholders’ equity	$11,242,870			$7,217,649
Net interest rate spread (3)			3.52%			3.59%
Net interest earning assets (4)	$3,808,596			$1,898,960
Net interest margin		95,061	3.76%		61,176	3.77%
Less tax-equivalent adjustment		(1,707)			(1,543)
Net interest income		$93,354			$59,633
Ratio of interest earning assets to interest bearing liabilities	161.1%			141.9%
_____________________
See legend on following page.

STERLING BANCORP AND SUBSIDIARIES

	For the nine months ended September 30,
	2015			2014
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest earning assets:
Commercial loans	$4,938,451	$178,209	4.82%	$3,561,989	$135,504	5.09%
Consumer loans	232,138	8,191	4.72%	200,811	6,657	4.43%
Residential mortgage loans	620,036	16,389	3.52%	552,048	18,133	4.38%
Total net loans (1)	5,790,625	202,789	4.68%	4,314,848	160,294	4.97%
Securities taxable	1,627,264	27,168	2.23%	1,393,253	23,166	2.22%
Securities tax exempt	398,869	13,747	4.61%	342,021	12,754	4.99%
Interest earning deposits	146,695	219	0.20%	117,492	239	0.27%
FRB and FHLB stock	76,949	2,804	4.87%	61,152	2,206	4.82%
Total securities and other earning assets	2,249,777	43,938	2.61%	1,913,918	38,365	2.68%
Total interest earning assets	8,040,402	246,727	4.10%	6,228,766	198,659	4.26%
Non-interest earning assets	883,669			777,464
Total assets	$8,924,071			$7,006,230
Interest bearing liabilities:
Demand deposits	$1,008,352	$1,269	0.17%	$735,281	$473	0.09%
Savings deposits (2)	840,712	1,699	0.27%	622,375	622	0.13%
Money market deposits	2,110,159	6,561	0.42%	1,551,644	4,186	0.36%
Certificates of deposit	509,861	2,220	0.58%	550,667	1,854	0.45%
Total interest bearing deposits	4,469,084	11,749	0.35%	3,459,967	7,135	0.28%
Senior notes	98,630	4,419	5.97%	98,248	4,409	5.98%
Other borrowings	888,547	9,953	1.50%	736,616	9,668	1.75%
Subordinated debentures	—	—	—%	15,025	872	7.76%
Total interest bearing liabilities	5,456,261	26,121	0.64%	4,309,856	22,084	0.69%
Non-interest bearing deposits	2,102,002			1,652,613
Other non-interest bearing liabilities	106,194			95,869
Total liabilities	7,664,457			6,058,338
Stockholders’ equity	1,259,614			947,892
Total liabilities and stockholders’ equity	$8,924,071			$7,006,230
Net interest rate spread (3)			3.46%			3.57%
Net interest earning assets (4)	$2,584,141			$1,918,910
Net interest margin		220,606	3.67%		176,575	3.79%
Less tax-equivalent adjustment		(4,811)			(4,463)
Net interest income		$215,795			$172,112
Ratio of interest earning assets to interest bearing liabilities	147.4%			144.5%
____________________________________________

(1)	Includes the effect of net deferred loan origination fees and costs, allowance for loan losses, and non-accrual loans. Includes prepayment fees and late charges.

(2)	Includes club accounts and interest bearing mortgage escrow balances.

(3)	Net interest rate spread represents the difference between the tax-equivalent yield on average interest earning assets and the cost of average interest bearing liabilities.

(4)	Net interest earning assets represents total interest earning assets less total interest bearing liabilities.

STERLING BANCORP AND SUBSIDIARIES

The following tables present the dollar amount of changes in interest income (on a fully tax-equivalent basis) and interest expense for the major categories of our interest earning assets and interest bearing liabilities for the periods indicated. Information is provided for each category of interest earning assets and interest bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior period average rate); and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	For the three months ended September 30,
	2015 vs. 2014
	Increase (Decrease) due to		Total increase
	Volume	Rate	(decrease)
	(Dollars in thousands)
Interest earning assets:
Commercial loans	$30,295	$(193)	$30,102
Consumer loans	1,015	(85)	930
Residential mortgage loans	2,029	(1,080)	949
Securities taxable	3,493	34	3,527
Securities tax exempt	965	(498)	467
Interest earning deposits	89	—	89
FRB and FHLB stock	93	196	289
Total interest earning assets	37,979	(1,626)	36,353
Interest bearing liabilities:
Interest bearing demand deposits	252	508	760
Savings deposits(1)	134	205	339
Money market deposits	1,025	578	1,603
Certificates of deposit	23	153	176
Senior notes	6	(2)	4
Other borrowings	(1,242)	828	(414)
Total interest bearing liabilities	198	2,270	2,468
Less tax-equivalent adjustment	323	(159)	164
Change in net interest income	$37,458	$(3,737)	$33,721
________________________
See legend on following page.

STERLING BANCORP AND SUBSIDIARIES

	For the nine months ended September 30,
	2015 vs. 2014
	Increase (Decrease) due to		Total increase
	Volume	Rate	(decrease)
	(Dollars in thousands)
Interest earning assets:
Commercial loans	$50,200	$(7,495)	$42,705
Consumer loans	1,080	454	1,534
Residential mortgage loans	2,073	(3,817)	(1,744)
Securities taxable	3,898	104	4,002
Securities tax exempt	2,014	(1,021)	993
Interest earning deposits	51	(71)	(20)
FRB and FHLB stock	575	23	598
Total interest earning assets	59,891	(11,823)	48,068
Interest bearing liabilities:
Interest bearing demand deposits	235	561	796
Savings deposits(1)	264	813	1,077
Money market deposits	1,623	752	2,375
Certificates of deposit	(144)	510	366
Senior notes	17	(7)	10
Other borrowings	1,796	(1,511)	285
Subordinated debentures	(872)	—	(872)
Total interest bearing liabilities	2,919	1,118	4,037
Less tax-equivalent adjustment	719	(371)	348
Change in net interest income	$56,253	$(12,570)	$43,683
_____________________
(1) Includes club accounts and interest bearing mortgage escrow balances.

Tax-equivalent net interest income increased $33.9 million to $95.1 million for the three months ended September 30, 2015, compared to
$61.2 million for the three months ended September 30, 2014. The increase was mainly due to an increase in average interest earning assets of $3.6 billion, or 56.1%, for the three months ended September 30, 2015 relative to the comparable year period, which was due to the HVB Merger and organic growth. The tax-equivalent net interest margin decreased 1 basis point to 3.76% for the third quarter of 2015 from 3.77% earned in the third quarter of 2014. The decrease was mainly due to a decrease in the yield on interest earning assets, which was 4.15% in the three months ended September 30, 2015 compared to 4.24% in the three months ended September 30, 2014. The cost of interest bearing liabilities declined to 0.63% for the three months ended September 30, 2015 compared to 0.65% for the three months ended September 30, 2014.

Tax-equivalent net interest income increased $44.0 million to $220.6 million for the nine months ended September 30, 2015, compared to $176.6 million for the nine months ended September 30, 2014. The increase was mainly due to an increase in average interest earning assets of $1.8 billion, or 29.1%, for the nine months ended September 30, 2015 relative to the comparable year earlier period. The tax-equivalent net interest margin decreased 12 basis points to 3.67% from 3.79% earned in the first nine months of 2014. The decrease was mainly due to a decrease in the yield on interest earning assets, which was 4.10% in the nine months ended September 30, 2015 compared to 4.26% in the nine months ended September 30, 2014. The cost of interest bearing liabilities declined to 0.64% for the nine months ended September 30, 2015 compared to 0.69% for the nine months ended September 30, 2014.

The average balance of loans outstanding increased $2.8 billion, or 60.1%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was due to the HVB Merger and organic loan growth generated by our commercial banking teams. During the past 12 months, the Company sold approximately $85.0 million in residential mortgage loans that were previously held as portfolio loans with the objective of repositioning the Company’s earning assets in anticipation of the HVB

STERLING BANCORP AND SUBSIDIARIES

merger. Loans accounted for 73.0% of average interest earning assets in the three months ended September 30, 2015, compared to 71.2% in the comparable year ago period. The average yield on loans was 4.75% in the third quarter of 2015 compared to 4.83% in the comparable period a year ago. Accretion income on loans from prior acquisitions was $5.8 million and $2.0 million in the three months ended September 30, 2015 and 2014, respectively.

The average balance of loans outstanding increased $1.5 billion, or 34.2%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was due to the HVB Merger and organic loan growth generated by our commercial banking teams. Loans accounted for 72.0% of average interest earning assets in the nine months ended September 30, 2015, compared to 69.3% in the comparable year ago period. The average yield on loans was 4.68% in the nine months ended September 30, 2015 compared to 4.97% in the comparable year ago period. Accretion income on loans from prior acquisitions was $7.8 million and $6.8 million in the nine months ended September 30, 2015 and 2014, respectively.

Tax-equivalent interest income on securities increased $4.0 million to $16.0 million in the three months ended September 30, 2015, compared to $12.0 million in the three months ended September 30, 2014. This was mainly the result of an increase of $703.6 million in the average balance of securities between the periods. The tax-equivalent yield on securities was 2.63% in the second quarter of 2015 compared to 2.78% in the second quarter of 2014. The decrease in tax-equivalent yield on securities in 2015 was mainly due to the low interest rate environment, which has reduced the yield earned on newly purchased securities.

For the nine months ended September 30, 2015, tax-equivalent interest income on securities increased $5.0 million to $40.9 million, compared to $35.9 million in the nine months ended September 30, 2014. This was mainly the result of an increase of $290.9 million in the average balance of securities between the periods. The tax-equivalent yield on securities declined seven basis points to 2.70% for the nine months ended September 30, 2015, compared to 2.77% for the nine months ended September 30, 2014. The decrease in tax-equivalent yield on securities in 2015 was due to the same reasons as discussed above.

Average deposits increased $3.6 billion and were $8.7 billion in the three months ended September 30, 2015, compared to $5.1 billion for the three months ended September 30, 2014. Average interest bearing deposits increased $2.0 billion in the third quarter of 2015 compared to the third quarter of 2014. Average non-interest bearing deposits increased $1.6 billion and were $3.2 billion in the three months ended September 30, 2015, compared to $1.6 billion in the three months ended September 30, 2014. the increase was mainly due to the HVB Merger. The average cost of interest bearing deposits was 0.39% in the third quarter of 2015 compared to 0.28% in the third quarter of 2014. The average cost of total deposits was 0.24% in the third quarter of 2015 compared to 0.19% in the third quarter of 2014.

Average deposits increased $1.5 billion and were $6.6 billion in the nine months ended September 30, 2015 compared to $5.1 billion for the nine months ended September 30, 2014. Average interest bearing deposits increased $1.0 billion in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. Average non-interest bearing deposits increased $449.4 million and were $2.1 billion in the nine months ended September 30, 2015, compared to $1.7 billion in the nine months ended September 30, 2014. The increase was mainly due to the HVB Merger. The average cost of interest bearing deposits was 0.35% and the average cost of total deposits was 0.24%, compared to 0.19% for the nine months ended September 30, 2014.

Average borrowings declined $291.4 million to $772.8 million in the three months ended September 30, 2015, compared to $1.1 billion in the same period a year ago. The decrease in average borrowings was mainly due to the increase in average deposit balances due to organic growth and the HVB Merger. The average cost of borrowings was 2.38% for the third quarter of 2015 compared to 1.88% in the third quarter of 2014. The increase in the average cost of borrowings was mainly due to a decrease in short-term FHLB borrowings as a percentage of total average borrowings during the period.

Average borrowings increased $137.3 million to $1.0 billion in the nine months ended September 30, 2015 compared to $849.9 million in the same period a year ago. The average cost of borrowings was 1.95% for the first nine months of 2015 compared to 2.35% in the first nine months of 2014. The decrease in the average cost of borrowings was due to an increase in short-term FHLB borrowings as a percentage of total average borrowings.

Provision for Loan Losses. The provision for loan losses is determined as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level that is our best estimate of probable incurred credit losses inherent in the outstanding loan portfolio. In the three months ended September 30, 2015 and September 30, 2014, the provision for loan losses was $5.0 million and $5.4 million, respectively. In the nine months ended September 30, 2015 and September 30, 2014, the provision for loan losses was $10.2 million and $16.1 million, respectively. The provision for loan losses in 2015 and 2014 was mainly due to organic loan growth and to offset charge-offs. See the section captioned “Delinquent Loans, Troubled Debt Restructuring, Impaired

STERLING BANCORP AND SUBSIDIARIES

Loans, Other Real Estate Owned and Classified Assets - Provision for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-interest income. The components of non-interest income were as follows for the periods presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Accounts receivable management / factoring commissions and other related fees	$4,761	$3,814	$12,698	$10,927
Mortgage banking income	2,956	2,160	8,643	6,470
Deposit fees and service charges	4,450	3,850	11,628	11,651
Net gain on sale of securities	2,726	33	4,958	1,287
Bank owned life insurance	1,293	791	3,443	1,469
Investment management fees	844	446	1,520	2,540
Other	1,772	1,192	3,778	3,828
Total non-interest income	$18,802	$12,286	$46,668	$38,172

Non-interest income was $18.8 million for the three months ended September 30, 2015, compared to $12.3 million in the same period a year ago. Included in non-interest income is net gain on sale of securities, which was $2.7 million and $33 thousand for the three months ended September 30, 2015 and 2014, respectively. Net gain on sale of securities was impacted significantly by changes in market interest rates and strategies we use to manage liquidity and interest rate risk. Excluding net gain on sale of securities, non-interest income was $16.1 million for the third quarter of 2015 compared to $12.3 million for the third quarter of 2014. The main drivers of growth between periods were an increase in accounts receivable management / factoring commissions and other related fees and mortgage banking fees, which are discussed below, and the HVB Merger.

For the nine months ended September 30, 2015, total non-interest income was $46.7 million compared to $38.2 million for the same period a year ago. Included in non-interest income for the nine months ended September 30, 2015 was $5.0 million of net gain on sale of securities compared to $1.3 million for the comparable year ago period. The increase between the periods was due to the same factors highlighted for the three month period discussed above. We expect that fee income as a percentage of total revenue will increase over time.

Our goal is to grow non-interest income excluding securities gains to over 20% of net interest income plus non-interest income excluding securities gains. This ratio was 14.7% for the third quarter of 2015. As a result of the HVB Merger and HVHC’s historical business and revenue mix, we estimated our ratio of non-interest income, excluding securities gains, to net interest income plus non-interest income, excluding securities gains, would be approximately 15% in the periods immediately following the HVB Merger. We continue to evaluate potential acquisitions of specialty commercial lending businesses that are also fee income generators, and have recently announced new team hires that will expand our health care asset-based lending and middle market loan syndication businesses.

Accounts receivable management / factoring commissions and other related fees represents fees generated in our factoring and payroll finance businesses. In factoring, we receive a nonrefundable factoring fee, which is generally a percentage of the factored receivables or sales volume and is designed to compensate us for the bookkeeping and collection services provided and, if applicable, the credit review of the client’s customer and assumption of customer credit risk. In payroll finance, we provide outsourcing support services for clients in the temporary staffing industry. We generate fee income in exchange for providing full back-office, payroll, tax and accounting services to independently-owned temporary staffing companies. Total fee income in these businesses increased $947 thousand, or 24.8%, to $4.8 million for the three months ended September 30, 2015, compared to $3.8 million for the year ago period. The increase was due to organic growth, and the acquisitions of Damian and FCC. For the nine months ended September 30, 2015, these fees were $12.7 million, compared to $10.9 million for the same period a year ago.

Mortgage banking income represents residential mortgage banking and mortgage brokerage business conducted through loan production offices located principally in New York City and through our financial centers. Mortgage banking income was $3.0 million in the third quarter of 2015 compared to $2.2 million in the third quarter of 2014. Mortgage origination and gain on sale volumes increased mainly due to increased refinancing activity given decreases in the level of market interest rates. Mortgage banking income was $8.6 million for

STERLING BANCORP AND SUBSIDIARIES

the first nine months of 2015 compared to $6.5 million for the first nine months of 2014. In the first calendar quarter of 2015, we sold $44.0 million of residential mortgage loans that were previously held as portfolio loans with the objective of rebalancing our earning assets in anticipation of the HVB Merger. We recorded a gain on sale of approximately $390 thousand on the sale that was recorded in mortgage banking income.

Deposit fees and service charges were $4.5 million for the third quarter of 2015, which represented a $600 thousand increase compared to $3.9 million for the same period a year ago. For the nine months ended September 30, 2015 deposit fees and service charges were $11.6 million, which represented a decline of $23 thousand compared to the same period a year ago. The increase in deposit fees between the three month periods was mainly due to the HVB Merger. The decrease in deposit fees between the nine month periods was due to the ongoing shift in our deposit base to commercial deposits from retail deposits. Deposits gathered by our commercial banking teams are generally higher balance deposits but generate lower levels of fees and service charges than retail deposits. As the proportion of deposits generated by our commercial teams increases as a percentage of total deposits, the percentage of deposit fees and services charges to total deposits is likely to decrease.

Net gain on sale of securities income represents gains earned on the sale of securities from our available for sale investment securities portfolio. In the third quarter of 2015, we sold several securities acquired in the HVB Merger; and previously during the first half of 2015 we also sold several securities with the objective of repositioning our investment securities portfolio in anticipation of the HVB Merger. We realized a net gain on sale of securities of $2.7 million and $5.0 million in the three months and nine months ended September 30, 2015.

Bank owned life insurance (“BOLI”) income represents the change in the cash surrender value of life insurance policies owned by us. BOLI income was $1.3 million for the third quarter and $3.4 million for the first nine months of 2015 compared to $791 thousand and $1.5 million in the same periods a year ago. The increase in BOLI income between the periods was mainly due to a purchase of BOLI of approximately $30.0 million in October 2014 and BOLI assets acquired in the HVB Merger.

Investment management fees principally represent fees from the sale of mutual funds and annuities and were $844 thousand in the third quarter of 2015 compared to $446 thousand in the third quarter of 2014. For the first nine months of 2015, these fees were $1.5 million compared to $2.5 million for the comparable period a year ago. We have recently re-branded our investment management products and have been transitioning the delivery of our investment management business through new distribution channels. Investment management fees also includes fees generated for trust services; we acquired a trust services division in connection with the HVB Merger. Trust fee income was $565 thousand in the third quarter of 2015.

Other non-interest income principally includes residential mortgage loan servicing revenues, miscellaneous loan fees earned, letter of credit fees and title insurance revenues. Other non-interest income increased $580 thousand to $1.8 million for the third quarter of 2015 compared to $1.2 million for the same period a year ago. For the nine months ended September 30, 2015, other non-interest income was $3.8 million, which was the same as the period a year ago. The increase in the third quarter of 2015 compared to the third quarter of 2014 was mainly due to the HVB Merger and loan swap fees. The nine month period results were relatively unchanged, as higher other loan fees earned in 2014 were offset by the HVB Merger and loan swap fees in 2015.

STERLING BANCORP AND SUBSIDIARIES

Non-interest expense. The components of non-interest expense were as follows for the periods presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Compensation and employee benefits	$29,238	$22,110	$75,070	$70,755
Stock-based compensation plans	1,064	1,006	3,300	2,712
Occupancy and office operations	9,576	7,148	23,610	21,393
Amortization of intangible assets	3,431	2,511	6,611	7,533
FDIC insurance and regulatory assessments	2,281	1,619	5,093	4,981
OREO expense (gain)	183	214	187	(605)
Merger-related expense	—	—	17,079	388
Defined benefit plan termination charge	13,384	—	13,384	1,486
Other	12,158	9,172	58,564	26,765
Total non-interest expense	$71,315	$43,780	$202,898	$135,408

Non-interest expense for the three months ended September 30, 2015 was $71.3 million, a $27.5 million increase compared to $43.8 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, non-interest expense was $202.9 million, an increase of $67.5 million compared to $135.4 million for the nine months ended September 30, 2014. The increase between the periods was mainly due to increases in the defined benefit plan termination charge and merger-related expense and other non-interest expense as a result of the HVB Merger. Changes in the components of non-interest expense are discussed below.

Compensation and employee benefits expense was $29.2 million for the three months ended September 30, 2015, compared to $22.1 million for the three months ended September 30, 2014. At September 30, 2015, we had 1,138 full-time equivalent employees (“FTE”); at September 30, 2014, we had 836 FTE and at June 30, 2015 there were 1,196 FTE. The increase was a result of the HVB Merger, which increased FTE by 349. We completed the integration of the Damian acquisition during the third quarter of 2015 and we anticipate further FTE reductions in the fourth quarter of 2015 and 2016 as we fully integrate the HVB Merger.

For the nine months ended September 30, 2015, compensation and employee benefits expense was $75.1 million, an increase of $4.3 million, compared to $70.8 million for the nine months ended September 30, 2014. The increase was mainly the result of the increase in personnel due to the HVB Merger.

Stock-based compensation plan expense was $1.1 million in the third quarter of 2015 compared to $1.0 million in the third quarter of 2014. For the nine months ended September 30, 2015, stock-based compensation plan expense was $3.3 million compared to $2.7 million for the nine months ended September 30, 2014. The increase in stock-based compensation plan expense between the periods is due to a greater percentage of compensation paid to our executive management and senior personnel in stock awards so as to better align the interests of employees to those of our stockholders. For additional information related to our employee benefit plans and stock-based compensation, see Note 10. “Stock-Based Compensation” in the consolidated financial statements included elsewhere in this report.

Occupancy and office operations expense was $9.6 million in the third quarter of 2015 compared to $7.1 million in the third quarter of 2014. For the nine months ended September 30, 2015, occupancy and office operations expense was $23.6 million compared to $21.4 million for the nine months ended September 30, 2014. The increase between the periods was mainly due to the HVB Merger. We continue to reduce our total number of facilities as a result of the consolidation of several financial centers and back office locations. We anticipate consolidating an additional 10 locations over the next 12 months.

Amortization of intangible assets mainly includes amortization of core deposit intangible assets, customer lists and non-compete agreements. Amortization of intangible assets was $3.4 million in the three months ended September 30, 2015 and consisted of $1.7 million of HVB core deposit intangible asset amortization and $1.7 million of other amortization of intangible assets. In the three months ended September 30, 2014, amortization expense was $2.5 million. The increase in amortization expense in the third quarter of 2015 was due to the HVB Merger. The increase was partially offset by a decrease of $800 thousand in amortization expense associated with the Provident Merger.

STERLING BANCORP AND SUBSIDIARIES

For the nine months ended September 30, 2015, amortization of intangible assets was $6.6 million compared to $7.5 million for the nine months ended September 30, 2014. The change was due to the same factors discussed above. See Note 5. “Goodwill and Other Intangible Assets” in the consolidated financial statements included elsewhere in this report.

FDIC insurance and regulatory assessments expense was $2.3 million for the third quarter of 2015 compared to $1.6 million for the third quarter of 2014. For the nine months ended September 30, 2015, FDIC insurance and regulatory assessment expense was $5.1 million compared to $5.0 million in the nine months ended September 30, 2014. The increase between the periods was mainly due to the increase in total assets as a result of our organic growth and the HVB Merger.

Other real estate owned (“OREO”) expense includes maintenance costs, taxes, insurance, write-downs (subsequent to any write-down at the time of foreclosure or transfer to OREO), and gains and losses from the disposition of OREO. OREO includes real estate assets that have been foreclosed and financial center locations that are held for sale. OREO expense was $183 thousand for the three months ended September 30, 2015, compared to $214 thousand in the three months ended September 30, 2014. Property taxes are generally paid in the third quarter, which causes a seasonal increase in OREO exp ense relative to other quarters. For the nine months ended September 30, 2015, OREO expense was $187 thousand compared to net OREO benefit of $605 thousand in the nine months ended September 30, 2014. In the nine months ended September 30, 2014, we sold an OREO property that was a financial center we had consolidated in connection with the Provident Merger at a pre-tax gain of $925 thousand.

Merger-related expense was mainly incurred in connection with the HVB Merger and included change in control payments, benefit plan terminations, financial and legal advisory fees, and merger-related marketing expense. Merger-related expense was $17.1 million for the nine months ended September 30, 2015 compared to $388 thousand for the nine months ended September 30, 2014. In addition to the HVB Merger, we incurred merger-related expense of $1.8 million in connection with the Damian acquisition during the nine months ended September 30, 2015.

Defined benefit plan termination charge expense for the three months and nine months ended September 30, 2015 was $13.4 million, compared to $0 for the three months ended September 30, 2014 and $1.5 million for the nine months ended September 30, 2014. The charge incurred in 2014 was in connection with a partial termination of the plans, as only a portion of the plan obligations related to retired participants were settled at that time. The charge incurred in 2015 represents a full termination of all defined benefit pension plan liabilities.

Other non-interest expense for the three months ended September 30, 2015 was $12.2 million compared to $9.2 million for the three months ended September 30, 2014. The increase was related to the HVB Merger. For the nine months ended September 30, 2015, other non-interest expense was $58.6 million compared to $26.8 million for the comparable period a year ago. The nine months ended September 30, 2015 includes other restructuring charges associated with the HVB Merger related to charges for information technology services, contract terminations, impairments of leases and facilities and severance and retention compensation. See Note 12. “Other Non-Interest Expense” in the consolidated financial statements for details on significant components.

Income Tax expense was $11.6 million for the three months ended September 30, 2015 and was $16.0 million for the nine months ended September 30, 2015. In 2015, our estimated annual effective tax rate is 32.5%. Income tax expense was $6.5 million for the three months ended September 30, 2014 and was $17.1 million for the nine months ended September 30, 2014, which represented an effective income tax rate of 28.3% and 29.1%, respectively. Our effective tax rate differs from the 35% federal statutory rate due to the proportion of merger-related expense and other charges that are tax deductible, and the effect of tax exempt income from securities and BOLI income.

STERLING BANCORP AND SUBSIDIARIES

Portfolio Loans

The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the periods indicated.

	September 30, 2015		December 31, 2014
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial:
Commercial & industrial (“C&I”)	$1,652,556	22.0%	$1,244,555	25.8%
Payroll finance	193,669	2.6	154,229	3.2
Warehouse lending	318,634	4.2	173,786	3.6
Factored receivables	252,868	3.4	161,625	3.4
Equipment finance	597,316	7.9	411,449	8.5
Total commercial	3,015,043	40.1	2,145,644	44.5
Commercial mortgage:
Commercial real estate	2,569,762	34.1	1,458,277	30.3
Multi-family	750,931	10.0	384,544	8.0
ADC	177,062	2.4	96,995	2.0
Total commercial mortgage	3,497,755	46.5	1,939,816	40.3
Residential mortgage	721,606	9.5	529,766	11.0
Consumer	291,228	3.9	200,415	4.2
Total portfolio loans	7,525,632	100.0%	4,815,641	100.0%
Allowance for loan losses	(47,611)		(42,374)
Total portfolio loans, net	$7,478,021		$4,773,267

Overview. Total portfolio loans, net, increased $2.7 billion to $7.5 billion at September 30, 2015, compared to $4.8 billion at December 31, 2014. The increase includes $1.8 billion of loans acquired in the HVB Merger on June 30, 2015. At September 30, 2015, commercial loans comprised 40.1% of the loan portfolio compared to 44.5% at December 31, 2014. Commercial mortgage loans comprised 46.5% and 40.3% of the loan portfolio at September 30, 2015 and December 31, 2014, respectively.

Commercial loans increased $869.4 million, or 40.5%, in the first nine months of 2015. This included $338.8 million of C&I loans acquired in the HVB Merger. The main drivers of organic commercial loan growth were the equipment finance and warehouse lending businesses, as higher residential mortgage refinancing volumes benefited warehouse lending balances which increased by $144.8 million over the balance at December 31, 2014. Factored receivables increased $91.2 million mainly as a result of the FCC Acquisition and seasonal factors, as historically the second half of the year is a stronger period for factoring and we experience higher demand for factoring services. We also acquired approximately $22.3 million of payroll finance receivables in connection with the Damian Acquisition, which contributed to overall growth of $39.4 million in payroll finance between the periods. Included in C&I loans at September 30, 2015 were $309.4 million of asset-based loans which combined with payroll finance, warehouse lending, factored receivables and equipment finance comprise our specialty lending portfolio. This portfolio totaled $1.7 billion at September 30, 2015 compared to $1.2 billion at December 31, 2014.

Commercial mortgage loans increased $1.6 billion, or 80.3%, in the nine months ended September 30, 2015, which included $1.1 billion of loans acquired in the HVB Merger. The main drivers of commercial mortgage growth have been the strong commercial real estate market conditions in the greater New York metropolitan area and higher origination volumes from our commercial banking teams.

ADC loans, which is a component of commercial mortgage loans, increased $80.1 million in the nine months ended September 30, 2015, which included $73.4 million of ADC loans acquired in the HVB Merger. The increase in ADC balances over the amount acquired in the HVB Merger is due draw downs on existing facilities as construction projects continue to be developed. We originate ADC loans on an exception basis only to select clients within the Bank’s immediate footprint.

Residential mortgage loans increased $191.8 million to $721.6 million at September 30, 2015, compared to $529.8 million at December 31, 2014. We acquired $240.6 million of residential mortgage loans in the HVB Merger. We sold $44.0 million of residential mortgage loans that were previously held as portfolio loans in the first quarter of 2015. These loans were sold with the objective of rebalancing our earning assets in anticipation of the HVB Merger.

STERLING BANCORP AND SUBSIDIARIES

Delinquent Loans, Troubled Debt Restructuring, Impaired Loans, Other Real Estate Owned and Classified Assets

Past Due, Non-Performing Loans, Non-Performing Assets (Risk Elements). The table below sets forth the amounts and categories of our non performing assets (“NPAs”) at the dates indicated.

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Non-accrual loans:
C&I	$11,005	$4,975
Payroll finance	—	—
Warehouse lending	—	—
Factored receivables	227	244
Equipment finance	1,132	240
Commercial real estate	21,821	11,286
Multi-family	1,103	272
ADC	4,656	6,413
Residential mortgage	19,191	16,259
Consumer	8,255	6,170
Accruing loans past due 90 days or more	282	783
Total non-performing loans	67,672	46,642
OREO	11,831	5,867
Total non-performing assets	$79,503	$52,509
TDRs accruing and not included above	$16,632	$17,261
Ratios:
Non-performing loans (“NPLs”) to total loans	0.90%	0.97%
NPAs to total assets	0.69	0.71

NPAs include non-accrual loans, accruing loans past due 90 days or more and OREO. At September 30, 2015, total NPLs increased $22.4 million at September 30, 2015 to $67.7 million compared to $46.6 million at December 31, 2014 due mainly to NPLs acquired in the HVB Merger. Non-accrual loans were $67.4 million and loans 90 days past due and still accruing interest which were well secured and in the process of collection were $282 thousand. Non-accrual loans increased $21.5 million from December 31, 2014. We acquired $22.2 million of non-accrual loans in the HVB Merger. Loans past due 90 days or more and still accruing declined $501 thousand.

TDRs. We have formally modified loans to certain borrowers who experienced financial difficulty. If the terms of the modification include a concession, as defined by GAAP, the loan is considered a TDR, which is also considered an impaired loan. Nearly all of these loans are secured by real estate. Total TDRs were $24.9 million at September 30, 2015, of which $8.2 million were non-accrual, $59 thousand were 90 days past due and $16.6 million were performing according to their terms and accruing interest income. TDRs still accruing interest income are loans modified for borrowers that have experienced financial difficulties but are performing in accordance with the terms of their loan prior to the modification. Loan modification concessions may include actions such as extension of maturity date or the lowering of interest rates and monthly payments. As of September 30, 2015, there were no commitments to lend additional funds to borrowers with loans that have been modified.

OREO. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO until such time as it is sold. In addition, financial centers that were closed or consolidated that are held for sale are also classified as OREO. When real estate is transfered to OREO, it is recorded at fair value less costs to sell. If the fair value less cost to sell is less than the loan balance, the difference is charged against the allowance for loan losses. If the fair value of a financial center that we hold for sale is less than its prior carrying value, we recognize a charge included in other operating expense to reduce the recorded value of the investment to fair value, less costs to sell. At September 30, 2015, we had 37 OREO properties with a recorded balance of $11.8 million. After transfer to OREO, we regularly update the fair value of the property. Subsequent declines in fair value are charged to current earnings and included in other non-interest expense as part of OREO expense.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality such as “substandard”, “doubtful”, or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard”

STERLING BANCORP AND SUBSIDIARIES

assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets is not warranted and are charged-off. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as “special mention”. As of September 30, 2015, we had $91.1 million of assets designated as “special mention”.

Our determination as to the classification of our assets and the amount of our loan loss allowance are subject to review by our regulators, which can order the establishment of an additional valuation allowance. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets at September 30, 2015, classified assets consisted of loans of $120.8 million and OREO of $11.8 million.

Taxi Medallion Loans
At September 30, 2015, we had $65.5 million of outstanding loans collateralized by New York City taxi medallions, which represents 0.87% of total portfolio loans. In the third quarter of 2015, we downgraded one of our four taxi medallion borrower relationships to special mention. We are closely monitoring the collateral values, cash flows and performance of these loans.

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

The allowance for loan losses increased from $42.4 million at December 31, 2014 to $47.6 million at September 30, 2015, as the provision for loan losses exceeded net charge-offs by $5.2 million. The allowance for loan losses at September 30, 2015 represented 70.4% of non-performing loans and 0.63% of the total loan portfolio. At December 31, 2014, the allowance for loan losses represented 90.8% of non-performing loans and 0.88% of the total loan portfolio. Loans acquired in prior merger transactions were recorded with a fair value adjustment as of the acquisition date that included estimated lifetime credit losses and interest rate adjustments, among other factors (the “loan mark”). The remaining balance of the loan mark at September 30, 2015 was $48.5 million. A substantial portion of portfolio loans covered by the loan mark continue to carry no allowance for loan losses.

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

STERLING BANCORP AND SUBSIDIARIES

	September 30, 2015			December 31, 2014
	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans
	(Dollars in thousands)
C&I	$12,104	$1,652,556	22.0%	$11,027	$1,244,555	25.8%
Payroll finance	1,847	193,669	2.5	1,506	154,229	3.2
Warehouse lending	1,127	318,634	4.2	608	173,786	3.6
Factored receivables	1,805	252,868	3.4	1,205	161,625	3.4
Equipment finance	4,321	597,316	7.8	2,569	411,449	8.5
Commercial real estate	12,675	2,569,762	34.1	10,121	1,458,277	30.3
Multi-family	2,157	750,931	10.0	2,111	384,544	8.0
ADC	2,093	177,062	2.4	2,987	96,995	2.0
Residential mortgage	4,989	721,606	9.7	5,843	529,766	11.0
Consumer	4,493	291,228	3.9	4,397	200,415	4.2
Total	$47,611	$7,525,632	100.0%	$42,374	$4,815,641	100.0%

Impaired Loans. A loan is impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loan values are based on one of three measures: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is less than its recorded investment, the Bank’s practice is to write-down the loan against the allowance for loan losses so the recorded investment matches the impaired value of the loan. Impaired loans generally include a portion of non-performing loans and accruing and performing TDR loans. At September 30, 2015, we had $28.4 million in impaired loans compared to $31.0 million at December 31, 2014. The decline between September 30, 2015 and December 31, 2014 consisted mainly due to a decrease of impaired ADC loans from repayments and transfer to OREO.

PCI Loans. A PCI loan is an acquired loan that has demonstrated evidence of deterioration in credit quality subsequent to origination. As of September 30, 2015, the balance of PCI loans was $97.8 million and included PCI loans acquired in the HVB Merger and Provident Merger of $22.8 million, which are accounted for under the cost-recovery method and were included in our non-accrual loan totals above. The remaining $75.0 million of PCI loans are accounted for under applicable guidance which results in an accretable yield that represents the amount of expected cash flows that exceeds the initial investment in the loan. The balance of PCI loans was $3.4 million at December 31, 2014 and consisted of loans acquired in the Provident Merger. See the tables of loans evaluated for impairment by segment; and changes in accretable yield for PCI loans in Note 4. “Portfolio Loans” in the notes to consolidated financial statements for additional information.

Provision for Loan Losses. We recorded $5.0 million in loan loss provision for the three months ended September 30, 2015, compared to $5.4 million for the three months ended September 30, 2014. Net charge-offs for the three months ended September 30, 2015 were $1.7 million, or 0.09% of average loans on an annualized basis, compared to net charge-offs of $1.1 million or 0.09% of average loans on an annualized basis for the three months ended September 30, 2014. For the nine months ended September 30, 2015, provision for loan losses was $10.2 million compared to $16.1 million for the nine months ended September 30, 2014. The higher provision in the 2014 periods was mainly the result of organic growth and loans that became subject to our allowance that formerly were subject to fair value loan mark-to-market adjustments. Loans acquired in the Provident Merger included substantially all of our specialty lending loans. With the exception of equipment finance loans, the specialty lending loans had a term of one year or less at acquisition. Therefore, the majority of the loans acquired in the Provident Merger were included in our allowance for loan loss calculation in the first twelve months after the merger, which occurred on October 31, 2013. The loans acquired in the HVB Merger included a significant portion of CRE loans and the majority of these loans are expected to be included in our allowance for loan loss over a two to three year period. For the nine months ended September 30, 2015, net charge-offs were $5.0 million, or 0.11%, on an annualized basis compared to $6.1 million, or 0.19%, on an annualized basis for the nine months ended September 30, 2014.

Changes in Financial Condition between September 30, 2015 and December 31, 2014
Total assets increased $4.2 billion, or 56.2%, to $11.6 billion at September 30, 2015, compared to $7.4 billion at December 31, 2014. This increase was mainly due to the following:

•	We acquired $3.5 billion of assets in the HVB Merger.

•
Total portfolio loans increased by $2.7 billion, or 56.3%, to $7.5 billion at September 30, 2015, compared to $4.8 billion at December 31, 2014. In addition to organic growth, portfolio loans increased by $1.8 billion as a result of the HVB Merger.

STERLING BANCORP AND SUBSIDIARIES

•
Total investment securities increased by $814.8 million, or 47.6%, to $2.5 billion at September 30, 2015, compared to $1.7 billion at December 31, 2014. We acquired $713.8 million of securities in the HVB Merger.

•
Cash and cash equivalents increased by $196.6 million to $318.1 million at September 30, 2015, compared to $121.5 million at December 31, 2014. The increase was mainly due to $879.0 million in cash acquired in the HVB Merger, although we have since used a portion of this excess liquidity to fund loan growth and reduce short-term borrowings.

Total liabilities increased $3.5 billion, or 54.2%, to $9.9 billion at September 30, 2015, compared to $6.4 billion at December 31, 2014. This increase was mainly due to the following:

•
Total deposits increased $3.6 billion, or 68.9%, to $8.8 billion at September 30, 2015, compared to $5.2 billion at December 31, 2014. We assumed $3.2 billion in deposits in the HVB Merger. Our core retail, commercial and municipal transaction, money market and savings accounts were $8.2 billion, which represented 92.7% of our total deposit balances.

•
FHLB borrowings declined $196.2 million, to $807.0 million at September 30, 2015, compared to $1.0 billion at December 31, 2014. The decline in borrowings was due to paydowns of borrowings with the excess liquidity obtained in the HVB Merger.

STERLING BANCORP AND SUBSIDIARIES

Supplemental Reporting of Non-GAAP Financial Measures
Results for the third quarter of 2015 were impacted by a pre-tax charge associated with the termination of our defined benefit pension plans of $13.4 million and amortization of non-compete agreements of $961 thousand. Excluding the impact of these items, and net gain on sale of securities of $2.7 million and related income tax impact, core net income was $32.0 million, or $0.25 per diluted share.

The following tables show the reconciliation of the tangible equity ratio, core net income, core earnings per share, and core operating efficiency ratio for the periods presented. The Company provides this supplemental reporting of non-GAAP financial measures as management believes this information is useful to investors.

	September 30,
	2015	2014
The following table shows the reconciliation of stockholders’ equity to tangible equity and the tangible equity ratio:
Total assets	$11,597,393	$7,337,387
Goodwill and other intangibles	(751,529)	(434,204)
Tangible assets	10,845,864	6,903,183
Stockholders’ equity	1,652,204	961,138
Goodwill and other intangibles	(751,529)	(434,204)
Tangible stockholders’ equity	900,675	526,934
Common stock outstanding at period end	129,769,569	83,628,267
Tangible equity as a % of tangible assets	8.30%	7.63%
Tangible book value per share	$6.94	$6.30

	For the three months ended September 30,
	2015	2014
The following table shows the reconciliation of core net income and core earnings per share:
Income before income tax expense	$35,841	$22,789
Income tax expense	11,648	6,452
Net income	24,193	16,337

Net gain on sale of securities	(2,726)	(33)
Charge for asset write-downs, banking systems conversion, retention and severance	—	1,103
Defined benefit plan termination charge	13,384	—
Amortization of non-compete agreements and acquired customer lists	961	1,497
Total charges	11,619	2,567
Income tax expense	(3,777)	(738)
Total non-core charges net of taxes	7,842	1,829
Core net income	$32,035	$18,166

Weighted average diluted shares	129,631,858	83,883,461
Diluted EPS as reported	$0.19	$0.19
Core diluted EPS (excluding total charges)	0.25	0.22

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended September 30,
	2015	2014
The following table shows the reconciliation of the core operating efficiency ratio:
Net interest income	$93,354	$59,633
Non-interest income	18,802	12,286
Total net revenue	112,156	71,919
Tax-equivalent adjustment on securities interest income	1,707	1,543
Net gain on sale of securities	(2,726)	(33)
Core total revenue	111,137	73,429
Non-interest expense	71,315	43,780
Charge for asset write-downs, banking systems conversion, retention and severance	—	(1,103)
Defined benefit plan termination charge	(13,384)	—
Amortization of intangible assets	(3,431)	(2,511)
Core non-interest expense	54,500	40,166
Core operating efficiency ratio	49.0%	54.7%

Liquidity and Capital Resources

Capital. Stockholders’ equity was $1.7 billion at September 30, 2015, an increase of $677.0 million relative to December 31, 2014. The increase was mainly the result of the 38.5 million shares issued in the HVB Merger and the issuance of 6.9 million shares in the capital raise, which was completed in February 2015. The increase was also due to net income of $33.3 million, other comprehensive income of $9.4 million and stock option exercises and stock-based compensation of $6.9 million during the nine month period. These increases were partially offset by dividends declared of $21.3 million.

We paid dividends of $0.07 per common share in each of the first, second and third quarter of 2015 and the Board of Directors declared a dividend of $0.07 per common share on October 26, 2015 which is payable November 16, 2015 to our holders as of the record date of November 5, 2015.

On February 11, 2015, we completed a public offering of 6.9 million shares of common stock at an offering price of $13.00 per share for gross proceeds of approximately $89.7 million and net proceeds, after underwriting discounts, commissions and other costs of issuance of $85.1 million. The net proceeds from the offering were contributed as equity capital to the Bank. The use of proceeds was for general corporate purposes, which included the acquisition of commercial specialty lending businesses. We used a portion of the proceeds of the offering to fund the Damian Acquisition and the FCC Acquisition.

Basel III Capital Rules. In July 2013, our primary federal regulators published final rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules are discussed in the Requirement Section in Note 14. “Stockholders’ Equity Regulatory Capital Requirements” in the consolidated financial statements.

Liquidity. Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The objective of our liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund our operations and to meet obligations and other commitments on a timely basis and at a reasonable cost. We seek to achieve this objective and ensure that funding needs are met by maintaining an appropriate level of liquid funds through asset/liability management, which includes managing the mix and time to maturity of financial assets and financial liabilities on our balance sheet. Our liquidity position is enhanced by its ability to raise additional funds as needed in the wholesale markets.

Asset liquidity is provided by liquid assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, interest-bearing deposits in banks, securities available for sale, cash flow from securities held to maturity and maturities of securities held to maturity.

STERLING BANCORP AND SUBSIDIARIES

Our ability to access liabilities in a timely fashion is provided by access to funding sources which include core deposits, federal funds purchased and repurchase agreements. The liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic activity, volatility in the financial markets, unexpected credit events or other significant occurrences. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of September 30, 2015, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on us.

At September 30, 2015, the Bank had $318.1 million in cash and cash equivalents on hand and unused borrowing capacity at the FHLB of $1.4 billion. In addition, the Bank may purchase additional federal funds from other institutions and enter into additional repurchase agreements.

We are a bank holding company and do not conduct operations. Our primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. At September 30, 2015, the Bank had capacity to pay up to $56.5 million of dividends. At September 30, 2015, we had cash on hand of $19.0 million.

In September 2015, we renewed the Credit Facility. The use of proceeds are for general corporate purposes. The Credit Facility has not been used and requires us and the Bank to maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. We and the Bank were in compliance with all requirements at September 30, 2015.

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

STERLING BANCORP AND SUBSIDIARIES

Estimated Changes in EVE and NII. The table below sets forth, as of September 30, 2015, the estimated changes in our (1) EVE that would result from the designated instantaneous changes in the forward rate curves, and (2) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$1,549,463	$10,185	0.7%	$430,991	$47,896	12.5%
+200	1,556,337	17,059	1.1	415,108	32,013	8.4
+100	1,559,437	20,159	1.3	398,838	15,743	4.1
0	1,539,278	—	—	383,095	—	—
-100	1,481,597	(57,681)	(3.7)	355,147	(27,948)	(7.3)

The table above indicates that at September 30, 2015, in the event of an immediate 200 basis point increase in interest rates, we would expect to experience a 1.1% increase in EVE and a 8.4% increase in NII. Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on EVE and NII beyond -100 basis points.

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

During the third quarter of 2015, the federal funds target rate remained in a range of 0.00 - 0.25% as the Federal Open Market Committee (“FOMC”) did not change the target overnight lending rate. U.S. Treasury yields in the two year maturities decreased three basis points from 0.67% to 0.64% in the nine months ended September 30, 2015 while the yield on U.S. Treasury 10-year notes decreased 11 basis points from 2.17% to 2.06% over the same nine month period. The decrease in rates on longer-term maturities coupled with the decrease in rates on the short-term maturities resulted in a flatter 2-10 year treasury yield curve at September 30, 2015 relative to December 31, 2014. During the first nine months of 2015, the FOMC reaffirmed its view that the current 0.00 - 0.25% target range for federal funds remains appropriate. However, the FOMC did change its forward guidance stating that this change does not indicate that the FOMC has decided on the timing of the initial increase in the target range.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Sterling Bancorp

Date:	November 5, 2015	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 5, 2015	By:	/s/ Luis Massiani
Luis Massiani
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)