Form 10-K
period 2015-12-31
STERLING BANCORP
filed 2016-02-29
CIK 1070154

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐     NO  ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of June 30, 2015 was $1,906,734,560.

As of February 26, 2016 there were 130,494,004 outstanding shares of the Registrant’s common stock.
___________________________________
DOCUMENT INCORPORATED BY REFERENCE
Proxy Statement for the Annual Meeting of Stockholders (Part III) to be filed within 120 days after the end of the Registrant’s year ended December 31, 2015.

STERLING BANCORP
FORM 10-K TABLE OF CONTENTS
December 31, 2015

PART I

ITEM 1.	Business

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

Sterling Bancorp
Sterling Bancorp ( “we,” “our,” “ours,” or “us”) is a Delaware corporation, bank holding company and financial holding company that owns all of the outstanding shares of common stock of its principal subsidiary, Sterling National Bank (the “Bank”). At December 31, 2015, Sterling had, on a consolidated basis, $12.0 billion in assets, $8.6 billion in deposits, stockholders’ equity of $1.7 billion and 130,006,926 shares of common stock outstanding. Our financial condition and results of operations are discussed herein on a consolidated basis with the Bank.

Acquisition of Hudson Valley Holding Corp.
On June 30, 2015, we completed the acquisition of Hudson Valley Holding Corp., (“HVHC”) which we refer to as the “HVB Merger”. The HVB Merger was a stock-for-stock transaction valued at $566.3 million based on the closing price of our common stock on June 29, 2015. Under the terms of the HVB Merger, HVHC shareholders received 1.92 shares of our common stock for each share of HVHC common stock. The HVB Merger has furthered our strategy of expanding in the greater New York metropolitan region by providing us with a significant presence and deposit market share in Westchester County, New York, and created an opportunity to realize significant operating expense savings. See additional disclosure regarding the HVB merger in Note 2. “Acquisitions” in the notes to consolidated financial statements.

February 2015 Common Equity Capital Raise
On February 11, 2015, we issued 6,900,000 shares of our $0.01 par value common stock to institutional investors at $13.00 per share. The offering was made pursuant to a Registration Statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”) on February 4, 2015. We received proceeds net of underwriting discounts, commissions and expenses of $85.1 million. The net proceeds were used for general corporate purposes and the funding of acquisitions of specialty commercial lending businesses, such as the acquisition of Damian Services Corporation, a payroll finance services provider (the “Damian Acquisition”), which closed on February 27, 2015 and the acquisition of a factoring portfolio (the “FCC Acquisition”) from FCC, LLC, a subsidiary of First Capital Holdings, Inc. (“FCC”), which closed on May 7, 2015. See additional disclosure regarding these acquisitions in Note 2. “Acquisitions” included in the notes to consolidated financial statements.

Acquisition of Sterling Bancorp (“Provident Merger”)
On October 31, 2013, when we were formerly known as Provident New York Bancorp (“Legacy Provident”) and the parent company of the Bank, then called Provident Bank, we acquired Sterling Bancorp (“Legacy Sterling”) through a merger. Legacy Provident was the accounting acquirer and surviving entity. At that time, we became a bank holding company and a financial holding company as defined by the Bank Holding Company Act of 1956, as amended, or the BHC Act. Legacy Sterling’s principal subsidiary, Sterling National Bank, merged into our principal subsidiary, the Bank, which was then called Provident Bank. The Bank changed its legal entity name to Sterling National Bank. We refer to the transactions detailed above collectively as the “Provident Merger”.

The Provident Merger was a stock-for-stock transaction valued at $457.8 million based on the closing price of our common stock on October 31, 2013. Under the terms of the Provident Merger, each share of Legacy Sterling was converted into the right to receive 1.2625 shares of our common stock. Consistent with our strategy of expanding in the greater New York metropolitan region, the Provident Merger created a larger, more diversified company and accelerated the build-out of our differentiated strategy targeting small-to-middle market commercial clients and consumers. See additional disclosure regarding the Provident Merger in Note 2. “Acquisitions” included in the notes to consolidated financial statements.

Change in Fiscal Year End
On January 27, 2015, the Board of Directors (the “Board”) amended our bylaws to change our fiscal year end from September 30 to December 31. Accordingly, this annual report on Form 10-K includes financial statements as of and for (i) the year ended December 31, 2015; (ii) the three month period October 1, 2014 through December 31, 2014; (iii) the three month period October 1, 2013 through December 31, 2013; (iv) the fiscal year ended September 30, 2014; and (v) the fiscal year ended September 30, 2013.

Sterling National Bank
The Bank is a full-service regional bank founded in 1888. Headquartered in Montebello, New York, the Bank specializes in the delivery of services and solutions to business owners, their families and consumers within the communities we serve through teams of dedicated and experienced relationship managers. The Bank offers a complete line of commercial, business, and consumer banking products and services. As of December 31, 2015, the Bank had $12.0 billion in assets, $8.6 billion in deposits and 1,089 full-time equivalent employees.

Subsidiaries
We and the Bank maintain a number of wholly-owned subsidiaries, including a company that originates loans to municipalities and governmental entities and acquires securities issued by state and local governments, a real estate investment trust that holds real estate mortgage loans, several subsidiaries that hold foreclosed properties acquired by the Bank, a Vermont captive insurance company and other subsidiaries that have an immaterial impact on our financial condition or results of operations.

Additional Information
Our website (www.sterlingbancorp.com) contains a direct link to our filings with the SEC, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these filings, registration statements on Form S-3 and Form S-4, as well as ownership reports on Forms 3, 4 and 5 filed by our directors and executive officers. Copies may also be obtained, without charge, by written request to Sterling Bancorp, 400 Rella Boulevard, Montebello, New York 10901, Attention: Investor Relations. Our website is not part of this Annual Report on Form 10-K.

Strategy
Through the Bank, we operate as a regional bank providing a broad offering of deposit, lending and wealth management products to commercial, consumer and municipal clients in our market area. We focus mainly on delivering products and services to small and middle market commercial businesses and affluent consumers.  We believe that this is a client segment that is underserved by larger bank competitors in our market area.

Our primary strategic objective is to generate sustainable growth in revenues and earnings. To achieve this goal, we focus on the following initiatives:

•	Target on specific “high value” customer segments and geographic markets.

•	Deploy a single point of contact, relationship-based distribution strategy through our commercial banking teams and financial centers.

•	Continuously expand our delivery and distribution channels by recruiting new commercial teams.

•	Maximize efficiency through a technology enabled, low-cost operating platform and controlling operating costs.

•	Create a high productivity culture through differentiated compensation programs based on a pay-for-performance philosophy.

•	Maintain strong risk management systems and proactively manage enterprise risk.

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

We deploy a team-based distribution strategy in which clients are served by a focused and experienced group of relationship managers that are responsible for all aspects of the client relationship and delivery of our products and services. A significant portion of the Bank’s growth in 2015 was due to the HVB Merger; however, we also experienced significant organic growth driven by growth in balances originated by existing teams and the recruitment of new commercial teams. As of December 31, 2015, the Bank had 29 commercial banking teams and we expect to continue to grow deposits and loan balances through the addition of new teams.

Since 2012, we have deemphasized our retail banking operations, which has included the consolidation of financial centers and other consumer businesses, such as wealth management and title insurance. For the year ended December 31, 2015, we consolidated eight financial center locations and reduced our total number of financial centers to 52. We anticipate we will continue to consolidate additional financial centers in 2016 and will reallocate a portion of the operating expense savings into the recruitment of new commercial teams and growing our specialty lending businesses.

We focus on building client relationships that allow us to gather low cost, core deposits and originate high quality loans. We maintain a disciplined pricing strategy on deposits that allows us to compete for loans while maintaining an appropriate spread over funding costs. We offer diverse loan products to commercial businesses, real estate owners, real estate developers and consumers. We have continued to emphasize growth in our commercial loan balances and as a result, we believe that we have a high quality, diversified loan portfolio with a favorable mix of loan types, maturities and yields.

We augment organic growth with opportunistic acquisitions of banks and other financial services businesses. For the periods presented, we completed the following acquisitions: the Provident Merger on October 31, 2013; the Damian Acquisition on February 27, 2015; the FCC Acquisition on May 7, 2015 and the HVB Merger on June 30, 2015. These acquisitions have supported our expansion into attractive markets and have diversified our business lines. See additional disclosure of our acquisitions in Note 2. “Acquisitions” in the notes to the consolidated financial statements.

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

Employees
As of December 31, 2015, we had 1,089 full-time equivalent employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Supervision and Regulation
General
We and the Bank are subject to extensive regulation under federal and state laws. The regulatory framework is intended primarily for the protection of depositors, consumers, federal deposit insurance funds and the banking system as a whole and not for the protection of stockholders and creditors.
Significant elements of the laws and regulations applicable to us and the Bank are described below. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to us and our subsidiaries could have a material effect on the business, financial condition and results of operations. Since completion of the HVB Merger, the Bank's total assets now exceed $10 billion, thus subjecting it to additional supervision and regulation, including by the Consumer Financial Protection Bureau (“CFPB”), with such additional supervision and regulation discussed throughout this section.
Regulatory Reforms
The Dodd-Frank Act significantly restructures the financial regulatory regime in the United States, and will continue to affect, into the immediate future, the lending and investment activities and general operations of depository institutions and their holding companies. This is particularly the case for us and the Bank now that the Bank’s total assets exceed $10 billion as a result of the HVB Merger.
The Dodd-Frank Act made many changes in banking regulation, including:

·	forming the CFPB with broad powers to adopt and enforce consumer protection regulations;

·	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000;

·	the assessment base for determining deposit insurance premiums has been expanded from domestic deposits to average assets minus average tangible equity; and

·	the Federal Reserve Board (the “FRB”) has imposed on financial institutions with assets of $10 billion or more a cap on the debit card interchange fees the financial institutions may charge.
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
Many of the provisions of the Dodd-Frank Act are not yet effective. The Dodd-Frank Act requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although it is difficult to predict at this time what impact the Dodd-Frank Act and the implementing regulations will have on us and the Bank, they may have a material impact on operations through, among other things, heightened regulatory supervision and increased compliance costs. We continue to analyze the impact of rules adopted under the Dodd-Frank Act on our business. However, the full impact will not be known until the rules, and other regulatory initiatives that overlap with the rules, are finalized and their combined impacts can be understood.
Regulatory Agencies
We are a legal entity separate and distinct from the Bank and its other subsidiaries. As a bank and a financial holding company, we are regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and our subsidiaries are subject to inspection, examination and supervision by the FRB as our primary federal regulator.
As a national bank, the Bank is principally subject to the supervision, examination and reporting requirements of the Office of the Comptroller of the Currency (the “OCC”), as its primary federal regulator, as well as the Federal Deposit Insurance Corporation (the “FDIC”). Further, due to the completion of the HVB Merger, the Bank’s total assets now exceed $10 billion, thus making it subject to the CFPB’s supervision. Insured banks, including the Bank, are subject to extensive regulations that relate to, among other things: (a) the nature and amount of loans that may be made by the Bank and the rates of interest that may be charged; (b) types and amounts of other investments; (c) branching; (d) permissible activities; (e) reserve requirements; and (f) dealings with officers, directors and affiliates.
Bank Holding Company Activities
In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies such as us, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the FRB), without prior approval of the FRB.
To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Prompt Corrective Action.” A depository institution subsidiary is considered "well managed" if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. A financial holding company's status will also depend upon it maintaining its status as “well capitalized” and “well managed” under applicable FRB regulations. If a financial holding company ceases to meet these capital and management requirements, the FRB’s regulations provide that the financial holding company must enter into an agreement with the FRB to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the FRB may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the FRB. If the company does not return to compliance within 180 days, the FRB may require divestiture of the holding company's depository institutions.
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
The BHC Act, the Bank Merger Act, and other federal and state statutes regulate acquisitions of banks and banking companies. The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition by us of more than 5% of the voting shares or substantially all of the assets of a bank or bank holding company. Under the Bank Merger Act, the prior approval of the FRB or other appropriate bank regulatory authority is required for the Bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's performance record under the Community Reinvestment Act and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.
Capital Requirements
We are required to comply with applicable capital adequacy standards established by the FRB. The Bank is required to comply with applicable capital adequacy standards established by the OCC. The current risk-based capital standards applicable to us and the Bank, parts of which are currently in the process of being phased-in, are based on the December 2010 capital standards, known as Basel III, of the Basel Committee on Banking Supervision (the “Basel Committee”).

Prior to January 1, 2015, the risk-based capital standards applicable to us and the Bank (the “general risk-based capital rules”) were based on the 1988 Capital Accord, known as Basel I, of the Basel Committee. In July 2013, the federal bank regulators approved final rules (the “Basel III Capital Rules”) implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to us and the Bank, as compared to the general risk-based capital rules. The Basel III Capital Rules became effective for us and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions).

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations.

Under the Basel III Capital Rules, the minimum capital ratios effective as of January 1, 2015 are:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total Capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The Basel III Capital Rules also introduced a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require us and the Bank to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 10.5%; and (iv) a minimum leverage ratio of 4%.

The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).

In addition, under the general risk-based capital rules, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, we and the Bank were able to make a one-time permanent election to continue to exclude these items and did so. Under the Basel III Capital Rules, trust preferred securities no longer included in our Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out.

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expanded the risk-weighting categories from the general risk-based capital rules to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.

With respect to the Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.”

Management believes that, as of December 31, 2015, we and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements had been in effect.

Prompt Corrective Action
The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures, which reflect changes under the Basel III Capital Rules that became effective on January 1, 2015, are the total capital ratio, the CET1 capital ratio, the Tier 1 capital ratio and the leverage ratio.

A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a CET1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a CET1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

We believe that as of December 31, 2015, the Bank, was “well capitalized” based on the aforementioned ratios. For further information regarding the capital ratios and leverage ratio of us and the Bank see the discussion under the section captioned “Liquidity and Capital Resources” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16. “Stockholders’ Equity - Regulatory Capital Requirements” in the notes to consolidated financial statements.

Dividend Restrictions
We depend on funds maintained or generated by our subsidiaries, principally the Bank, for our cash requirements. Various legal restrictions limit the extent to which the Bank can pay dividends or make other distributions to us. All national banks are limited in the payment of dividends without the approval of the OCC to an amount not to exceed the net profits (as defined by OCC regulations) for that year-to-date combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan losses. Under the foregoing restrictions, and while maintaining its “well capitalized” status, as of December 31, 2015, the Bank could pay dividends of approximately $68.4 million to us, without obtaining regulatory approval. This is not necessarily indicative of amounts that may be paid or are available to be paid in future periods.
Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a depository institution, such as the Bank, may not pay dividends if payment would cause it to become undercapitalized or if it is already undercapitalized. The payment of dividends by us and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit such payment. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a banking organization's capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.
Source of Strength Doctrine
FRB policy and federal law require bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, we are expected to commit resources to support the Bank, including at times when we may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks.
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
Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based upon supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments. An institution's assessment rate depends upon the category to which it is assigned and certain other factors. Historically, assessment rates ranged from seven to 77.5 basis points of each institution's deposit assessment base. On February 7, 2011, as required by the Dodd-Frank Act, the FDIC published a final rule to revise the deposit insurance assessment system. The rule, which took effect April 1, 2011, changed the assessment base used for calculating deposit insurance assessments from deposits to total assets less tangible (Tier 1) capital. Since the new base is larger than the previous base, the FDIC also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. The range of adjusted assessment rates is now 2.5 to 45 basis points of the new assessment base.
As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, an institution must pay an additional premium equal to 50 basis points on every dollar (above 3% of an institution's Tier 1 capital) of long-term, unsecured debt held that was issued by another insured depository institution (excluding debt guaranteed under the Temporary Liquidity Guarantee Program). The FDIC has the authority to raise or lower assessment rates, subject to limits, and to impose special additional assessments.
The Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more, which includes the Bank since the completion of the HVB Merger, are required to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, leaving it, instead, to the discretion of the FDIC. The FDIC has recently exercised that discretion by establishing a long-range fund ratio of 2%, which could result in our paying higher deposit insurance premiums in the future.
FDIC deposit insurance expense totaled $5.9 million for the year ended December 31, 2015, $1.2 million and $940 thousand for the three months ended December 31, 2014 and 2013 and $5.0 million and $2.4 million for the fiscal years ended September 30, 2014 and 2013 respectively. FDIC deposit insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding bonds issued by FICO in the late 1980s to recapitalize the now defunct Federal Savings & Loan Insurance Corporation. The FICO assessments will continue until the bonds mature in 2017 to 2019.

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
Incentive Compensation
The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as us and the Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators were required to establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but the regulations have not been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.
In June 2010, the FRB, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, discussed above.
The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as ours, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
Loans to One Borrower
The Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2015, the Bank was in compliance with the loans-to-one-borrower limitations.
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
The Bank is also subject to regulatory guidelines establishing standards for safeguarding customer information. These guidelines describe the federal banking agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities.
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

Stress Testing
On October 9, 2012, the FDIC and the FRB issued final rules requiring certain large insured depository institutions and bank holding companies to conduct annual capital-adequacy stress tests. Recognizing that banks and their parent holding companies may have different primary federal regulators, the FDIC and FRB have attempted to ensure that the standards of the final rules are consistent and comparable in the areas of scope of application, scenarios, data collection, reporting, and disclosure. To implement section 165(i) of the Dodd-Frank Act, the rules would apply to FDIC-insured state non-member banks and bank holding companies with total consolidated assets of more than $10 billion (“covered institutions”), with stress testing results for $10 billion to $50 billion covered institutions first implemented with the 2014 stress test for disclosure by June 30, 2015. Since completion of the HVB Merger, the Bank’s total assets now exceed $10 billion, and upon the filing of the December 31, 2015 Call Report, the Bank’s average assets for the prior four quarters were in excess of $10 billion subjecting the Bank and us to stress testing effective January 1, 2017. The final rules define a stress test as a process to assess the potential impact of economic and financial scenarios on the consolidated earnings, losses and capital of the covered institution over a set planning horizon, taking into account the current condition of the covered institution and its risks, exposures, strategies and activities.

Under the rules, each covered institution with between $10 billion and $50 billion in assets is required to conduct annual stress tests using the bank’s and the bank holding company’s financial data as of December 31 of that year to assess the potential impact of different scenarios on the consolidated earnings and capital of that bank and its holding company and certain related items over a nine-quarter forward-looking planning horizon, taking into account all relevant exposures and activities. As a result, the Bank and Company’s first required annual stress test will occur for 2017, using its financial data as of December 31, 2016. On or before July 31 of the following year, each covered institution, including the Bank and us, are required to report to the FDIC and the FRB, respectively, in the manner and form prescribed in the rules, the results of the stress tests conducted by the covered institution during the immediately preceding year. Based on the information provided by a covered institution in the required reports to the FDIC and the FRB, as well as other relevant information, the FDIC and FRB conduct an analysis of the quality of the covered institution's stress test processes and related results. Consistent with the requirements of the Dodd-Frank Act, the rule requires each covered institution to publish a summary of the results of its annual stress tests within 90 days of the required date for submitting its stress test report to the FDIC and the FRB.

Volcker Rule
The Dodd-Frank Act amended the BHC Act to require the federal bank regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds), commonly referred to as the “Volcker Rule.” The Volcker Rule also requires covered banking entities, including us and the Bank, to implement certain compliance programs, and the complexity and rigor of such programs is determined based on the asset size and complexity of the business of the covered company. Due to the completion of the HVB Merger, we are subject to heightened compliance requirements as a covered banking entity with over $10 billion in assets. We continue to evaluate the impact of the Volcker Rule and our related policies, procedures and compliance with it, and whether it will require the Bank to divest any securities in its portfolio as a result of the Volcker Rule. The Bank may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule.
Durbin Amendment
The Dodd-Frank Act included provisions which restrict interchange fees to those which are “reasonable and proportionate” for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. This statutory provision is known as the “Durbin Amendment.” The Federal Reserve issued final rules implementing the Durbin Amendment on June 29, 2011. In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, only apply to debit card issuers with $10 billion or more in total consolidated assets, which includes the Bank since the completion of the HVB Merger. Accordingly, under the Durbin Amendment, since the Bank held more than $10 billion in assets as of December 31, 2015, the Bank must begin to comply with such interchange fee restrictions no later than July 1, 2016.
Transactions with Affiliates
Transactions between the Bank and its affiliates are regulated by the FRB under sections 23A and 23B of the Federal Reserve Act and related FRB regulations. These regulations limit the types and amounts of covered transactions engaged in by the Bank and generally require those transactions to be on an arm's-length basis. The term “affiliate” is defined to mean any company that controls or is under common control with the Bank and includes us and our non-bank subsidiaries. “Covered transactions” include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In general, these regulations require that any such transaction by the Bank (or its subsidiaries) with an affiliate must be secured by designated amounts of specified collateral and must be limited to certain thresholds on an individual and aggregate basis.
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
Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York (“FHLBNY”), the Bank is required to acquire and hold shares of capital stock of the FHLBNY in an amount at least equal to the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For the Bank, the membership stock purchase requirement is 0.15% of mortgage-related assets, as defined by the FHLBNY, which consists principally of residential mortgage loans and mortgage-backed securities, held by the Bank. The activity-based stock purchase requirement is equal to the sum of: (1) a specified percentage ranging from 4.0% to 5.0%, which for the Bank at December 31, 2015 was 4.5%, of outstanding borrowings from the FHLBNY; (2) a specified percentage ranging from 4.0% to 5.0%, which for the Bank is inapplicable, of the outstanding principal balance of Acquired Member Assets, as defined by the FHLBNY, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which for the Bank is inapplicable; and (4) a specified percentage ranging from 0% to 5%, which for the Bank is inapplicable, of the carrying value on the FHLBNY’s balance sheet of derivative contracts between the FHLBNY and the Bank. The FHLBNY can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLBNY capital plan. As of December 31, 2015, the Bank was in compliance with the minimum stock ownership requirement.
Federal Reserve System
FRB regulations require depository institutions to maintain cash reserves against their transaction accounts (primarily interest bearing demand deposit accounts and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $13.3 million and $89.0 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $89.0 million. The first $13.3 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. The Bank is in compliance with the foregoing requirements.
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
Many of the foregoing laws and regulations are subject to change resulting from the provisions in the Dodd-Frank Act, which in many cases calls for revisions to implementing regulations. In addition, oversight responsibilities of these and other consumer protection laws and regulations will, in large measure, transfer from the Bank’s primary regulators to the CFPB, which will have supervisory authority over the Bank as the Bank’s assets exceed $10 billion after the completion of the HVB Merger. We cannot predict the effect that being regulated by the CFPB, or any new or revised regulations that may result from its establishment, will have on our businesses.

Consumer Financial Protection Bureau
Created under the Dodd-Frank Act, and given extensive implementation and enforcement powers over all banks with over $10 billion in assets, which the Bank has reached with the HVB Merger, the CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks including, among other things, the authority to prohibit “unfair, deceptive, or abusive” acts and practices. Abusive acts or practices are defined as those that (1) materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service, or (2) take unreasonable advantage of a consumer’s (a) lack of financial savvy, (b) inability to protect himself in the selection or use of consumer financial products or services, or (c) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB has the authority to investigate possible violations of federal consumer financial law, hold hearings and commence civil litigation. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or an injunction.

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
The Dodd-Frank Act broadens the base for FDIC insurance assessments. The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the DIF at a specific level. In addition, the Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits and the FDIC must seek to achieve the 1.35% ratio by September 30, 2020. The FDIC has issued regulations to implement these provisions of the Dodd-Frank Act. It has, in addition, established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute, although there is no implementation deadline for the 2% ratio. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level. The Bank's FDIC insurance premiums increased substantially beginning in 2009, and we continue to expect to pay high premiums in the future. Any increase in our FDIC premiums could have a materially adverse effect on the Bank's financial condition, results of operations and its ability to pay dividends.
Additionally, on December 10, 2013, five financial regulatory agencies, including the Bank's primary federal regulator, the OCC, adopted final rules implementing a provision of the Dodd-Frank Act, commonly referred to as the Volcker Rule. The Volcker Rule prohibits banking entities from, among other things, engaging in short-term proprietary trading of securities, derivatives, commodity futures and options on these instruments for their own account; or owning, sponsoring, or having certain relationships with "covered funds," including hedge funds or private equity funds. The Volcker Rule also requires covered banking entities, including us and the Bank, to implement certain compliance programs, policies and procedures. The complexity and rigor of such programs is determined based on the asset size and complexity of the business of the covered company. We continue to evaluate the Volcker Rule and our related policies, procedures and compliance with it. If we are required to divest any securities in our portfolio, hire additional compliance or other personnel, design and implement additional internal controls or incur other significant expenses as a result of the Volcker Rule, it could result in impairments that could materially adversely affect on our business, financial condition, results of operations and our ability to pay dividends or repurchase shares.
The Dodd-Frank Act also significantly impacts the various consumer protection laws, rules and regulations applicable to financial institutions. First, it rolls back the federal preemption of state consumer protection laws that was enjoyed by national banks by (1) requiring that a state consumer financial law prevent or significantly interfere with the exercise of a national bank's powers before it can be preempted, (2) mandating that any preemption decision be made on a case by case basis rather than a blanket rule, and (3) ending the applicability of preemption to subsidiaries and affiliates of national banks. As a result, we may now be subject to state consumer protection laws in each state where we do business, and those laws may be interpreted and enforced differently in each state. In addition, the Dodd-Frank Act created the CFPB, which has assumed responsibility for supervising financial institutions which have assets of $10 billion or more for their compliance with the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Savings Act, among others (institutions which have assets of $10 billion or less will continue to be supervised in this area by their primary federal regulators). Due to the completion of the HVB Merger, the Bank’s total assets now exceed $10 billion, thus making it subject to the CFPB’s supervision. Therefore, in addition to a variety of new consumer protection laws, rules and regulations that we may be subject to, the Bank is also be subject to a new agency with evolving regulations and practices.
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
We and our subsidiaries are subject to extensive supervision and regulation. We are supervised and regulated by the Federal Reserve and the Bank is supervised and regulated by the OCC. The application of laws, rules and regulations may vary as administered by the Federal Reserve and the OCC. In addition, we are subject to consolidated capital requirements and must serve as a source of strength to the Bank.
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

Our failure to comply with applicable laws, rules and regulations could result in a range of sanctions, legal proceedings and enforcement actions, including the imposition of civil monetary penalties, formal agreements and cease and desist orders. In addition, the OCC and the FDIC have specific authority to take “prompt corrective action”, depending on our capital levels. For example, currently, we are considered “well-capitalized” for prompt corrective action purposes. If we are designated by the OCC as “adequately capitalized”, we would become subject to additional restrictions and limitations, such as the Bank’s ability to take brokered deposits becoming limited. If we were to be designated by the OCC in one of the lower capital levels (such as “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”) we would be required to raise additional capital and also would be subject to progressively more severe restrictions on our operations, management and capital distributions; replacement of senior executive officers and directors; and, if we became “critically undercapitalized”, to the appointment of a conservator or receiver.
In addition, and as mentioned above in “Risk Factors - Recent legislative and regulatory initiatives to support the financial services industry have been coupled with numerous restrictions and requirements that could detrimentally affect our business”, the Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve's enhanced prudential oversight requirements and annual stress testing requirements. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities. Further, we may incur compliance-related costs and our regulators may also consider our level of compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters.
New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.
In 2013, the Federal Reserve, the FDIC and the OCC adopted final rules for the Basel III capital framework. These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time, having begun in 2015 and becoming fully effective in 2019. The rules apply to us as well as to the Bank. Beginning in 2015, our minimum capital requirements became (i) a common Tier 1 equity ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus Additional Tier 1 capital) of 6% and (iii) a total capital ratio of 8% (the current requirement). Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.
General economic conditions in our market area could adversely affect us.
We are affected by the general economic conditions in the local markets in which we operate. When the recession began in 2008, the market experienced a significant downturn in which we saw falling home prices, rising foreclosures and an increased level of commercial and consumer delinquencies. Although economic conditions have improved, many businesses and individuals are still experiencing difficulty as a result of the economic downturn and protracted recovery. If economic conditions do not continue to improve, we could experience further adverse consequences, including a decline in demand for our products and services and an increase in problem assets, foreclosures and loan losses. Future economic conditions in our market will depend on factors outside of our control such as political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government, monetary and fiscal policies and inflation, any of which could negatively affect our performance and financial condition.
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
The Company accounts for goodwill and other intangible assets in accordance with GAAP (as defined below), which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level using the two step approach. Testing for impairment of goodwill and intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of December 31, 2015, the fair value of Sterling Bancorp shares exceeds the recorded book value. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.
Commercial real estate, commercial & industrial and ADC loans expose us to increased risk and earnings volatility.
We consider our commercial real estate loans, commercial & industrial loans and ADC loans to be higher risk categories in our loan portfolio. These loans are particularly sensitive to economic conditions. At December 31, 2015, our portfolio of commercial real estate loans, including multi-family loans, totaled $3.5 billion, or 44.9% of total loans, our portfolio of commercial & industrial loans (including payroll finance, warehouse lending, factored receivables and equipment finance) totaled $3.1 billion, or 39.8% of total loans, and our portfolio of ADC loans totaled $186.4 million, or 2.4% of total loans. We plan to continue to emphasize the origination of these types of loans, other than ADC loans. We originate ADC loans to selected builders in our market area. Since 2011, we deemphasized this lending activity and we currently originate construction loans to well qualified borrowers.
Commercial real estate loans generally involve a higher degree of credit risk than residential loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend on the successful operation and management of the businesses which hold the loans, repayment of such loans may be affected by factors outside the borrower's control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In the case of commercial & industrial loans, although we strive to maintain high credit standards and limit exposure to any one borrower, the collateral for these loans often consists of accounts receivable, inventory and equipment. This type of collateral typically does not yield substantial recovery in the event we need to foreclose on it and may rapidly deteriorate, disappear, or be misdirected in advance of foreclosure. This adds to the potential that our charge-offs will be more volatile than we have experienced in the past, which could significantly negatively affect our earnings in any quarter. In addition, some of our ADC loans pose higher risk levels than the levels expected at origination, as projects may stall or sell at prices lower than expected. We continue to seek pay downs on loans with or without sales activity. While this portfolio may cause us to incur additional bad debt expense even if losses are not realized, such ADC loans only comprise 2.4% of our loan portfolio.
In addition, many of our borrowers also have more than one commercial real estate, commercial business or ADC loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to significantly greater risk of loss.
Our continuing concentration of loans in our primary market area may increase our risk.
Our success depends primarily on the general economic conditions in the counties in which we conduct most of our business. Most of our loans and deposits are generated from customers primarily in the New York City metropolitan region, which includes Manhattan, the boroughs and Long Island, and in Rockland, Westchester and Orange Counties in New York. We also have a presence in Ulster, Sullivan and Putnam Counties in New York and in Bergen County, New Jersey, as well as other counties in northern New Jersey. Our expansion into New York City and continued growth in Westchester County and Bergen County has helped us diversify our geographic concentration with respect to our lending activities. Deterioration in economic conditions in our market area would adversely affect our results of operations and financial condition.
Changes in market interest rates could adversely affect our financial condition and results of operations.
Our financial condition and results of operations are significantly affected by changes in market interest rates. Our results of operations substantially depend on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. In recent years, our balance sheet has become more asset sensitive because our assets mature or re-price at a faster pace than our liabilities. Despite that the Federal Reserve recently raised its benchmark rate 25 basis points, if interest rates were to continue at existing levels or decline, net interest income would be adversely affected as asset yields would be expected to decline at faster rates than deposit or borrowing costs. A decline in net interest income may also occur, offsetting a portion or all gains in net interest income from assets re-pricing and increases in volume, if competitive market pressures limit our ability to maintain or lag deposit costs. Wholesale funding costs may also increase at a faster pace than asset re-pricing. As of December 31, 2015, we have $200.0 million in structured advances with the FHLB at an average cost of 4.23%. If interest rates were to approach or exceed this level, the FHLB may call those borrowings and offer replacement borrowings at current market rates which would be higher.
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
Changes in interest rates also affect the value of our interest earning assets and in particular our securities portfolio. Generally, the value of our securities fluctuates inversely with changes in interest rates. At December 31, 2015, our available for sale securities portfolio totaled $1.9 billion. Decreases in the fair value of securities available for sale could have an adverse effect on stockholders’ equity.

Our ability to pay dividends is subject to regulatory limitations and other limitations which may affect our ability to pay dividends to our stockholders or to repurchase our common stock.
We are a separate legal entity from our subsidiary, the Bank, and we do not have significant operations of our own. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the Bank's regulators could assert that payment of dividends or other payments may result in an unsafe or unsound practice. In addition, under the Dodd-Frank Act, we are subjected to consolidated capital requirements and must serve as a source of strength to the Bank. If the Bank is unable to pay dividends to us or we are required to retain capital or contribute capital to the Bank, we may not be able to pay dividends on our common stock or to repurchase shares of common stock.
A breach of information security could negatively affect our earnings.
Increasingly, we depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the Internet from both internal sources and external, third-party vendors. While to date we have not been subject to material cyber-attacks or other cyber incidents, we cannot guarantee all our systems are free from vulnerability to attack, despite safeguards we and our vendors have instituted. In addition, disruptions to our vendors' systems may arise from events that are wholly or partially beyond our and our vendors' control (including, for example, computer viruses or electrical or telecommunications outages). If information security is breached, despite the controls we and our third-party vendors have instituted, information can be lost or misappropriated, resulting in financial losses or costs to us or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would adversely affect our earnings. In addition, our reputation could be damaged which could result in loss of customers, greater difficulty in attracting new customers, or an adverse effect on the value of our common stock.
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
The Board has no current intention to sell control of Sterling Bancorp. Provisions of our certificate of incorporation and bylaws, federal regulations, Delaware law and various other factors may make it more difficult for companies or persons to acquire control of us without the consent of our Board. A shareholder may want a takeover attempt to succeed because, for example, a potential acquirer could offer a premium over the then prevailing market price of our common stock. The factors that may discourage takeover attempts or make them more difficult include:
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
We have entered into employment agreements with executive officers, which require payments to be made to them in the event their employment is terminated following a change in control of us or the Bank. We have issued stock grants and stock options in accordance with the 2004 Provident Bancorp Inc. Stock Incentive Plan, the Sterling Bancorp 2014 Stock Incentive Plan and the Sterling Bancorp 2015 Omnibus Equity and Incentive Plan. In the event of a change in control, the vesting of stock and option grants would accelerate. In 2006, we adopted the Provident Bank & Affiliates Transition Benefit Plan. The plan calls for severance payments ranging from 12 weeks to one year for employees not covered by separate agreements if they are terminated in connection with a change in control of us.

Our ability to make opportunistic acquisitions is subject to significant risks, including the risk that regulators will not provide the requisite approvals.
We may make opportunistic whole or partial acquisitions of other banks, branches, financial institutions, or related businesses from time to time that we expect may further our business strategy, including through participation in FDIC-assisted acquisitions or assumption of deposits from troubled institutions. Any possible acquisition will be subject to regulatory approval, and there can be no assurance that we will be able to obtain such approval in a timely manner or at all. Even if we obtain regulatory approval, these acquisitions could involve numerous risks, including lower than expected performance or higher than expected costs, difficulties related to integration, difficulties and costs associated with consolidation and streamlining inefficiencies, diversion of management's attention from other business activities, changes in relationships with customers, and the potential loss of key employees. In addition, we may not be successful in identifying acquisition candidates, integrating acquired institutions, or preventing deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions can be highly competitive, and we may not be able to acquire other institutions on attractive terms. There can be no assurance that we will be successful in completing or will even pursue future acquisitions, or if such transactions are completed, that we will be successful in integrating acquired businesses into operations. Our ability to grow may be limited if we choose not to pursue or are unable to successfully make acquisitions in the future.
Moreover, although we have successfully integrated business acquisitions in recent years, difficulty or failure in successfully integrating, subsequent to the completion of, any future acquisitions could delay or prevent the anticipated benefits of such acquisitions from being realized fully or at all. In addition, acquisitions typically involve the payment of a premium over book and trading value and thus may result in the dilution of our book value per share.
Our results of operations, financial condition or liquidity may be adversely impacted by issues arising from certain industry deficiencies in foreclosure practices, including delays and challenges in the foreclosure process.
Over the past few years, foreclosure time lines have increased due to, among other reasons, delays associated with the significant increase in the number of foreclosure cases as a result of the economic downturn, federal and state legal and regulatory actions, including additional consumer protection initiatives related to the foreclosure process and voluntary and, in some cases, mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure. Residential mortgages in particular may present us with foreclosure process issues. Residential mortgages, for example, are 9.1% of our total loan portfolio at December 31, 2015, but constitute 29.9% of our non-accrual loans on the same date. Collateral for many of our residential loans is located within the States of New York and New Jersey, where there may continue to be foreclosure process and timeline issues. Further increases in the foreclosure time-line may have an adverse effect on collateral values and our ability to minimize our losses.
We depend on its executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services.
We believe that our continued growth and future success will depend in large part on the skills of our management team and our ability to motivate and retain these individuals and other key personnel. In particular, we rely on the leadership of our Chief Executive Officer, Jack Kopnisky. The loss of service of Mr. Kopnisky or one or more of our other executive officers or key personnel could reduce our ability to successfully implement our long-term business strategy, our business could suffer and the value of our common stock could be materially adversely affected. Leadership changes will occur from time to time and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. We believe our management team possesses valuable knowledge about the banking industry and our markets and that their knowledge and relationships would be very difficult to replicate. Although the Chief Executive Officer, Chief Financial Officer and other executive officers have entered into employment agreements with us, it is possible that they may not complete the term of their employment agreements or renew them upon expiration. Our success also depends on the experience of our financial center managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key personnel could negatively impact our banking operations. The loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results.

ITEM 1B.	Unresolved Staff Comments

Not Applicable.
Item 2. Properties

We maintain our executive offices, commercial banking division and wealth management and back office operations departments at a leased facility located at 400 Rella Boulevard, Montebello, New York consisting of 67,156 square feet. At December 31, 2015, we conducted our business through 52 full-service retail and commercial financial centers which serve the New York Metro Market and the New York Suburban Market. Of these financial centers, 16 are located in Westchester County, New York, 12 in New York City, New York, 11 in Rockland County, New York, seven in Orange County, New York and two in Long Island, New York. We also operate one office in each of Ulster, Sullivan, and Putnam Counties in New York and one office in Bergen County, New Jersey. Additionally, 18 of our financial centers are owned and 34 are leased.

In addition to our financial center network and corporate headquarters, we lease five additional properties which are used for general corporate purposes and are located in Putnam, Orange, Rockland, Sullivan and Ulster counties. See Note 6. “Premises and Equipment, Net” in the notes to consolidated financial statements for further detail on our premises and equipment.

Item 3. Legal Proceedings
Note 18. “Commitments and Contingencies - Litigation” in the notes to consolidated financial statements contained in Item 8. “Financial Statements and Supplementary Data” is incorporated herein by reference. We do not anticipate that the aggregate liability arising out of litigation pending against us and our subsidiaries will be material to our consolidated financial statements.

ITEM 4.	Mine Safety Disclosures
Not Applicable.

PART II
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends
The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “STL”. The following table sets forth the high and low intra-day sales prices per share of our common stock and the cash dividends declared per share for the past two calendar years. For a discussion of when the dividends were paid, see “Liquidity and Capital Resources - Capital” and “Liquidity and Capital Resources - Dividends” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Quarter ended	High	Low	Cash dividends declared
December 31, 2015	$17.75	$14.24	$0.07
September 30, 2015	15.26	13.20	0.07
June 30, 2015	15.04	12.82	0.07
March 31, 2015	14.40	13.00	0.07
December 31, 2014	14.62	12.46	0.07
September 30, 2014	13.34	11.60	0.07
June 30, 2014	13.00	10.84	0.07
March 31, 2014	13.34	11.73	0.07

As of December 31, 2015, there were 130,006,926 shares of our common stock outstanding held by 5,659 holders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms). The closing price per share of common stock on December 31, 2015, the last trading day of our fiscal year, was $16.22.
The Board is committed to continuing to pay regular cash dividends; however, there can be no assurance as to future dividends because they are dependent upon our future earnings, capital requirements and financial condition.
See the section captioned “Supervision and Regulation” included in Item 1. “Business”, the section captioned “Liquidity and Capital Resources” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16. “Stockholders’ Equity” in the notes to consolidated financial statements all of which are included elsewhere in this report, for additional information regarding our common stock and our ability to pay dividends.

Performance Graph
Set forth below is a stock performance graph comparing the cumulative total shareholder return on Sterling Bancorp common stock with (a) the cumulative total return on the S&P 500 Composite Index; and (b) the SNL Mid-Atlantic Bank Index, measured as of the last trading day of each year shown. The graph assumes an investment of $100 on September 30, 2010 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future stock performance.

Performance at	September 30,					December 31,
Index	2010	2011	2012	2013	2014	2014	2015
Sterling Bancorp	100.00	71.29	118.82	141.03	169.55	191.59	220.37
S&P 500 Index	100.00	101.14	131.69	157.16	188.18	197.46	200.19
SNL Mid-Atlantic Bank Index	100.00	78.94	105.08	141.19	161.89	170.57	176.97
This stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Sterling Bancorp specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Issuer Purchases of Equity Securities
The following table reports information regarding purchases of our common stock during the fourth quarter of 2015 and the stock repurchase plan approved by the Board:

	Total Number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
Period (2015)
October 1 — October 31	—	$—	—	776,713
November 1 — November 30	—	—	—	776,713
December 1 — December 31	—	—	—	776,713
Total	—	$—	—

[1]	The Company announced its fifth repurchase program on December 17, 2009 authorizing the repurchase of 2,000,000 shares of which 776,713 remain available for repurchase.

ITEM 6.	Selected Financial Data

The following summary data is based in part on the consolidated financial statements and accompanying notes, and other schedules appearing elsewhere in this annual report on Form 10-K. The information at for: (i) the calendar year ended December 31, 2015; (ii) three months ended December 31, 2014; (iii) the three months ended December 31, 2013; (iv) the fiscal year ended September 30, 2014; and the fiscal year ended September 30, 2013 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of Sterling Bancorp that appear in this annual report on Form 10-K. The information at September 30, 2014, 2013, 2012 and 2011 and the fiscal years then ended is derived in part from audited financial statements that do not appear in this annual report on Form 10-K. The accompanying selected financial data as of December 31, 2013 and for the three months then ended is unaudited. The unaudited information, in the opinion of management, includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position and results of its operations.
For additional information regarding the significant changes in the financial data presented below, see the discussion of the Provident Merger and the HVB Merger in Item 1. “Business”, in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2. “Acquisitions” in the notes to consolidated financial statements. Additional information is provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes.
Dollar amounts in tables are stated in thousands, except for share and per share amounts.

	At or for the year ended December 31,	At or for the three months ended December 31,		At or for the fiscal year ended September 30,
	2015	2014	2013	2014	2013	2012	2011
Selected financial condition data:
Period end:
Total assets	$11,955,952	$7,424,822	$6,667,437	$7,337,387	$4,049,172	$4,022,982	$3,137,402
Portfolio loans, net (4)	7,809,215	4,773,267	4,096,529	4,719,826	2,384,021	2,091,190	1,675,882
Securities available for sale	1,921,032	1,140,846	1,153,313	1,110,813	954,393	1,010,872	739,844
Securities held to maturity	722,791	572,337	486,902	579,075	253,999	142,376	110,040
Deposits	8,580,007	5,212,325	4,920,564	5,298,654	2,962,294	3,111,151	2,296,695
Borrowings	1,525,344	1,111,553	696,270	939,069	560,986	345,176	323,522
Stockholders’ equity	1,665,073	975,200	925,109	961,138	482,866	491,122	431,134
Average:
Total assets	$9,604,256	$7,340,332	$6,013,816	$6,757,094	$3,815,609	$3,195,299	$2,949,251
Loans, net	6,261,470	4,756,015	3,516,129	4,120,749	2,216,871	1,806,136	1,665,360
Securities available for sale	1,542,008	1,144,077	1,138,504	1,175,618	950,628	801,792	880,624
Securities held to maturity	614,048	577,044	456,260	517,270	172,642	165,722	28,787
Deposits	7,139,336	5,342,787	4,352,218	4,921,930	2,856,640	2,366,263	2,082,727
Borrowings	987,522	902,299	709,126	814,409	446,916	356,296	422,816
Stockholders’ equity	1,360,859	973,089	780,241	906,134	489,412	447,065	427,290
Selected operating data:
Total interest income	$348,141	$68,087	$52,711	$246,906	$132,061	$115,037	$112,614
Total interest expense	36,925	7,850	6,835	28,918	19,894	18,573	21,324
Net interest income	311,216	60,237	45,876	217,988	112,167	96,464	91,290
Provision for loan losses	15,700	3,000	3,000	19,100	12,150	10,612	16,584
Net interest income after provision for loan losses	295,516	57,237	42,876	198,888	100,017	85,852	74,706
Total non-interest income	62,751	13,957	9,148	47,370	27,692	32,152	29,951
Total non-interest expense	260,318	45,814	72,974	208,428	91,041	91,957	90,111
Income (loss) before income tax expense (benefit)	97,949	25,380	(20,950)	37,830	36,668	26,047	14,546
Income tax expense (benefit)	31,835	8,376	(6,948)	10,152	11,414	6,159	2,807
Net income (loss)	$66,114	$17,004	$(14,002)	$27,678	$25,254	$19,888	$11,739
Per share data:
Basic earnings (loss) per share	$0.60	$0.20	$(0.20)	$0.34	$0.58	$0.52	$0.31
Diluted earnings (loss) per share	0.60	0.20	(0.20)	0.34	0.58	0.52	0.31
Dividends declared per share	0.28	0.07	—	0.21	0.30	0.24	0.24
Dividend payout ratio	46.7%	35.0%	NA	61.8%	51.7%	45.2%	77.4%
Book value per share	$12.81	$11.62	$11.02	$11.49	$10.89	$11.12	$11.39
Common shares outstanding:
Weighted average shares basic	109,907,645	83,831,380	70,493,305	80,268,970	43,734,425	38,227,653	37,452,596
Weighted average shares diluted	110,329,353	84,194,916	70,493,305	80,534,043	43,783,053	38,248,046	37,453,542
_________________________
See legend on the following page.

	At or for the year ended December 31,	At or for the three months ended December 31,		At or for the fiscal year ended September 30,
	2015	2014	2013	2014	2013	2012	2011
Performance ratios:
Return on average assets	0.69%	0.92%	(0.92)%	0.41%	0.63%	0.62%	0.40%
Return on average equity	4.9	6.9	(7.1)	3.1	5.2	4.5	2.8
Net interest margin (1)	3.67	3.70	3.58	3.74	3.37	3.51	3.65
Core operating efficiency ratio(2)	50.8	54.0	65.4	59.4	63.7	69.7	72.1
Capital ratios (Company):(3)
Equity to total assets at end of period	13.93%	13.13%	13.85%	13.10%	11.90%	12.21%	13.74%
Average equity to average assets	14.17	13.26	13.00	13.41	12.82	13.99	14.49
Tier 1 leverage ratio	9.03	8.21	9.44	8.12	—	—	—
Tier 1 risk-based capital ratio	10.74	10.43	11.01	10.33	—	—	—
Total risk-based capital ratio	11.29	11.22	11.66	11.10	—	—	—
Regulatory capital ratios (Bank):
Tier 1 leverage ratio	9.65%	9.39%	10.58%	9.34%	9.33%	7.56%	8.14%
Tier 1 risk-based capital ratio	11.45	12.00	12.48	11.94	13.18	12.16	11.85
Total risk-based capital ratio	12.00	12.79	13.13	12.71	14.24	13.36	13.03
Asset quality data and ratios:
Allowance for loan losses	$50,145	$42,374	$30,612	$40,612	$28,877	$28,282	$27,917
Non-performing loans (“NPLs”)	66,411	46,642	38,442	50,963	26,906	39,814	40,567
Non-performing assets (“NPAs”)	81,025	52,509	50,193	58,543	32,928	46,217	45,958
Net charge-offs	7,929	1,238	1,265	7,365	11,555	10,247	19,510
NPAs to total assets	0.68%	0.71%	0.75%	0.80%	0.81%	1.15%	1.46%
NPLs to total loans (4)	0.84	0.97	0.93	1.07	1.12	1.88	2.38
Allowance for loan losses to non-performing loans	76	91	80	80	107	71	69
Allowance for loan losses to total loans (4)	0.64	0.88	0.74	0.85	1.20	1.47	1.64
Net charge-offs to average loans	0.13	0.10	0.14	0.24	0.52	0.56	1.17
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

(2)	The core operating efficiency ratio is a non-GAAP measure and is reconciled on page 26.

(3)
Prior to the Provident Merger, we were a unitary savings and loan holding company and as a result was not required to maintain or report regulatory capital ratios. We became a bank holding company in connection with the Provident Merger and have maintained and reported regulatory capital ratios since December 31, 2013.

(4)	Excludes loans held for sale.

We incurred a net loss in the three month period ended December 31, 2013 due mainly to charges and asset write-downs associated with the Provident Merger. We incurred charges of $22.2 million for asset write-downs, retention and severance compensation, a write-off of the naming rights to remaining book value of the Provident Bank Ballpark, all of which were included in other non-interest income on the statement of operations. The charge for asset write-downs was based mainly on our intent to consolidate several office locations and financial centers. We recognized $9.1 million of merger-related expenses, which included professional advisory fees, legal fees, a portion of change-in-control payments to Legacy Sterling executive officers, costs associated with changing signage at various office and financial center locations and other Merger-related items. In addition, we incurred a $2.7 million charge for the settlement of a portion of the Legacy Provident pension plan in December 2013.

Non-GAAP Financial Measures
The following tables present non-GAAP financial measures. These measures are used by management and the Board on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance and to assess our performance compared to our budgets and strategic plans. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors and others information that we use to manage the business each period. Because not all companies use identical calculations, the presentation of the non-GAAP financial measures may not be comparable to other similarly titled measures used by other companies. However, we believe the non-GAAP information shown below provides useful information to investors to assess our core operating performance. The following non-GAAP financial measures reconcile core net income and core earnings per share to our GAAP results and the core operating efficiency ratio to the unadjusted operating efficiency ratio (non-interest expense divided by total net revenue).

	Year ended December 31,	Three months ended December 31,		Fiscal year ended September 30,
	2015	2014	2013	2014	2013	2012	2011
Net interest income	$311,216	$60,237	$45,876	$217,988	$112,167	$96,464	$91,290
Non-interest income	62,751	13,957	9,148	47,370	27,692	32,152	29,951
Total net revenue	373,967	74,194	55,024	265,358	139,859	128,616	121,241
Tax equivalent adjustment on securities interest income	6,503	1,546	1,164	5,628	3,060	3,498	4,007
Net (gain) loss on sale of securities	(4,837)	43	645	(641)	(7,391)	(10,452)	(10,011)
Other than temporary loss on securities	—	—	—	—	32	47	278
Other (other gains and fair value loss on interest rate caps)	—	—	(93)	(93)	77	(12)	197
Core total revenue	375,633	75,783	56,740	270,252	135,637	121,697	115,712
Non-interest expense	260,318	45,814	72,974	208,428	91,041	91,957	90,111
Merger-related expense	(17,079)	(502)	(9,068)	(9,455)	(2,772)	(5,925)	(255)
Charge for asset write-downs, banking systems conversion, retention and severance	(29,046)	(2,493)	(22,167)	(26,591)	(564)	—	(3,201)
Gain on sale of financial center and redemption of TRUPs	—	—	—	1,637	—	—	—
Charge on benefit plan settlement	(13,384)	—	(2,743)	(4,095)	—	—	(1,772)
Amortization of intangible assets	(10,043)	(1,873)	(1,875)	(9,408)	(1,296)	(1,245)	(1,426)
Core non-interest expense	$190,766	$40,946	$37,121	$160,517	$86,409	$84,787	$83,457
Core operating efficiency ratio	50.8%	54.0%	65.4%	59.4%	63.7%	69.7%	72.1%
Unadjusted operating efficiency ratio	69.6%	61.7%	132.6%	78.5%	65.1%	71.5%	74.3%

The unadjusted operating efficiency ratio is the ratio of non-interest expense to total net revenue. The core operating efficiency ratio is the ratio of core non-interest expense to core total revenue.

	Year ended December 31,	Three months ended December 31,		Fiscal year ended September 30,
	2015	2014	2013	2014	2013	2012	2011
Income (loss) before income tax expense	$97,949	$25,380	$(20,950)	$37,830	$36,668	$26,047	$14,546
Income tax expense (benefit)	31,835	8,376	(6,948)	10,152	11,414	6,159	2,807
Net income (loss)	66,114	17,004	(14,002)	27,678	25,254	19,888	11,739
Net (gain) loss on sale of securities	(4,837)	43	645	(641)	(7,391)	(10,452)	(10,011)
Gain on sale of financial center and redemption of TRUPs	—	—	—	(1,637)	—	—	—
Merger-related expense	17,079	502	9,068	9,455	2,772	5,925	255
Charge for asset write-downs, banking systems conversion, retention and severance	29,046	2,493	22,167	26,591	564	—	3,201
Charge on benefit plan settlement	13,384	—	2,743	4,095	—	—	1,772
Amortization of non-compete agreements	3,526	859	998	5,489	—	—	—
Total charges (gains)	58,198	3,897	35,621	43,352	(4,055)	(4,527)	(4,783)
Income tax (benefit) expense	(18,914)	(1,286)	(11,814)	(13,188)	1,245	1,070	923
Total non-core charges (gains) net of taxes	39,284	2,611	23,807	30,164	(2,810)	(3,457)	(3,860)
Core net income	$105,398	$19,615	$9,805	$57,842	$22,444	$16,431	$7,879
Weighted average diluted shares	110,329,353	84,194,916	70,493,305	80,534,043	43,783,053	38,248,046	37,453,542
Core diluted EPS (excluding total charges)	0.96	0.23	0.14	0.72	0.51	0.43	0.21
Diluted EPS as reported	$0.60	$0.20	$(0.20)	$0.34	$0.58	$0.52	$0.31

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in forward-looking statements:

•
our ability to successfully implement growth, reduce expenses and other strategic initiatives and to integrate and fully realize cost savings and other benefits we estimate in connection with acquisitions;

•	a deterioration in general economic conditions, either nationally, internationally, or in our market areas, including extended declines in the real estate market and constrained financial markets;

•	the possibility that the benefits anticipated from the HVB Merger will not be fully realized;

•
as a result of the HVB Merger, the Bank’s total assets exceed $10 billion, which makes the Bank subject to regulatory oversight by the Consumer Financial Protection Bureau and the Bank will also become subject to provisions of the Durbin Amendment, which will impact the Bank’s debit card interchange fees;

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

•	our use of estimates in determining the fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuation;

•	changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;

•	our ability to capitalize on our substantial investments in our information technology and operational infrastructure and systems;

•	changes in other economic, competitive, governmental, regulatory, and technological factors affecting our markets, operations, pricing, products, services and fees; and

•	our success at managing the risks involved in the foregoing and managing our business.

Additional factors that may affect our results are discussed in this annual Report on Form 10-K under “Item 1A, Risk Factors” and elsewhere in this Report or in other filings with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. You should read such statements carefully.

Critical Accounting Policies
Our accounting and reporting policies are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the banking industry. Accounting policies considered critical to our financial results include the allowance for loan losses, accounting for business combinations, accounting for goodwill, trade names and other intangible assets, accounting for deferred income taxes and the recognition of interest income. For additional information on our significant accounting policies see Note 1. “Basis of FInancial Statement Presentation and Summary of Significant Accounting Policies” in the notes to consolidated financial statements.
Allowance for Loan Losses. The methodology for determining the allowance for loan losses is considered by us to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. We evaluate our loans at least quarterly, including a review of their risk components and their carrying value, and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, our regulatory agencies periodically review the allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.
See Note 1. “Basis of Financial Statement Presentation and Summary of Significant Accounting Policies” in the notes to consolidated financial statements for a discussion of the risk components. We consistently review the risk components to identify any changes in trends.
Business Combinations. We account for business combinations under the purchase method of accounting. The application of this method of accounting requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are amortized, accreted or depreciated from those that are recorded as goodwill. Our estimates of the fair values of assets acquired and liabilities assumed are based upon assumptions that we believe to be reasonable, and whenever necessary, include assistance from independent third-party appraisal and valuation firms.
Goodwill, Trade Names and Other Intangible Assets. We account for goodwill, trade names and other intangible assets in accordance with GAAP, which, in general, requires that goodwill and trade names not be amortized, but rather that they be tested for impairment at least annually. We assess qualitative factors to determine whether it is more likely than not (i.e., a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we assess relevant events and circumstances (e.g., macroeconomic conditions, industry and market considerations, overall financial performance and other relevant Company-specific events). If, after assessing the totality of events or circumstances such as those described above, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. Testing for impairment of goodwill, trade names and other intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.
We also use judgment in the valuation of other intangible assets. A core deposit base intangible asset has been recorded for core deposits (defined as checking, money market and savings deposits) that were acquired in acquisitions. The core deposit base intangible asset has been recorded using the assumption that the acquired deposits provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. If we find these deposits have a shorter life than was estimated, we will write down the asset by expensing the amount that is impaired.

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
Interest income. Interest income on loans, securities and other interest-earning assets is accrued monthly unless we consider the collection of interest to be doubtful. Loans are placed on non-accrual status upon the earlier of (i) when payments are contractually past due 90 days or more; or (ii) when we have determined that the borrower is unlikely to meet contractual principal or interest obligations, unless the assets are well secured and in the process of collection. At such time, unpaid interest is reversed by charging interest income for interest in the current fiscal year or the allowance for loan losses with respect to prior year income. Interest payments received on non-accrual loans (including impaired loans) are not recognized as income unless future collections are reasonably assured. Loans are returned to accrual status when collectability is no longer considered doubtful. Loans we acquired in mergers are initially recorded at fair value, which involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. We continue to evaluate reasonableness of expectations for the timing and amount of cash to be collected. Subsequent decreases in expected cash flows may result in changes in the amortization or accretion of fair market value adjustments, and in some cases may result in the loan being considered impaired.

General
On January 27, 2015, the Board amended our bylaws to change our fiscal year end from September 30 to December 31. As a result of the change in year end, we filed a Transition Report on Form 10-KT with the SEC on March 6, 2015, which included audited financial statements as of December 31, 2014 and for the three months then ended. For comparative purposes we presented financial statements as of December 31, 2013 and for the three months then ended, which are unaudited. In this report, in accordance with guidance that is applicable to a financial reporting period that follows a transition period, our discussion and analysis will present the more significant factors affecting our financial condition at December 31, 2015 and December 31, 2014. For the results of operations, our discussion and analysis will present the more significant factors affecting the periods presented as follows:

•	the calendar year ended December 31, 2015 (“calendar 2015”) compared to the fiscal year ended September 30, 2014 (“fiscal 2014”);

•
the transition periods from October 1, 2014 through December 31, 2014 (the “transition period”) compared to the year earlier period October 1, 2013 through December 31, 2013 (the “2013 transition period”); and

•	fiscal 2014 compared to the fiscal year ended September 30, 2013 (“fiscal 2013”).

The HVB Merger, the Provident Merger, and the other acquisitions discussed in Note 2. “Acquisitions” in the notes to consolidated financial statements were accounted for as purchase transactions, and accordingly, their related results of operations are included from the date of acquisition. The discussion and analysis should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other information contained in this report.

On June 30, 2015, we completed the HVB Merger. The HVB Merger was consistent with our strategy of expanding in the greater New York metropolitan region and beyond, and building a diversified company with significant commercial and consumer banking capabilities. We believe the HVB Merger created a larger, more efficient and more profitable bank by combining our differentiated team-based distribution channels with HVHC’s strong presence and deposit base in Westchester County. We anticipate that the HVB Merger will allow us to accelerate organic loan growth, increase our ability to gather low cost core deposits and generate substantial cost savings and revenue enhancement opportunities.

We completed the Provident Merger on October 31, 2013. This acquisition was consistent with our strategy of expanding in the greater New York metropolitan region and focusing on commercial banking. We believe the Provident Merger created a larger, more profitable company by combining Legacy Provident’s differentiated team-based distribution channels with Legacy Sterling’s diverse commercial and consumer lending product capabilities. The Provident Merger significantly diversified our business. Legacy Sterling was predominately a commercial & industrial lender, which complemented our loan portfolio, which was substantially collateralized by real estate. Further, Legacy Sterling provided us greater non-interest income revenue streams.

Results of Operations
We reported net income of $66.1 million, or $0.60 per diluted common share for calendar 2015, compared to net income of $27.7 million, or $0.34 per diluted common share for fiscal 2014, and net income of $25.3 million, or $0.58 per diluted common share, in fiscal 2013. In connection with the HVB Merger, the Company issued 38.5 million common shares, which increased weighted average diluted shares outstanding from 80.5 million for fiscal 2014 to 110.3 million for calendar 2015. In connection with the Provident Merger, the Company issued 39.1 million common shares, which increased weighted average diluted shares outstanding from 43.8 million in fiscal 2013 to 80.5 million in fiscal 2014.

We reported net income of $17.0 million, or $0.20 per diluted common share for the transition period, compared to a net loss of $14.0 million, or $0.20 per common share in the 2013 transition period. The net loss incurred in the 2013 transition period was mainly the result of merger-related expense and restructuring charges incurred in connection with the Provident Merger.

The table below summarizes our results of operations on a tax-equivalent basis. Tax equivalent adjustments are the result of increasing income from tax-free securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables and the accompanying discussion that follows are stated in thousands, except for per share amounts and ratios.

Selected operating data, return on average assets, return on average common equity and dividends per common share for the comparable periods follow:

	Year ended	Three months ended		Fiscal year ended
	December 31,	December 31,		September 30,
	2015	2014	2013	2014	2013
Tax equivalent net interest income	$317,719	$61,783	$47,040	$223,616	$115,227
Less tax equivalent adjustment	(6,503)	(1,546)	(1,164)	(5,628)	(3,060)
Net interest income	311,216	60,237	45,876	217,988	112,167
Provision for loan losses	15,700	3,000	3,000	19,100	12,150
Non-interest income	62,751	13,957	9,148	47,370	27,692
Non-interest expense	260,318	45,814	72,974	208,428	91,041
Income (loss) before income tax expense	97,949	25,380	(20,950)	37,830	36,668
Income tax expense (benefit)	31,835	8,376	(6,948)	10,152	11,414
Net income (loss)	$66,114	$17,004	$(14,002)	$27,678	$25,254

Earnings per common share - basic	$0.60	$0.20	$(0.20)	$0.34	$0.58
Earnings per common share - diluted	0.60	0.20	(0.20)	0.34	0.58
Dividends per common share	0.28	0.07	—	0.21	0.30
Return on average assets	0.69%	0.92%	(0.92)%	0.41%	0.63%
Return on average equity	4.9	6.9	(7.1)	3.1	5.2
Average equity to average assets	14.17	13.26	13.00	13.41	12.82

Net Income (Loss)
For calendar 2015, net income was $66,114 compared to net income of $27,678 for fiscal 2014. Results for calendar 2015 include the impact of the HVB Merger since the effective date of June 30, 2015. In connection with the HVB Merger, the Damian Acquisition and the FCC Acquisition, we incurred merger-related expense of $17,079, charges for asset write-downs, retention and severance of $29,046, a charge to terminate our pension plan of $13,384 and amortization of non-compete agreements of $3,526. Excluding the impact of these items, net income was $105,398, and diluted earnings per share were $0.96 for calendar 2015. Please refer to Item 6. “Selected Financial Data” for a reconciliation of this non-GAAP financial measure.

For the transition period, net income was $17,004 compared to a net loss of $14,002 for the 2013 transition period. Results for the transition period reflected the continued execution of our strategy since the Provident Merger, as we have focused on growing total revenues through organic earning assets growth and increasing fee income, while maintaining strong controls over operating expenses. As the effective date of the Provident Merger was October 31, 2013, results for the 2013 transition period include Legacy Sterling only beginning on November 1, 2013. Results in the 2013 transition period were significantly impacted by merger-related expense of $9,068 and charges for asset write-downs, banking system conversion, retention and severance, the settlement of benefit plan obligations, and other charges of $22,167.

Net income increased $2,424 to $27,678 for fiscal 2014 compared to fiscal 2013. Results in fiscal 2014 were positively impacted by the Provident Merger and organic growth generated through our commercial banking teams. This resulted in a $108,389 increase in tax equivalent net interest income and a $19,678 increase in non-interest income between the periods. Results in fiscal 2014 were also impacted by merger-related expense associated with the Provident Merger, and charges for asset write-downs, banking systems conversion, retention and severance, the settlement of benefit plan obligations, and other charges, which totaled $45,630. These charges were partially offset by gain on sale of a financial center and redemption of trust preferred securities, which totaled $1,637. Excluding the impact of these items, net income was $57,842, and diluted earnings per share were $0.72 in fiscal 2014. Please refer to Item 6. “Selected Financial Data” for a reconciliation of this non-GAAP financial measure.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income is the the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 83.2% and 82.1% of total revenue in calendar 2015 and fiscal 2014, respectively. Net interest margin is the ratio of taxable equivalent net interest income to average interest-earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest bearing liabilities impact net interest income and net interest margin.

We are primarily funded by core deposits, and non-interest bearing demand deposits represent a significant portion of our funding. Our low cost funding base has had a positive impact on our net interest income and net interest margin; we expect this positive impact would be more significant in a rising interest rate environment.

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

	For the year ended			For the fiscal years ended September 30,
	December 31, 2015			2014			2013
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
Loans (1)	$6,261,470	$292,496	4.67%	$4,120,749	$202,982	4.93%	$2,216,871	$107,810	4.86%
Securities taxable	1,742,907	39,369	2.26%	1,371,703	30,067	2.19%	948,884	17,509	1.85%
Securities tax exempt	413,149	18,578	4.50%	321,185	16,081	5.01%	174,386	8,742	5.01%
Interest earning deposits	152,116	297	0.20%	109,626	292	0.27%	59,375	193	0.33%
FRB and FHLB Stock	80,675	3,903	4.84%	56,104	3,112	5.55%	23,905	867	3.63%
Total interest earnings assets	8,650,317	354,643	4.10%	5,979,367	252,534	4.22%	3,423,421	135,121	3.95%
Non-interest earning assets	953,939			777,727			392,188
Total assets	$9,604,256			$6,757,094			$3,815,609
Interest bearing liabilities:
Demand deposits	$1,128,667	$2,159	0.19%	$706,160	$571	0.08%	$466,110	$391	0.08%
Savings deposits (2)	871,339	2,315	0.27%	622,414	876	0.14%	572,246	973	0.17%
Money market deposits	2,286,376	9,845	0.43%	1,458,852	5,096	0.35%	819,442	2,436	0.30%
Certificates of deposit	520,139	3,158	0.61%	554,396	2,421	0.44%	352,469	2,123	0.60%
Senior notes	98,679	5,894	5.97%	98,202	5,872	5.98%	24,478	1,431	5.85%
Other borrowings	888,843	13,553	1.52%	716,207	14,082	1.97%	422,438	12,540	2.97%
Total interest bearing liabilities	5,794,043	36,924	0.64%	4,156,231	28,918	0.70%	2,657,183	19,894	0.75%
Non-interest bearing deposits	2,332,814			1,580,108			646,373
Other non-interest bearing liabilities	116,540			114,621			22,641
Total liabilities	8,243,397			5,850,960			3,326,197
Stockholders’ equity	1,360,859			906,134			489,412
Total liabilities and stockholders’ equity	$9,604,256			$6,757,094			$3,815,609
Net interest rate spread (3)			3.46%			3.52%			3.20%
Net interest earning assets (4)	$2,856,274			$1,823,136			$766,238
Net interest margin		317,719	3.67%		223,616	3.74%		115,227	3.37%
Less tax equivalent adjustment		(6,503)			(5,628)			(3,060)
Net interest income		$311,216			$217,988			$112,167
Ratio of interest earning assets to interest bearing liabilities		149.3%			143.9%			128.8%
_________________________
See legend on the following page.

	For the three months ended December 31,
	2014			2013
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
Loans (1)	$4,756,015	$56,868	4.74%	$3,516,129	$43,288	4.88%
Securities taxable	1,355,104	7,417	2.17%	1,330,646	6,903	2.06%
Securities tax exempt	366,017	4,408	4.78%	250,520	3,325	5.27%
Interest earning deposits	86,415	41	0.19%	75,076	69	0.36%
FRB and FHLB Stock	65,564	899	5.44%	35,065	290	3.28%
Total interest earning assets	6,629,115	69,633	4.17%	5,207,436	53,875	4.10%
Non-interest earning assets	711,217			806,380
Total assets	$7,340,332			$6,013,816
Interest bearing liabilities:
Demand deposits	$756,217	$163	0.09%	$619,746	$98	0.06%
Savings deposits (2)	685,142	423	0.24%	622,530	258	0.16%
Money market deposits	1,817,091	1,605	0.35%	1,182,858	914	0.31%
Certificates of deposit	457,996	627	0.54%	565,462	564	0.40%
Senior notes	98,435	1,471	5.98%	98,064	1,465	5.93%
Other borrowings	803,864	3,561	1.76%	611,061	3,536	2.30%
Total interest bearing liabilities	4,618,745	7,850	0.67%	3,699,721	6,835	0.73%
Non-interest bearing deposits	1,626,341			1,361,622
Other non-interest bearing liabilities	122,157			172,232
Total liabilities	6,367,243			5,233,575
Stockholders’ equity	973,089			780,241
Total liabilities and stockholders’ equity	$7,340,332			$6,013,816
Net interest rate spread (3)			3.50%			3.37%
Net interest earning assets (4)	$2,010,370			$1,507,715
Net interest margin		61,783	3.70%		47,040	3.58%
Less tax equivalent adjustment		(1,546)			(1,164)
Net interest income		$60,237			$45,876
Ratio of interest earning assets to interest bearing liabilities		143.5%			140.8%
_________________________________________________

(1)	Includes the effect of net deferred loan origination fees and costs, accretion of net purchase accounting adjustments, prepayment fees and late charges and non-accrual loans.

(2)	Includes interest bearing mortgage escrow balances.

(3)	Net interest rate spread represents the difference between the tax equivalent yield on average interest earning assets and the cost of average interest bearing liabilities.

(4)	Net interest earning assets represents total interest earning assets less total interest bearing liabilities.

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

	For the year ended December 31, 2015 vs.			For the three months ended December 31,			For the fiscal year ended September 30,
	the fiscal year ended September 30, 2014			2014 vs. 2013			2014 vs. 2013
	Increase (Decrease) due to		Total increase	Increase (Decrease) due to		Total increase	Increase (Decrease) due to		Total increase
	Volume	Rate	(decrease)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earning assets:
Loans	$101,940	$(12,426)	$89,514	$15,017	$(1,437)	$13,580	$95,915	$(743)	$95,172
Securities taxable	8,320	982	9,302	132	382	514	8,891	3,667	12,558
Securities tax exempt	4,259	(1,762)	2,497	1,412	(329)	1,083	7,339	—	7,339
Interest earning deposits	95	(90)	5	9	(37)	(28)	141	(42)	99
FRB and FHLB Stock	1,229	(438)	791	347	262	609	1,612	633	2,245
Total interest earning assets	115,843	(13,734)	102,109	16,917	(1,159)	15,758	113,898	3,515	117,413
Interest bearing liabilities:
Demand deposits	481	1,107	1,588	20	45	65	180	—	180
Savings deposits	433	1,006	1,439	28	137	165	82	(179)	(97)
Money market deposits	3,385	1,364	4,749	557	134	691	2,192	468	2,660
Certificates of deposit	(158)	895	737	(117)	180	63	973	(675)	298
Senior notes	31	(9)	22	2	4	6	3,378	(408)	2,970
Other borrowings	3,038	(3,567)	(529)	1,206	(1,181)	25	6,508	(3,495)	3,013
Total interest bearing liabilities	7,210	796	8,006	1,696	(681)	1,015	13,313	(4,289)	9,024
Less tax equivalent adjustment	1,494	(619)	875	490	(108)	382	2,568	—	2,568
Change in net interest income	$107,139	$(13,911)	$93,228	$14,731	$(370)	$14,361	$98,017	$7,804	$105,821

Year ended December 31, 2015 compared to fiscal year ended September 30, 2014
Tax equivalent net interest income increased $94,103 to $317,719 for calendar 2015 compared to $223,616 for fiscal 2014. The increase was the result of an increase in average balances due to the HVB Merger and organic loan growth from our commercial banking teams. The average volume of interest earning assets increased $2,670,950, or 44.7%, for calendar 2015 relative to fiscal 2014. The tax equivalent net interest margin decreased 7 basis points to 3.67% for calendar 2015 from 3.74% in fiscal 2014. The decrease in the net interest margin was mainly due to a decline in the yield on loans as a result of the continuing low interest rate environment. Interest earning assets yielded 4.10% for calendar 2015 compared to 4.22% for fiscal 2014 and the cost of interest bearing liabilities was 0.64% in the year ended December 31, 2015 compared to 0.70% for fiscal 2014.

The average balance of loans outstanding increased $2,140,721 in calendar 2015 compared to fiscal 2014. Approximately $900,000 of the growth in loans represents an increase associated with the HVB Merger and approximately $1,240,721 represents organic growth generated mainly by our commercial banking teams. Loans accounted for 72.4% of average interest earning assets in calendar 2015 compared to 68.9% in fiscal 2014. The average yield on loans was 4.67% in calendar 2015 compared to 4.93% in fiscal 2014. Included in yield on loans is the accretion of purchase accounting discounts from our prior acquisitions. Accretion on loans was $14,880 for calendar 2015 and contributed 24 basis points to the yield on loans. Accretion on loans was $8,870 for fiscal 2014 and contributed 22 basis points to the yield on loans. At December 31, 2015, remaining purchase accounting discounts totaled $41,383.

Tax equivalent interest income on securities increased $11,799 to $57,947 in calendar 2015 compared to $46,148 for fiscal 2014. This was mainly the result of an increase of $463,168 in the average balance of securities. In connection with the HVB Merger, we acquired $713,842 of securities on June 30, 2015, which on average contributed $356,921 of the increase for calendar 2015. The tax equivalent yield on securities was 2.69% in calendar 2015 compared to 2.73% in fiscal 2014. The decrease in tax equivalent yield on securities in calendar 2015 was mainly the result of the cash flows from existing securities being reinvested at lower interest rates due to the low interest rate environment. The proportion of tax exempt securities was 19.2% of average securities in calendar 2015 compared to 19.0% in fiscal 2014. We expect to further increase the percentage of tax exempt securities to average securities in 2016.

Average deposits increased $2,217,405 in calendar 2015 and were $7,139,335 compared to $4,921,930 for fiscal 2014. Average interest bearing deposits increased $1,464,699 in calendar 2015 compared to fiscal 2014. Average non-interest bearing deposits increased $752,706 and were $2,332,814 for calendar 2015 compared to $1,580,108 for fiscal 2014. The growth in average deposits was due to the HVB Merger and organic growth mainly generated by our commercial banking teams. The average cost of interest bearing deposits was 0.36% in calendar 2015 compared to 0.27% in fiscal 2014.

Average borrowings increased $173,113 to $987,522 in calendar 2015 compared to $814,409 in fiscal 2014. The increase in average borrowings in calendar 2015 was mainly utilized to fund growth in loans and other earning assets. The average cost of borrowings was 1.97% for calendar 2015 compared to 2.45% in fiscal 2014. The decline in the average cost of borrowings between the periods was mainly due to an increase in short-term FHLB borrowings as a percentage of total average borrowings.

Three months ended December 31, 2014 compared to three months ended December 31, 2013
Tax equivalent net interest income increased $14,743 to $61,783 for the transition period compared to $47,040 for the 2013 transition period. The increase was the result of an increase in average balances due to the Provident Merger and organic growth generated by our commercial banking teams. The average volume of interest earning assets increased $1,421,679, or 27.3%, for the transition period relative to the 2013 transition period as a full three months of Legacy Sterling operations was included in the transition period vs. only two months in the 2013 transition period. The tax equivalent net interest margin increased 12 basis points to 3.70% for the quarter from 3.58% in the 2013 transition period. The increase in net interest margin was due to an increase in the yield on interest earning assets, which was 4.17% in the transition period compared to 4.10% in the 2013 transition period, and a decrease in the cost of interest bearing liabilities to 0.67% for the transition period compared to 0.73% for 2013 transition period.

The average balance of loans outstanding increased $1,239,886 in the transition period compared to 2013 transition period. Approximately $550,000 of the growth in loans was due to the Provident Merger and approximately $690,000 represented organic growth generated by our commercial banking teams. Loans accounted for 71.7% of average interest earning assets in the transition period compared to 67.5% in the 2013 transition period. The average yield on loans was 4.74% in the transition period compared to 4.88% in the 2013 transition period.

Tax equivalent interest income on securities increased $1,597, to $11,825 in the transition period compared to $10,228 for the 2013 transition period. This was mainly the result of an increase of approximately $139,955 in the average balance of securities. In connection with the Provident Merger, we acquired $607,911 of securities on October 31, 2013, a portion of which were sold after the closing date as these securities did not meet our investment portfolio strategy and guidelines. The tax equivalent yield on securities was 2.73% in the transition period compared to 2.57% in the 2013 transition period. The higher tax equivalent yield on securities in the transition period was mainly due to the proportion of tax exempt securities which comprised 21.3% of average securities in the transition period compared to 15.8% in the 2013 transition period.

Average deposits increased $990,569 in the transition period and were $5,342,787 compared to $4,352,218 for the 2013 transition period. Average interest bearing deposits increased $725,850 in the transition period compared to the 2013 transition period. The increase was mainly due to the timing of the Provident Merger in the 2013 transition period and organic growth generated by our commercial banking teams. Average non-interest bearing deposits increased $264,719 and were $1,626,341 for the transition period compared to $1,361,622 for the 2013 transition period. The average cost of interest bearing deposits was 0.30% in the transition period compared to 0.24% in the 2013 transition period.

Average borrowings increased $193,174 to $902,299 in the transition period compared to $709,125 in the 2013 transition period. The increase in average borrowings was mainly utilized to fund loan growth. The average cost of borrowings was 2.21% for the transition period compared to 2.80% in the 2013 transition period. The decline in the average cost of borrowings between the periods was mainly due to an increase in short-term FHLB borrowings as a percentage of total average borrowings.

Fiscal year ended September 30, 2014 compared to fiscal year ended September 30, 2013
Tax equivalent net interest income increased $108,389 to $223,616 for fiscal 2014 compared to $115,227 for fiscal 2013. The increase was the result of an increase in average balances due to the Provident Merger and organic loan growth generated by our commercial banking teams. The average balance of interest earning assets increased $2,555,946, or 74.7%, in fiscal 2014 in relation to fiscal 2013. Tax equivalent net interest margin increased 37 basis points to 3.74% in fiscal 2014 from 3.37% in fiscal 2013. The increase in net interest margin was mainly due to an increase in the yield on interest earning assets, which was 4.22% in fiscal 2014 compared to 3.95% in fiscal 2013. The increase was principally the result of higher yielding loans acquired in the Provident Merger and a rebalancing of earning assets from investment securities to higher yielding loans. For fiscal 2014, our securities to earning assets ratio was 28.3% versus 32.8% in fiscal 2013.

The average balance of loans outstanding increased $1,903,878, or 85.9% in fiscal 2014 compared to fiscal 2013. In connection with the Provident Merger, we acquired $1,698,108 of loans on October 31, 2013; we also increased average loans outstanding during the year through organic growth. Loans accounted for 68.9% of average interest earning assets in fiscal 2014 compared to 64.8% in fiscal 2013. The average yield on loans was 4.93% in fiscal 2014 compared to 4.86% in fiscal 2013.

Tax equivalent interest income on securities increased $19,897, or 75.8% in fiscal 2014 over fiscal 2013, which was mainly the result of an increase of $569,618, or 50.7% in the average balance of securities. In connection with the Provident Merger, we acquired $607,911 of securities on October 31, 2013. The tax equivalent yield on securities was 2.73% in fiscal 2014 compared to 2.34% in fiscal 2013. The increase in tax equivalent yield in fiscal 2014 was mainly due to the proportion of tax exempt securities, which comprised 19.0% of average securities in fiscal 2014 compared to 15.5% in fiscal 2013, and a rebalancing of the securities portfolio due to the Provident Merger, which increased the yield on taxable securities in fiscal 2014 to 2.19% compared to 1.85% in fiscal 2013.

Average deposits increased $2,065,290, or 72.3%, in fiscal 2014 and were $4,921,930 compared to $2,856,640 in fiscal 2013. The increase in the average balance of deposits was mainly due to the Provident Merger, as we assumed $2,297,190 in deposits on October 31, 2013. Average interest bearing deposits increased $1,131,555, or 51.2%, in fiscal 2014. Average non-interest bearing deposits increased $933,735 and were $1,580,108 in fiscal 2014 compared to $646,373 in fiscal 2013. The average cost of interest bearing deposits was 0.27% in fiscal 2014 and 2013. The cost of deposits reflects the current low interest rate environment.

Average borrowings increased $367,493, or 82.2% in fiscal 2014 and were $814,409 compared to $446,916 in fiscal 2013. The increase in average borrowings in fiscal 2014 was required to fund loan growth and included the $100,000 of senior notes issued in connection with the Provident Merger. Average borrowings also included $15,743, representing the average balance of subordinated debentures for fiscal 2014, which were redeemed in June 2014. The average cost of borrowings was 2.45% for fiscal 2014 compared to 3.13% in fiscal 2013. The decline in the average cost of borrowings between the periods was mainly due to an increase in short-term FHLB borrowings as a percentage of total average borrowings.

Provision for Loan Losses. The provision for loan losses is determined by us as the amount to be added to the allowance for loan losses after net charge-offs have been deducted in order to bring the allowance to a level that is our best estimate of probable incurred credit losses inherent in the outstanding loan portfolio. In calendar 2015, the transition period, the 2013 transition period; fiscal 2014 and fiscal 2013 the provision for loan losses totaled (i) $15,700; (ii) $3,000; (iii) $3,000; (iv) $19,100; and (v) $12,150, respectively. See the section captioned “Loans - Provision for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-interest income. The components of non-interest income were as follows:

	Year ended	Three months ended		Fiscal year ended
	December 31,	December 31,		September 30,
	2015	2014	2013	2014	2013
Accounts receivable management / factoring commissions and other related fees	$17,088	$4,134	$2,226	$13,146	$—
Mortgage banking income	11,405	2,858	1,616	8,086	1,979
Deposit fees and service charges	15,871	4,221	3,942	15,595	10,964
Net gain (loss) on sale of securities	4,837	(43)	(645)	641	7,391
Bank owned life insurance	5,235	1,024	740	3,080	1,998
Investment management fees	2,397	403	540	2,209	2,413
Other	5,918	1,360	729	4,613	2,947
Total non-interest income	$62,751	$13,957	$9,148	$47,370	$27,692

Non-interest income was $62,751 for calendar 2015 compared to $47,370 for fiscal 2014 and $27,692 in fiscal 2013. Non-interest income was $13,957 for the transition period compared to $9,148 in the 2013 transition period. Included in non-interest income is net gain (loss) on sale of securities which were (i) $4,837; (ii) $(43); (iii) $(645); (iv) $641; and (v) $7,391 for calendar 2015, the transition period, the 2013 transition period, fiscal 2014 and fiscal 2013, respectively. As presented in Item 6. “Selected Financial Data - Non-GAAP Financial Measures” we eliminate net gain on sale of securities in calculating our core total revenues and core net income. Net gain (loss) on sale of securities is impacted significantly by changes in market interest rates and strategies we use to manage liquidity and interest rate risk: therefore, net gain (loss) on sale of securities is not part of our core business plan and, as we analyze non-interest income performance, we eliminate the impact of these gains and losses in evaluating our results.

Excluding net gain (loss) on sale of securities, non-interest income was $57,914 for calendar 2015, $14,000 for the transition period, $9,793 for the 2013 transition period, $46,729 in fiscal 2014 and $20,301 in fiscal 2013. The main driver of growth between calendar 2015 and fiscal 2014 was the HVB Merger. The growth in the transition period compared to 2013 transition period, and the growth in fiscal 2014 compared to fiscal 2013, was mainly due to fees generated in accounts receivable management and mortgage banking income as a result of the Provident Merger. We evaluate potential acquisitions of specialty commercial lending businesses that are also fee income generators regularly; consistent with this strategy, during calendar 2015 we completed the Damian Acquisition and the FCC Acquisition. We have also recently announced new team hires that will expand our health care asset-based lending, middle market loan syndication, swaps and cash management businesses, which we expect will also contribute to non-interest income growth over time.

Accounts receivable management / factoring commissions and other related fees represents fees generated in our factoring and payroll finance businesses. In factoring, we receive a nonrefundable factoring fee, which is generally a percentage of the factored receivables or sales volume and is designed to compensate us for the bookkeeping and collection services provided and, if applicable, the credit review of the client’s customer and assumption of customer credit risk. In payroll finance, we provide outsourcing support services for clients in the temporary staffing industry. We generate fee income in exchange for providing full back-office, payroll, tax and accounting services to independently-owned temporary staffing companies. Accounts receivable management / factoring commissions and other related fees totaled $17,088 for calendar 2015 compared to $13,146 for fiscal 2014 and $0 in fiscal 2013, as these business lines were acquired in connection with the Provident Merger. The increase in calendar 2015 of $3,942, or 30.0% compared to fiscal 2014 was due to a combination of organic growth and the Damian Acquisition and the FCC Acquisition. Fee revenue was $4,134 for the transition period compared to $2,226 for the 2013 transition period. The increase between these periods was due to organic growth plus the impact of the timing of Provident Merger which included these revenues for only two of the months in the 2013 transition period.

Mortgage banking income represents residential mortgage banking and mortgage brokerage business conducted through loan production offices located principally in New York City and through our financial centers. The Provident Merger substantially increased our mortgage banking volume; mortgage banking revenue was $11,405 for calendar 2015 compared to $8,086 in fiscal 2014 and $1,979 in fiscal 2013. The continued low interest rate environment contributed to growth in loan originations and mortgage banking income in 2015. Mortgage banking revenues were $2,858 in the transition period compared to $1,616 for the 2013 transition period. The increase was mainly due to the Provident Merger. In the transition period we sold $42,229 of residential mortgage loans which previously were held for investment and recorded a gain on sale of approximately $600.

Deposit fees and service charges were $15,871 for calendar 2015 compared to $15,595 for fiscal 2014, and $10,964 in fiscal 2013. Revenues from deposit fees has lagged the growth rate in average deposit balances we experienced as a result of the HVB Merger, Provident Merger and organic deposit growth. This is the result of a shift in the mix of our deposit balances to a greater proportion of commercial deposits versus retail deposits, as deposits gathered by our commercial banking teams are generally higher balance deposits but generate lower levels of fees and service charges than retail deposits. The increase in deposit fees and service charges between fiscal 2014 and fiscal 2013 was mainly the result of the Provident Merger. Deposit fees and service charges were $4,221 for the transition period, which represented a 7.1% increase compared to $3,942 for the 2013 transition period, which was also a result of the Provident Merger.

Bank owned life insurance (“BOLI”) income mainly represents the change in the cash surrender value of life insurance policies owned by the Bank. BOLI income was $5,235 for calendar 2015, compared to $3,080 for fiscal 2014 and $1,998 for fiscal 2013. The increase in BOLI income between calendar 2015 and fiscal 2014 was mainly due to the HVB Merger and a $30,000 BOLI purchase completed in October 2014. The increase in BOLI income between fiscal 2014 and fiscal 2013 was due to the Provident Merger. BOLI income was $1,024 for the transition period compared to $740 in the 2013 transition period; the increase was mainly the result of the October 2014 BOLI purchase referenced above.

Investment management fees principally represent fees from the sale of mutual funds and annuities, and since the HVB Merger, also includes trust fees. These revenues were $2,397 for calendar 2015 compared to $2,209 in fiscal 2014 and $2,413 in fiscal 2013. Investment management fees were $403 in the transition period compared to $540 in the 2013 transition period. In connection with the HVB Merger, we acquired a trust business which generated trust fees of $1,148 during calendar 2015 since the merger date. We are evaluating strategic alternatives for this business, including a potential divestiture. We do not expect the sale would materially impact our results from operations. We continue to explore opportunities to enhance the delivery of our investment management businesses through various distribution channels.

Other non-interest income principally includes loan servicing revenues, miscellaneous loan fees earned, letter of credit fees, swap fees, title insurance revenues and safe deposit box rentals. Other non-interest income was $5,918 for calendar 2015 compared to $4,613 in fiscal 2014 and $2,947 in fiscal 2013. The increase in calendar 2015 compared to fiscal 2014 was due to an increase in miscellaneous loan fees earned of $1,300, which was mainly the result of organic growth in loan volumes and the HVB Merger. The increase between fiscal 2014 and fiscal 2013 was mainly due to the Provident Merger. Other non-interest income increased $631 to $1,360 for the transition period compared to $729 for the 2013 transition period. The increase was mainly due to an increase in title insurance revenues of $391 and loan swap fees of $127.

Non-interest expense. The components of non-interest expense were as follows:

	Year ended	Three months ended		Fiscal year ended
	December 31,	December 31,		September 30,
	2015	2014	2013	2014	2013
Compensation and employee benefits	$104,939	$22,410	$20,811	$90,215	$47,833
Stock-based compensation plans	4,581	1,146	991	3,703	2,239
Occupancy and office operations	32,915	7,245	6,333	27,726	14,953
Amortization of intangible assets	10,043	1,873	1,875	9,408	1,296
FDIC insurance and regulatory assessments	7,380	1,568	1,164	6,146	3,010
Other real estate owned expense	274	(81)	368	(237)	1,562
Merger-related expense	17,079	502	9,068	9,455	2,772
Pension plan termination charge	13,384	—	2,743	4,095	—
Charge for asset write-downs, severance and retention and banking system conversion	29,046	2,493	22,167	22,976	—
Other	40,677	8,658	7,454	34,941	17,376
Total non-interest expense	$260,318	$45,814	$72,974	$208,428	$91,041

Non-interest expense for calendar 2015 was $260,318 compared to $208,428 in fiscal 2014 and $91,041 for fiscal 2013. The increase in calendar 2015 was mainly the result of the HVB Merger. In connection with the completion of the HVB merger and our other acquisitions in 2015, we incurred merger-related expense of $17,079 and restructuring charges totaling $29,046 that are shown separately above. Non-interest expense for fiscal 2014 included Provident Merger merger-related expense of $9,455 and restructuring charges totaling $22,976 that are shown separately above. The changes in the various components of non-interest expense between fiscal 2014 and fiscal 2013 were mainly the result of the Provident Merger, which significantly increased our personnel, facilities and operating expense base.

Non-interest expense in the transition period was $45,814, a $27,160 decrease compared to $72,974 for the 2013 transition period. The decrease was mainly due to costs incurred in connection with the completion of the Provident Merger in the fourth calendar quarter of 2013, which included $9,068 of merger-related expense and other charges totaling $22,167, presented separately above.

Compensation and employee benefits expense and full time equivalent employees (“FTEs”) are presented in the following table:

	Compensation for period presented	FTEs at period end
Calendar 2015	$104,939	1.089
HVB Merger date June 30, 2015	NA	1,196
Transition period	22,410	829
2013 transition period	20,811	977
Fiscal 2014	90,215	836
Fiscal 2013	47,833	477

Compensation expense for calendar 2015 increased $14,724 compared to fiscal 2014 and was $104,939. At period end, our FTEs increased by 253 employees between the periods due to the HVB Merger. Since the HVB Merger date, our FTEs have declined by 107 employees due to the successful integration of the HVB Merger including the consolidation of eight financial center locations. Partially offsetting this decline in FTEs, we have continued expanding our commercial banking strategy and hired four commercial banking teams to add capabilities in several existing and new businesses and we have also continued to invest in personnel to support our risk management infrastructure as we are now over $10 billion in assets. Compensation expense for fiscal 2014 increased $46,477 compared to fiscal 2013, consistent with the increase in FTEs which were 836 at September 30, 2014 compared to 477 at September 30, 2013. This increase was mainly the result of the Provident Merger. For the transition period compensation was $22,410 compared to $20,811 for the 2013 transition period. Between the periods our FTEs declined by 148 due to the successful integration of the Provident Merger. As the Provident Merger occurred on October 31, 2013, our results included compensation for Legacy Sterling employees for only two months of the 2013 transition period.

In calendar 2015, we terminated and settled our remaining pension obligations through lump sum distributions and purchases of annuities. In fiscal 2014, we terminated our Employee Stock Ownership Plan. Although we continue to sponsor several post retirement benefit plans including a Supplemental Executive Retirement Plan, to certain of our former directors and officers, life insurance benefits to certain directors, officers and former officers and a defined contribution plan established under Section 401(k) of the IRS Code, we have focused on simplifying our compensation structure by reducing the number of benefit plans. For additional information related to our benefit plans, see Note 13. “Pension and Other Post Retirement Plans” in the consolidated financial statements included elsewhere in this Report.

Stock-based compensation plans expense was $4,581 for calendar 2015 compared to $3,703 for fiscal 2014 and $2,239 in fiscal 2013. Stock-based compensation plan expense was $1,146 in the transition period compared to $991 in the 2013 transition period. The increase for calendar 2015 was due to the increase in personnel included in the stock-based compensation plan and the HVB Merger. The increase in fiscal 2014 compared to fiscal 2013 was mainly due to an increase in personnel and stock awards granted in connection with the Provident Merger. For additional information related to our stock-based compensation, see Note 12. “Stock-Based Compensation Plans” in the notes to consolidated financial statements included elsewhere in this Report.

Occupancy and office operations expense was $32,915 for calendar 2015 an increase of $5,189 compared to $27,726 in fiscal 2014. The fiscal 2014 increase was $12,773 compared to $14,953 of occupancy and operations expense in fiscal 2013. The increase in calendar 2015 compared to fiscal 2014 was the result of the HVB Merger. The increase in fiscal 2014 compared to fiscal 2013 was due to the Provident Merger. Occupancy and office operations expense was $7,245 in the transition period compared to $6,333 in the 2013 transition period. The increase between periods was mainly due to the timing of the Provident Merger. We consolidated eight financial center locations during calendar 2015 and plan to consolidate at least four financial centers in 2016.

Amortization of intangible assets mainly includes amortization of core deposit intangible assets and non-compete agreements. Amortization of intangible assets was $10,043 for calendar 2015 compared to $9,408 for fiscal 2014 and $1,873 for fiscal 2013. The increase in calendar 2015 compared to fiscal 2014 was mainly due to the HVB Merger. In connection with the HVB Merger we added $33,839 to our core deposit intangible, and the Damian Acquisition, in which we recorded an $8,950 customer list intangible asset. The increase in amortization of intangible assets in fiscal 2014 compared to fiscal 2013 was due to the Provident Merger. Amortization of intangible assets was $1,873 for the transition period and declined $2 compared to the 2013 transition period. During the transition period, several non-compete agreements that were recorded in connection with the Provident Merger expired, decreasing amortization expense. Amortization of intangible assets is expected to be $11,953 in 2016. For additional information related to our intangible assets see Note 7. “Goodwill and Other Intangible Assets” in the notes to consolidated financial statements included elsewhere in this Report.

FDIC insurance and regulatory assessments expense was $7,380 for calendar 2015 compared to $6,146 for fiscal 2014 and $3,010 for fiscal 2013. FDIC insurance assessment is primarily based on quarterly average assets less quarterly average eligible capital. OCC assessments are based on total assets at June 30 and December 31. The increase in FDIC insurance and regulatory assessments between the periods was due to our growth in assets as a result of organic growth, the HVB Merger and the Provident Merger. FDIC insurance and regulatory assessments was $1,568 for the transition period compared to $1,164 for the 2013 transition period, and the increase was mainly due to the Provident Merger.

Other real estate owned (“OREO”) expense includes maintenance costs, taxes, insurance, write-downs (subsequent to any write-down at the time of foreclosure or transfer to OREO), and gains and losses from the disposition of OREO. OREO includes real estate assets foreclosed and financial center locations that are held for sale. OREO expense was $274 for calendar 2015 compared to a benefit of $237 in fiscal 2014 and OREO expense of $1,562 for fiscal 2013. In calendar 2015, OREO expenses were $1,417 and OREO gain on sale and rental income was $1,143. In fiscal 2014, OREO expenses were $1,047 and OREO gain on sale and rental income was $1,284, which included a gain of $925 on the sale of a financial center location that was acquired in the Provident Merger. For fiscal 2013, OREO expense was $1,819, which included $1,010 of OREO write-downs and OREO gain on sale and rental income was $257. OREO benefit was $81 for the transition period compared to OREO expense of $368 for the 2013 transition period. The decrease in expense was mainly due to OREO write-downs of $224 that were recognized in the 2013 transition period.

Merger-related expense was $17,079 for calendar 2015 compared to $9,455 in fiscal 2014 and $2,772 for fiscal 2013. Merger-related expense in calendar 2015 was mainly related to the HVB Merger and included change in control payments and financial and legal advisory fees. Contributing to merger-related expense in calendar 2015 were costs of approximately $2,000 incurred in connection with the Damian Acquisition and the FCC Acquisition. These costs included retention and severance to certain employees, and due diligence and legal fees for both transactions. Merger-related expense in fiscal 2014 was incurred in connection with the Provident Merger and included change in control payments, legal advisory fees and a portion of the financial advisory fees. Merger related expense in fiscal 2013 was related to the Provident Merger and included mainly a portion of the financial advisory fees and costs for due diligence. Merger-related expense was $502 in the transition period compared to $9,068 in the 2013 transition period. In the transition period we mainly incurred investment banking fees associated with the then pending HVB Merger; in 2013 transition period we incurred the majority of the merger-related costs for the Provident Merger.

Pension plan termination charge was $13,384 for calendar 2015 compared to $4,095 in fiscal 2014 and $0 for fiscal 2013. The charge incurred in calendar 2015 represents a full termination of $58,171 remaining defined benefit pension plan liabilities. The termination charge consisted mainly of the change for the year in the fair value of plan assets and the elimination of the accumulated other comprehensive benefit maintained in the equity accounts on the consolidated balance sheet until termination. The charge in fiscal 2014 represented the settlement of $44,774 of plan liabilities through the purchase of annuities and the charge mainly represented the acceleration of the amortization of the accumulated other comprehensive benefit. There was no pension plan termination charge incurred in the transition period and a termination charge of $2,743 was incurred in the 2013 transition period, which represented the charge incurred in connection with the settlement of $13,698 of plan liabilities.

Charge for asset write-downs, severance and retention and banking system conversion expense was $29,046 for calendar 2015 compared to $22,976 in fiscal 2014 and $0 for fiscal 2013. Asset write-downs were mainly charges we incurred to consolidate financial centers that we acquired in mergers and have previously owned. Severance and retention represents payments we have made in connection with prior mergers. These charges were incurred in connection with the HVB Merger (calendar 2015) and the Provident Merger (fiscal 2014), respectively. We converted our core banking system in the transition period and during fiscal 2014 we incurred charges of $3,249. In the transition period we incurred charges of $1,418 for the core banking system conversion and charges of $1,075 for asset write-downs. In the 2013 transition period we incurred charges for asset write-downs, severance and retention of $22,167 associated with the Provident Merger.

Other non-interest expense for calendar 2015 was $40,677 compared to $34,941 for fiscal 2014 and $17,376 for fiscal 2013. Other non-interest expense mainly includes professional fees, data processing, insurance, and advertising and promotion. Additional details regarding these expenses is included in Note 14. “Other Non-interest Expense” in the notes to consolidated financial statements included elsewhere in this Report. Also included in other non-interest expense is postage, communication, supplies and loan processing. The increases in other non-interest expense is mainly due to a combination of organic growth and our prior merger transactions. Other non-interest expense was $8,658 for the transition period compared to $7,454 for the 2013 transition period and the increase was mainly due to the timing of the Provident Merger, which closed October 31, 2013.

Income Tax was $31,835 for calendar 2015 compared to $10,152 in fiscal 2014, and $11,414 in fiscal 2013, which represented an effective income tax rate of 32.5% and 26.8% and 31.1%, respectively. The effective income tax rates differed from the 35% federal statutory rate during the periods primarily due to the effect of tax exempt income from securities and BOLI income. The effective tax rate in calendar 2015 increased compared to fiscal 2014 due to our higher pre-tax income as compared to fiscal 2014. The effective tax rate in fiscal 2014 declined compared to fiscal 2013 due to a higher proportion of income being tax exempt and given the merger-related expenses and other charges detailed above. We estimate our effective tax rate will be 34.0% for 2016. Income tax expense was $8,376 for the transition period compared to a benefit of $6,948 for the 2013 transition period, which represented an effective income tax rate of 33.0% and (33.2)%, respectively. The income tax benefit recorded in the 2013 transition period was due to a pre-tax loss generated by merger-related expense and other charges recorded in connection with the Provident Merger. For more information see Note 11. “Income Taxes” in the notes to consolidated financial statements included elsewhere in this Report.

Sources and Uses of Funds
The following table illustrates the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s total average assets for the period indicated. Average assets totaled $9,604,256 for calendar 2015 compared to $6,757,094 for fiscal 2014 and $3,815,609 in fiscal 2013. Average assets totaled $7,340,332 in the transition period compared to $6,013,816 for the 2013 transition period.

	For the year ended	For the three months ended		For the fiscal year ended
	December 31,	December 31,		September 30,
	2015	2014	2013	2014	2013
Sources of Funds:
Non-interest bearing deposits	24.3%	22.2%	22.6%	23.4%	17.0%
Interest bearing deposits	50.0	50.6	49.7	49.5	57.9
FHLB and other borrowings	9.3	10.9	9.9	10.4	11.1
Subordinated debentures	—	—	0.3	0.2	—
Senior notes	1.0	1.3	1.6	1.4	0.6
Other non-interest bearing liabilities	1.2	1.7	2.9	1.7	0.6
Stockholders’ equity	14.2	13.3	13.0	13.4	12.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Uses of Funds:
Loans	65.2%	64.8%	58.5%	61.0%	58.1%
Securities	22.5	23.4	26.3	25.1	29.4
Interest bearing deposits	1.6	1.2	1.2	1.6	1.6
FRB and FHLB stock	0.8	0.9	0.6	0.8	0.6
Other non-interest earning assets	9.9	9.7	13.4	11.5	10.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%

General. Deposits, borrowings, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations are our primary sources of funds for use in lending, investing and for other general corporate purposes. Non-interest bearing deposits and low cost interest bearing deposits comprise over 70% of our sources of funds for all periods, as shown above. Generating and maintaining these deposits through our commercial banking teams and financial centers is key to our strategy. The Company primarily uses funds to originate loans and purchase securities.

The table below segregates total growth in average balances from organic growth in average balances of deposits, loans and securities in calendar 2015, fiscal 2014 and fiscal 2013.

	Average balance for the year ended December 31, 2015	Annualized acquired balances in HVB Merger(1)	Average balance less annualized acquired balance	Organic growth(2)	Average balance for the fiscal year ended September 30, 2014	Annualized organic growth calendar 2015 vs. fiscal 2014(3)
Deposits	$7,139,335	$1,580,373	$5,558,962	$637,032	$4,921,930	10.3%
Loans	6,261,470	896,260	5,365,210	1,244,461	4,120,749	24.1%
Securities	2,156,056	356,921	1,799,135	106,247	1,692,888	5.0%
See legend below.

	Average balance for the fiscal year ended September 30, 2014	Annualized acquired balances(4)	Average Balance less annualized acquired balance	Organic growth(2)	Average balance for the fiscal year ended September 30, 2013	Annualized organic growth percent fiscal 2014 vs. fiscal 2013
Deposits	$4,921,930	$2,105,757.5	$2,816,172	$(40,468)	$2,856,640	(1.4)%
Loans	4,120,749	1,556,599	2,564,150	347,279	2,216,871	15.7%
Securities	1,692,888	557,252	1,135,636	12,366	1,123,270	1.1%
(1) Balances acquired in the HVB Merger were acquired on June 30, 2015 and the annualized balance represents 50% of the acquired balance. Acquired balances in deposits, loans and securities were $3,160,746; $1,792,519 and $713,842, respectively.
(2) Organic growth represents the difference between the average balance less annualized acquired balance less the balance from the prior fiscal year end.
(3) Annualized organic growth represents the organic growth divided by the average balance for the prior fiscal year. For fiscal 2014 annualized organic growth is calculated by multiplying organic growth by 365 and dividing the factor by (365+92).
(4) Balances acquired in the Provident Merger were acquired October 31, 2013 and the annualized balance represents 11/12 of the acquired balance. Acquired balances in deposits, loans and securities were $2,297,190; $1,698,108 and $607,911, respectively.

Average deposits increased $2,217,405, or 45.1%, in calendar 2015 to $7,139,335, compared to $4,921,930 for fiscal 2014, of which 10.3% was due to organic growth and the remainder due to the HVB Merger. Average deposits increased $2,065,290, or 72.3%, in fiscal 2014 compared to fiscal 2013 due to the Provident Merger, while organically deposits declined 1.4% as we acquired certain higher cost deposits in connection with the Provident Merger that were not retained. For the transition period average deposits were $5,342,787 compared to $4,352,218 for the 2013 transition period; the increase was also due to the Provident Merger and organic growth.

Average loans increased $2,140,721, or 51.9%, in calendar 2015 to $6,261,470, compared to $4,120,749 for fiscal 2014 which included organic growth of $1,244,461, or 24.1%, with the balance attributable to the HVB Merger. Average loans increased 85.9% in fiscal 2014 to $4,120,749 compared to $2,216,871 for fiscal 2013, and included 15.7% organic growth. For the transition period average loans were $4,756,015 compared to $3,516,129 for the 2013 transition period.

Average securities increased $463,168, or 27.4% in calendar 2015 to $2,156,056 compared to $1,692,888 for fiscal 2014. The majority of the increase was due to the HVB Merger. Average securities increased $569,618 in fiscal 2014 from $1,123,270 for fiscal 2013, mainly due to the Provident Merger. For the transition period compared to the 2013 transition period, securities increased $139,955.

As shown above, and consistent with our strategy, we continue to focus on creating a more efficient balance sheet as investment securities decline as a percentage of our total average earning assets and are replaced by higher yielding loans originated through our commercial banking teams and specialty lending businesses.

Portfolio Loans
The following table sets forth the composition of our portfolio loans, which excludes loans held for sale, by type of loan at the periods indicated.

	December 31,				September 30,
	2015		2014		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial:
Commercial & industrial	$1,681,704	21.4%	$1,244,555	25.8%	$1,164,537	24.5%	$434,932	18.0%	$343,307	16.2%
Payroll finance	221,831	2.8	154,229	3.2	145,474	3.1	—	—	—	—
Warehouse lending	387,808	4.9	173,786	3.6	192,003	4.0	4,855	0.2	—	—
Factored receivables	208,382	2.7	161,625	3.4	181,433	3.8	—	—	—	—
Equipment finance	631,303	8.0	411,449	8.5	393,027	8.3	—	—	—	—
Total commercial	3,131,028	39.8	2,145,644	44.5	2,076,474	43.7	439,787	18.2	343,307	16.2
Commercial mortgage:
Commercial real estate	2,733,351	34.8	1,458,277	30.3	1,449,052	30.4	969,490	40.2	896,746	42.3
Multi-family	796,030	10.1	384,544	8.0	368,524	7.7	307,547	12.7	175,758	8.3
Acquisition, development & construction	186,398	2.4	96,995	2.0	92,149	1.9	102,494	4.2	144,061	6.8
Total commercial mortgage	3,715,779	47.3	1,939,816	40.3	1,909,725	40.0	1,379,531	57.1	1,216,565	57.4
Residential mortgage	713,036	9.1	529,766	11.0	570,431	12.0	400,009	16.6	350,022	16.5
Consumer	299,517	3.8	200,415	4.2	203,808	4.3	193,571	8.1	209,578	9.9
Total loans	7,859,360	100.0%	4,815,641	100.0%	4,760,438	100.0%	2,412,898	100.0%	2,119,472	100.0%
Allowance for loan losses	(50,145)		(42,374)		(40,612)		(28,877)		(28,282)
Total portfolio loans, net	$7,809,215		$4,773,267		$4,719,826		$2,384,021		$2,091,190

Overview. Net total portfolio loans increased $3,035,948 to $7,809,215 at December 31, 2015 compared to $4,773,267 at December 31, 2014, the increase was due to organic growth and the HVB Merger. At September 30, 2014 the balance was $4,719,826 and increased $2,335,805 compared to $2,384,021 at September 30, 2013, the increase was due to the Provident Merger and organic growth. Prior to fiscal 2014, the Bank’s portfolio loan composition was concentrated in real estate loans, mainly commercial mortgages, residential mortgages and other consumer loans collateralized by real estate. In connection with the Provident Merger, the Bank more evenly balanced its loan portfolio between commercial loans and real estate loans. The HVHC portfolio was more highly concentrated in loans collateralized by real estate. As a result, at December 31, 2015, commercial loans comprised 39.8% of the loan portfolio compared to 44.5% at December 31, 2014 and 43.7% at September 30, 2014. Total commercial mortgage loans comprised 47.3%, 40.3% and 40.0% of the loan portfolio at December 31, 2015, December 31, 2014 and September 30, 2014, respectively.

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

The SCC may also authorize lending authority to individual Bank officers for both single and dual initial approval authority. Other than overdrafts, the only single initial lending authority is for credit scored small business loans up to $250.

We have established a risk rating system for all of our commercial loans (all types of commercial and commercial mortgage loans) other than our small business loans, which are subject to a scoring process. The risk rating system assesses a variety of factors to rank the risk of default and risk of loss associated with the loan. These ratings are assessed by commercial credit personnel who do not have responsibility for loan originations. We determine our maximum loan-to-one-borrower limits based on the rating of the loan and the relative risk associated with the borrower’s portfolio type.

In connection with our residential mortgage and commercial real estate loans, we generally require property appraisals to be performed by independent appraisers who are approved by the Board. Appraisals are then reviewed by the appropriate loan underwriting areas. Under certain conditions, appraisals may not be required for loans under $250 or in other limited circumstances. We also require title insurance, hazard insurance and, if indicated, flood insurance on property securing mortgage loans. Title insurance is not required for consumer loans under $100 thousand, such as home equity lines of credit and homeowner loans and in connection with certain residential mortgage refinances.

Commercial & Industrial Lending. We make various types of secured and unsecured commercial & industrial loans to small and medium-sized businesses in our market area, including loans collateralized by assets, such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and other assets. The terms of these loans generally range from less than one year to seven years. The loans are either structured on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index. At December 31, 2015, commercial loans totaled $3,131,028, or 39.8% of our total loan portfolio.

In the Provident Merger we acquired the following commercial lending businesses:

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

Warehouse Lending. The Bank provides residential mortgage warehouse funding services to mortgage bankers. These loans consist of a line of credit used by the mortgage banker as a form of temporary financing during the period between the closing of a mortgage loan until its sale into the secondary market, which typically lasts from 15 to 30 days. The Bank provides warehouse lines ranging from $5,000 to $60,000. The warehouse lines are collateralized by high quality first mortgage loans, which include mainly conventional Fannie Mae and Freddie Mac, jumbo and FHA loans.

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

Equipment Finance Lending. The Bank offers equipment financing across the United States through direct lending programs, third-party sources and vendor programs. The Bank finances full payout term loans and secured loans for various types of business equipment, generally written on a recourse basis i.e., with personal guarantees of the principals, with terms generally ranging from 24 to 60 months. We acquired $71,219 of equipment finance loans in the HVB Merger.

The above four categories of loans, plus our commercial & industrial loans are referred to as C&I in the discussion below.

Underwriting of a commercial loan is based on an assessment of the willingness and ability of the principal to repay in accordance with the proposed terms, as well as an overall assessment of the risks involved. This includes an evaluation of the principal to determine character and capacity to manage. Personal guarantees of the principals are generally required, with exceptions primarily in the case of certain factored receivables the Bank accepts on a non-recourse basis, as well as in the case of loans made to publicly owned and not-for-profit corporations. In addition to an evaluation of the financial statements of the principal and/or potential borrower, we analyze the adequacy of the primary and secondary sources of repayment to be relied upon in the transaction. Credit agency reports of the credit history of the principal supplement our analysis of creditworthiness. Checking with other banks and trade investigations may also be conducted. Collateral supporting a secured transaction also is analyzed to determine its marketability.

Commercial Real Estate and Multi-Family Lending. We originate real estate loans secured predominantly by first liens on commercial real estate and multi-family properties. The underlying collateral of our commercial real estate loans consists of multi-family properties, retail properties, including shopping centers and strip centers, office buildings, nursing homes, industrial and warehouse properties, hotels, motels, restaurants, and schools. To a lesser extent, we originate commercial real estate loans for medical use, non-profits, gas stations and other categories. We may, from time to time, purchase commercial real estate loan participations. At December 31, 2015, loans secured by commercial real estate and multi-family properties totaled $3,529,381, or 44.9% of our total loan portfolio. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

The majority of our commercial real estate loans have a term of ten years and are structured as (i) five-year fixed rate loans with a rate adjustment for the second five-year period or (ii) as ten-year fixed-rate loans. Amortization on these loans is typically based on 20 to 25 year terms with balloon maturities generally in five or ten years. Interest rates on commercial real estate loans generally range from 200 basis points to 300 basis points above a reference index.

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

Acquisition, Development and Construction (“ADC”) Lending. We originate ADC loans to selected builders in our market area. Since 2011, the Company has deemphasized this lending activity. In connection with the HVB Merger we acquired $73,415 of ADC loans and we currently originate construction loans to well qualified borrowers.

ADC loans help finance the purchase of land intended for further development, including single-family homes, multi-family housing, and commercial income properties. Historically, we have made an acquisition loan before the borrower received approval to develop the land as planned; however, we did not originate any such loans in calendar 2015, the transition period, fiscal 2014 or fiscal 2013 In general, the maximum loan-to-value ratio for a land acquisition loan is 50% of the appraised value of the property, although higher loan-to-value ratios may be allowed for certain borrowers we deem to be lower risk. We also have funded development loans to builders in our market area to finance improvements to real estate, consisting mainly of single-family subdivisions, typically to finance the cost of utilities, roads, sewers and other development costs. Builders generally rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder. The maximum loan amount is generally limited to the cost of the improvements, plus limited approval of soft costs, subject to an overall loan-to-value limitation. In general, we do not originate loans with interest reserves. Advances are made in accordance with a schedule reflecting the cost of the improvements.

We also make construction loans to finance the cost of completing homes on the improved property. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction. Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers, except in cases of owner occupied construction loans. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. We provide permanent mortgage financing on most of our construction loans on income-producing property. Collateral coverage and risk profile are maintained by restricting the number of model or speculative units in each project.

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

Large Credit Relationships. The Company originates and maintains large credit relationships with numerous commercial customers in the ordinary course of business. The Company considers large credit relationships to be those with commitments equal to or in excess of

$10,000, prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to, or in excess of, $10,000. In addition to the Company’s normal policies and procedures related to the origination of large credits, the SCC must approve all new and renewed credit facilities which are part of large credit relationships. The SCC meets regularly, and reviews large credit relationship activity and discusses the current loan pipeline, among other things. The following table provides additional information on the Company’s large credit relationships outstanding:

	Number of Relationships	Period end balances		Average loan balances
		Committed	Outstanding	Committed	Outstanding
Committed amount at:
December 31, 2015
$20.0 million and greater	81	$2,452,488	$1,799,143	$30,278	$22,212
$10.0 million to $19.9 million	118	1,641,117	1,400,932	13,908	11,872

December 31, 2014
$20.0 million and greater	40	$1,129,350	$792,807	$28,234	$19,820
$10.0 million to $19.9 million	83	1,137,672	942,582	13,707	11,356
We review large credit relationships on an ongoing basis. In the qualitative factors portion of our allowance for loan loss calculation we consider the amount of loans in our portfolio that are comprised of loans over $10,000.

Industry concentrations. As of December 31, 2015 and 2014 , there were no concentrations of loans within any single industry in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business. The majority of the Bank’s loans are to borrowers located in the greater New York metropolitan region. The Bank has no foreign loans.

Residential Mortgage Lending. We offer conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage (“ARM”) loans with maturities up to 30 years and maximum loan amounts generally up to $4,000 that are fully amortizing with monthly or bi-weekly loan payments. Our residential mortgage loan portfolio totaled $713,036, or 9.1% of our total loan portfolio at December 31, 2015.

Residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines for loans they designate as acceptable for purchase. Loans that conform to such guidelines are referred to as “conforming loans.” We generally originate fixed-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae and Freddie Mac, which are currently $417 in many locations in the continental U.S. and are $625.5 in high-cost areas such as New York City and surrounding counties. Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%. The Bank operates a residential mortgage banking and brokerage business through our financial centers located in the greater New York metropolitan area. In order to manage our exposure to rising interest rates, we sell the majority of our conforming fixed rate residential mortgage loans in the secondary market to nationally known entities including government sponsored entities such as Fannie Mae and Freddie Mac.

We also originate loans above conforming limits, referred to as “jumbo loans,” which have been underwritten to substantially the same credit standards as conforming loans. We generally originate these loans with the intent to sell, but, in some cases they may be held in our residential mortgage loan portfolio. Our bi-weekly residential mortgage loans result in shorter repayment schedules than conventional monthly mortgage loans, and are repaid through an automatic deduction from the borrower’s savings or checking account. We retained the servicing rights on a portion of loans sold; however, beginning in the fourth calendar quarter of 2013, the majority of loans sold were sold with servicing rights released. As of December 31, 2015, residential mortgage loans serviced for others, excluding loan participations, totaled approximately $204,886. Effective October 1, 2013, we transferred the servicing function for residential mortgage loans we own and service for others to a nationally recognized mortgage loan servicer.

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

We require title insurance on all of our residential mortgage loans, and we also require that borrowers maintain fire and extended coverage or all risk casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the loan balance or the replacement cost of the improvements, but in any event in an amount calculated to avoid the effect of any coinsurance clause. Residential mortgage loans generally are required to have a mortgage escrow account from which disbursements are made for real estate taxes and for hazard and flood insurance.

Consumer Lending. We originate a variety of consumer loans, including homeowner loans, home equity lines of credit, new and used automobile loans, and personal unsecured loans, including fixed-rate installment loans and variable lines of credit. As of December 31, 2015, consumer loans totaled $299,517, or 3.8%, of the total loan portfolio.

We offer fixed-rate, fixed-term second mortgage loans, referred to as homeowner loans, and we also offer adjustable-rate home equity lines of credit secured by junior liens on residential properties. As of December 31, 2015, homeowner loans totaled $19,378, or 0.25%, of our total loan portfolio. The disbursed portion of home equity lines of credit totaled $261,778, or 3.3%, of our total loan portfolio at December 31, 2015, with $137,303 remaining undisbursed.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2015. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Weighted average rates are computed based on the rate of the loan at December 31, 2015.

	Less than one year		One to five years		Over five years		Total
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Commercial loans:
Commercial & industrial	$858,771	4.19%	$488,179	3.95%	$334,754	3.57%	$1,681,704	3.98%
Payroll finance	221,831	10.40	—	—	—	—	221,831	10.40
Warehouse lending	387,808	3.18	—	—	—	—	387,808	3.18
Factored receivables	208,382	4.44	—	—	—	—	208,382	4.44
Equipment financing	17,834	4.63	526,549	4.08	86,920	4.20	631,303	4.11
Total C&I	1,694,626	4.81	1,014,728	4.02	421,674	3.70	3,131,028	4.39
Commercial mortgage:
CRE	247,064	4.54	1,269,970	4.15	1,216,317	4.23	2,733,351	4.22
Multi-family	66,692	4.27	369,627	3.74	359,711	4.09	796,030	3.94
ADC	120,625	4.34	62,247	4.43	3,526	3.09	186,398	4.35
Total commercial mortgage	434,381	4.44	1,701,844	4.07	1,579,554	4.20	3,715,779	4.17
Residential mortgage	3,937	6.64	13,373	3.97	695,726	4.21	713,036	4.22
Consumer	8,427	8.45	7,939	6.47	283,151	3.96	299,517	4.09
Total loans	$2,141,371	4.75%	$2,737,884	4.05%	$2,980,105	4.20%	$7,859,360	4.17%

The following table sets forth the composition of fixed-rate and adjustable-rate loans at December 31, 2015 that are contractually due after December 31, 2016:

	Fixed	Adjustable	Total
Commercial & industrial	$483,739	$339,194	$822,933
Equipment financing	613,469	—	613,469
CRE	1,367,039	1,119,248	2,486,287
Multi-family	352,636	376,702	729,338
ADC	3,733	62,040	65,773
Residential mortgage	402,822	306,277	709,099
Consumer	23,611	267,479	291,090
Total loans	$3,247,049	$2,470,940	$5,717,989
All payroll finance, warehouse lending and factored receivables are contractually due within 12 months.

Delinquent Loans, Troubled Debt Restructuring, Impaired Loans, Other Real Estate Owned and Classified Assets
Loan Portfolio Delinquencies. The following table sets forth certain information on our loan portfolio delinquencies at the dates indicated:

	Loans delinquent for
	30-89 Days		90 days or more still accruing & non-accrual		Total
	Number	Amount	Number	Amount	Number	Amount
At December 31, 2015:
Commercial & industrial	76	$40,440	37	$10,629	113	$51,069
Payroll finance	2	349	2	88	4	437
Factored receivables	—	—	2	220	2	220
Equipment finance	17	2,603	16	1,644	33	4,247
CRE	15	9,938	46	20,742	61	30,680
Multi-family	1	2,485	5	1,717	6	4,202
ADC	—	—	7	3,783	7	3,783
Residential mortgage	28	6,911	91	19,680	119	26,591
Consumer	64	5,270	93	7,908	157	13,178
	203	$67,996	299	$66,411	502	$134,407
At December 31, 2014:
Commercial & industrial	56	$7,156	15	$5,035	71	$12,191
Payroll finance	—	—	3	115	3	115
Factored receivables	—	—	2	244	2	244
Equipment finance	2	726	4	240	6	966
CRE	32	13,306	46	11,738	78	25,044
Multi-family	1	317	3	428	4	745
ADC	7	851	7	6,413	14	7,264
Residential mortgage	28	3,910	94	16,259	122	20,169
Consumer	50	2,717	77	6,170	127	8,887
	176	$28,983	251	$46,642	427	$75,625
At September 30, 2014:
Commercial & industrial	15	$9,359	8	$4,324	23	$13,683
Payroll finance	1	99	2	346	3	445
Factored receivables	—	—	2	370	2	370
Equipment finance	2	851	1	262	3	1,113
CRE	6	4,281	36	10,966	42	15,247
Multi-family	—	—	2	131	2	131
ADC	1	56	21	12,361	22	12,417
Residential mortgage	41	6,059	97	16,460	138	22,519
Consumer	48	4,574	61	5,743	109	10,317
Total	114	$25,279	230	$50,963	344	$76,242
At September 30, 2013:
C&I	5	$180	8	$789	13	$969
CRE	8	4,335	26	8,769	34	13,104
ADC	2	768	11	5,420	13	6,188
Residential Mortgage	6	621	52	9,316	58	9,937
Consumer	14	566	28	2,612	42	3,178
Total	35	$6,470	125	$26,906	160	$33,376
At September 30, 2012:
C&I	7	$237	2	$344	9	$581
CRE	7	1,875	30	10,453	37	12,328
ADC	9	7,067	29	15,404	38	22,471
Residential mortgage	10	1,352	56	11,314	66	12,666
Consumer	22	1,816	21	2,299	43	4,115
Total	55	$12,347	138	$39,814	193	$52,161

Collection Procedures for Residential and Commercial Mortgage Loans and Consumer Loans. A late payment notice is generated after the 16th day of the loan payment due date requesting the payment due plus any late charge assessed. Legal action, notwithstanding ongoing collection efforts, is generally initiated 90 days after the original due date for failure to make payment. Unsecured consumer loans are generally charged-off after 120 days. For commercial loans, procedures vary depending on individual circumstances.

Past Due, Non-Performing Loans, Non-Performing Assets (Risk Elements). The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	December 31,		September 30,
	2015	2014	2014	2013	2012
Non-accrual loans:
Commercial & industrial	$10,142	$4,975	$4,324	$500	$344
Factored receivables	220	244	370	—	—
Equipment finance	1,644	240	262	—	—
CRE	20,742	11,286	10,445	5,573	7,319
Multi-family	1,717	272	131	1,622	1,496
ADC	3,700	6,413	12,361	5,420	15,404
Residential mortgage	19,680	16,259	15,926	7,484	9,051
Consumer	7,892	6,170	5,743	2,208	1,830
Accruing loans past due 90 days or more	674	783	1,401	4,099	4,370
Total non-performing loans	66,411	46,642	50,963	26,906	39,814
OREO	14,614	5,867	7,580	6,022	6,403
Total non-performing assets	$81,025	$52,509	$58,543	$32,928	$46,217
TDRs accruing and not included above	$13,701	$17,261	$17,653	$23,895	$14,077
Ratios:
Non-performing loans to total loans	0.84%	0.97%	1.07%	1.12%	1.87%
Non-performing assets to total assets	0.68	0.71	0.80	0.81	1.15

Loans are reviewed on a regular basis and are placed on non-accrual status upon the earlier of (i) when full payment of principal or interest is in doubt; or (ii) when either principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed against interest income. Interest payments received on non-accrual loans are generally applied to the principal balance of the outstanding loan. However, based on an assessment of the borrower’s financial condition and payment history, an interest payment may be applied to interest income on a cash basis. Appraisals are performed at least annually on classifieds loans. At December 31, 2015, we had non-accrual loans of $65,737, and we had $674 of loans 90 days past due and still accruing interest which were well secured and in the process of collection. At December 31, 2014 non-accrual loans were $45,859 and we had $783 of loans 90 days past due and still accruing interest. At September 30, 2014, we had non-accrual loans of $49,562 and $1,401 of loans 90 days past due and still accruing interest.

Non-performing loans (“NPLs”) increased $19,769 at December 31, 2015 to $66,411 compared to $46,642 at December 31, 2014. The increase was mainly due to the HVB Merger. At December 31, 2015, purchase credit impaired loans acquired in the HVB Merger and Provident Merger included in the non-performing totals above were $20,025. This was the primary factor contributing to the increase in C&I, CRE and residential mortgage NPLs between the periods. See additional information regarding purchase credit impaired loans below.

At December 31, 2014 NPLs declined $4,321 to $46,642 from $50,963 at September 30, 2014. The decline was mainly due to the resolution of an ADC loan that had shown sustained performance for an extended period of time and was returned to accrual status during the transition period.

At September 30, 2014, NPLs increased $24,057 to $50,963 compared to $26,906 at September 30, 2013 mainly due to non-performing loans acquired in the Provident Merger. Included in this increase were $3,763 of loans that were identified as purchased credit impaired loans, of which $1,523 were commercial & industrial loans, $2,101 were residential mortgage loans and $139 were CRE loans. NPLs in the ADC portfolio increased by $6,941 in fiscal 2014 to $12,361; the increase consisted of three loans which are well secured and one loan which performed as expected in fiscal 2014 and was returned to accrual status.

Residential mortgage NPLs increased $3,421 in calendar 2015 to $19,680 compared to $16,259 at December 31, 2014. The increase was mainly due to non-accrual loans acquired in the HVB Merger. Residential mortgage NPLs increased $333 in the transition period after increasing $8,442 in fiscal 2014. The level of our residential mortgage NPLs is mainly attributed to the extended period of time necessary to foreclose on residential mortgages in New York state. In fiscal 2014, we outsourced all residential mortgage servicing activities to a third-party vendor. This outsourcing relationship has allowed us to better service our residential mortgage portfolio and manager our loan servicing operating expenses.

Troubled Debt Restructuring. The Company has formally modified loans to certain borrowers who experienced financial difficulty. If the terms of the modification include a concession, as defined by GAAP, the loan is considered a troubled debt restructuring (“TDR”), which are also considered impaired loans. Nearly all of these loans are secured by real estate. Total TDRs were $22,292 at December 31, 2015, of which $8,591 were non-accrual, $13,047 were current and performing according to terms and accruing interest income, and $654 were 30 to 89 days past due. A TDR accruing interest income is a loan that at the time of modification, was not in non-accrual status and is continuing to perform in accordance with the terms of the modification, or a loan that had been placed on non-accrual that has demonstrated a period of satisfactory performance after modification, generally at least six months. Loan modifications include actions such as extension of maturity date or the lowering of interest rates and monthly payments. As of December 31, 2015, there were no commitments to lend additional funds to borrowers with loans that have been modified.

Other Real Estate Owned. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO until such time as it is sold. In addition, financial centers that were closed or consolidated due to the Provident Merger that are held for sale are also classified as OREO. When real estate is transfered to OREO, it is recorded at the lower of our investment in the loan/asset or fair value less cost to sell. If the fair value less cost to sell is less than the loan balance, the difference is charged against the allowance for loan losses. If the fair value of a financial center that we hold for sale is less than its prior carrying value, we recognize a charge included in other operating expense to reduce the recorded value of the investment to fair value, less costs to sell. At December 31, 2015, we had OREO properties with a recorded balance of $14,614. After transfer to OREO, we regularly update the fair value of the property. Subsequent declines in fair value are charged to current earnings and included in other non-interest expense as part of OREO expense.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality such as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets is not warranted and are charged-off. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as “special mention”. As of December 31, 2015, we had $68,003 of assets designated as “special mention”.

Our determination as to the classification of our assets and the amount of our loan loss allowance are subject to review by our regulators, which can order the establishment of an additional valuation allowance. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets at December 31, 2015, classified assets consisted of loans of $130,378 and OREO of $14,614.

For the year ended December 31, 2015, gross interest income that would have been recorded had the non-accrual loans at the end of calendar 2015 remained on accrual status throughout the period amounted to approximately $2,466. Interest income actually recognized on such loans totaled $336.

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

We maintain our allowance for loan losses at a level that the Company believes is adequate to absorb probable losses inherent in the existing loan portfolio based on an evaluation of the collectibility of loans, underlying collateral, geographic and other concentrations, and prior loss experience. We use a risk rating system for all commercial loans, including commercial real estate loans, to evaluate the adequacy of the allowance for loan losses. With this system, each loan, with the exception of those included in large groups of smaller-

balance homogeneous loans, is risk rated between one and ten, by credit administration, loan review or loan committee, with one being the best case and ten being a loss or the worst case. Loans with risk ratings between seven and nine are monitored more closely by the credit administration team and when measured for impairment, if impairment is found that portion is charged-off against the allowance for loan losses. We calculate an average historical loss experience by loan type that is a twelve quarter average for commercial loans and eight quarter average for consumer loans. To the loss experience, we apply individual qualitative loss factors that result in an overall loss factor at an appropriate level for the allowance for loan losses for a particular loan type. These qualitative loss factors are determined by management, based on historical loss experience for the applicable loan category, and are adjusted to reflect our evaluation of:

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

The allowance for loan losses also includes an element for estimated probable but undetected losses. We analyzes loans by two broad segments or classes: real estate secured loans and loans that are either unsecured or secured by other collateral. The segments or classes considered real estate secured are: residential mortgage loans; CRE loans; multi-family loans; ADC loans; homeowner loans; and home equity lines of credit. The segments or classes considered unsecured or secured by other than real estate collateral are: C&I loans, which includes asset based loans; payroll finance loans; warehouse lending; factored receivables; equipment finance loans; business banking C&I loans and consumer loans. In all segments or classes, significant loans are reviewed for impairment once they are placed in a non-accrual status or are assessed as a TDR. Generally we consider a homogeneous residential mortgage loan or home equity line of credit to be significant if our investment in the loan is greater than $500. If a loan is deemed to be impaired in one of the real estate secured segments, and it is anticipated that our ultimate source of repayment will be through foreclosure and sale of the underlying collateral, it is generally considered collateral dependent. If the value of the collateral securing a collateral dependent impaired loan is less than the carrying value of the loan, a charge-off is recognized equal to the difference between the value of the collateral and the book value of the loan. In addition, included in impairment losses are amounts recognized for estimated costs to hold and to liquidate the collateral. These costs to hold and liquidate are generally in the range of 22% and are applied to all loans collateralized by real estate.

For loans in the consumer segment, we charge-off the full amount of the loan when it becomes 90 to 120 days or more past due, or earlier in the case of bankruptcy, after giving effect to any cash or marketable securities pledged as collateral for the loan. For C&I loans we conduct a cash flow projection, and charge-off the difference between the net present value of the cash flows discounted at the effective note rate and the carrying value of the loan, and may recognize an additional charge-off amount to account for the imprecision of our estimates.

ADC lending exposes us to greater credit risk than permanent mortgage financing. The repayment of ADC loans often depends on the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. ADC loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. All of these factors are considered as part of the underwriting, structuring and pricing of the loan. We have deemphasized acquisition and development loans, and make construction loans to well qualified borrowers.

CRE loans subject us to the risks that the property securing the loan may not generate sufficient cash flow to service the debt or the borrower may use the cash flow for other purposes. In addition, the foreclosure process, if necessary, may be slow and properties may deteriorate in the process. The market values are also subject to a wide variety of factors, including general economic conditions, industry specific factors, environmental factors, interest rates and the availability and terms of credit.

Commercial & industrial lending also exposes us to risk because repayment depends on the successful operation of the business which is subject to a wide range of risks and uncertainties. In addition, the ability to successfully liquidate collateral, if any, is subject to a variety of risks because we must gain control of assets used in the borrower’s business before liquidating, which we cannot be assured of doing, and the value in liquidation may be uncertain.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	For the year ended	For the three months ended	For the fiscal year ended
	December 31,	December 31,	September 30,
	2015	2014	2014	2013	2012
Balance at beginning of period	$42,374	$40,612	$28,877	$28,282	$27,917
Charge-offs:
Commercial & industrial	(1,575)	(733)	(2,901)	(1,354)	(1,526)
Payroll finance	(406)	—	(758)	—	—
Factored receivables	(291)	—	(211)	—	—
Equipment finance	(3,423)	—	(1,074)	—	—
CRE	(1,695)	(172)	(741)	(3,285)	(2,682)
Multi-family	(17)	—	(418)	(440)	(25)
ADC	—	(488)	(1,479)	(3,422)	(4,124)
Residential mortgage	(1,251)	(310)	(963)	(2,547)	(2,551)
Consumer	(2,360)	(203)	(786)	(2,009)	(1,901)
Total charge-offs	(11,018)	(1,906)	(9,331)	(13,057)	(12,809)
Recoveries:
Commercial & industrial	1,720	638	1,073	410	1,116
Payroll finance	35	—	—	—	—
Factored receivables	60	—	9	—	—
Equipment finance	825	—	194	—	—
CRE	148	1	161	567	528
Multi-family	9	—	92	10	—
ADC	52	—	—	182	299
Residential mortgage	92	2	323	101	356
Consumer	148	27	114	232	263
Total recoveries	3,089	668	1,966	1,502	2,562
Net charge-offs	(7,929)	(1,238)	(7,365)	(11,555)	(10,247)
Provision for loan losses	15,700	$3,000	19,100	12,150	10,612
Balance at end of period	$50,145	$42,374	$40,612	$28,877	$28,282
Ratios:
Net charge-offs to average loans outstanding	0.13%	0.10%	0.24%	0.52%	0.56%
Allowance for loan losses to NPLs	90.8	90.8	80.0	107.0	71.0
Allowance for loan losses to total loans	0.64	0.88	0.85	1.20	1.33

The allowance for loan losses increased from $42,374 at December 31, 2014 to $50,145 at December 31, 2015 as the provision for loan losses exceeded net charge-offs by $7,771 in the period. The increase in the allowance was mainly due to the increase in the loan portfolio. Net charge-offs to average loans outstanding were 0.13% for calendar 2015. The allowance for loan losses at December 31, 2015 represented 90.8% of non-performing loans and 0.64% of the total loan portfolio. Net charge-offs for the transition period were $1,238, or 0.10% of average loans on an annualized basis. Net charge-offs to average loans outstanding were 0.24% for fiscal 2014 compared to 0.52% for fiscal 2013. The decrease in net charge-offs as a percentage of average loans between fiscal 2014 and fiscal 2013 was mostly due to improved collateral values and performance in our CRE and ADC loan portfolios.

Provision for Loan Losses. We recorded $15,700 in loan loss provision for calendar 2015 compared to $19,100 in fiscal 2014 and $12,150 in fiscal 2013. Provision for loan loss expense in 2015 mainly reflected the amount we added to the allowance for loan losses for organic loan growth and for loans acquired in the HVB Merger that were initially recorded at fair value and in accordance with GAAP that did not carry an allowance for loan losses at the acquisition date, but have since been renewed or otherwise transitioned into our allowance for loan loss analysis. The decline in provision expense in calendar 2015 compared to fiscal 2014 was due to the loans acquired in the Provident Merger. The loans acquired in the Provident Merger included specialty finance loans, the majority of which were incorporated into our allowance for loan loss analysis within a 12 month period. The loans acquired in the HVB Merger were more concentrated in real estate and are being incorporated into our allowance for loan losses analysis over a longer period of time. The increase of $6,950 in fiscal 2014 compared to fiscal 2013 reflected loans acquired in the Provident Merger that were initially recorded at fair value and in accordance with GAAP, did not carry an allowance for loan losses at the acquisition date. In the transition period and in fiscal 2014, we recorded provision for loan losses as a result of organic loan growth and loans acquired in the Provident Merger that had been renewed since the merger date.

Our historical loan loss experience indicates classified loans, which are those rated substandard or worse, require higher levels of provision and allowance for loan losses than loans that are not classified. Classified loans increased to $130,378 in calendar 2015 from $74,901 at December 31, 2014. This $55,477 increase was primarily comprised of increases in C&I loans and CRE loans. The increase in CRE loans was mainly due to the HVB Merger. The increase in classified C&I loans was mainly due to one taxi medallion relationship. Special mention loans increased from $31,318 to $68,003 primarily due to the HVB Merger.

Taxi Medallion Loans. At December 31, 2015, we had $61,950, or 0.79%, of total portfolio loans collateralized by taxi medallions. New York City taxi medallion loans collateralized $56,780, or 91.7% of tax medallion loans, the remainder are collateralized by Newark, NJ and Chicago, IL taxi medallions. In the fourth quarter of 2015, we downgraded one of our four taxi medallion borrower relationships in the amount of $24,032 to substandard. We are closely monitoring the collateral values, cash flows and performance of these loans.

Impaired Loans. A loan is impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loan values are based on one of three measures: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is less than its recorded investment, the Bank’s practice is to write-down the loan against the allowance for loan losses so the recorded investment matches the impaired value of the loan. Impaired loans generally include a portion of non-performing loans and accruing and performing TDR loans. At December 31, 2015, we had $28,372 in impaired loans compared to $31,023 at December 31, 2014, $36,208 at September 30, 2014 and $36,821 at September 30, 2013. The decline between December 31, 2015 and December 31, 2014 of $2,651, was principally due to a decline of $2,955 in impaired ADC loans. This decline in impaired ADC loans was mainly due to one relationship in which we charged-off and transferred a portion of the collateral to OREO. The decline of $5,185 between December 31, 2014 and September 30, 2014 was mainly due to a decline in impaired ADC loans, which was the result of the return to accrual status of a previously impaired loan relationship. The balance of impaired loans was relatively unchanged between September 30, 2014 and September 30, 2013 as impaired loans acquired in the Provident Merger were offset by the resolution of existing impaired loans.

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

Purchased Credit Impaired (“PCI”) Loans. A PCI loan is an acquired loan that has demonstrated evidence of deterioration in credit quality subsequent to origination. As of December 31, 2015, the balance of PCI loans was $85,293 and included PCI loans acquired in the HVB Merger and Provident Merger of $20,025, which are accounted for under the cost-recovery method and were included in our non-accrual loan totals above. The remaining $65,268 of PCI loans are accounted for under applicable guidance which results in an accretable yield that represents the amount of expected cash flows that exceeds the initial investment in the loan. The balance of PCI loans was $3,415 at December 31, 2014 and consisted of loans acquired in the Provident Merger. See the tables of loans evaluated for impairment by segment and changes in accretable yield for PCI loans in Note 4. “Portfolio Loans” in the notes to consolidated financial statements for additional information.

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

	December 31,						September 30,
	2015			2014			2014
	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans
Commercial & industrial	$13,262	$1,681,704	21.4%	$11,027	$1,244,555	25.8%	$9,536	$1,164,537	24.5%
Payroll finance	1,936	221,831	2.8	1,506	154,229	3.2	1,379	145,474	3.1
Warehouse lending	589	387,808	4.9	608	173,786	3.6	630	192,003	4.0
Factored receivables	1,457	208,382	2.7	1,205	161,625	3.4	1,294	181,433	3.8
Equipment finance	4,925	631,303	8.0	2,569	411,449	8.5	2,621	393,027	8.3
CRE	13,861	2,733,351	34.8	10,121	1,458,277	30.3	10,844	1,449,052	30.4
Multi-family	2,741	796,030	10.1	2,111	384,544	8.0	1,867	368,524	7.7
ADC	2,009	186,398	2.4	2,987	96,995	2.0	2,120	92,149	1.9
Residential mortgage	5,007	713,036	9.1	5,843	529,766	11.0	5,837	570,431	12.0
Consumer	4,358	299,517	3.8	4,397	200,415	4.2	4,484	203,808	4.3
Total	$50,145	$7,859,360	100.0%	$42,374	$4,815,641	100.0%	$40,612	$4,760,438	100.0%

	September 30,
	2013			2012
	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans
C&I	$5,302	$434,932	18.0%	$4,603	$343,307	16.2%
Warehouse lending	—	4,855	0.2	—	—	—
CRE	7,567	969,490	40.2	5,754	896,746	42.3
Multi-family	2,400	307,547	12.7	1,476	175,758	8.3
ADC	5,806	102,494	4.2	8,526	144,061	6.8
Residential mortgage	4,474	400,009	16.6	4,359	350,022	16.5
Consumer	3,328	193,571	8.1	3,564	209,578	9.9
Total	$28,877	$2,412,898	100.0%	$28,282	$2,119,472	100.0%

Loans acquired through merger or acquisition were recorded at fair value with no allowance for loan losses at the acquisition date. Since the date of acquisition, as these acquired loans are renewed, or replaced through organic loan growth, they become loans subject to our allowance for loan loss. The allowance for loan losses at December 31, 2015 increased $7,771 to $50,145 compared to $42,374 at December 31, 2014. The increase is due to growth in the loan portfolio, and the increase from acquired loans that are now covered by our allowance for loan losses. At December 31, 2015, the allowance allocated to total C&I loans was $22,169, or 44.2% of the allowance for loan losses, compared to $16,915, or 39.9% of the allowance for loan losses at December 31, 2014 and $15,460 or 38.1% of the allowance for loan losses at September 30, 2014. Prior to the Provident Merger, as a savings and loan holding company, our loans were mainly collateralized by real estate. The increase in the allowance for loan losses allocated to C&I loans reflects mainly the increase in C&I loans as a percentage of the total loan portfolio.

CRE, multi-family and ADC loans represented 47.3% of the total loan portfolio at December 31, 2015 compared to 40.3% of the loan portfolio at December 31, 2014 and 40.0% at September 30, 2014. The allowance for loans collateralized by commercial real estate was $18,611, or 37.1% of the allowance, at December 31, 2015 compared to $15,219, or 35.9% of the allowance at December 31, 2014. At September 30, 2014, the allowance for loans collateralized by commercial real estate was $14,831, or 36.5% of the allowance.

In general, the allowance for loan losses has become more heavily weighted towards C&I and CRE loans as we have emphasized loan growth in those areas and deemphasized loan growth in residential mortgage and consumer lending. The growth in residential mortgage and consumer loans in 2015 was mainly due to the HVB Merger and these loans, like most of the C&I and CRE loans, are covered by remaining purchase accounting valuation allowances established at the date of acquisition. At December 31, 2015, there was $41,383 of purchase accounting valuation allowances that reduced the carrying value of loans acquired in prior acquisitions compared to $6,034 of such valuation allowances at December 31, 2014. See Note 5. “Allowance for Loan Losses” to the consolidated financial statements included elsewhere in this Report for additional information regarding total valuation allowances held against our portfolio loans.

Investment Securities

Available for Sale Portfolio. The following table sets forth the composition of our available for sale securities portfolio at the dates indicated.

	December 31, 2015		December 31, 2014		September 30, 2014
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
Residential MBS:
Agency-backed	$1,222,912	$1,217,862	$528,818	$533,663	$477,003	$477,705
CMO/Other MBS	79,430	78,373	85,619	84,838	115,395	114,145
Total residential MBS	1,302,342	1,296,235	614,437	618,501	592,398	591,850
Other securities:
Mutual fund	8,781	8,790	—	—	—	—
Federal agencies	85,124	84,267	150,623	147,156	158,114	152,814
Corporate bonds	321,630	314,188	206,267	204,831	195,547	192,839
State and municipal	187,399	189,035	129,576	132,065	131,715	134,898
Trust preferred	27,928	28,517	37,687	38,293	37,684	38,412
Total other securities	630,862	624,797	524,153	522,345	523,060	518,963
Total available for sale securities	$1,933,204	$1,921,032	$1,138,590	$1,140,846	$1,115,458	$1,110,813

Held to Maturity Portfolio. The following table sets forth the composition of our held to maturity securities portfolio at the dates indicated.

	December 31, 2015		December 31, 2014		September 30, 2014
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
Residential MBS:
Agency-backed	$252,760	$253,403	$138,589	$141,350	$142,329	$143,586
CMO/Other MBS	49,842	49,310	60,166	59,660	62,690	61,495
Total residential MBS	302,602	302,713	198,755	201,010	205,019	205,081
Other securities:
Federal agencies	104,135	105,958	136,618	140,398	136,413	138,085
State and municipal	285,813	295,006	231,964	239,588	232,643	239,334
Corporate bonds	25,241	25,052	—	—	—	—
Other	5,000	5,350	5,000	5,350	5,000	5,338
Total other securities	420,189	431,366	373,582	385,336	374,056	382,757
Total held to maturity securities	$722,791	$734,079	$572,337	$586,346	$579,075	$587,838
Overview. The Board’s Enterprise Risk Committee oversees our investment program and evaluates our investment policy and objectives. Our Chief Financial Officer, Chief Executive Officer, Chief Investment Officer/Treasurer and certain other senior officers have the authority to purchase and sell securities within specific guidelines established in the investment policy. In addition, a summary of all transactions is reviewed by the Board at least quarterly.

Our objective for the investment securities is to maintain a high quality, liquid investment securities with a structure and duration profile designed to limit the impact of a rising interest rate environment on the fair value of the portfolio. The investment portfolio provides for flexibility in interest rate risk management and additional liquidity, in addition to contributing to our overall earnings. Investment securities are also utilized for pledging purposes as collateral for borrowings from FHLB, municipal deposits, and other borrowings. We regularly evaluate the portfolio within the context of our balance sheet optimization strategy of maintaining a prudent liquidity position while producing growth in earnings and attractive returns on equity and assets. We evaluate the portfolio’s size, risk and duration on a daily basis. At December 31, 2015, investment securities represented 22.1% of total assets compared to 23.1% at December 31, 2014 and 23.0% at September 30, 2014. Our goal is to achieve and maintain the investment portfolio at 18.0% to 20.0% of total assets over time.

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

Investment portfolio activity. At December 31, 2015, the carrying value of investment securities was $2,643,823, an increase of $930,640, or 54.3%, compared to December 31, 2014. In the HVB Merger, we acquired investment securities with a fair value of $713,842. The investment portfolio increased $23,295 at December 31, 2014 compared to September 30, 2014.

Portfolio Maturities and Yields. The following table summarizes the composition, maturities and weighted average yield of our investment securities portfolio at December 31, 2015. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax equivalent basis.

	1 Year or Less		1-5 years		5-10 years		10 years or more		Total
	Amortized cost	Yield	Amortized cost	Yield	Amortized cost	Yield	Amortized cost	Yield	Amortized cost	Fair Value	Yield
Available for sale:
Residential MBS:
Agency-backed	$—	—%	$12,926	4.37%	$78,982	2.62%	$1,131,004	2.66%	$1,222,912	$1,217,862	2.67%
CMO/Other MBS	—	—	1,464	4.50	8,355	2.33	69,611	2.40	79,430	78,373	2.43
Residential MBS	—	—	14,390	4.38	87,337	2.59	1,200,615	2.64	1,302,342	1,296,235	2.66
Federal agencies	2,500	0.58	82,624	1.43	—	—	—	—	85,124	84,267	1.40
Corporate	—	—	119,954	3.93	201,676	4.30	—	—	321,630	314,188	4.16
State and municipal	15,629	2.93	99,905	3.00	51,296	3.17	20,569	3.31	187,399	189,035	3.07
Trust preferred	—	—	—	—	—	—	27,928	6.56	27,928	28,517	6.56
Other	8,781	—	—	—	—	—	—	—	8,781	8,790	—
Total	$26,910	1.75%	$316,873	3.01%	$340,309	3.69%	$1,249,112	2.74%	$1,933,204	$1,921,032	2.94%

Held to maturity:
Residential MBS:
Agency-backed	$—	—%	$14,563	3.00%	$28,236	2.94%	$209,961	2.83%	$252,760	$253,403	2.85%
CMO/Other MBS	—	—	—	—	—	—	49,842	1.92	49,842	49,310	1.92
Residential MBS	—	—	14,563	3.00	28,236	2.94	259,803	2.66	302,602	302,713	2.70
Federal agencies	—	—	33,655	1.60	70,480	2.05	—	—	104,135	105,958	1.90
Corporate	—	—	5,240	5.88	20,001	4.99	—	—	25,241	25,052	5.18
State and municipal	11,725	2.68	2,897	2.84	136,153	3.38	135,038	4.06	285,813	295,006	3.67
Other	250	1.23	4,500	3.19	250	3.77	—	—	5,000	5,350	3.12
Total	$11,975	2.65%	$60,855	2.48%	$255,120	3.09%	$394,841	3.13%	$722,791	$734,079	3.06%

Mortgage-Backed Securities. Mortgage-backed securities (“MBS”) are created by pooling mortgages and issuing a security collateralized by the pool of mortgages with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although most of our mortgage-backed securities are collateralized by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as us, and guarantee the payment of principal and interest to these investors. Investments in mortgage-backed securities involve a risk in addition to the guarantee of repayment of principal outstanding that actual prepayments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield and duration of such securities. We review prepayment estimates for our mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates, and to determine the yield and estimated maturity of the mortgage-backed securities portfolio. Periodic reviews of current prepayment speeds are performed in order to ascertain whether prepayment estimates require modification that would cause amortization or accretion adjustments.

A portion of our mortgage-backed securities portfolio is invested in collateralized mortgage obligations (“CMOs”), including Real Estate Mortgage Investment Conduits (“REMICs”), backed by Fannie Mae, Freddie Mac and Ginnie Mae. CMOs and REMICs are types of debt securities issued by special-purpose entities that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. Our practice is to limit fixed-rate CMO investments primarily to the early-to-intermediate tranches, which have the greatest cash flow stability. Floating rate CMOs are purchased with an emphasis on the relative trade-offs between lifetime rate caps, prepayment risk, and interest rates.

Government and Agency Securities. While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes and as collateral for borrowings and municipal deposits.

Corporate Bonds. Corporate bonds have a higher risk of default due to potential for adverse changes in the creditworthiness of the issuer. In recognition of this risk, our policy limits investments in corporate bonds to securities with maturities of ten years or less and rated “BBB-” or better by at least one nationally recognized rating agency at time of purchase, and to a transaction size of no more than $20,000 per issuer. Our total corporate bond portfolio limit is the lesser of 5% of total assets or 75% of Tier 1 capital.

State and Municipal Bonds. The investment policy limits municipal bonds to securities with maturities of 20 years or less and rated as investment grade by at least one nationally recognized rating agency at the time of purchase. However, we also purchase securities that are issued by local government entities within our service area. Such local entity obligations generally are not rated, and are subject to internal credit reviews. In addition, the policy generally imposes a transaction limit of $10,000 per municipal issuer and a total municipal bond portfolio limit the lesser of of 10% of assets or 100% of Tier 1 capital. At December 31, 2015, we did not hold any obligations that were rated less than “A-” as available for sale.

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

Deposits
The following table sets forth the distribution of average deposit accounts by account category and the average rates paid at the dates indicated.

	For the year ended		For the three months ended		For the fiscal year ended
	December 31, 2015		December 31, 2014		September 30, 2014		September 30, 2013
	Average balance	Rate	Average balance	Rate	Average balance	Rate	Average balance	Rate
Non-interest bearing demand	$2,332,814	—%	$1,626,341	—%	$1,580,108	—%	$646,373	—%
Interest bearing demand	1,128,667	0.19	756,217	0.09	706,160	0.08	466,110	0.08
Savings	871,339	0.27	685,142	0.24	622,414	0.14	572,246	0.17
Money market	2,286,376	0.43	1,817,091	0.35	1,458,852	0.35	819,442	0.30
Certificates of deposit	520,139	0.61	457,996	0.54	554,396	0.44	352,469	0.60
Total interest bearing deposits	4,806,521	0.36	3,716,446	0.30	3,341,822	0.27	2,210,267	0.27
Total deposits	$7,139,335	0.24%	$5,342,787	0.21%	$4,921,930	0.18%	$2,856,640	0.21%

Average deposits for calendar 2015 were $7,139,335 and increased $2,217,405 compared to fiscal 2014. The increase was due to the HVB Merger and organic growth generated by our commercial banking teams. The increase of $2,065,290 in average deposits between fiscal 2014 and fiscal 2013 was mainly due to the Provident Merger. Average deposits for the transition period were $5,342,787, an increase of $420,857 compared to $4,921,930 in fiscal 2014. The increase in the average balance of deposits was mainly a result of the timing of the Provident Merger, seasonality in our municipal banking business, and organic growth generated by our commercial banking teams. The average cost of interest bearing deposits was 0.36% for the calendar 2015, 0.30% in the transition period and 0.27% during fiscal 2014 and fiscal 2013. The average cost of total deposits was 0.24% for calendar 2015, 0.21% in the transition period, 0.18% in fiscal 2014 and 0.21% in fiscal 2013.

Distribution of Deposit Accounts by Type. The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	December 31, 2015		December 31, 2014		September 30, 2014
	Amount	%	Amount	%	Amount	%
Non-interest bearing demand	$2,936,980	34.2%	$1,481,870	28.4%	$1,799,685	34.0%
Interest bearing demand	1,274,417	14.9	747,667	14.3	766,852	14.5
Savings	943,632	11.0	711,509	13.7	698,443	13.2
Money market	2,819,788	32.9	1,790,435	34.4	1,595,803	30.1
Subtotal	7,974,817	92.9	4,731,481	90.8	4,860,783	91.8
Certificates of deposit	605,190	7.1	480,844	9.2	437,871	8.2
Total deposits	$8,580,007	100.0%	$5,212,325	100.0%	$5,298,654	100.0%

The following table presents the proportion of each component of total deposits for the periods presented:

	December 31, 2015	December 31, 2014	September 30, 2014
Retail and business deposits	76.1%	77.6%	77.1%
Municipal deposits	13.3	16.9	18.7
Wholesale deposits	10.6	5.5	4.2
	100.0%	100.0%	100.0%

As of December 31, 2015, December 31, 2014 and September 30, 2014, we had $1,140,206, $883,350, and $992,761 respectively, in municipal deposits. Municipal deposits experience seasonality associated with school district tax collections and typically peak at September 30 each year and gradually return to more normalized levels over the fourth quarter. Wholesale deposits were $427,029, $284,684, and $220,711 at December 31, 2015, December 31, 2014 and September 30, 2014, respectively. Wholesale deposits consist of brokered deposits and deposits acquired through listing services.

Certificates of Deposit by Interest Rate Range. The following table sets forth information concerning certificates of deposit by interest rate range at the dates indicated.

	At December 31, 2015
	Period to maturity
	1 year or less	1-2 years	2-3 years	3 years or more	Total	% of total	December 31, 2014	September 30, 2014
Interest rate range:
1.00% and below	$453,573	$14,051	$8,658	$7,429	$483,711	79.9%	$403,242	$352,093
1.01% to 2.00%	40,386	61,673	11,811	7,326	121,196	20.0	72,332	75,927
2.01% to 3.00%	283	—	—	—	283	0.1	4,412	6,615
3.01% to 4.00%	—	—	—	—	—	—	857	3,235
4.01% to 5.00%	—	—	—	—	—	—	1	1
Total	$494,242	$75,724	$20,469	$14,755	$605,190	100.0%	$480,844	$437,871

Certificates of Deposit by Time to Maturity. The following table sets forth certificates of deposit by time remaining until maturity as of December 31, 2015.

	Period to maturity
	3 months or less	3-6 months	6-12 months	Over 12 months	Total	Rate
Certificates of deposit less than $100,000	$53,014	$31,604	$33,690	$22,104	$140,412	0.44%
Certificates of deposit $100,000 or more	221,712	72,118	82,104	88,844	464,778	0.64
	$274,726	$103,722	$115,794	$110,948	$605,190	0.60%

Brokered Deposits. We utilize brokered deposits on a limited basis and maintain limits for the use of wholesale deposits and other short-term funding in general to be less than 10% of total assets. Most of the brokered deposit funding maintained by the Bank has a maturity to coincide with the anticipated inflows of deposits through municipal tax collections.

Listed below are our brokered deposits:

	December 31,		September 30,
	2015	2014	2014
Money market	$152,180	$75,462	$84,022
Reciprocal CDARs [1]	169,958	6,666	34,017
CDARs one way	106,647	86,530	3,028
Total brokered deposits	$428,785	$168,658	$121,067

[1]
Certificate of deposit account registry service, reciprocal CDARs represent deposits in which a core deposit client of our Bank has elected to diversify their deposits between us and other financial institutions. However, we maintain full control over the client relationship and deposit pricing. We consider reciprocal CDARs core deposits.

Short-term Borrowings. Our primary source of short-term borrowings (which include borrowings with a maturity less than one year) are advances from the Federal Home Loan Bank of New York. Short-term borrowings also include federal funds purchased and repurchase agreements.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates indicated.

	December 31,		September 30,
	2015	2014	2014
Balance at end of period	$999,222	$532,835	$370,365
Average balance during period	572,009	427,750	264,249
Maximum amount outstanding at any month end	999,222	532,835	536,085
Weighted average interest rate at end of period	0.69%	0.39%	0.69%
Weighted average interest rate during period	0.47	0.43	0.68

Short-term borrowings balances have been mainly used to fund continued loan growth. On a daily and average balance basis, the amount of short-term borrowings will fluctuate based on the inflows and outflows of municipal deposits and other deposits.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
In the normal course of our operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in our financial statements. We enter into these transactions to meet the financing needs of our clients and for general corporate purposes. These transactions include commitments to extend credit and letters of credit and involve, to varying degrees, elements of credit, interest rate, and liquidity risk. We minimize our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

Our off-balance sheet arrangements are described below.

Lending Commitments. Lending commitments include loan commitments, unused credit lines, and letters of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments.

For our non-real estate commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. At December 31, 2015, these commitments totaled $547,787. For our real estate businesses, loan commitments are generally for residential, multi-family and commercial construction projects, which totaled $132,333 at December 31, 2015. Loan commitments for our retail customers are generally home equity lines of credit secured by residential property and totaled $137,303. In addition, loan commitments for overdrafts were $16,912. Letters of credit issued by us generally are standby letters of credit. Standby letters of credit are commitments issued by us on behalf of our customer/obligor in favor of a beneficiary that specify an amount we can be called upon to pay upon the beneficiary’s compliance with the terms of the letter of credit. These commitments are primarily issued in favor of local municipalities to support the obligor’s completion of real estate development projects. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Standby letters of credit are conditional commitments to support performance, typically of a contract or the financial integrity of a customer to a third-party, and represent an independent undertaking by us to the third-party. Letters of credit as of December 31, 2015 totaled $102,930.

See Note 17. “Off-Balance-Sheet Financial Instruments” in the notes to consolidated financial statements for additional information regarding lending commitments.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2015. Payments for borrowings do not include interest. Payments for operating leases are based on payments specified in the underlying contracts. Loan commitments, including letters of credit and undrawn lines of credit, are presented at contractual amounts; however, since many of these commitments have historically expired unused or partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments due by period
	1 year or less	1-3 years	3-5 years	5 years or more	Total
Contractual obligations:
FHLB borrowings	$982,656	$425,000	$—	$2,229	$1,409,885
Other borrowings	16,566	—	—	—	16,566
Senior notes	—	98,893	—	—	98,893
Time deposits	494,242	96,193	14,755	—	605,190
Operating leases	11,656	20,270	13,265	27,792	72,983
	1,505,120	640,356	28,020	30,021	2,203,517
Other commitments:
Letters of credit	85,881	9,426	—	7,623	102,930
Undrawn lines of credit	519,912	410,639	—	—	930,551
Total	$2,110,913	$1,060,421	$28,020	$37,644	$3,236,998

See Note 18. “Commitments and Contingencies” in the notes to consolidated financial statements for additional information regarding our contractual obligations.

Impact of Inflation and Changing Prices
The consolidated financial statements and related notes have been prepared in accordance with GAAP, which generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in increased operating costs. Our assets and liabilities are primarily monetary in nature and, as a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Liquidity and Capital Resources

Capital. At December 31, 2015, stockholders’ equity totaled $1,665,073 compared to $975,200 at December 31, 2014 and $961,138 at September 30, 2014. The factors that contributed to the change in stockholders’ equity for the periods is presented in the following table:

	For the year ended	For the three months ended	For the fiscal year ended
	December 31, 2015	December 31, 2014	September 30, 2014
Beginning of period	$975,200	$961,138	$482,866
Net income	66,114	17,004	27,678
Stock-based compensation	7,344	1,720	6,648
Common stock issuance	85,059	—	—
Common stock issued in merger transactions	563,613	—	457,752
Other comprehensive (loss) gain	(1,873)	1,208	3,871
Dividends	(30,384)	(5,870)	(17,677)
Balance at end of period	$1,665,073	$975,200	$961,138

In connection with the Provident Merger, on October 31, 2013, we issued 39,057,968 common shares at the closing price of $11.72 per share, which resulted in a $457,752 increase in stockholders’ equity at September 30, 2014.

The increase in stockholders’ equity for calendar 2015 was mainly due to the following three items: (i) the acquisition of Hudson Valley on June 30, 2015, in which we issued 38,525,154 common shares at the June 29, 2015 closing price of $14.63 which increased stockholders’ equity by $563,613; (ii) the February 11, 2015 common equity raise, in which we issued 6,900,000 common shares and received proceeds, net of costs of issuance of $85,059; and (iii) net income of $66,114. These were partially offset by dividends of $30,384.

The accumulated other comprehensive loss (“AOCI”) component of stockholders’ equity totaled a net, after-tax unrealized loss of $12,124 at December 31, 2015 compared to a net, after-tax unrealized loss of $10,251 at December 31, 2014 and $11,459 at September 30, 2014. The decline in calendar 2015 was the result of a $7,484 decrease in the net after-tax value of securities due to changes in market interest rates and was partially offset by an increase in AOCI attributed to the estimated fair value of retirement plan obligations of $5,611, which was mainly due to the pension plan termination. The increase in the transition period was due to a $4,145 increase in the net after-tax value of securities impacted by AOCI which was partially offset by a net unrealized loss on the defined benefit pension plan of $2,937. The increase in fiscal 2014 was the result of an $8,801 net after-tax increase in the fair value of available for sale securities, a $214 after-tax decrease in the net unrealized loss on the defined benefit pension plan and a net after-tax decrease in the net unrealized loss on securities transferred to held maturity of $5,144.

Under current regulatory requirements, amounts reported as AOCI related to securities available for sale, securities transferred to held to maturity, and defined benefit pension plans do not reduce or increase regulatory capital and are not included in the calculation of leverage and risk-based capital ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines to measure Tier 1 and total capital and to take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 16. “Stockholders’ Equity” in the notes to consolidated financial statements included elsewhere in this Report.

At December 31, 2015 we held 6,666,223 shares in treasury compared to 7,318,452 at December 31, 2014. We generally use treasury shares for stock-based compensation purposes.

Stock repurchase plans. Our Board has authorized the repurchase of our common stock. At December 31, 2015, there were 776,713 shares available for repurchase. No shares were repurchased under this plan during calendar 2015, the fourth quarter of 2014, fiscal 2014 or 2013. See Part II, Item 5. “Market for Registrants Common Equity, Related Stockholder Matters, Issuer Purchases of Equity Securities”, included elsewhere in this Report.

Dividends. We paid a quarterly dividend of $0.07 per common share in each quarter of 2015 and in the fourth calendar quarter of 2014. We paid a dividend of $0.06 per common share in the first fiscal quarter of 2014 and a dividend of $0.07 per common share in the second, third and fourth fiscal quarters of fiscal 2014.

Basel III Capital Rules. The Basel III Capital Rules became effective for us and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of AOCI in regulatory capital. Accordingly, amounts reported as AOCI related to securities available for sale, securities transferred to held-to-maturity in connection with the Provident Merger and our remaining post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 16. “Stockholders’ Equity - (a) Regulatory Capital Requirements” in the notes to consolidated financial statements included elsewhere in this Report.

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

Our ability to access liabilities in a timely fashion is provided by access to funding sources which include core deposits, federal funds purchased and repurchase agreements. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic activity, volatility in the financial markets, unexpected credit events or other significant occurrences. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of December 31, 2015, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

At December 31, 2015, the Bank had $224,421 in cash on hand and unused borrowing capacity at the FHLB of $853,276. In addition, the Bank may purchase additional federal funds from other institutions, enter into additional repurchase agreements, and acquire deposits from wholesale and other sources.

We are a bank holding company and do not conduct operations. Our primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. At December 31, 2015, the Bank had capacity to pay up to $68,383 of dividends to us. At December 31, 2015, we had cash of $19,529, and $15,000 available under a revolving line of credit facility.

In September 2015, we renewed our $15,000 revolving line of credit facility with a third-party financial institution that matures on September 5, 2016. The use of proceeds are for general corporate purposes. The facility has not been used and requires us and the Bank to maintain certain ratios related to capital, nonperforming assets to capital, reserves to nonperforming loans and debt service coverage. We and the Bank were in compliance with all requirements at December 31, 2015.

We have an effective shelf registration statement filed with the Commission on Form S-3 dated February 4, 2015. On February 11, 2015, we issued 6,900,000 shares of our common stock raising $85,059 in proceeds net of underwriters discounts, commissions and offering expenses. The net proceeds were injected as equity capital into the Bank and were used to fund acquisition of of specialty commercial lending businesses, including the Damian Acquisition, which closed on February 27, 2015 and the FCC Acquisition, which closed on May 7, 2015. Our shelf registration statement allows us to issue a variety of debt and equity instruments which are subject to Board authorization and market conditions. While we seek to preserve flexibility with respect to cash requirements, there can be no assurance that market conditions would permit us to sell securities on acceptable terms at any given time or at all.

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

Estimated Changes in EVE and NII. The table below sets forth, as of December 31, 2015, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves, and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
+300	$1,550,755	$(65,263)	(4.0)%	$434,244	$45,455	11.7%
+200	1,581,595	(34,423)	(2.1)	419,707	30,918	8.0
+100	1,609,413	(6,605)	(0.4)	403,922	15,133	3.9
0	1,616,018	—	—	388,789	—	—
-100	1,602,956	(13,062)	(0.8)	361,639	(27,150)	(7.0)

The table above indicates that at December 31, 2015, in the event of an immediate 200 basis point increase in interest rates, we would expect to experience a 2.1% decrease in EVE and a 8.0% increase in NII. Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on EVE and NII beyond -100 basis points.

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

During the fourth quarter of 2015, the federal funds target rate increased a quarter point to 0.25 - 0.50%. U.S. Treasury yields in the two year maturities increased 39 basis points from 0.67% to 1.06% over the twelve months December 31, 2015 while the yield on U.S. Treasury 10-year notes increased 10 basis points from 2.17% to 2.27% over the same twelve month period. The lesser increase in rates on longer-term maturities relative to the increase in rates to short-term maturities resulted in a flatter 2-10 year treasury yield curve at the end of 2015 relative to December 31, 2014. At its December 2015 meeting, the Federal Open Market Committee (the “FOMC”) stated that given the current economic outlook, and recognizing the time it takes for policy actions to affect future economic outcomes, it was appropriate to raise the federal funds rate, and that its stance on monetary policy remains accommodative. However, should economic conditions improve at a faster pace than anticipated, the FOMC could increase the federal funds target rate even further. This could cause the shorter end of the yield curve to rise disproportionately relative to the longer end, thereby resulting in an even flatter yield curve and more margin compression.

ITEM 8.	Financial Statements and Supplementary Data
The following are included in this item:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets as of December 31, 2015 and 2014

(C)
Consolidated Statements of Operations for the year ended December 31, 2015, for the three months ended December 31, 2014 and 2013 (2013 Unaudited) and for the fiscal years ended September 30, 2014, and 2013

(D)
Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2015, for the three months ended December 31, 2014 and 2013 (2013 Unaudited) and for the fiscal years ended September 30, 2014, and 2013

(E)
Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2015, for the three months ended December 31, 2014 and 2013 (2013 Unaudited) and for the fiscal years ended September 30, 2014, and 2013

(F)
Consolidated Statements of Cash Flows for the year ended December 31, 2015, for the three months ended December 31, 2014 and 2013 (2013 Unaudited) and for the fiscal years ended September 30, 2014, and 2013

(G)	Notes to Consolidated Financial Statements

The supplementary data required by this item (selected quarterly financial data) is provided in Note 22. “Quarterly Results of Operations (Unaudited)” in the notes to consolidated financial statements included in this item.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sterling Bancorp

We have audited the accompanying consolidated balance sheets of Sterling Bancorp as of December 31, 2015, and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the year ended December 31, 2015, the three months ended December 31, 2014 and the years ended September 30, 2014 and 2013. We also have audited Sterling Bancorp’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sterling Bancorp’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Bancorp as of December 31, 2015, and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015, the 3 months ended December 31, 2014 and the years ended September 30, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Sterling Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP
New York, New York
February 29, 2016

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2015 and 2014
(Dollars in thousands, except per share data)

	December 31,
	2015	2014
ASSETS:
Cash and due from banks	$229,513	$121,520
Securities:
Available for sale, at fair value	1,921,032	1,140,846
Held to maturity, at amortized cost (fair value of $734,079, and $586,346 at December 31, 2015 and 2014, respectively)	722,791	572,337
Total securities	2,643,823	1,713,183
Loans held for sale	34,110	46,599
Portfolio loans	7,859,360	4,815,641
Allowance for loan losses	(50,145)	(42,374)
Portfolio loans, net	7,809,215	4,773,267
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, at cost	116,758	75,437
Accrued interest receivable	31,531	19,301
Premises and equipment, net	63,362	46,156
Goodwill	670,699	388,926
Core deposit and other intangible assets	77,367	43,332
Bank owned life insurance	196,288	150,522
Other real estate owned	14,614	5,867
Other assets	68,672	40,712
Total assets	$11,955,952	$7,424,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$8,580,007	$5,212,325
FHLB borrowings	1,409,885	1,003,209
Other borrowings (repurchase agreements)	16,566	9,846
Senior notes	98,893	98,498
Mortgage escrow funds	13,778	4,167
Other liabilities	171,750	121,577
Total liabilities	10,290,879	6,449,622
Commitments and Contingent liabilities (See Note 18.)		—
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 190,000,000 shares authorized; 136,673,149 and 91,246,024 shares issued at December 31, 2015 and 2014, respectively; 130,006,926 and 83,927,572, outstanding at December 31, 2015 and 2014, respectively)	1,367	912
Additional paid-in capital	1,506,612	858,489
Treasury stock, at cost (6,666,223 shares and 7,318,452 shares at December 31, 2015 and 2014, respectively)	(76,190)	(82,908)
Retained earnings	245,408	208,958
Accumulated other comprehensive (loss), net of tax (benefit) of ($8,961) at December 31, 2015 and ($7,576) at December 31, 2014	(12,124)	(10,251)
Total stockholders’ equity	1,665,073	975,200
Total liabilities and stockholders’ equity	$11,955,952	$7,424,822
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Operations
For the year ended December 31, 2015, three months ended December 31, 2014 and 2013 (2013 unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

	Year ended	Three months ended		Fiscal year ended
	December 31,	December 31,		September 30,
	2015	2014	2013	2014	2013
Interest and dividend income:
Loans, including fees	$292,496	$56,869	$43,288	$202,982	$107,810
Taxable securities	39,369	7,413	6,903	30,067	17,509
Non-taxable securities	12,076	2,865	2,161	10,453	5,682
Other earning assets	4,200	940	359	3,404	1,060
Total interest and dividend income	348,141	68,087	52,711	246,906	132,061
Interest expense:
Deposits	17,478	2,818	1,834	8,964	5,923
Borrowings	19,447	5,032	5,001	19,954	13,971
Total interest expense	36,925	7,850	6,835	28,918	19,894
Net interest income	311,216	60,237	45,876	217,988	112,167
Provision for loan losses	15,700	3,000	3,000	19,100	12,150
Net interest income after provision for loan losses	295,516	57,237	42,876	198,888	100,017
Non-interest income:
Accounts receivable management / factoring commissions and other related fees	17,088	4,134	2,226	13,146	—
Mortgage banking income	11,405	2,858	1,616	8,086	1,979
Deposit fees and service charges	15,871	4,221	3,942	15,595	10,964
Net gain (loss) on sale of securities	4,837	(43)	(645)	641	7,391
Bank owned life insurance	5,235	1,024	740	3,080	1,998
Investment management fees	2,397	403	540	2,209	2,413
Other	5,918	1,360	729	4,613	2,947
Total non-interest income	62,751	13,957	9,148	47,370	27,692
Non-interest expense:
Compensation and employee benefits	104,939	22,410	20,811	90,215	47,833
Stock-based compensation plans	4,581	1,146	991	3,703	2,239
Occupancy and office operations	32,915	7,245	6,333	27,726	14,953
Amortization of intangible assets	10,043	1,873	1,875	9,408	1,296
FDIC insurance and regulatory assessments	7,380	1,568	1,164	6,146	3,010
Other real estate owned (income) expense, net	274	(81)	368	(237)	1,562
Merger-related expense	17,079	502	9,068	9,455	2,772
Defined benefit plan termination charge	13,384	—	2,743	4,095	—
Other	69,723	11,151	29,621	57,917	17,376
Total non-interest expense	260,318	45,814	72,974	208,428	91,041
Income (loss) before income taxes	97,949	25,380	(20,950)	37,830	36,668
Income tax expense (benefit)	31,835	8,376	(6,948)	10,152	11,414
Net income (loss)	$66,114	$17,004	$(14,002)	$27,678	$25,254
Weighted average common shares:
Basic	109,907,645	83,831,380	70,493,305	80,268,970	43,734,425
Diluted	110,329,353	84,194,916	70,493,305	80,534,043	43,783,053
Earnings per common share:
Basic	$0.60	$0.20	$(0.20)	$0.34	$0.58
Diluted	0.60	0.20	(0.20)	0.34	0.58
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the year ended December 31, 2015, three months ended December 31, 2014 and 2013 (2013 unaudited) and fiscal years ended September 30, 2014, and 2013
(Dollars in thousands, except per share data)

	Year ended	Three months ended		Fiscal year ended
	December 31,	December 31,		September 30,
	2015	2014	2013	2014	2013
Net income (loss)	$66,114	$17,004	$(14,002)	$27,678	$25,254
Other comprehensive income (“OCI”) (loss):
Change in unrealized holding (losses) gains on securities available for sale	(9,591)	6,858	(615)	15,948	(37,325)
Change in net unrealized gain (loss) on securities transferred to held to maturity	1,412	310	(9,841)	(8,947)	—
Reclassification adjustment for net realized (gains) losses included in net income	(4,837)	43	645	(641)	(7,391)
Reclassification adjustment for other than temporary impaired losses included in net income	—	—	—	—	32
Change in funded status of defined benefit plans and acceleration of future amortization of accumulated other comprehensive loss on defined benefit pension plan	9,758	(5,108)	2,336	372	7,255
Total other comprehensive (loss) income items	(3,258)	2,103	(7,475)	6,732	(37,429)
Related income tax benefit (expense)	1,385	(895)	3,340	(2,861)	15,200
Other comprehensive (loss) income	(1,873)	1,208	(4,135)	3,871	(22,229)
Total comprehensive income (loss)	$64,241	$18,212	$(18,137)	$31,549	$3,025
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the year ended December 31, 2015, the three months ended December 31, 2014 and the fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

	Number of shares	Common stock	Additional paid-in capital	Unallocated ESOP shares	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at October 1, 2012	44,173,470	$522	$403,541	$(5,638)	$(90,173)	$175,971	$6,899	$491,122
Net income	—	—	—	—	—	25,254	—	25,254
Other comprehensive loss	—	—	—	—	—	—	(22,229)	(22,229)
Stock option & other stock transactions, net	8,250	—	730	—	95	(33)	—	792
ESOP shares allocated or committed to be released for allocation (49,932 shares)	—	—	119	145	—	—	—	264
Restricted stock awards, net	169,326	—	(574)	—	1,540	—	—	966
Cash dividends declared ($0.30 per common share)	—	—	—	—	—	(13,303)	—	(13,303)
Balance at September 30, 2013	44,351,046	522	403,816	(5,493)	(88,538)	187,889	(15,330)	482,866
Net income	—	—	—	—	—	27,678	—	27,678
Other comprehensive income	—	—	—	—	—	—	3,871	3,871
Common stock issued in Provident Merger transaction	39,057,968	390	457,362	—	—	—	—	457,752
Stock option & other stock transactions, net	267,188	—	880	—	3,333	(430)	—	3,783
ESOP shares allocated and ESOP termination	(488,403)	—	1,280	5,493	(5,983)	—	—	790
Restricted stock awards, net	440,468	—	(2,774)	—	4,849	—	—	2,075
Cash dividends declared ($0.21 per common share)	—	—	—	—	—	(17,677)	—	(17,677)
Balance at September 30, 2014	83,628,267	912	860,564	—	(86,339)	197,460	(11,459)	961,138
Net income	—	—	—	—	—	17,004	—	17,004
Other comprehensive income	—	—	—	—	—	—	1,208	1,208
Stock option & other stock transactions, net	95,033	—	328	—	1,132	364	—	1,824
Restricted stock awards, net	204,272	—	(2,403)	—	2,299	—	—	(104)
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(5,870)	—	(5,870)
Balance at December 31, 2014	83,927,572	912	858,489	—	(82,908)	208,958	(10,251)	975,200
Net income	—	—	—	—	—	66,114	—	66,114
Other comprehensive loss	—	—	—	—	—	—	(1,873)	(1,873)
Common stock issued in HVB Merger transaction	38,525,154	386	563,227	—	—	—	—	563,613
Stock option & other stock transactions, net	322,132	—	940	—	3,502	720	—	5,162
Restricted stock awards, net	332,068	—	(1,034)	—	3,216	—	—	2,182
Common equity issued, net of costs of issuance	6,900,000	69	84,990	—	—	—	—	85,059
Cash dividends declared ($0.28 per common share)	—	—	—	—	—	(30,384)	—	(30,384)
Balance at December 31, 2015	130,006,926	$1,367	$1,506,612	$—	$(76,190)	$245,408	$(12,124)	$1,665,073
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the year ended December 31, 2015, three months ended December 31, 2014 and 2013 (2013 unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands)

	Year ended	Three months ended		Fiscal year ended
	December 31,	December 31,		September 30,
	2015	2014	2013	2014	2013
Cash flows from operating activities:
Net income (loss)	$66,114	$17,004	$(14,002)	$27,678	$25,254
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses	15,700	3,000	3,000	19,100	12,150
(Gain) loss and write-downs on other real estate owned	(1,066)	(83)	332	(1,208)	1,285
(Gain) on redemption of Subordinated Debentures	—	—	—	(712)	—
Depreciation of premises and equipment	7,476	1,456	1,617	6,507	4,243
Asset impairments and other restructuring charges	40,350	610	9,302	11,043	—
Charge for termination of defined benefit pension plans	13,384	—	2,743	4,095	—
Amortization of intangibles	10,043	1,873	1,875	9,408	1,296
Amortization of low income housing tax credit	194	46	—	520	—
Net (gain) loss on sale of securities	(4,837)	43	645	(641)	(7,391)
Net gains on loans held for sale	(11,405)	(2,858)	(1,616)	(8,086)	(1,979)
Loss (gain) on sale of premises and equipment	116	—	(93)	(93)	75
Net amortization of premium and discount on securities	5,916	694	511	3,176	2,068
Net (accretion) amortization on loans	(10,555)	435	364	2,330	2,516
Accretion of discount, amortization of premium on borrowings, net	(81)	(69)	87	(446)	87
Restricted stock and ESOP expense	3,671	830	772	2,803	1,544
Stock option compensation expense	909	316	219	901	695
Originations of loans held for sale	(599,853)	(138,542)	(113,572)	(462,030)	(85,657)
Proceeds from sales of loans held for sale	623,747	112,013	122,020	483,622	94,130
Increase in cash surrender value of BOLI	(5,235)	(1,024)	(742)	(3,198)	(1,998)
Deferred income tax expense (benefit)	339	(12,080)	1,857	(3,059)	719
Other adjustments (principally net changes in other assets and other liabilities)	(63,171)	(5,405)	(6,281)	35,954	(26,413)
Net cash provided by (used in) operating activities	91,756	(21,741)	9,038	127,664	22,624
Cash flows from investing activities:
Purchases of securities:
Available for sale	(1,113,952)	(292,554)	(67,044)	(407,438)	(490,160)
Held to maturity	(193,282)	(4,347)	(54,315)	(172,899)	(169,320)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	135,978	23,739	42,972	163,199	168,771
Held to maturity	45,340	11,153	5,258	31,227	55,866
Proceeds from sales of securities available for sale	893,610	244,835	247,650	529,107	339,123
Proceeds from sales of securities held to maturity	—	—	—	—	1,187
Loan originations, net	(1,266,519)	(98,699)	(9,780)	(659,013)	(310,615)
Proceeds from sale of loans held for investment	44,020	42,863	—	—	—
(Purchases) of FHLB and FRB stock, net	(35,491)	(9,352)	(11,338)	(34,093)	(5,063)
Proceeds from sales of other real estate owned	3,566	1,825	—	9,645	4,730
Purchases of premises and equipment	(8,047)	(4,326)	(8,572)	(2,584)	(2,355)
Proceeds from sale of Hudson Valley Investment Advisors	—	—	—	—	4,738
Proceeds from sale of fixed assets	—	—	627	310	—
Redemption (purchase) of bank owned life insurance	3,700	(30,000)	—	—	—

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the year ended December 31, 2015, three months ended December 31, 2014 and 2013 (2013 unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands)

	Year ended	Three months ended		Fiscal year ended
	December 31,	December 31,		September 30,
	2015	2014	2013	2014	2013
Purchase low income housing tax credit	—	—	—	(1,966)	—
Cash received from acquisitions	854,318	—	277,798	277,798	—
Net cash provided by (used in) investing activities	(636,759)	(114,863)	423,256	(266,707)	(403,098)

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the year ended December 31, 2015, three months ended December 31, 2014 and 2013 (2013 unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands)

	Year ended	Three months ended		Fiscal year ended
	December 31,	December 31,		September 30,
	2015	2014	2013	2014	2013
Cash flows from financing activities:
Net increase (decrease) in transaction, savings and money market deposits	186,431	(129,302)	(289,376)	301,028	(29,503)
Net increase (decrease) in time deposits	20,505	42,973	(49,544)	(261,858)	(119,354)
Net increase (decrease) in short-term FHLB borrowings	127,000	128,309	(36,729)	112,383	36,633
Advances of term FHLB borrowings	605,000	90,000	50,000	375,000	90,000
Repayments of term FHLB borrowings	(325,243)	(10,059)	(66,705)	(236,877)	(10,322)
Net (decrease) in repurchase agreements and other short-term borrowings	(18,646)	(35,793)	—	(37,177)	—
Repayment of debt assumed in acquisition	(4,485)	—	—	—	—
Redemption of Subordinated Debentures	—	—	—	(26,140)	—
Net proceeds from Senior Notes	—	—	—	—	97,946
Net increase (decrease) in mortgage escrow funds	4,995	(327)	814	(8,152)	727
Stock option transactions	2,764	574	1,479	3,042	97
Equity capital raise	85,059	—	—	—	—
Cash dividends paid	(30,384)	(5,870)	(2,661)	(17,677)	(10,642)
Net cash provided by (used in) financing activities	652,996	80,505	(392,722)	203,572	55,582
Net increase (decrease) in cash and cash equivalents	107,993	(56,099)	39,572	64,529	(324,892)
Cash and cash equivalents at beginning of year	121,520	177,619	113,090	113,090	437,982
Cash and cash equivalents at end of year	$229,513	$121,520	$152,662	$177,619	$113,090
Supplemental cash flow information:
Interest payments	$37,198	$6,429	$6,061	$29,419	$18,831
Income tax payments	39,315	12,473	4,651	12,473	4,475
Real estate acquired in settlement of loans	11,025	29	873	2,542	5,634
Dividends declared, not yet paid	—	—	—	—	2,661
Loans transfered from held for investment to held for sale	44,020	42,229	—	—	—
Securities available for sale transferred to held to maturity	—	—	221,904	—	—
Securities held to maturity transferred to available for sale	—	—	165,230	—	—
Acquisitions:
Non-cash assets acquired:
Securities available for sale	$710,230	$—	$233,244	$233,190	$—
Securities held to maturity	3,611	—	374,721	374,721	—
Loans held for sale	—	—	30,341	30,341	—
Total loans, net	1,814,826	—	1,698,108	1,698,108	—
FRB stock	5,830	—	7,680	7,680	—
Accrued interest receivable	7,392	—	6,590	6,590	—
Goodwill	281,773	—	224,400	225,809	—
Trade name	—	—	20,500	20,500	—
Core deposit intangibles	42,789	—	20,089	20,089	—
Bank owned life insurance	44,231	—	55,374	55,374	—

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the year ended December 31, 2015, three months ended December 31, 2014 and 2013 (2013 unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands)

	Year ended	Three months ended		Fiscal year ended
	December 31,	December 31,		September 30,
	2015	2014	2013	2014	2013
Premises and equipment, net	17,063	—	23,594	23,594	—
Other real estate owned	222	—	5,815	5,815	—
Other assets	25,871	—	22,266	20,933	—
Total non-cash assets acquired	2,953,838	—	2,722,722	2,722,744	—
Liabilities assumed:
Deposits	3,160,746	—	2,297,190	2,297,190	—
Escrow deposits	4,616	—	—	—	—
FHLB and other borrowings	—	—	100,619	100,619	—
Other borrowings	25,366	—	62,465	62,465	—
Subordinated debentures	—	—	26,527	26,527	—
Other liabilities	50,181	—	55,960	55,960	—
Total liabilities assumed	$3,240,909	$—	$2,542,761	$2,542,761	$—

Net non-cash (liabilities) acquired	$(287,071)	$—	$179,961	$179,983	$—
Cash and cash equivalents acquired in acquisitions	879,240	—	277,798	277,798	—
Total consideration paid	$592,169	$—	$457,759	$457,781	$—
The Provident Merger was effective on October 31, 2013 and was presented initially in the statement of cash flows for the three months ended December 31, 2013. The differences between the acquired balances in the three months ended December 31, 2013 and the fiscal year ended September 30, 2014 were principally related to updates to the fair value adjustments on the net assets acquired, associated deferred taxes (included in other assets acquired) and goodwill recorded in the Provident Merger.
See accompanying notes to consolidated financial statements.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
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

Nature of Operations and Principles of Consolidation
The consolidated financial statements include the accounts of Sterling; Sterling Risk Management, Inc., which is a captive insurance company; STL Holdings, Inc. which has an investment in Sterling Silver Title Agency L.P., an inactive company that provided title searches and title insurance for residential and commercial real estate; the Bank; and the Bank’s wholly-owned subsidiaries. The Bank’s subsidiaries included at December 31, 2015: (i) Sterling REIT, Inc., and Grassy Sprain Real Estate Holding, which are real estate investment trusts that hold a portion of the Company’s real estate loans; (ii) Sterling National Funding Corp (formerly known as Provest Services Corp. I), a company that originates loans to municipalities and governmental entities and acquires securities issued by state and local governments; (iii) Provest Services Corp. II, which has engaged a third-party provider to sell mutual funds and annuities to the Bank’s customers and (iv) several limited liability companies which hold other real estate owned. Intercompany transactions and balances are eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain amounts from prior periods have been reclassified to conform to the current period presentation. Reclassifications had no affect on prior period net income or stockholders’ equity. As a result of the change in fiscal year end, the financial statements include audited balance sheets as of December 31, 2015 and 2014. Financial statements including: results of operations, changes in stockholders’ equity, accumulated other comprehensive income (loss) and cash flows are presented for the year ended December 31, 2015; for the three months ended December 31, 2014; and for the fiscal years ended September 30, 2014 and 2013. For comparative purposes, we have also presented financial statements and accompanying footnotes for the three months ended December 31, 2013, which are unaudited. The unaudited information, in the opinion of management, includes all adjustments consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of its operations.

Nature of Business
Since October 31, 2013, Sterling is a bank holding company and financial holding company under the Bank Holding Company Act of 1956. Sterling is a Delaware corporation that owns all of the outstanding shares of the Bank. Sterling is listed on the New York Stock Exchange (“NYSE”) under the symbol STL.

The Bank, an independent, full-service bank founded in 1888, is headquartered in Montebello, New York and is the principal subsidiary of Sterling. The Bank accounts for substantially all of Sterling’s consolidated assets and net income. The Bank operates

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

through commercial banking teams and financial centers which serve the greater New York metropolitan region. The Bank targets the following geographic markets: (i) the New York Metro Market, which includes Manhattan and Long Island; and (ii) the New York Suburban Market, which consists of Rockland, Orange, Sullivan, Ulster, Putnam and Westchester counties in New York and Bergen County in New Jersey. The Bank also operates several specialty lending businesses, which include asset-based lending, payroll financing, factoring, warehouse lending, equipment financing and public sector financing (included with commercial and industrial loans), which target markets across the U.S.

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

Cash Flows
For purposes of reporting cash flows, cash equivalents include highly liquid, short-term investments, such as overnight federal funds, as well as cash and deposits with other financial institutions with an original maturity of 90 days or less. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Restrictions on Cash
The Bank was required to have $25,070 and $18,100 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2015 and 2014, respectively.

Securities
Securities include U.S. Treasury, U.S. Government Agency and Government Sponsored Agencies, municipal and corporate bonds, mortgage-backed securities, collateralized mortgage obligations and trust preferred securities. The Company classifies its securities among three categories: held to maturity, trading, and available for sale. The Company determines the appropriate classification of the Company’s securities at the time of purchase. Held to maturity securities are limited to debt securities for which there is the intent and the ability to hold to maturity. These securities are reported at amortized cost. Trading securities are debt and equity securities held principally for the purpose of selling them in the near-term. These securities are reported at fair value, with unrealized gains and losses included in earnings. The Company does not engage in trading activities. All other debt and marketable equity securities are classified as available for sale.

Available for sale securities are reported at fair value, with unrealized gains and losses (net of the related deferred income tax effect) excluded from earnings and reported in a separate component of stockholders’ equity (accumulated other comprehensive income or loss). Available for sale securities include securities that the Company intends to hold for an indefinite period of time, such as securities to be used as part of the Company’s asset/liability management strategy or securities that may be sold to fund loan growth, in response to changes in interest rates, and prepayment risks, the need to increase capital, or similar factors.

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

Securities are evaluated for other-than-temporary-impairment (“OTTI”) at least quarterly, and more frequently when economic and market conditions warrant such an evaluation. For securities in an unrealized loss position, the Company considers the extent and duration of the unrealized loss, and the financial condition of the issuer. The Company also assesses whether it intends to sell, or is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either criteria regarding intent to sell is met, the entire difference between amortized cost and fair value is recognized as

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

impairment through earnings. If (i) the Company does not expect to recover the entire amortized cost basis of the security; (ii) the Company does not intend to sell the security; (iii) and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of OTTI related to credit loss is recognized in earnings while the amount related to other factors is recognized in other comprehensive income, net of applicable taxes. The cost basis of individual equity securities is written down to estimated fair value through a charge to earnings when declines in value below cost are considered to be other than temporary. As of December 31, 2015, the Company does not intend to sell nor is it more likely than not that it would be required to sell any of its debt securities with unrealized losses prior to recovery of its amortized cost basis less any current period credit loss. (See Note 3. “Securities”).

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

Prior to October 2013, mortgage loans held for sale were generally sold with the servicing rights retained. Since that time, we have generally sold mortgage loans with the servicing rights released. The carrying value of mortgage loans sold is reduced by the amount allocated to the value of the servicing rights, which is its fair value. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Portfolio Loans
Loans where Sterling has the intent and ability to hold for the foreseeable future or until maturity or payoff (other than loans held for sale) are reported at amortized cost less the allowance for loan losses. Interest income on loans is accrued on the unpaid principal balance. The Company defers nonrefundable loan origination and commitment fees, and certain direct loan origination costs, and amortizes the net amount as an adjustment of the yield over the estimated life of the loan. If a loan is prepaid or sold, the net deferred amount is recognized in the statement of operations at that time. Interest and fees on loans include prepayment fees and late charges collected.

A loan is placed on non-accrual status upon the earlier of (i) when Sterling determines that the borrower may likely be unable to meet contractual principal or interest obligations; or (ii) when payments are 90 days or more past due, unless well secured and in the process of collection. Accrual of interest ceases and, in general, uncollected past due interest is reversed and charged against current interest income. Interest payments received on non-accrual loans, including impaired loans, are not recognized as income unless warranted based on the borrower’s financial condition and payment record. Furthermore, negative tax escrow will be included in the unpaid principal for loans individually evaluated for impairment, as this is part of the customer’s legal obligation to the Company. (See Note 4 “Portfolio Loans”).

Acquired Loans, Including Purchased Credit Impaired Loans
Loans the Company acquired in acquisitions are initially recorded at fair value with no carryover of the related allowance for loan losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. Acquired loans are included with portfolio loans in the consolidated balance sheets.

Loans for which there is, at acquisition, both evidence of deterioration of credit quality since origination and probability, at acquisition, that all contractually required payments would not be collected represent purchase credit impaired loans (“PCI loans”). For PCI loans, the Company initially determines which loans will be treated under the cost recovery method (similar to a non-accrual loan) from loans that will be subject to accretion. The Company recognizes the accretable yield, which is defined as the excess of all cash flows expected at acquisition over the initial fair value of the loan, as interest income on a level-yield basis over the expected remaining life of the loan. The excess of the loan’s contractually required payments over the cash flows expected to be collected is the nonaccretable difference. The nonaccretable difference is not recognized as an adjustment of yield, a loss accrual, or a valuation allowance. Going forward, the Company continues to evaluate whether the timing and the amount of cash to be collected are reasonably expected. Subsequent significant increases in cash flows the Company expects to collect will first reduce any previously recognized valuation allowance and then be reflected prospectively as an increase to the level yield. Subsequent decreases in expected cash flows may result in the loan being considered impaired. Interest income is not recognized to the extent that the net investment in the loan would increase to an amount greater than the estimated payoff amount.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

For PCI loans, the expected cash flows reflect anticipated prepayments, determined on a loan by loan basis according to the anticipated collection plan of these loans. The expected prepayments used to determine the accretable yield are consistent between the cash flows expected to be collected and projections of contractual cash flows so as to not affect the nonaccretable difference. Changes in prepayment assumptions may change the amount of interest income and principal expected to be collected.

For loans for which there was no clear evidence of deterioration of credit quality since origination nor evidence that all contractually required payments would not be collected, the Company accretes interest income based on the contractually required cash flows. Loans that do not meet the PCI loan criteria are collectively evaluated for an allowance for loan loss.

Acquired loans that met the criteria for non-accrual of interest prior to an acquisition were generally considered non-performing upon acquisition, as the Company was unable to reasonably estimate the timing and amount of the expected cash flows on such loans.

Allowance for Loan Losses
The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable incurred credit losses inherent in the loan portfolio. The allowance for loan losses is a critical accounting estimate and requires substantial judgment of management. The allowance for loan losses includes allowance allocations calculated in accordance with ASC Subtopic 450-20, “Loss Contingencies” and ASC Subtopic 310-10-35-2, “Loan Impairment.” The level of the allowance reflects management’s continuing evaluation of loan loss experience, specific credit risks, current loan portfolio quality, industry and loan type concentrations, economic and regulatory conditions and unidentified losses inherent in the loan portfolios, as well as trends in the foregoing. The Company analyzes loans by two broad segments: real estate secured loans and loans that are either unsecured or secured by other collateral.

The classes considered real estate secured are: residential mortgage loans; commercial real estate (“CRE”) loans, multi-family loans; acquisition, development and construction (“ADC”) loans; and homeowner loans, and home equity lines of credit. The classes considered unsecured or secured by other than real estate collateral are: commercial & industrial (“C&I”) loans, which includes asset based loans; payroll finance loans; warehouse lending; factored receivables; equipment finance loans; business banking C&I loans and consumer loans. In all segments or classes, significant loans are reviewed for impairment once they are past due 90 days or more or are classified substandard or doubtful. Generally the Company considers a homogeneous residential mortgage or home equity line of credit to be significant if the Company’s investment in the loan is greater than $500. If a loan is deemed to be impaired in one of the real estate secured segments, it is generally considered collateral dependent. If the value of the collateral securing a collateral dependent impaired loan is less than the loan’s carrying value, a charge-off is recognized equal to the difference between the appraised value and the book value of the loan. Additionally, impairment reserves are recognized for estimated costs to hold and liquidate and for a discount to the appraisal value, which is generally 22% for all loans collateralized by real estate. Impaired loans in the real estate secured segments are re-appraised using a summary or drive-by appraisal report every six to nine months.

For smaller balance C&I loans we charge-off the full amount of the loan when it becomes 90 days or more past due, or earlier in the case of bankruptcy, after giving effect to any cash or marketable securities pledged as collateral for the loan. For other classes of C&I loans, we prepare a cash flow projection, and charge-off the difference between the net present value of the cash flows discounted at the effective note rate and the carrying value of the loan, and generally recognize a 10% impairment reserve to account for the potential imprecision of our estimates. However, on most of these cases receipt of future cash flows is too unreliable to be considered probable, resulting in the charge-off of the entire balance of the loan. For unsecured consumer loans, charge-offs are recognized once the loan is 90 days to 120 days or more past due or the borrower files for bankruptcy protection.

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

•experience, ability, and depth of lending management and staff;
•national and local economic trends and conditions;

•	concentrations of credit by such factors as location, industry, inter-relationships, and borrower;

•	and for commercial loans, trends in risk ratings.

CRE loans subject us to the risks that the property securing the loan may not generate sufficient cash flow to service the debt or the borrower may use the cash flow for other purposes. In addition, if necessary, the foreclosure process may be slow and properties may deteriorate in the process. The market values are also subject to a wide variety of factors, including general economic conditions, industry specific factors, environmental factors, interest rates and the availability and terms of credit.

Commercial lending presents a risk because repayment depends on the successful operation of the business which is subject to a wide range of risks and uncertainties. In addition, the ability to successfully liquidate collateral, if any, is subject to a variety of risks because we must gain control of assets used in the borrower’s business before foreclosing which we cannot be assured of doing, and the value in a foreclosure sale or other means of liquidation is uncertain.

ADC lending is considered higher risk and exposes us to greater credit risk than permanent mortgage financing. The repayment of ADC loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make a land acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Development and construction loans also expose us to the risk that improvements will not be completed on time or in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. All of these factors are considered as part of the underwriting, structuring and pricing of the loan. We have deemphasized acquisition lending and originate development and orginate construction loans on an exception basis.

When we evaluate residential mortgage loans and home equity loans we weigh both the credit capacity of the borrower and the collateral value of the home. If unemployment or underemployment increase, the credit capacity of underlying borrowers will decrease, which increases our risk. Similarly, as we obtain a mortgage on the property, if home prices decline, we are exposed to risk in both our first mortgage and equity lending programs due to declines in the value of our collateral. We are also exposed to risk because the time to foreclose is significant and has become longer under current market conditions. (See Note 5 “Allowance for Loan Losses”).

Troubled Debt Restructuring
Troubled debt restructuring (“TDR”) is a formally renegotiated loan in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that would not have been granted to the borrower otherwise. Not all loans that are restructured as a TDR are classified as non-accrual before the restructuring occurs. Restructured loans can convert from non-accrual to accrual status when said loans have demonstrated performance, generally evidenced by six months of consistent payment performance in accordance with the restructured terms, or by the presence of other significant items. (See Note 4 “Portfolio Loans”).

Federal Reserve Bank of New York and Federal Home Loan Bank Stock
As a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB”), the Bank is required to hold a certain amount of FRB and FHLB common stock. This stock is a non-marketable equity security and is reported at cost.

Premises and Equipment
Land is reported at cost, while premises and equipment are reported at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three years for equipment and 40 years for premises. Leasehold improvements are amortized on a straight-line basis over the terms of the respective leases, including renewal options, or the estimated useful lives of the improvements, whichever is shorter. Routine holding costs are charged to expense as incurred, while significant improvements are capitalized. The Company recognizes an impairment charge to its premises and equipment, generally in connection with a decision to consolidate or close a financial center. Impairment is based on the excess of the carrying amount of assets over the fair value of the assets. Fair value is determined by third-party valuations or appraisals and evaluations prepared by management. (See Note 6 “Premises and Equipment, Net”).

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

Goodwill, Trade Names and Other Intangible Assets
Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill and trade names (which are included with core deposits and other intangible assets in the consolidated balance sheet) acquired in a purchase business combination have an indefinite useful life are not amortized, but are tested for impairment at least annually. Goodwill and trade names are the only intangible assets with an indefinite life on our balance sheet.

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

At December 31, 2015, the Company assessed goodwill for impairment using qualitative factors and concluded the two-step process was unnecessary.

Core deposit intangibles recorded in acquisitions are amortized to expense using an accelerated method over their estimated lives of 8 to ten years. Non-compete agreements are amortized on a straight line basis over their estimated life. Prior to the Provident Merger, intangibles related to the naming rights on Provident Bank Ball Park were amortized over ten years on a straight-line basis. As part of the Provident Merger we impaired the carrying value of the naming rights to Provident Bank Ball Park and have since settled our remaining naming rights obligation. Impairment losses on intangible assets and other long-term assets are charged to expense, if and when they occur, with the assets recorded at fair value. (See Note 7. “Goodwill and Other Intangible Assets”).

Servicing Rights
Servicing rights are included with other assets on the balance sheet. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the statement of operations effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

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

Servicing fee income, which is reported on the consolidated statement of operations as other income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan, and are recorded as income when earned. Servicing fees including late fees and ancillary fees related to loan servicing, are not material to the results of our operations. The Bank generally outsources the servicing of residential mortgage loans to a nationally recognized mortgage loan servicing company.

Bank Owned Life Insurance (BOLI)
The Company owns life insurance policies (purchased and acquired) on certain officers and key executives. Bank owned life insurance (“BOLI”) is recorded at its cash surrender value (or the amount that can be realized).

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

Other Real Estate Owned
Real estate properties acquired through loan foreclosures are recorded initially at estimated fair value, less expected sales costs, with any resulting write-down charged to the allowance for loan losses. Other real estate owned (“OREO”) also includes the fair value of the Bank’s financial centers that are held for sale. Any write-down associated with the transfer of a financial center from premises and equipment to OREO was included as a charge to other non-interest expense in the consolidated statement of operations. Subsequent valuations of OREO are performed by management, and the carrying amount of a property is adjusted by a charge to expense to reflect any subsequent declines in estimated fair value. Fair value estimates are based on recent appraisals and other available information. Routine holding costs are charged to expense as incurred, while significant improvements are capitalized. Gains and losses on sales of OREO properties are recognized upon disposition.

Other Borrowings - Securities Repurchase Agreements
In securities repurchase agreements, the Company transfers securities to a counterparty under an agreement to repurchase the identical securities at a fixed price on a future date. These agreements are accounted for as secured financing transactions since the Company maintains effective control over the transferred securities and the transfer meets other specified criteria. Accordingly, the transaction proceeds are recorded as borrowings and the underlying securities continue to be carried in the Company’s investment securities portfolio. Disclosure of the pledged securities is made in the consolidated balance sheets if the counterparty has the right by contract to sell or re-pledge such collateral. (See Note 9. “Borrowings”).

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

The Company evaluates uncertain tax positions in a two step process. The first step is recognition, which requires a determination of whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement. Under the measurement step, a tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. A previously recognized tax position that no longer meets the more likely than not recognition threshold should be derecognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company did not have any such position as of December 31, 2015. (See Note 11. “Income Taxes”).

Derivatives
Derivatives are recognized as assets and liabilities in the consolidated balance sheets and measured at fair value. For exchange-traded contracts, fair value is based on quoted market prices. For non-exchange traded contracts, fair value is based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require management judgment or estimation relating to future rates and credit activities.
For asset/liability management purposes, the Bank uses interest rate swap agreements to modify interest rate risk characteristics of certain portfolio loans as an accommodation to our borrowers. Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged. These swap agreements are derivative instruments and these instruments effectively convert a portion of the Bank’s fixed-rate borrowings to variable rate borrowings. (See Note 10. “Derivatives”).

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

Fair Values of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. (See Note 19. “Fair Value Measurements”).

Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company does not believe there are such matters that will have a material effect on the consolidated financial statements. (See Note 18. “Commitments and Contingencies”).

Loan Commitments and Related Financial Instruments
Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.  (See Note 18. “Commitments and Contingencies”).

Stock-Based Compensation Plans
Compensation expense for stock options, non-vested stock awards/stock units is based on the fair value of the award on the measurement date, which is the date of grant. The expense is recognized ratably over the service period of the award. The fair value of stock options is estimated using a Black-Scholes valuation model. The fair value of non-vested stock awards/stock units is generally the market price of the Company’s common stock on the date of grant. (See Note 12 “Stock-Based Compensation”).

Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed in a similar manner to basic EPS, except that the weighted average number of common shares is increased to include incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options were exercised and unvested restricted stock became vested during the periods. For purposes of computing both basic and diluted EPS, outstanding shares included earned ESOP (as defined below) shares. (See Note 15. “Earnings Per Common Share”).

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

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

Acquired loan portfolio data in the HVB Merger is presented below:

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

	Fair value of acquired loans at acquisition date	Gross contractual amounts receivable at acquisition date	Best estimate at acquisition date of contractual cash flows not expected to be collected
Acquired loans with evidence of deterioration since origination	$96,973	$122,104	$12,604
Acquired loans with no evidence of deterioration since origination	1,695,546	1,974,740	NA

The core deposit intangible asset recognized is being amortized over its estimated useful life of approximately 10 years utilizing the sum-of-the-years digits method.

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
Direct acquisition and other charges incurred in connection with the HVB Merger were expensed as incurred and totaled $14,381 for calendar 2015 and $502 for the transition period. These expenses were recorded in Merger-related expenses on the consolidated statements of operations. Results of operations for calendar 2015 included a charge for asset write-downs, severance and retention compensation, information technology services and other contract terminations, and impairment of leases which totaled $28,055 and was recorded in other non-interest expense in the consolidated statements of operations. The results of operations were not impacted by the HVB Merger for the other periods presented on the consolidated statements of operations.
The following table presents selected unaudited pro forma financial information reflecting the HVB Merger assuming it was completed as of October 1, 2013. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the HVB Merger actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full fiscal year period. Pro forma basic and diluted earnings per common share were calculated using the Company’s actual weighted average shares outstanding for the periods presented, plus the incremental shares issued, assuming the HVB Merger occurred at the beginning of the periods presented. The unaudited pro forma information is based on the actual financial statements of the Company for the periods presented, and on the actual financial statements of HVHC for the 2014 period presented and in 2015 until the date of the HVB Merger, at which time HVHC’s results of operations were included in the Company’s financial statements.
The unaudited pro forma information for calendar 2015, the transition period and fiscal 2014 set forth below reflects adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; and (c) adjustments to interest income and expense due to amortization of premiums and accretion of discounts. Direct merger-related expenses and charges incurred in calendar 2015 and the transition period and costs incurred to write-down assets and accrue for retention and severance compensation are assumed to have occurred prior to October 1, 2013. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue enhancement opportunities or anticipated potential cost savings for periods that include data as of June 30, 2015 or earlier.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

	Pro forma information
	For the year ended	For the three months ended	For the fiscal year ended
	December 31, 2015	December 31, 2014	September 30, 2014
Net interest income	$360,271	$82,540	$306,401
Non-interest income	66,686	17,214	60,356
Non-interest expense	261,453	73,263	318,804
Net income	100,086	16,971	23,596
Pro forma earnings per share from continuing operations:
Basic	$0.78	$0.14	$0.20
Diluted	0.78	0.14	0.20
Damian Acquisition
On February 27, 2015, the Bank acquired 100% of the outstanding common stock of Damian Services Corporation (“Damian”) for total consideration of $24,670 in cash. Damian is a payroll services provider located in Chicago, Illinois. In connection with the acquisition, the Bank acquired $22,307 of outstanding payroll finance loans and assumed $14,560 of liabilities. The Bank recognized a customer list intangible asset of $8,950 that is being amortized over its 16 year estimated life, and $11,930 of goodwill. The Bank also recognized a $1,500 restructuring charge, consisting mainly of retention and severance compensation and asset write-downs related to the consolidation of Damian’s operations, and approximately $300 of legal fees.

FCC Acquisition
On May 7, 2015, the Bank acquired a factoring portfolio from FCC, LLC, a subsidiary of First Capital Holdings, Inc., with an outstanding factoring receivables balance of approximately $44,500. The total consideration was $45,500 and included a premium of $1,000 in addition to the outstanding receivables balance.

Provident Merger
On October 31, 2013, the Company completed the Provident Merger. Under the terms of the Agreement and Plan of Merger, Legacy Sterling shareholders received 1.2625 shares of Legacy Provident’s common stock for each share of Legacy Sterling common stock, which resulted in the issuance of 39,057,968 shares. Based on the closing stock price of $11.72 per share on October 31, 2013, the aggregate consideration paid to Legacy Sterling shareholders was $457,781, including $23 paid in cash for fractional shares, and $6 which represented outstanding vested stock options. Consistent with the Company’s strategy, the primary reason for the Provident Merger was the expansion of the Company’s geographic footprint and diversification of its business in the greater New York metropolitan region and beyond.

The assets acquired and liabilities assumed were accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of October 31, 2013, based on management’s best estimate using the information available as of the Provident Merger date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $225,809, a core deposit intangible of $20,089 and a trade name intangible of $20,500.  As of October 31, 2013, Legacy Sterling had assets with a book value of approximately $2,759,628, loans, including loans held for sale with a book value of approximately $1,735,142, and deposits with a book value of approximately $2,296,713. The table below summarizes the amounts recognized as of the Provident Merger date for each major class of assets acquired and liabilities assumed, the estimated fair value adjustments and the amounts recorded in the Company’s financial statements at fair value at the Provident Merger date:

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

Consideration paid through Sterling Bancorp common stock issued to Legacy Sterling shareholders	$457,781

	Legacy Sterling carrying value	Fair value adjustments		As recorded at acquisition
Cash and cash equivalents	$277,798	$—		$277,798
Investment securities	613,154	(5,243)	(a)	607,911
Loans held for sale	30,341	—		30,341
Loans	1,704,801	(6,693)	(b)	1,698,108
Federal Reserve Bank stock	7,680	—		7,680
Bank owned life insurance	55,374	—		55,374
Premises and equipment	21,293	2,301	(c)	23,594
Accrued interest receivable	6,590	—		6,590
Core deposit and other intangibles	—	20,089	(d)	20,089
Trade name intangible	—	20,500	(e)	20,500
Other real estate owned	1,720	4,095	(f)	5,815
Other assets	40,877	(19,944)	(g)	20,933
Deposits	(2,296,713)	(477)	(h)	(2,297,190)
FHLB borrowings	(100,346)	(273)	(i)	(100,619)
Other borrowings	(62,465)	—		(62,465)
Subordinated Debentures	(25,774)	(753)	(j)	(26,527)
Other liabilities	(60,462)	4,502	(k)	(55,960)
Total identifiable net assets	$213,868	$18,104		$231,972
Goodwill recorded in the Provident Merger				$225,809
Explanation of certain fair value related adjustments:

(a)	Represents the fair value adjustment on investment securities held to maturity.

(b)
Represents the elimination of Legacy Sterling’s allowance for loan losses and an adjustment of the amortized cost of loans to estimated fair value, which includes an interest rate mark and credit mark. Gross loans acquired were $1,723,447; and of the acquired loans, $1,699,271 were not considered purchased credit impaired. The Company recorded a fair value adjustment of $14,440.

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

(f)
Represents an adjustment to an acquired property which Legacy Sterling utilized as a financial center and recorded as premises and equipment. The Company included this asset in OREO, as it was held for sale. This asset was sold during fiscal 2014.

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

(i)
Represents the fair value adjustment on FHLB borrowings, as the weighted average interest rate of FHLB borrowings assumed exceeded the cost of similar funding available in the market at the time of the Provident Merger.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
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
The fair value of premises and equipment and other real estate owned was estimated using appraisals of like kind properties and assets. Premises, equipment and leasehold improvements will be amortized or depreciated over their estimated useful lives ranging from one to five years for equipment or over the life of the lease for leasehold improvements. OREO is not amortized and is carried at estimated fair value determined by the appraised value less costs to sell.
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
Direct acquisition and integration costs of the Provident Merger were expensed as incurred and totaled $9,455 and $2,772, for fiscal 2014 and fiscal 2013, respectively. These items were recorded as Merger-related expenses in the consolidated statement of operations. Other direct integration costs of the Provident Merger for transition period and for fiscal 2014 totaled $610 and $26,590, respectively, and included charges for asset write-downs, severance and retention compensation, and banking systems conversion. These items were recorded in other non-interest expense in the consolidated statement of operations.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

(3) Securities

A summary of amortized cost and estimated fair value of our securities is presented below:

	December 31, 2015
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Residential MBS:
Agency-backed	$1,222,912	$2,039	$(7,089)	$1,217,862	$252,760	$1,857	$(1,214)	$253,403
CMO/Other MBS	79,430	76	(1,133)	78,373	49,842	87	(619)	49,310
Total residential MBS	1,302,342	2,115	(8,222)	1,296,235	302,602	1,944	(1,833)	302,713
Other securities:
Federal agencies	85,124	7	(864)	84,267	104,135	2,458	(635)	105,958
Corporate	321,630	522	(7,964)	314,188	25,241	11	(200)	25,052
State and municipal	187,399	2,187	(551)	189,035	285,813	9,327	(134)	295,006
Trust preferred	27,928	589	—	28,517	—	—	—	—
Other	8,781	9	—	8,790	5,000	350	—	5,350
Total other securities	630,862	3,314	(9,379)	624,797	420,189	12,146	(969)	431,366
Total securities	$1,933,204	$5,429	$(17,601)	$1,921,032	$722,791	$14,090	$(2,802)	$734,079

	December 31, 2014
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Residential MBS:
Agency-backed	$528,818	$5,398	$(553)	$533,663	$138,589	$2,763	$(2)	$141,350
CMO/Other MBS	85,619	178	(959)	84,838	60,166	58	(564)	59,660
Total residential MBS	614,437	5,576	(1,512)	618,501	198,755	2,821	(566)	201,010
Other securities:
Federal agencies	150,623	4	(3,471)	147,156	136,618	4,328	(548)	140,398
Corporate	206,267	319	(1,755)	204,831	—	—	—	—
State and municipal	129,576	2,737	(248)	132,065	231,964	7,713	(89)	239,588
Trust preferred	37,687	652	(46)	38,293	—	—	—	—
Other	—	—	—	—	5,000	350	—	5,350
Total other securities	524,153	3,712	(5,520)	522,345	373,582	12,391	(637)	385,336
Total securities	$1,138,590	$9,288	$(7,032)	$1,140,846	$572,337	$15,212	$(1,203)	$586,346

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

The amortized cost and estimated fair value of securities at December 31, 2015 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date.

	December 31, 2015
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Other securities remaining period to contractual maturity:
One year or less	$26,910	$26,958	$11,975	$12,060
One to five years	302,483	299,550	46,292	47,428
Five to ten years	252,972	249,272	226,884	232,177
Greater than ten years	48,497	49,017	135,038	139,701
Total other securities	630,862	624,797	420,189	431,366
Residential MBS	1,302,342	1,296,235	302,602	302,713
Total securities	$1,933,204	$1,921,032	$722,791	$734,079

Sales of securities for the periods indicated below were as follows:

	For the year ended	For the three months ended		For the fiscal year ended
	December 31,	December 31,		September 30,
	2015	2014	2013	2014	2013
Available for sale:
Proceeds from sales	$893,610	$244,835	$247,650	$529,107	$339,123
Gross realized gains	6,018	409	211	1,964	7,709
Gross realized losses	(1,181)	(452)	(856)	(1,323)	(377)
Income tax (benefit) expense on realized net gains (losses)	(1,572)	(14)	(214)	172	2,282
Held to maturity: (1)
Proceeds from sales	$—	$—	$—	$—	$1,187
Gross realized gains	—	—	—	—	59
Income tax expense on realized gains	—	—	—	—	18

(1) During fiscal 2013, the Company sold held to maturity securities after the Company had already collected at least 85% of the principal balance outstanding at acquisition.

At December 31, 2015 and 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

The following table summarizes securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available for sale
December 31, 2015
Residential MBS:
Agency-backed	$18,983	$(528)	$854,491	$(6,561)	$873,474	$(7,089)
CMO/Other MBS	23,682	(717)	41,946	(416)	65,628	(1,133)
Total residential MBS	42,665	(1,245)	896,437	(6,977)	939,102	(8,222)
Other securities:
Federal agencies	14,933	(260)	57,886	(604)	72,819	(864)
Corporate	19,257	(715)	236,048	(7,249)	255,305	(7,964)
State and municipal	3,439	(27)	42,924	(524)	46,363	(551)
Trust preferred	—	—	—	—	—	—
Total other securities	37,629	(1,002)	336,858	(8,377)	374,487	(9,379)
Total	$80,294	$(2,247)	$1,233,295	$(15,354)	$1,313,589	$(17,601)
December 31, 2014
Residential MBS:
Agency-backed	$17,379	$(37)	$21,616	$(516)	$38,995	$(553)
CMO/Other MBS	25,551	(206)	43,475	(753)	69,026	(959)
Total residential MBS	42,930	(243)	65,091	(1,269)	108,021	(1,512)
Other securities:
Federal agencies	5,959	(87)	140,699	(3,384)	146,658	(3,471)
Corporate	85,055	(731)	65,648	(1,024)	150,703	(1,755)
State and municipal	12,012	(68)	11,400	(180)	23,412	(248)
Trust preferred	3,900	(46)	—	—	3,900	(46)
Total other securities	106,926	(932)	217,747	(4,588)	324,673	(5,520)
Total	$149,856	$(1,175)	$282,838	$(5,857)	$432,694	$(7,032)

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

The following table summarizes securities held to maturity with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Held to maturity
December 31, 2015
Residential MBS:
Agency-backed	$—	$—	$132,585	$(1,214)	$132,585	$(1,214)
CMO/Other MBS	5,960	(156)	40,033	(463)	$45,993	(619)
Total residential MBS	5,960	(156)	172,618	(1,677)	178,578	(1,833)
Other securities:
Federal agencies	14,642	(358)	9,723	(277)	24,365	(635)
Corporate	—	—	20,039	(200)	20,039	(200)
State and municipal	2,562	(48)	12,989	(86)	15,551	(134)
Total other securities	17,204	(406)	42,751	(563)	59,955	(969)
Total	$23,164	$(562)	$215,369	$(2,240)	$238,533	$(2,802)
December 31, 2014
Residential MBS:
Agency-backed	$1,208	$(2)	$—	$—	$1,208	$(2)
CMO/Other MBS	—		42,979	(564)	42,979	(564)
Total residential MBS	1,208	(2)	42,979	(564)	44,187	(566)
Other securities:
Federal agencies	9,711	(289)	14,741	(259)	24,452	(548)
State and municipal	11,501	(86)	233	(3)	11,734	(89)
Total other securities	21,212	(375)	14,974	(262)	36,186	(637)
Total	$22,420	$(377)	$57,953	$(826)	$80,373	$(1,203)

At December 31, 2015, a total of 361 available for sale securities were in a continuous unrealized loss position for less than 12 months and 40 securities were in an unrealized loss position for 12 months or longer. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating OTTI losses, management considers, among other things: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2015, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. As of December 31, 2015 management does not believe any of the securities are impaired due to reasons of credit quality and management believes the impairments detailed in the table above are temporary. No impairment loss has been realized in the Company’s consolidated statements of operations.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

Securities pledged for borrowings at FHLB and other institutions, and securities pledged for municipal deposits and other purposes were as follows:

	December 31,
	2015	2014
Available for sale securities pledged for borrowings, at fair value	$101,994	$187,314
Available for sale securities pledged for municipal deposits, at fair value	849,186	550,681
Available for sale securities pledged for customer back-to-back swaps, at fair value	1,839	1,959
Held to maturity securities pledged for borrowings, at amortized cost	206,337	154,712
Held to maturity securities pledged for municipal deposits, at amortized cost	327,589	352,843
Total securities pledged	$1,486,945	$1,247,509

(4) Portfolio Loans

The composition of the Company’s loan portfolio, excluding loans held for sale, was the following:

	December 31,
	2015	2014
Commercial:
Commercial & industrial (“C&I”)	$1,681,704	$1,244,555
Payroll finance	221,831	154,229
Warehouse lending	387,808	173,786
Factored receivables	208,382	161,625
Equipment financing	631,303	411,449
Total commercial	3,131,028	2,145,644
Commercial mortgage:
Commercial real estate (“CRE”)	2,733,351	1,458,277
Multi-family	796,030	384,544
Acquisition, development & construction (“ADC”)	186,398	96,995
Total commercial mortgage	3,715,779	1,939,816
Total commercial and commercial mortgage	6,846,807	4,085,460
Residential mortgage	713,036	529,766
Consumer	299,517	200,415
Total loans	7,859,360	4,815,641
Allowance for loan losses	(50,145)	(42,374)
Total portfolio loans, net	$7,809,215	$4,773,267

Total loans include net deferred loan origination costs of $2,029 at December 31, 2015 and $1,609 at December 31, 2014.

At December 31, 2015, the Company pledged loans totaling $2,050,982 to the FHLB as collateral for certain borrowing arrangements. See Note 9. “Borrowings and Senior Notes”.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

The following tables set forth the amounts and status of the Company’s loans and TDRs at December 31, 2015 and 2014:

	December 31, 2015
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
C&I	$1,630,635	$9,380	$31,060	$487	$10,142	$1,681,704
Payroll finance	221,394	—	349	88	—	221,831
Warehouse lending	387,808	—	—	—	—	387,808
Factored receivables	208,162	—	—	—	220	208,382
Equipment financing	627,056	1,088	1,515	—	1,644	631,303
CRE	686,445	7,417	2,521	—	20,742	2,733,351
Multi-family	2,702,671	2,485	—	—	1,717	796,030
ADC	791,828	—	—	83	3,700	186,398
Residential mortgage	182,615	6,014	897	—	19,680	713,036
Consumer	286,339	4,950	320	16	7,892	299,517
Total loans	$7,724,953	$31,334	$36,662	$674	$65,737	$7,859,360
Total TDRs included above	$13,047	$654	$—	$—	$8,591	$22,292
Non-performing loans:
Loans 90+ days past due and still accruing					$674
Non-accrual loans					65,737
Total non-performing loans					$66,411

	December 31, 2014
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
C&I	$1,232,363	$6,237	$920	$60	$4,975	$1,244,555
Payroll finance	154,114	—	—	115	—	154,229
Warehouse lending	173,786	—	—	—	—	173,786
Factored receivables	161,381	—	—	—	244	161,625
Equipment financing	410,483	707	19	—	240	411,449
CRE	1,433,235	7,982	5,322	452	11,286	1,458,277
Multi-family	383,799	317	—	156	272	384,544
ADC	89,730	401	451	—	6,413	96,995
Residential mortgage	509,597	2,935	975	—	16,259	529,766
Consumer	191,528	1,110	1,607	—	6,170	200,415
Total loans	$4,740,016	$19,689	$9,294	$783	$45,859	$4,815,641
Total TDRs included above	$16,238	$847	$176	$—	$11,427	$28,688
Non-performing loans:
Loans 90+ days past due and still accruing					$783
Non-accrual loans					45,859
Total non-performing loans					$46,642

The following table provides additional analysis of the Company’s non-accrual loans at December 31, 2015 and 2014:

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

	December 31, 2015				December 31, 2014
	Recorded investment Non-accrual loans	Recorded investment PCI non-accrual loans	Recorded investment total non-accrual loans	Unpaid principal balance non-accrual loans	Recorded investment Non-accrual loans	Recorded investment PCI non-accrual loans	Recorded investment total non-accrual loans	Unpaid principal balance non-accrual loans
C&I	$4,314	$5,828	$10,142	$10,503	$3,780	$1,195	$4,975	$5,739
Payroll finance	—	—	—	—	—	—	—	—
Factored receivables	220	—	220	220	244	—	244	244
Equipment financing	1,644	—	1,644	1,644	240	—	240	240
CRE	13,119	7,623	20,742	23,678	11,146	140	11,286	11,498
Multi-family	1,717	—	1,717	1,837	272	—	272	272
ADC	3,700	—	3,700	3,829	6,413	—	6,413	7,637
Residential mortgage	13,683	5,997	19,680	24,386	14,179	2,080	16,259	20,097
Consumer	7,315	577	7,892	9,404	6,170	—	6,170	6,270
	$45,712	$20,025	$65,737	$75,501	$42,444	$3,415	$45,859	$51,997

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

At December 31, 2015, the recorded investment of residential mortgage loans that were formally in process of foreclosure was $9,638, which are included in non-accrual residential mortgage loans above.

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at December 31, 2015:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	Purchased credit impaired loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
C&I	$3,138	$1,661,163	$17,403	$1,681,704	$—	$13,262	$13,262
Payroll finance	—	221,831	—	221,831	—	1,936	1,936
Warehouse lending	—	387,808	—	387,808	—	589	589
Factored receivables	—	208,382	—	208,382	—	1,457	1,457
Equipment financing	1,017	630,286	—	631,303	—	4,925	4,925
CRE	13,492	2,669,673	50,186	2,733,351	—	13,861	13,861
Multi-family	1,541	790,017	4,472	796,030	—	2,741	2,741
ADC	8,669	173,065	4,664	186,398	—	2,009	2,009
Residential mortgage	515	705,245	7,276	713,036	—	5,007	5,007
Consumer	—	298,225	1,292	299,517	—	4,358	4,358
Total loans	$28,372	$7,745,695	$85,293	$7,859,360	$—	$50,145	$50,145

There was $272 included in the allowance for loan losses associated with PCI loans at December 31, 2015.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at December 31, 2014:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	Purchased credit impaired loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
C&I	$4,461	$1,238,899	$1,195	$1,244,555	$—	$11,027	$11,027
Payroll finance	—	154,229	—	154,229	—	1,506	1,506
Warehouse lending	—	173,786	—	173,786	—	608	608
Factored receivables	—	161,625	—	161,625	—	1,205	1,205
Equipment financing	—	411,449	—	411,449	—	2,569	2,569
CRE	14,423	1,443,714	140	1,458,277	—	10,121	10,121
Multi-family	—	384,544	—	384,544	—	2,111	2,111
ADC	11,624	85,371	—	96,995	—	2,987	2,987
Residential mortgage	515	527,171	2,080	529,766	—	5,843	5,843
Consumer	—	200,415	—	200,415	—	4,397	4,397
Total loans	$31,023	$4,781,203	$3,415	$4,815,641	$—	$42,374	$42,374

 The Company acquired PCI loans in the HVB Merger and the Provident Merger. The carrying value of such loans is presented in the tables above. At December 31, 2015, the net recorded amount of PCI loans was $85,293. The balance of $3,415 at December 31, 2014 represented the remaining net recorded amount of PCI loans acquired in the Provident Merger.

The following table presents the changes in the balance of the accretable yield discount for PCI loans for calendar 2015; the transition period; the 2013 transition period (unaudited); fiscal 2014; and fiscal 2013:

	For the year ended	For the three months ended		For the fiscal year ended
	December 31,	December 31,		September 30,
	2015	2014	2013	2014	2013
Balance at beginning of period	$724	$724	$—	$—	$—
Acquisition	12,527	—	10,927	10,927	—
Accretion	(2,229)	—	—	—	—
Disposals	(50)	—	(8,086)	(10,203)	—
Reclassification from non-accretable difference	239	—	—	—	—
Balance at end of period	$11,211	$724	$2,841	$724	$—

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

Income is not recognized on PCI loans unless the Company can reasonably estimate the cash flows that are expected to be collected over the life of the loan. The following table presents the carrying value of the Company’s PCI loans segregated by those PCI loans subject to accretion, and those PCI loans under the cost recovery method at December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	PCI loans subject to accretion	PCI loans under cost recovery method (non-accrual)	Total PCI loans	PCI loans subject to accretion	PCI loans under cost recovery method (non-accrual)	Total PCI loans
C&I	$11,575	$5,828	$17,403	$—	$1,195	$1,195
Payroll finance	—	—	—	—	—	—
Factored receivables	—	—	—	—	—	—
Equipment financing	—	—	—	—	—	—
CRE	42,563	7,623	50,186	—	140	140
Multi-family	4,472	—	4,472	—	—	—
ADC	4,664	—	4,664	—	—	—
Residential	1,279	5,997	7,276	—	2,080	2,080
Consumer	715	577	1,292	—	—	—
	$65,268	$20,025	$85,293	$—	$3,415	$3,415
The following table presents loans individually evaluated for impairment by segment of loans at December 31, 2015 and 2014:

	C&I	Equipment financing	CRE	Multi-family	ADC	Residential mortgage	Total
Loans with no related allowance recorded:
December 31, 2015
Unpaid principal balance	$3,145	$1,017	$15,092	$1,541	$8,669	$515	$29,979
Recorded investment	3,138	1,017	13,492	1,541	8,669	515	28,372
December 31, 2014
Unpaid principal balance	4,571	—	14,635	—	12,848	515	32,569
Recorded investment	4,461	—	14,423	—	11,624	515	31,023

During fiscal 2014 the Company modified its allowance for loan loss policy to generally require a charge-off of the difference between the book balance of a collateral dependent impaired loan and the net value of the collateral securing the loan. As a result, there were no impaired loans with an allowance recorded at December 31, 2015 or December 31, 2014.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

The following tables present the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for calendar 2015; the transition period; the 2013 transition period (unaudited), fiscal 2014 and fiscal 2013:

	For the year ended
	December 31, 2015
	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
With no related allowance recorded:
C&I	$2,718	$—	$—
Equipment Financing	757	—	—
CRE	12,155	102	—
Multi-family	1,078	—	—
ADC	8,819	234	—
Residential mortgage	515	$—	—
Total	$26,042	$336	$—

	For the three months ended
	December 31, 2014			December 31, 2013
	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
With no related allowance recorded:
C&I	$4,482	$—	$—	$3,759	$20	$2
CRE	14,503	44	42	19,318	52	—
ADC	11,897	62	62	17,108	148	—
Residential mortgage	515	—	—	4,890	—	—
Total	$31,397	$106	$104	$45,075	$220	$2

There were no impaired loans with an allowance recorded at December 31, 2015 or December 31, 2014. At December 31, 2013, there were C&I loans with a balance of $314 and ADC loans with a balance of $1,932 with an allowance recorded. There was no income recognized on these loans during the period.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

	For the fiscal year ended
	September 30, 2014			September 30, 2013
	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
With no related allowance recorded:
C&I	$4,180	$—	$—	$1,821	$91	$86
CRE	14,016	186	180	17,325	286	275
ADC	20,525	239	239	12,827	631	587
Residential mortgage	515	—	—	309	—	—
Consumer	—	—	—	61	—	—
Subtotal	39,236	425	419	32,343	1,008	948
With an allowance recorded:
C&I	—	—	—	705	—	—
CRE	—	—	—	6,646	7	7
ADC	—	—	—	1,104	—	—
Residential mortgage	—	—	—	1,602	14	10
Consumer	—	—	—	228	—	—
Subtotal	—	—	—	10,285	$21	17
Total	$39,236	$425	$419	$42,628	$1,029	$965

Troubled Debt Restructuring
The following tables set forth the amounts and past due status of the Company’s TDRs at December 31, 2015 and December 31, 2014 :

	December 31, 2015
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
C&I	$154	$—	$—	$—	$2,052	$2,206
Equipment financing	338	—	—	—	—	338
CRE	2,787	—	—	—	—	2,787
ADC	5,107	—	—	—	3,700	8,807
Residential mortgage	4,661	654	—	—	2,839	8,154
Total	$13,047	$654	$—	$—	$8,591	$22,292

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

	December 31, 2014
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
C&I	$245	$—	$—	$—	$2,065	$2,310
Equipment financing	409	—	—	—	—	409
CRE	4,833	263	—	—	—	5,096
ADC	5,487	—	—	—	6,373	11,860
Residential mortgage	5,264	584	176	—	2,768	8,792
Consumer	—	—	—	—	221	221
Total	$16,238	$847	$176	$—	$11,427	$28,688

The Company had no outstanding commitments to lend additional amounts to customers with loans classified as TDRs as of December 31, 2015 and 2014, respectively.

There were no loans modified as TDRs that occurred during calendar 2015 or the transition period. The following table presents loans by segment modified as TDRs that occurred during the fiscal 2014 and fiscal 2013:

	September 30, 2014			September 30, 2013
		Recorded investment			Recorded investment
	Number	Pre- modification	Post- modification	Number	Pre- modification	Post- modification
C&I	—	$—	$—	5	$2,001	$2,001
CRE	—	—	—	2	2,682	2,682
ADC	2	1,060	1,060	7	5,772	5,772
Residential mortgage	—	—	—	6	1,436	1,372
Consumer	—	—	—	1	302	302
Total restructured loans	2	$1,060	$1,060	21	$12,193	$12,129

The amount of TDRs charged-off against the allowance for loan losses was $74 in calendar 2015, $0 in the transition period, $110 in fiscal 2014 and $0 in fiscal 2013.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

(5) Allowance for Loan Losses

Activity in the allowance for loan losses for calendar 2015, the transition period, the 2013 transition period (unaudited), fiscal 2014 and fiscal 2013 is summarized below:

	For the year ended December 31, 2015
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
C&I	$11,027	$(1,575)	$1,720	$145	$2,090	$13,262
Payroll finance	1,506	(406)	35	(371)	801	1,936
Warehouse lending	608	—	—	—	(19)	589
Factored receivables	1,205	(291)	60	(231)	483	1,457
Equipment financing	2,569	(3,423)	825	(2,598)	4,954	4,925
CRE	10,121	(1,695)	148	(1,547)	5,287	13,861
Multi-family	2,111	(17)	9	(8)	638	2,741
ADC	2,987	—	52	52	(1,030)	2,009
Residential mortgage	5,843	(1,251)	92	(1,159)	323	5,007
Consumer	4,397	(2,360)	148	(2,212)	2,173	4,358
Total allowance for loan losses	$42,374	$(11,018)	$3,089	$(7,929)	$15,700	$50,145
Annualized net charge-offs to average loans outstanding						0.13%

	For the three months ended December 31, 2014
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
C&I	$9,536	$(733)	$638	$(95)	$1,586	$11,027
Payroll finance	1,379	—	—	—	127	1,506
Warehouse lending	630	—	—	—	(22)	608
Factored receivables	1,294	—	—	—	(89)	1,205
Equipment financing	2,621	—	—	—	(52)	2,569
CRE	10,844	(172)	1	(171)	(552)	10,121
Multi-family	1,867	—	—	—	244	2,111
ADC	2,120	(488)	—	(488)	1,355	2,987
Residential mortgage	5,837	(310)	2	(308)	314	5,843
Consumer	4,484	(203)	27	(176)	89	4,397
Total allowance for loan losses	$40,612	$(1,906)	$668	$(1,238)	$3,000	$42,374
Annualized net charge-offs to average loans outstanding						0.10%

	For the three months ended December 31, 2013 (Unaudited)
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
C&I	$5,302	$(528)	$501	$(27)	$1,611	$6,886
CRE	9,967	(671)	37	(634)	659	9,992
ADC	5,806	(218)	—	(218)	269	5,857
Residential mortgage	4,474	(270)	7	(263)	389	4,600
Consumer	3,328	(147)	24	(123)	72	3,277
Total allowance for loan losses	$28,877	$(1,834)	$569	$(1,265)	$3,000	$30,612
Annualized net charge-offs to average loans outstanding						0.14%

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

	For the fiscal year ended September 30, 2014
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
C&I	$5,302	$(2,901)	$1,073	$(1,828)	$6,062	$9,536
Payroll finance	—	(758)	—	(758)	2,137	1,379
Warehouse lending	—	—	—	—	630	630
Factored receivables	—	(211)	9	(202)	1,496	1,294
Equipment financing	—	(1,074)	194	(880)	3,501	2,621
CRE	9,967	(741)	161	(580)	1,457	10,844
Multi-family	—	(418)	92	(326)	2,193	1,867
ADC	5,806	(1,479)	—	(1,479)	(2,207)	2,120
Residential mortgage	4,474	(963)	323	(640)	2,003	5,837
Consumer	3,328	(786)	114	(672)	1,828	4,484
Total allowance for loan losses	$28,877	$(9,331)	$1,966	$(7,365)	$19,100	$40,612
Annualized net charge-offs to average loans outstanding						0.18%

	For the fiscal year ended September 30, 2013
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
C&I	$4,603	$(1,354)	$410	$(944)	$1,643	$5,302
CRE	7,230	(3,725)	577	(3,148)	5,885	9,967
ADC	8,526	(3,422)	182	(3,240)	520	5,806
Residential mortgage	4,359	(2,547)	101	(2,446)	2,561	4,474
Consumer	3,564	(2,009)	232	(1,777)	1,541	3,328
Total allowance for loan losses	$28,282	$(13,057)	$1,502	$(11,555)	$12,150	$28,877
Annualized net charge-offs to average loans outstanding						0.52%

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

Total Valuation Balances Recorded Against Portfolio Loans
The following analysis presents the allowance for loan losses to originated loans, remaining purchase accounting marks to acquired loan portfolios and a holistic view of valuation balances recorded against portfolio loans at December 31, 2015 and 2014:

	December 31, 2015
Originated:	Pass	Special mention	Substandard	Doubtful	Loss	Total
C&I	$1,356,685	$11,041	$29,621	$445	$—	$1,397,792
Payroll finance	221,735	—	96	—	—	221,831
Factored receivables	206,814	—	1,568	—	—	208,382
Equipment financing	512,314	460	1,644	—	—	514,418
Warehouse lending	387,808	—	—	—	—	387,808
CRE	2,002,638	9,361	24,104	—	—	2,036,103
Multi-family	550,438	—	1,717	—	—	552,155
ADC	118,552	1,575	7,236	—	—	127,363
Residential	419,534	897	13,497	—	—	433,928
Consumer	195,684	407	7,167	268	—	203,526
Total originated loans	$5,972,202	$23,741	$86,650	$713	$—	$6,083,306
Allowance for loan losses	$43,925	$884	$4,801	$535	$—	$50,145
As a % of originated loans	0.74%	3.72%	5.54%	75.04%	—%	0.82%

	December 31, 2015
Acquired loans:	Pass	Special mention	Substandard	Doubtful	Loss	Total
C&I	$267,541	$9,724	$6,647	$—	$—	$283,912
Equipment finance	116,885	—		—	—	116,885
CRE	645,951	23,111	28,186	—	—	697,248
Multi-family	237,948	5,927	—	—	—	243,875
ADC	52,775	5,500	760	—	—	59,035
Residential	272,336	—	6,772	—	—	279,108
Consumer	95,341	—	650	—	—	95,991
Total loans subject to purchase accounting marks	$1,688,777	$44,262	$43,015	$—	$—	$1,776,054
Remaining purchase accounting mark	$37,351	$1,649	$2,383	$—	$—	$41,383
As a % of acquired loans	2.21%	3.73%	5.54%	—%	—%	2.33%

Total portfolio loans	$7,660,979	$68,003	$129,665	$713	$—	$7,859,360
Total allowance for loan losses and remaining purchase accounting mark	$81,276	$2,533	$7,184	$535	$—	$91,528
As a % of portfolio loans	1.06%	3.72%	5.54%	75.04%	—%	1.16%

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

	December 31, 2014
Originated:	Pass	Special mention	Substandard	Doubtful	Loss	Total
C&I	$1,004,123	$13,060	$6,207	$—	$—	$1,023,390
Payroll finance	153,118	996	115	—	—	154,229
Factoring	161,347	34	244	—	—	161,625
Equipment financing	266,752	—	240	—	—	266,992
Warehouse lending	173,786	—	—	—	—	173,786
CRE	1,189,306	12,707	28,055	—	—	1,230,068
Multi-family	379,254	317	272	—	—	379,843
ADC	79,952	1,027	16,016	—	—	96,995
Residential	410,243	975	14,301	—	—	425,519
Consumer	192,525	1,200	6,690	—	—	200,415
Total portfolio loans in allowance calculation	$4,010,406	$30,316	$72,140	$—	$—	$4,112,862
Allowance for loan losses	$34,744	$1,178	$5,896	$—	$—	$41,818
As a % of originated loans	0.87%	3.89%	8.17%	—%	—%	1.02%

	December 31, 2014
Acquired loans:	Pass	Special mention	Substandard	Doubtful	Loss	Total
C&I	$219,641	$—	$1,523	$—	$—	$221,164
Equipment finance	144,457	—	—	—	—	144,457
CRE	228,070	—	139	—	—	228,209
Multi-family	4,701	—	—	—	—	4,701
ADC	—	—	—	—	—	—
Residential	102,146	—	2,101	—	—	104,247
Consumer	—	—	—	—	—	—
Total loans subject to purchase accounting marks	$699,015	$—	$3,763	$—	$—	$702,778
Remaining purchase accounting mark	$5,310	$—	$724	$—	$—	$6,034
As a % of acquired loans	0.76%	—%	19.24%	—%	—%	0.86%

Total portfolio loans	$4,709,421	$30,316	$75,903	$—	$—	$4,815,640
Total allowance for loan losses and remaining purchase accounting mark	$40,054	$1,178	$6,620	$—	$—	$47,852
As a % of portfolio loans	0.85%	3.89%	8.72%	—%	—%	0.99%

Purchase accounting marks accreted into interest income on loans was $14,880 for calendar 2015; $1,260 for the transition period; $1,875 for the 2013 transition period (unaudited); $8,870 for fiscal 2014; and $2,045 for fiscal 2013.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

Credit Quality Indicators
As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk grade of commercial loans and commercial real estate loans, (ii) the level of classified commercial loans and commercial real estate loans, (iii) the delinquency status of residential mortgage loans and consumer loans, (iv) net charge-offs, (v) non-performing loans (see details above) and (vi) the general economic conditions in the greater New York metropolitan region. The Bank analyzes loans individually by classifying the loans as to credit risk, except residential mortgage loans and consumer loans, which are evaluated on a homogeneous pool basis unless the loan balance is greater than $500. This analysis is performed at least quarterly on all criticized/classified loans. The Bank uses the following definitions of risk ratings:

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

9 - Doubtful (OCC definition) - These loans have all the weakness inherent in one classified as “Substandard” with the added characteristics that the weakness makes collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors which may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidating procedures, capital injections, perfecting liens or additional collateral and refinancing plans.

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

Loans that are risk-rated 1 through 6 as defined above are considered to be pass-rated loans. As of December 31, 2015 and 2014 the risk category of gross loans by segment was as follows:

	December 31, 2015			December 31, 2014
	Special mention	Substandard	Doubtful	Special mention	Substandard	Doubtful
Commercial & industrial	$20,765	$36,268	$445	$13,060	$7,730	$—
Payroll finance	—	96	—	996	115	—
Warehouse lending	—	—	—	—	—	—
Factored receivables	—	1,568	—	34	244	—
Equipment financing	460	1,644	—	—	240	—
CRE	32,472	52,290	—	12,707	28,194	—
Multi-family	5,927	1,717	—	317	272	—
ADC	7,075	7,996	—	1,027	16,016	—
Residential mortgage	897	20,269	—	975	16,402	—
Consumer	407	7,817	268	1,200	6,690	—
Total	$68,003	$129,665	$713	$30,316	$75,903	$—

There were no loans rated loss at December 31, 2015 and 2014.

(6) Premises and Equipment, Net

Premises and equipment are summarized as follows:

	December 31,
	2015	2014
Land and land improvements	$12,460	$6,048
Buildings	27,803	23,118
Leasehold improvements	32,576	33,044
Furniture, fixtures and equipment	66,478	54,603
Total premises and equipment, gross	139,317	116,813
Accumulated depreciation and amortization	(75,955)	(70,657)
Total premises and equipment, net	$63,362	$46,156

For calendar 2015, the Company recorded impairment charges on premises and equipment of $7,575 that were mainly related to financial center consolidations associated with the HVB Merger. For the transition period and fiscal 2014, the Company recorded impairment charges on premises and equipment of $610 and $11,043, respectively, related to financial center consolidations associated with the Provident Merger. These charges were included in other non-interest expense in the consolidated statement of operations.

Depreciation and amortization of premises and equipment totaled $7,476 for calendar 2015; $1,456 for the transition period; $1,617 for the 2013 transition period; $6,507 for fiscal 2014; and $4,243 for fiscal 2013.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

(7) Goodwill and Other Intangible Assets

Goodwill and other intangible assets are presented in the tables below. The increase in goodwill and certain other intangible assets in calendar 2015 was primarily related to the HVB Merger and the Damian Acquisition (See Note 2. “Acquisitions”).

Goodwill
The change in goodwill for the periods presented was as follows:

	For the year ended
	December 31,
	2015	2014
Beginning of period balance	$388,926	$388,926
Acquisitions	281,773	—
Disposals	—	—
End of period balance	$670,699	$388,926

Other intangible assets
The balance of other intangible assets for the periods presented was as follows:

	Gross intangible assets	Accumulated amortization	Net intangible assets
December 31, 2015
Core deposits	$58,021	$(12,227)	$45,794
Customer lists	8,950	(991)	7,959
Non-compete agreements	11,808	(8,883)	2,925
Trade name	20,500	—	20,500
Fair value of below market leases	725	(536)	189
	$100,004	$(22,637)	$77,367

December 31, 2014
Core deposits	$24,182	$(5,709)	$18,473
Non-compete agreements	10,308	(6,349)	3,959
Trade name	20,500	—	20,500
Fair value of below market leases	725	(325)	400
	$55,715	$(12,383)	$43,332

Other intangible assets are amortized on a straight-line or accelerated bases over their estimated useful lives, which range from one to 10 years. Amortization expense related to core deposits and non-compete agreements totaled $10,043 in calendar 2015; $1,873 in the transition period; $1,875 in the 2013 transition period; $9,408 in fiscal 2014; and $1,296 in fiscal 2013. The amortization of the fair value of below market leases was included in rent expense for all periods. The estimated aggregate future amortization expense for other intangible assets remaining as of December 31, 2015 was as follows:

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

Amortization expense
2016	$11,953
2017	8,088
2018	7,098
2019	6,074
2020	5,428
Thereafter	18,226
Total	$56,867

(8) Deposits

Deposit balances at December 31, 2015 and 2014 are summarized as follows:

	December 31,
	2015	2014
Non-interest bearing demand	$2,936,980	$1,481,870
Interest bearing demand	1,274,417	747,667
Savings	943,632	711,509
Money market	2,819,788	1,790,435
Certificates of deposit	605,190	480,844
Total deposits	$8,580,007	$5,212,325
Municipal deposits totaled $1,140,206 and $883,350 at December 31, 2015 and December 31, 2014, respectively. See Note 3. “Securities” for the amount of securities that were pledged as collateral for municipal deposits and other purposes.
Certificates of deposit had remaining periods to contractual maturity as follows:

	December 31,
	2015	2014
Remaining period to contractual maturity:
Less than one year	$494,242	$385,458
One to two years	75,724	52,480
Two to three years	20,469	34,219
Three to four years	9,573	4,778
Four to five years	5,182	3,909
Total certificates of deposit	$605,190	$480,844
Certificates of deposit accounts with a denomination of $250 or more totaled $98,324 and $174,499 at December 31, 2015 and 2014, respectively.

Listed below are the Company’s brokered deposits:

	December 31,
	2015	2014
Money market	$152,180	$75,462
Reciprocal CDARs [1]	169,958	6,666
CDARs one way	106,647	86,530
Total brokered deposits	$428,785	$168,658
1 Certificate of deposit account registry service

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

(9) Borrowings and Senior Notes

The Company’s borrowings and weighted average interest rates are summarized as follows:

	December 31,
	2015		2014
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB advances and overnight	$1,409,885	1.32%	$1,003,209	1.37%
Repurchase agreements	16,566	0.55	9,846	0.30
Senior notes	98,893	5.98	98,498	5.98
Total borrowings	$1,525,344	1.61%	$1,111,553	1.77%
By remaining period to maturity:
Less than one year	999,222	0.69%	$532,835	0.39%
One to two years	295,000	3.19	152,760	0.69
Two to three years	228,893	3.57	255,000	3.54
Three to four years	—	—	168,498	4.38
Four to five years	—	—	—	—
Greater than five years	2,229	4.92	2,460	4.92
Total borrowings	$1,525,344	1.61%	$1,111,553	1.77%

FHLB advances and overnight. As a member of the FHLB, the Bank may borrow up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of December 31, 2015 and 2014, the Bank had pledged residential mortgage and commercial real estate loans totaling $2,050,982 and $1,302,681, respectively. The Bank had also pledged securities to secure borrowings, which are disclosed in Note 3. “Securities.” As of December 31, 2015, the Bank may increase its borrowing capacity by pledging securities and mortgage loans not required to be pledged for other purposes with a collateral value of $853,276.

FHLB borrowings which are putable quarterly at the discretion of the FHLB, were $200,000 at December 31, 2015 and 2014. These borrowings have a weighted average remaining term to the contractual maturity dates of approximately 1.31 and 2.31 years and a weighted average interest rate of 4.23% at December 31, 2015 and 2014, respectively.

Repurchase agreements. Securities sold under repurchase agreements are utilized to facilitate the needs of our clients and are secured short-term borrowings that mature in one to 30 days. Repurchase agreements are stated at the amount of cash received in connection with these transactions. The Bank monitors collateral levels on a continuous basis. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral are maintained with our safekeeping agents.

Senior Notes. On July 2, 2013, the Company issued $100,000 principal amount of 5.50% fixed rate senior notes (the “Senior Notes”) through a private placement at a discount of 1.75%. The cost of issuance was $303, and at December 31, 2015 and 2014 the unamortized discount was $1,107 and $1,502, respectively, which will be accreted to interest expense over the life of the Senior Notes, resulting in an effective yield of 5.98%. Interest is due semi-annually in arrears on January 2 and July 2 until maturity on July 2, 2018. The Senior Notes were issued under an indenture (the “Indenture”) between the Company and U.S. Bank National Association, as trustee.

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

The Senior Notes are not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements.

Revolving line of credit. On September 5, 2015, the Company amended and renewed its existing revolving line of credit agreement for a new 12-month term. The loan agreement is for a $15,000 revolving line of credit facility (the “Credit Facility”) with a financial institution that matures on September 5, 2016. The balance was zero at December 31, 2015 and December 31, 2014. The use of proceeds are for general corporate purposes. The line and accrued interest is payable at maturity, and is required to maintain a zero balance for at least 30 days during its term. The line bears interest at one-month LIBOR plus 1.25%. Under the terms of the facility, the Company and the Bank must maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. The Company and the Bank were in compliance with all requirements of the Credit Facility at December 31, 2015.

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

(10) Derivatives

The Company has entered into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with a financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay a financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the Company’s customers to effectively convert a variable rate loan to a fixed rate. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s results of operations.

The Company pledged collateral to a financial institution in the form of investment securities with an amortized cost of $1,863 and a fair value of $1,839 as of December 31, 2015. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back swaps. However, certain language is written into the International Swaps and Derivatives Association (“ISDA”) agreement and loan documents where, in default situations, the Company is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The derivative transactions we enter into with other financial institutions are generally executed under ISDA master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. However, we do not offset such financial instruments in our consolidated financial statements.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

Summary information as of December 31, 2015 and 2014 regarding these derivatives is presented below:

	Notional amount	Average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
December 31, 2015
3rd party interest rate swap	$87,094	5.44	4.09%	1 m Libor + 2.15	$1,839
Customer interest rate swap	(87,094)	5.44	4.09	1 m Libor + 2.15	(1,839)
December 31, 2014
3rd party interest rate swap	67,551	4.70	4.13	1 m Libor + 2.36	1,332
Customer interest rate swap	(67,551)	4.70	4.13	1 m Libor + 2.36	(1,332)

The Company regularly enters into various commitments to originate and sell residential real estate loans into the secondary market. Such commitments are considered to be derivative financial instruments; however, the fair value of these commitments is not material.
(11) Income Taxes

Income tax expense for the periods indicated consisted of the following:

	For the year ended	For the three months ended		For the fiscal year ended
	December 31,	December 31,		September 30,
	2015	2014	2013	2014	2013
Current tax expense (benefit):
Federal	$25,634	$17,134	$(8,205)	$11,613	$9,146
State	5,862	3,322	(600)	1,598	1,549
Total current tax expense (benefit)	31,496	20,456	(8,805)	13,211	10,695
Deferred tax expense (benefit):
Federal	(1,406)	(10,954)	2,229	(2,745)	522
State	1,745	(1,126)	(372)	(314)	197
Total deferred tax expense (benefit)	339	(12,080)	1,857	(3,059)	719
Total income tax expense	$31,835	$8,376	$(6,948)	$10,152	$11,414

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory Federal tax rate for the following reasons:

	For the year ended	For the three months ended		For the fiscal year ended
	December 31,	December 31,		September 30,
	2015	2014	2013	2014	2013
Tax at federal statutory rate of 35%	$34,282	$8,884	$(7,335)	$13,241	$12,833
State and local income taxes, net of federal tax benefit	4,945	683	(632)	834	1,135
Tax-exempt interest, net of disallowed interest	(5,218)	(1,029)	(768)	(3,824)	(2,192)
BOLI income	(1,853)	(341)	(259)	(1,110)	(699)
Non-deductible acquisition related costs	700	53	712	712	416
Low income housing tax credits	(215)	(220)	—	(165)	—
Other, net	(806)	346	1,334	464	(79)
Actual income tax expense	$31,835	$8,376	$(6,948)	$10,152	$11,414
Effective income tax rate	32.5%	33.0%	(33.2)%	26.8%	31.1%

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

The following table presents the Company’s deferred tax position at December 31, 2015 and 2014:

	December 31,
	2015	2014
Deferred tax assets:
Allowance for loan losses	$19,684	$17,675
Deferred compensation	736	653
Other accrued compensation and benefits	8,229	4,952
Accrued post retirement expense	1,967	2,722
Deferred rent	3,849	1,967
Intangible assets	2,676	2,655
Other comprehensive loss (securities)	8,245	2,712
Other comprehensive loss (defined benefit plans)	566	4,865
Depreciation of premises and equipment	2,738	569
State NOL carryforward	379	1,012
Other	4,205	3,423
Total deferred tax assets	53,274	43,205
Deferred tax liabilities:
Prepaid pension costs	4,492	10,429
Purchase accounting adjustments	15,503	15,883
Other	2,200	2,036
Total deferred tax liabilities	22,195	28,348
Net deferred tax asset	$31,079	$14,857

Based on the Company’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at either December 31, 2015 or 2014.

Retained earnings at December 31, 2015 and 2014, included approximately $9,313 for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of the Bank’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purposes other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at both December 31, 2015 and 2014, was approximately $3,260.

At December 31, 2015 and 2014, the Company has state and local net operating loss (“NOL”) carryforwards that were acquired from Legacy Sterling as part of the Provident Merger on October 31, 2013. The utilization of state and local NOLs are subject to an annual limitation. Based on our projections, we believe the state and local NOL carryforwards will be fully utilized before expiration.

At December 31, 2015 and 2014, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company records interest and penalties as a component of other non-interest expense.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the state of New York and various other states. The Company is generally no longer subject to examination by Federal, state and local taxing authorities for fiscal tax years prior to September 30, 2012.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

(12) Stock-Based Compensation

The Company has active stock-based compensation plans as described below.

The Company’s stockholders approved the 2015 Omnibus Equity and Incentive Plan (the “2015 Plan”) on May 28, 2015. The 2015 Plan permits the grant of stock options, stock appreciation rights, restricted stock (both time-based and performance-based), restricted stock units, deferred stock and other stock-based awards. The total number of shares that may be awarded under the 2015 Plan is 2,800,000 shares plus the remaining shares available for grant under the 2014 Stock Incentive Plan (the “2014 Plan”). At December 31, 2015, there were 4,125,665 shares available for future grant under the 2015 Plan.

The Company’s stockholders approved the 2014 Plan on February 20, 2014. The approval of the 2015 Plan resulted in the termination of the 2014 Plan. Awards outstanding as of May 28, 2015 will continue to be governed by the 2014 Plan document; however, no future grants will be made under the 2014 Plan.

Under the 2015 Plan, one share is deducted from the 2015 Plan for every share that is awarded and delivered under the 2015 Plan.

Restricted stock awards are granted with a fair value equal to the market price of the Company’s common stock at the date of grant. Stock option awards are granted with a strike price that is equal to the market price of the Company’s stock at the date of grant. The awards generally vest in equal installments annually on the anniversary date and have total vesting periods ranging from 1 to 5 years and stock options have 10 year contractual terms.

In addition to the 2015 Plan and the 2014 Plan, the Company previously granted awards under its 2011 Employment Inducement Stock Program which included options to purchase 107,256 shares of common stock and restricted stock awards covering 29,550 shares of common stock, all of which vested in four equal installments through July 2015.

In connection with the Provident Merger, the Company granted 104,152 options at an exercise price of $14.25 per share pursuant to a Registration Statement on Form S-8 under which the Company assumed all outstanding fully vested Legacy Sterling stock options. These options expire March 15, 2017. The Company also granted 95,991 shares under the Legacy Sterling 2013 Employment Inducement Award Plan to certain executive officers of Legacy Sterling. In addition, the Company issued 255,973 shares of restricted stock from shares available under a prior plan to certain executives of Legacy Sterling. The weighted average grant date fair value was $11.72 per share and the restricted stock awards vest in equal annual installments on the anniversary date over a three-year period.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

The following table summarizes the activity in the Company’s active stock-based compensation plans for the periods presented:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at October 1, 2013	2,066,184	209,697	$8.73	2,114,509	$10.71
2014 Stock Incentive Plan	3,400,000	—	—	—	—
2012 Stock Incentive Plan termination	(566,554)	—	—	—	—
Grants associated with the Provident Merger(1)	(921,503)	351,964	11.72	104,152	14.25
Granted (1)	(719,674)	115,145	11.53	324,862	11.45
Stock awards vested	—	(69,211)	9.51	—	—
Exercised	—	—	—	(507,955)	11.29
Forfeited	439,594	(18,841)	9.18	(375,235)	12.24
Canceled/expired	(347,286)	—	—	—	—
Balance at September 30, 2014	3,350,761	588,754	$10.99	1,660,333	$10.55
Granted (1)	(1,360,006)	250,624	12.96	482,811	13.29
Stock awards vested	—	(193,129)	10.84	—	—
Exercised	—	—	—	(95,033)	12.31
Forfeited	8,267	(2,362)	13.23	—	—
Canceled/expired	—	—	—	(7,812)	14.09
Balance at December 31, 2014	1,999,022	643,887	$11.79	2,040,299	$11.10
2015 Omnibus Equity and Incentive Plan	2,800,000	—	—	—	—
Granted (1)	(732,023)	447,807	14.02	24,566	14.22
Stock awards vested	—	(330,384)	11.23	—	—
Exercised	—	—	—	(406,422)	11.58
Forfeited	192,970	(34,510)	12.92	(71,871)	12.90
Canceled/expired	(134,304)	—	—	—	—
Balance at December 31, 2015	4,125,665	726,800	$13.36	1,586,572	$10.95
Exercisable at December 31, 2015				1,159,405	$10.31
(1) Reflects certain non-vested stock awards that counted as 3.5 shares or 3.6 shares for each share award granted.

Other information regarding options outstanding at December 31, 2015 follows:

	Outstanding			Exercisable
		Weighted average			Weighted average
	Number of stock options	Exercise price	Life (in years)	Number of stock options	Exercise price	Life (in years)
Range of exercise prices:
$6.71 to $8.73	353,611	$8.00	5.94	339,861	$8.05	5.94
$9.00 to $10.03	332,968	9.28	6.35	331,301	9.28	6.35
$11.36 to $13.18	363,504	11.71	6.93	260,539	11.81	6.60
$13.23 to $15.01	536,489	13.42	7.80	227,704	13.48	7.26
	1,586,572	10.95	6.88	1,159,405	10.31	6.82

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $8,363 and $6,851, at December 31, 2015.

Proceeds from stock option exercises were $2,764 for calendar 2015; $574 for the transition period; $1,479 for the 2013 transition period; $3,042 for fiscal 2014; and $97 for fiscal 2013.

The Company uses an option pricing model to estimate the grant date fair value of stock options granted. The weighted average estimated value per option granted was $2.14 for calendar 2015; $1.89 for the transition period; $2.49 for the 2013 transition period; $2.51 in fiscal 2014; and $2.74 for fiscal 2013.

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date:

	For the year ended	For the three months ended		For the fiscal year ended
	December 31,	December 31,		September 30,
	2015	2014	2013	2014	2013
Risk-free interest rate	1.8%	1.9%	1.7%	1.8%	1.0%
Expected stock price volatility	21.2	20.3	26.5	26.4	40.8
Dividend yield (1)	3.1	3.2	2.1	2.0	2.6
Expected term in years	5.76	5.73	5.75	5.67	5.75
(1) Represents the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense associated with stock options and non-vested stock awards and the related income tax benefit was as follows:

	For the year ended	For the three months ended		For the fiscal year ended
	December 31,	December 31,		September 30,
	2015	2014	2013	2014	2013
Stock options	$909	$316	$219	$901	$695
Non-vested stock awards/performance units	3,451	828	620	2,508	1,047
Total	$4,360	$1,144	$839	$3,409	$1,742
Income tax benefit	1,417	378	279	914	542

Unrecognized stock-based compensation expense at December 31, 2015 was as follows:

December 31, 2015
Stock options	$738
Non-vested stock awards/performance units	7,451
Total	$8,189

The weighted average period over which unrecognized stock options is expected to be recognized is 1.55 years. The weighted average period over which unrecognized non-vested awards/performance units was expected to be recognized is 2.11 years.

(13) Pension and Other Post Retirement Benefits

(a) Pension Plans
On May 31, 2014, the Company merged the Provident Bank Benefit Pension Plan (the “Legacy Provident Plan”) and the Legacy Sterling/Sterling National Bank Employees’ Retirement Plan (the “Legacy Sterling Plan”) and formed the Sterling National Bank Defined Benefit Pension Plan (the “Plan”). The legacy Provident Plan covered employees that were eligible as of September 30, 2006. The Board of Directors approved a curtailment to the legacy Provident Plan effective September 30, 2006. At that time, all benefit

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

accruals for future service ceased and no new participants were allowed to enter the Plan. The purpose of the Plan curtailment was to afford flexibility in the retirement benefits the Company provides, while preserving all retirement plan participants’ earned and vested benefits, and to manage the increasing costs associated with the defined benefit pension plan. The Legacy Sterling Plan was a defined benefit plan that covered eligible employees of Legacy Sterling and Legacy Sterling National Bank and certain of its subsidiaries who were hired prior to January 3, 2006 and who attained age 21 prior to January 3, 2007. Effective October 31, 2013, the Legacy Sterling Plan was amended and the accrued benefit of each eligible actively employed participant that had not yet commenced benefits was increased by approximately 4.4% and the accrual of future service benefits ceased.

On October 15, 2015, the Company terminated the Plan and satisfied all obligations owed to Plan participants through the purchase of annuities from a third-party insurance carrier and lump sum distributions as elected by Plan participants in an aggregate amount of $58,171. In connection with the Plan termination, the Company incurred a settlement charge of $13,384, which was comprised of the change in fair value of Plan assets of $4,068, the recognition of the remaining balance of accumulated other comprehensive loss through earnings of $7,936, and a charge representing the difference between the Company’s effective tax rate and its marginal tax rate of $1,380. The balance of the pension reversion asset is $11,442 (which is recorded in other assets in the consolidated balance sheet) at December 31, 2015. This asset will be held in custody by the Company’s 401(k) plan custodian and is expected to be charged to earnings over the next five to seven years as it is distributed to employees under qualified compensation and benefit programs.

The following is a summary of changes in the projected benefit obligation and fair value of Plan assets. The measurement date used by the Company for its pension plans was October 15, 2015, which is the date of the Plan termination, and December 31, 2014.

	December 31,
	2015	2014
Changes in projected benefit obligation:
Beginning of year balance	$57,877	$49,718
Interest cost	1,766	555
Actuarial loss	—	7,750
Plan termination / Partial settlement	(58,171)	—
Benefits and distributions paid	—	(146)
End of year balance	1,472	57,877
Changes in fair value of plan assets:
Beginning of year balance	72,170	68,570
Actual (loss) gain on plan assets	(1,085)	3,746
Plan termination / Partial settlement	(58,171)	—
Benefits and distributions paid	—	(146)
End of year balance	12,914	72,170
Reversion asset / Funded status at end of year	$11,442	$14,293

The components of net periodic pension expense were as follows:

	For the year ended	For the three months ended		For the fiscal year ended
	December 31,	December 31,		September 30,
	2015	2014	2013	2014	2013
Interest cost	$1,766	$555	$402	$2,779	$1,452
Expected return on plan assets	(2,187)	(682)	(672)	(3,380)	(2,462)
Amortization of unrecognized actuarial loss	272	—	97	236	2,062
Plan termination / Partial settlement charge	13,384	—	2,743	3,922	—
Net periodic pension expense (benefit)	$13,235	$(127)	$2,570	$3,557	$1,052

Net periodic pension expense (benefit) is included in compensation and benefits in the consolidated statements of operations; however, the termination and settlement charge for the defined benefit pension plan was presented as a separate line item due to its significance.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

There were no amounts recognized in accumulated other comprehensive (loss) at December 31, 2015 due to the Plan termination. At December 31, 2014 the accumulated other comprehensive loss, net of tax was $6,159.

The principal actuarial assumptions used at December 31, 2014 were as follows:

December 31,
2014
Projected benefit obligation:
Discount rate	4.10%
Net periodic pension cost:
Discount rate	4.10%
Long-term rate of return on plan assets	4.00%

The discount rate used in the measurement of the projected benefit obligation was determined by comparing the expected future retirement benefit payment cash flows of the Plan to the cash flows of a high-quality corporate bond portfolio as of the measurement date. The expected long-term rate of return on Plan assets reflected earnings expectations on Plan assets.  In estimating this rate, appropriate consideration was given to historical returns earned by Plan assets in the funds and the rates of return that were expected to be available for reinvestment.  The rate of return estimated at December 31, 2014 reflected the shift in the allocation of the Plan assets to a liability driven investment strategy, which was more heavily weighted towards long-term fixed income assets with a similar duration profile to the Plan liabilities.

The Company’s funding policy was to annually contribute an amount sufficient to meet statutory minimum funding requirements, but not in excess of the maximum amount deductible for Federal income tax purposes. Contributions were intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned in the future.

The following is a description of the valuation methodologies used for assets measured at fair value. There were no changes in the methodologies used in any of the periods presented. See Note 19. “Fair Value Measurements” for a detailed discussion of the three levels of inputs that may be used to measure fair values.

The fair value of the Plan assets was based on the lowest level of any input that was significant to the fair value measurement within the fair value hierarchy. Plan assets consisted of pooled separate accounts at December 31, 2014. The fair value of shares of units of participation in pooled separate accounts were based on the net asset values of the funds reported by the fund managers as of December 31, 2014 and recent transaction prices (Level 2 inputs). Assets allocated to these pooled separate accounts included, but are not limited to, stocks (both domestic and foreign), bonds and mutual funds. While some pooled separate accounts may have publicly quoted prices (Level 1 inputs), the units of separate accounts are not publicly quoted and were therefore classified as Level 2. The fair value of Plan assets by asset category as of December 31, 2014 was the following:

	December 31, 2014
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Asset category:
Intermediate term bond	$8,763	$—	$8,763	$—
Long-term bond	63,407	—	63,407	—
Total assets	$72,170	$—	$72,170	$—

The Company’s policy was to invest the Plan assets in a prudent manner for the purpose of providing benefit payments to participants and offsetting reasonable expenses of administration. As of December 31, 2014, the majority of the Plan assets were invested in funds specifically designed for liability driven investment strategies and had a weighted average expected rate of return of 4.0%.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

The Plan’s investment policy prohibits the direct investment in real estate but allows the Plan’s mutual funds to include a small percentage of real estate related investments. The investment strategy utilizes asset allocation as a principal determinant for establishing an appropriate risk profile. Weighted average pension plan asset allocations based on the fair value of such assets at December 31, 2014 were 12% allocated to intermediate term bonds and 88% allocated to long-term bonds.
(b) Other Post Retirement Benefit Plans
The Company provides other post retirement benefit plans, which are unfunded. Included in the tables below is information regarding Supplemental Executive Retirement Plans (“SERP”) to certain former directors and officers of the Company, life insurance benefits to certain directors, officers and former officers of Legacy Sterling and the Company’s optional medical, dental and life insurance benefits to retirees plan, which was terminated on December 31, 2014.

Data relating to other post retirement benefit plans is the following:

	For the year ended	For the three months ended		For the fiscal year ended
	December 31,	December 31,		September 30,
	2015	2014	2013	2014	2013
Changes in accumulated post retirement benefit obligation:
Beginning of year	$11,096	$10,990	$3,302	$3,302	$3,103
Obligations assumed in acquisitions	16,059	—	9,644	9,644	—
Plan amendment	—	45	—	—	—
Service cost	6	3	12	51	48
Interest cost	373	59	34	683	134
Actuarial loss	364	72	18	79	177
Curtailment (gain)	—	—	—	(2,485)	—
Benefits paid	(16,165)	(73)	(71)	(284)	(160)
End of year	11,733	11,096	12,939	10,990	3,302
Changes in fair value of plan assets:
Beginning of year	$—	$—	$—	$—	$—
Employer contributions	16,165	73	71	284	160
Plan participants’ contributions	—	—	—	—	—
Benefits paid	(16,165)	(73)	(71)	(284)	(160)
End of year	—	—	—	—	—
Funded status	$(11,733)	$(11,096)	$(12,939)	$(10,990)	$(3,302)

In connection with the purchase of $30,000 of BOLI during the three months ended December 31, 2014, the Company provided a post retirement benefit to employees, which is reflected above as the plan amendment for the period.

In connection with the HVB Merger, the Company assumed SERP liabilities of $16,059. The Company terminated the HVHC SERP as of the acquisition date. Plan participants received a lump-sum cash payment in July 2015 and all plan obligations were satisfied.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

Components of net periodic (benefit) expense for other post retirement benefit plans was the following:

	For the year ended	For the three months ended		For the fiscal year ended
	December 31,	December 31,		September 30,
	2015	2014	2013	2014	2013
Service cost	$6	$3	$12	$51	$48
Interest cost	373	59	34	683	134
Amortization of transition obligation	—	3	6	34	24
Amortization of prior service cost	161	—	12	270	47
Amortization of net actuarial (gain) loss	—	6	—	(45)	2
Curtailment (gain)	—	—	—	(2,485)	—
Total	$540	$71	$64	$(1,492)	$255
The Company terminated the optional medical, dental and life insurance benefits plan to retirees effective September 30, 2014 and all payments under this plan ceased on December 31, 2014. Net periodic benefit expense for other post retirement benefit plans is included in non-interest expense - compensation and employee benefits in the consolidated statements of operations for the periods presented above. The Company’s liability under its other post retirement benefit plans is included in other liabilities in the balance sheets.

Estimated future benefit payments are the following for the years ending December 31:

2016	$175
2017	187
2018	227
2019	269
2020	313
Thereafter	1,849

Plan assumptions for the other post retirement medical, dental and vision plans include the following:

	December 31,
	2015	2014
Discount rate	3.00% to 4.00%	2.75% to 3.92%
Discount rate used to value periodic cost	3.00% to 4.00%	2.75% to 4.27%
(c) Employee Savings Plan
The Company also sponsors a defined contribution plan established under Section 401(k) of the IRS Code. Eligible employees may elect to contribute up to 50.0% of their compensation to the plan. The Company currently makes matching contributions equal to 50.0% of a participant’s contributions up to a maximum matching contribution of 3.0% of eligible compensation. The plan also provides for a discretionary profit sharing component, in addition to the matching contributions. There was no profit sharing component for any period presented in the consolidated statements of operations. However, the Company intends to implement a profit sharing plan in 2016 equal to 3.0% of eligible compensation of all employees, which will be funded by pension reversion asset described above. Voluntary matching and profit sharing contributions are invested in accordance with the participant’s direction in one or a number of investment options. Savings plan expense was $1,769 for calendar 2015; $381 for the transition period; $278 for the 2013 transition period; $1,614 for fiscal 2014; and $935 for fiscal 2013.

(d) Employee Stock Ownership Plan (“ESOP”)
In connection with Legacy Provident’s second step stock conversion and offering in January 2004, Legacy Provident established an ESOP for substantially all eligible employees who meet certain age and service requirements. The ESOP borrowed $9,987 from Legacy Provident and used the funds to purchase 998,650 shares of common stock in the offering. The term of this ESOP loan was 20 years.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

On October 30, 2013, the Company terminated the ESOP.  In accordance with the provisions of the ESOP, all participants received contributions for calendar year 2013 and became 100.0% vested in their accounts.  On February 4, 2014, the ESOP held 499,330 shares of the Company’s common stock.  Of these shares, 488,403 were used to retire the ESOP trust outstanding loan obligation, which was $5,983 including accrued interest.  In accordance with the provisions of the ESOP, the remaining 10,927 shares were allocated ratably to ESOP participants.  ESOP expense was $0 for the transition period; $152 for the 2013 transition period; $295 for fiscal 2014; and $497 for fiscal 2013.

(14) Other Non-interest Expense

Other non-interest expense items are presented in the following table. Components exceeding 1% of the aggregate of total net interest income and total non-interest income are presented separately.

	For the year ended	For the three months ended		For the fiscal year ended
	December 31,	December 31.		September 30,
	2015	2014	2013	2014	2013
Other non-interest expense:
Advertising and promotion	$2,522	$782	$309	$2,358	$1,502
Professional fees	8,308	1,314	1,818	6,913	3,393
Data and check processing	8,825	1,424	595	3,439	2,520
ATM/debit card expense	552	291	364	1,249	1,722
Insurance & surety bond premium	3,186	595	675	2,703	1,199
Charge for asset write-downs, severance, retention and change in fiscal year end	29,046	1,075	22,167	22,976	—
Charge for banking systems conversion	—	1,418	—	3,249	—
Other	17,284	4,252	3,693	15,030	7,040
Total other non-interest expense	$69,723	$11,151	$29,621	$57,917	$17,376

(15) Earnings Per Common Share

The following is a summary of the calculation of earnings per share (“EPS”):

	For the year ended December 31,	For the three months ended December 31,		For the fiscal year ended September 30,
	2015	2014	2013	2014	2013
Net income (loss)	$66,114	$17,004	$(14,002)	$27,678	$25,254
Weighted average common shares outstanding for computation of basic EPS (1)	109,907,645	83,831,380	70,493,305	80,268,970	43,734,425
Common-equivalent shares due to the dilutive effect of stock options (2)	421,708	363,536	—	265,073	48,628
Weighted average common shares for computation of diluted EPS	110,329,353	84,194,916	70,493,305	80,534,043	43,783,053
Earnings per common share:
Basic	$0.60	$0.20	$(0.20)	$0.34	$0.58
Diluted	0.60	0.20	(0.20)	0.34	0.58
Weighted average common shares that could be exercised that were anti-dilutive for the period(3)	2,394	82,625	2,025,501	697,475	1,786,608

(1)	Includes earned ESOP shares.

(2)	Represents incremental shares computed using the treasury stock method.
(3) Anti-dilutive shares are not included in determining diluted earnings per share.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

(16) Stockholders’ Equity

(a) Regulatory Capital Requirements
In connection with the Provident Merger, the Company became a bank holding company and a financial holding company as defined by the Bank Holding Company Act of 1956, as amended.

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk-weighting, and other factors.

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

The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets, among other things. When fully phased-in on January 1, 2019, the Basel III Capital Rules will require the Company and the Bank to maintain: (i) a minimum ratio of Common Equity Tier 1 capital to RWA of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to RWA of at least 7.0% upon full implementation); (ii) a minimum ratio of Tier 1 capital to RWA of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to RWA of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (iv) a minimum Tier 1 leverage ratio of 4.0%.

The implementation of the capital conservation buffer will began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to RWA above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

repurchases and compensation based on the amount of the shortfall.
The following table presents actual and required capital ratios as of December 31, 2015 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended, to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III phase-in schedule		Minimum capital required - Basel III fully phased-in		Required to be considered well capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2015
Common equity tier 1 to RWA:
Sterling National Bank	$1,053,527	11.45%	$413,951	4.50%	$643,923	7.00%	$597,929	6.50%
Sterling Bancorp	988,174	10.74	414,047	4.50	644,073	7.00	N/A	N/A

Tier 1 capital RWA:
Sterling National Bank	1,053,527	11.45%	551,934	6.00%	781,907	8.50%	735,912	8.00%
Sterling Bancorp	988,174	10.74	552,063	6.00	782,089	8.50	N/A	N/A

Total capital to RWA:
Sterling National Bank	1,104,221	12.00%	735,912	8.00%	965,885	10.50%	919,891	10.00%
Sterling Bancorp	1,038,868	11.29	736,084	8.00	966,110	10.50	N/A	N/A

Tier 1 leverage ratio:
Sterling National Bank	1,053,527	9.65%	436,678	4.00%	436,678	4.00%	545,848	5.00%
Sterling Bancorp	988,174	9.03	437,629	4.00	437,629	4.00	N/A	N/A

The following table presents actual and required capital ratios as of December 31, 2014 for the Bank and the Company under the regulatory capital rules then in effect:

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

			Regulatory requirements
	Actual		Minimum capital adequacy		Classification as well capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2014
Tier 1 capital to RWA:
Sterling National Bank	$651,203	12.00%	$216,988	4.00%	$325,481	6.00%
Sterling Bancorp	569,609	10.43	218,405	4.00	N/A	N/A

Total capital to RWA:
Sterling National Bank	693,972	12.79%	433,975	8.00%	542,469	10.00%
Sterling Bancorp	612,378	11.22	436,809	8.00	N/A	N/A

Tier 1 leverage ratio:
Sterling National Bank	651,203	9.39%	277,534	4.00%	346,918	5.00%
Sterling Bancorp	569,609	8.21	277,352	4.00	N/A	N/A

Management believes that as of December 31, 2015, the Bank was “well-capitalized”. At December 31, 2015, and December 31, 2014, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

A reconciliation of the Company’s and the Bank’s stockholders’ equity to their respective regulatory capital at December 31, 2015 and 2014 is as follows:

	The Company		The Bank
	December 31,		December 31,
	2015	2014	2015	2014
Total U.S. GAAP stockholders’ equity	$1,665,073	$975,200	$1,705,841	$1,024,361
Disallowed goodwill and other intangible assets	(689,023)	(415,842)	(664,225)	(383,406)
Net unrealized loss on available for sale securities	6,999	3,669	6,992	3,666
Net accumulated other comprehensive income components	5,125	6,582	4,919	6,582
Tier 1 risk-based capital	988,174	569,609	1,053,527	651,203
Allowance for loan losses and off-balance sheet commitments	50,694	42,769	50,694	42,769
Total risk-based capital	$1,038,868	$612,378	$1,104,221	$693,972

(b) Dividend Restrictions
The Company is mainly dependent upon dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions, and while maintaining its “well-capitalized” status, at December 31, 2015, the Bank had capacity to pay aggregate dividends of up to $68,383 to the Company without prior regulatory approval.

(c) Stock Repurchase Plans
From time to time, the Company’s Board of Directors has authorized stock repurchase plans. The Company has 776,713 shares that are available to be purchased under an announced stock repurchase program. There were no shares repurchased under the repurchase programs during calendar 2015, the transition period, the 2013 transition period, fiscal 2014 or fiscal 2013.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

(d) Liquidation Rights
Upon completion of the second-step conversion in January 2004, the Bank established a special “liquidation account” in accordance with OCC regulations. The account was established for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders (as defined in the plan of conversion) in an amount equal to the greater of (i) the Mutual Holding Company’s ownership interest in the retained earnings of the Bank as of the date of its latest balance sheet contained in the prospectus; or (ii) the retained earnings of the Bank at the time that the Bank reorganized into the Mutual Holding Company in 1999. Each Eligible Account Holder and Supplemental Eligible Account Holder that continues to maintain his or her deposit account at the Bank would be entitled, in the event of a complete liquidation of the Bank, to a pro rata interest in the liquidation account prior to any payment to the stockholders of the Holding Company (as defined in the plan of conversion). The liquidation account is reduced annually on September 30 to the extent that Eligible Account Holders and Supplemental Eligible Account Holders have reduced their qualifying deposits as of each anniversary date. At December 31, 2015, the liquidation account had a balance of $13,300. Subsequent increases in deposits do not restore such account holder’s interest in the liquidation account. The Bank may not pay cash dividends or make other capital distributions if the effect thereof would be to reduce its stockholder’s equity below the amount of the liquidation account.

(17) Off-Balance-Sheet Financial Instruments

In the normal course of business, the Company enters into various transactions, which in accordance with GAAP are not included in its consolidated balance sheets. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes.  Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Company would be entitled to seek recovery from the customer. Based on the Company’s credit risk exposure assessment of standby letter of credit arrangements, the arrangements contain security and debt covenants similar to those contained in loan agreements. As of December 31, 2015, the Company had $102,930 in outstanding letters of credit, of which $36,861 were secured by cash collateral and $28,812 were secured by other collateral. The carrying value of these obligations are not considered material.

The contractual or notional amounts of these instruments, which reflect the extent of the Company’s involvement in particular classes of off-balance sheet financial instruments, are summarized as follows:

	December 31,
	2015	2014
Loan origination commitments	$269,636	$208,486
Unused lines of credit	660,915	332,295
Letters of credit	102,930	83,316

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

(18) Commitments and Contingencies

Certain premises and equipment are leased under operating leases with terms expiring through 2033. The Company has the option to renew certain of these leases for additional terms. Future minimum rental payments due under non-cancellable operating leases with initial or remaining terms of more than one year at December 31, 2015 were as follows:

2016	$11,656
2017	10,724
2018	9,546
2019	7,310
2020	5,955
2021 and thereafter	27,792
$72,983

Occupancy and office operations expense includes net rent expense of $9,566 for calendar 2015; $2,450 for the transition period; $2,157 for the 2013 transition period; $7,893 for fiscal 2014 and $3,340 for fiscal 2013.

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

There can be no assurance as to the ultimate outcome of a legal proceeding; however, the Company and the Bank have generally denied, or believe they have meritorious defenses and will deny, liability in all significant litigation pending against us and we intend to defend vigorously each case, other than matters we determine are appropriate to be settled. We accrue a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims.

(19) Fair value measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in an orderly transaction occurring in the principal or most advantageous market for such asset or liability. In estimating fair value, we estimate valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. ASC Topic 820 Fair Value Measurements and Disclosures establishes a fair value hierarchy comprised of three levels of inputs that may be used to measure fair values.

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

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

The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment securities that have a complicated structure. The Company’s entire portfolio consists of traditional investments, nearly all of which are mortgage pass-through securities, state and municipal general obligation or revenue bonds, U.S. agency bullet and callable securities and corporate bonds. Pricing for such instruments is fairly generic and is generally easily obtained. From time to time, the Company validates, on a sample basis, prices supplied by the independent pricing service by comparison to prices obtained from third-party sources or derived using internal models.

At December 31, 2015, we do not believe any of our securities are OTTI; however, we review all of our securities on at least a quarterly basis to assess whether impairments, if any, are OTTI.

Derivatives
The fair values of derivatives are based on valuation models using current market terms (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counterparty as of the measurement date, which are considered Level 2 inputs. The Company’s derivatives at December 31, 2015, consist of interest rate swaps. (See Note 10. “Derivatives.”)

Commitments to Sell Real Estate Loans
The Company enters into various commitments to sell real estate loans in the secondary market. Such commitments are considered to be derivative financial instruments and therefore are carried at estimated fair value on the consolidated balance sheets. The estimated fair values of these commitments were generally calculated by reference to quoted prices in secondary markets for commitments to sell real estate loans to certain government sponsored agencies. The fair values of these commitments generally result in a Level 2 classification. The fair value of these commitments is not material.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

A summary of assets and liabilities at December 31, 2015 measured at estimated fair value on a recurring basis is as follows:

	December 31, 2015
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$1,217,862	$—	$1,217,862	$—
CMO/Other MBS	78,373	—	78,373	—
Total residential MBS	1,296,235	—	1,296,235	—
Federal agencies	84,267	—	84,267	—
Corporate bonds	314,188	—	314,188	—
State and municipal	189,035	—	189,035	—
Trust preferred	28,517	—	28,517	—
Other	8,790	—	8,790	—
Total other securities	624,797	—	624,797	—
Total investment securities available for sale	1,921,032	—	1,921,032	—
Swaps	1,839	—	1,839	—
Total assets	$1,922,871	$—	$1,922,871	$—
Liabilities:
Swaps	1,839	$—	$1,839	$—
Total liabilities	$1,839	$—	$1,839	$—

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
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

The following categories of financial assets are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Loans Held for Sale and Impaired Loans
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value as determined by outstanding commitments from investors. Fair value of loans held for sale is determined using quoted prices for similar assets which are Level 2 inputs.

When mortgage loans held for sale are sold with servicing rights retained, the carrying value of mortgage loans sold is reduced by the amount allocated to the value of the servicing rights, which is equal to its fair value. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

The Company may record adjustments to the carrying value of loans based on fair value measurements, generally as partial charge-offs of the uncollectible portions of these loans. These adjustments also include certain impairment amounts for collateral dependent loans calculated in accordance with FASB ASC Topic 310 – Receivables. Impairment amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated impairment amount applicable to that loan does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable by market participants. However, due to the substantial judgment applied and limited volume of activity as compared to other assets, fair value is based on Level 3 inputs. Estimates of fair value used for collateral supporting commercial loans generally are based on assumptions not observable in the market place and are also based on Level 3 inputs. Impaired loans are evaluated on at least a quarterly basis for additional impairment and their carrying values are adjusted as needed. Loans subject to non-recurring fair value measurements were $28,372 and $31,023 at December 31, 2015, and 2014, respectively. Changes in fair value recognized as a charge-off on loans held by the Company were $0 for calendar 2015; $567 for the transition period; $905 for fiscal 2014; and $2,726 for fiscal 2013 (unaudited).

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

When valuing impaired loans that are collateral dependent, the Company charges-off the difference between the recorded investment in the loan and the appraised value, which is generally less than 12 months old. A discount for estimated costs to dispose of the asset is used when evaluating the impaired loans.

A summary of impaired loans at December 31, 2015 measured at estimated fair value on a non-recurring basis is the following:

	December 31, 2015
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
CRE	$3,218	$—	$—	$3,218
Total impaired loans measured at fair value	$3,218	$—	$—	$3,218

A summary of impaired loans at December 31, 2014 measured at estimated fair value on a non-recurring basis is the following:

	December 31, 2014
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial & industrial	$65	$—	$—	$65
CRE	1,950	—	—	1,950
ADC	3,800	—	—	3,800
Total impaired loans measured at fair value	$5,815	$—	$—	$5,815

Mortgage Servicing Rights
When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the effect recorded in net gain on sales of loans in the consolidated statements of operations. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing rights. In accordance with FASB ASC Topic 860 Transfers and Servicing, the Company must record impairment charges on a non-recurring basis, when the carrying value exceeds the estimated fair value. To estimate the fair value of servicing rights, the Company utilizes a third-party, which on a quarterly basis, considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights. Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds. The determination of fair value of servicing rights relies upon Level 3 inputs. The fair value of mortgage servicing rights at December 31, 2015 and 2014 were $1,204 and $1,456, respectively.

Assets Taken in Foreclosure of Defaulted Loans
Assets taken in foreclosure of defaulted loans are initially recorded at fair value less costs to sell when acquired, which establishes a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less costs to sell and are primarily comprised of commercial and residential real estate property and upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset. The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the market place. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. The fair value is derived using Level 3 inputs. Appraisals are reviewed by our credit department, our external loan review consultant and verified by officers in our credit administration area. Assets taken in foreclosure of defaulted loans and facilities held for sale subject to non-recurring fair value measurement were $14,614 and $5,867 at December 31, 2015 and 2014, respectively. There were write-downs of $0 in calendar 2015; $0 in the transition period; $224 in fiscal 2014; and $1,978 in fiscal 2013, related to changes in fair value recognized through income for those foreclosed assets held by the Company.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

Significant Unobservable Inputs to Level 3 Measurements
The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets at December 31, 2015:

Non-recurring fair value measurements	Fair value	Valuation technique	Unobservable input / assumptions	Range (1) (weighted average)
Impaired loans:
CRE	$3,218	Appraisal	Adjustments for comparable properties	22.0%
Assets taken in foreclosure:
Residential mortgage	2,334	Appraisal	Adjustments by management to reflect current conditions/selling costs	22.0%
CRE(2)	7,805	Appraisal	Adjustments by management to reflect current conditions/selling costs	22.0%
ADC	3,990	Appraisal	Adjustments by management to reflect current conditions/selling costs	22.0%
Mortgage servicing rights	1,204	Third-party	Discount rates	8.3% - 11.3% (9.5%)
		Third-party	Prepayment speeds	100 - 480 (183)
(1) Represents range of discount factors applied to the appraisal to determine fair value. The amounts used for loans collateralized by real estate or assets taken in foreclosure also include costs to carry and costs of sale. The amounts used for mortgage servicing rights are discounts applied by a third-party valuation provider which the Company believes are appropriate.

(2) Excludes $486 of commercial buildings that are former financial centers held for sale. These assets were not taken in foreclosure and their fair value is determined by appraisal, and our internal assessment of the market for this type of real estate in these locations.

Fair Values of Financial Instruments
FASB Codification Topic 825 Financial Instruments (“Topic 825”), requires disclosure of fair value information for those financial instruments for which it is practicable to estimate fair value, whether or not such financial instruments are recognized in the consolidated financial statements for interim and annual periods. Fair value is the amount for which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

Quoted market prices are used to estimate fair values when those prices are available, although active markets do not exist for many types of financial instruments. Fair values for these instruments must be estimated by management using techniques such as discounted cash flow analysis and comparison to similar instruments. These estimates are highly subjective and require judgments regarding significant matters, such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near-term changes. Fair values disclosed in accordance with Topic 825 do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect possible tax ramifications or estimated transaction costs.

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of December 31, 2015:

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

	December 31, 2015
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and due from banks	$229,513	$229,513	$—	$—
Securities available for sale	1,921,032	—	1,921,032	—
Securities held to maturity	722,791	—	734,079	—
Loans, net	7,809,215	—	—	7,876,064
Loans held for sale	34,110	—	34,110	—
Accrued interest receivable on securities	11,329	—	11,329	—
Accrued interest receivable on loans	20,202	—	—	20,202
FHLB stock and FRB stock	116,758	—	—	—
Swaps	1,839	—	1,839	—
Financial liabilities:
Non-maturity deposits	(7,974,817)	(7,974,817)	—	—
Certificates of deposit	(605,190)	—	(603,634)	—
FHLB borrowings	(1,409,885)	—	(1,418,155)	—
Other borrowings	(16,566)	—	(16,430)	—
Senior notes	(98,893)	—	(105,088)	—
Mortgage escrow funds	(13,778)	—	(13,775)	—
Accrued interest payable on deposits	(483)	—	(483)	—
Accrued interest payable on borrowings	(4,490)	—	(4,490)	—
Swaps	(1,839)	—	(1,839)	—

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
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

Deposits and Mortgage Escrow Funds
In accordance with Topic 825, deposits with no stated maturity (such as demand, money market and saving deposits) are assigned fair values equal to the carrying amounts payable on demand. Certificates of deposit and mortgage escrow funds are segregated by account type and original term, and fair values are estimated by discounting the contractual cash flows. The discount rate for each account grouping is equivalent to the current market rates for deposits of similar type and maturity.

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
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

The fair values of the Company’s off-balance-sheet financial instruments described in Note 17. “Off-Balance Sheet Financial Instruments” were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At December 31, 2015 and 2014, the estimated fair value of these instruments approximated the related carrying amounts, which were not material.

Accrued interest receivable/payable
The carrying amounts of accrued interest approximate fair value and are classified in accordance with the related instrument.

(20) Accumulated Other Comprehensive (Loss) Income

Components of accumulated other comprehensive income (loss) (“AOCI”) were as follows as of the dates shown below:

	December 31,
	2015	2014
Net unrealized holding (loss) gain on available for sale securities	$(12,172)	$2,256
Related income tax benefit (expense)	5,173	(959)
Available for sale securities AOCI, net of tax	(6,999)	1,297
Net unrealized holding loss on securities transferred to held to maturity	(7,226)	(8,638)
Related income tax benefit	3,071	3,671
Securities transferred to held to maturity AOCI, net of tax	(4,155)	(4,967)
Net unrealized holding loss on retirement plans	(1,687)	(11,445)
Related income tax benefit	717	4,864
Retirement plan AOCI, net of tax	(970)	(6,581)
Accumulated other comprehensive loss	$(12,124)	$(10,251)

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

The following table presents the changes in each component of AOCI for calendar 2015, the transition period, the 2013 transition period (unaudited), fiscal 2014 and fiscal 2013:

	Net unrealized holding gain (loss) on AFS securities	Net unrealized holding gain (loss) on securities transferred to held to maturity	Net unrealized holding gain (loss) on retirement plans	Total
Year ended December 31, 2015
Balance at beginning of the period	$1,297	$(4,967)	$(6,581)	$(10,251)
Other comprehensive (loss) gain before reclassification	(11,077)	—	435	(10,642)
Amounts reclassified from AOCI	2,781	812	5,176	8,769
Total other comprehensive (loss) income	(8,296)	812	5,611	(1,873)
Balance at end of period	$(6,999)	$(4,155)	$(970)	$(12,124)
Three months ended December 31, 2014
Balance at beginning of the period	$(2,671)	$(5,144)	$(3,644)	$(11,459)
Other comprehensive gain (loss) before reclassification	3,943	—	(2,940)	1,003
Amounts reclassified from AOCI	25	177	3	205
Total other comprehensive income (loss)	3,968	177	(2,937)	1,208
Balance at end of period	$1,297	$(4,967)	$(6,581)	$(10,251)
Three months ended December 31, 2013
Balance at beginning of the period	$(11,472)	$—	$(3,858)	$(15,330)
Other comprehensive (loss) before reclassification	(354)	(5,659)	—	(6,013)
Amounts reclassified from AOCI	431	—	1,447	1,878
Total other comprehensive income (loss)	77	(5,659)	1,447	(4,135)
Balance at end of period	$(11,395)	$(5,659)	$(2,411)	$(19,465)
Fiscal year ended September 30, 2014
Balance at beginning of the period	$(11,472)	$—	$(3,858)	$(15,330)
Other comprehensive gain (loss) before reclassification	9,170	(5,659)	—	3,511
Amounts reclassified from AOCI	(369)	515	214	360
Total other comprehensive income (loss)	8,801	(5,144)	214	3,871
Balance at end of period	$(2,671)	$(5,144)	$(3,644)	$(11,459)
Fiscal year ended September 30, 2013
Balance at beginning of the period	$15,066	$—	$(8,167)	$6,899
Other comprehensive (loss) gain before reclassification	(22,167)	—	3,041	(19,126)
Amounts reclassified from AOCI	(4,371)	—	1,268	(3,103)
Total other comprehensive (loss) income	(26,538)	—	4,309	(22,229)
Balance at end of period	$(11,472)	$—	$(3,858)	$(15,330)
Location in statement of operations where reclassification from AOCI is included	Net gain (loss) on sale of securities	Interest income on securities	Compensation and benefits expense

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

(21) Condensed Parent Company Financial Statements

Set forth below are the condensed balance sheets of Sterling and the related condensed statements of operations and cash flows:

	December 31,
	2015	2014
Assets:
Cash	$19,529	$13,761
Securities available for sale at fair value	3	—
Investment in Sterling National Bank	1,705,558	1,024,361
Investment in non-bank subsidiaries	3,942	4,571
Goodwill	19,054	18,970
Trade name	20,500	20,500
Other intangible assets, net	360	792
Other assets	1,418	1,655
Total assets	$1,770,364	$1,084,610
Liabilities:
Senior Notes	$98,893	$98,498
Other liabilities	6,398	10,912
Total liabilities	105,291	109,410
Stockholders’ equity	1,665,073	975,200
Total liabilities & stockholders’ equity	$1,770,364	$1,084,610

The table below presents the condensed statement of operations:

	For the year ended	For the three months ended		For the fiscal year ended
	December 31,	December 31,		September 30,
	2015	2014	2013	2014	2013
Interest income	$15	$2	$80	$139	$262
Dividend income on equity securities	—	—	—	—	22
Dividends from Sterling National Bank	42,500	7,500	—	22,500	—
Dividends from non-bank subsidiaries	500	—	—	750	1,600
Other	—	—	4	18	—
Interest expense	(5,894)	(1,471)	(1,819)	(6,265)	(1,431)
Non-interest expense	(7,031)	(1,692)	(1,214)	(5,840)	(2,700)
Income tax benefit	4,154	820	1,117	3,431	898
Income (loss) before equity in undistributed earnings of subsidiaries	34,244	5,159	(1,832)	14,733	(1,349)
Equity in undistributed (excess distributed) earnings of:
Sterling National Bank	32,230	11,171	(12,376)	12,590	27,174
Non-bank subsidiaries	(360)	674	206	355	(571)
Net income (loss)	$66,114	$17,004	$(14,002)	$27,678	$25,254

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

The table below presents the condensed statement of cash flows:

	For the year ended	For the three months ended		For the fiscal year ended
	December 31,	December 31,		September 30,
	2015	2014	2013	2014	2013
Cash flows from operating activities:
Net income (loss)	$66,114	$17,004	$(14,002)	$27,678	$25,254
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in (undistributed) excess distributed earnings of:
Sterling National Bank	(32,230)	(11,171)	12,376	(12,590)	(27,174)
Non-bank subsidiaries	360	(674)	(206)	(355)	571
(Gain) on redemption of Subordinated Debentures	—	—	—	(712)	—
Other adjustments, net	(3,123)	(10,707)	15,310	22,065	5,259
Net cash provided by (used in) operating activities	31,121	(5,548)	13,478	36,086	3,910
Cash flows from investing activities:
Sales of securities	—	—	—	1,112	818
Investment in subsidiaries	(84,500)	—	(15,000)	(15,000)	(45,000)
ESOP loan principal repayments	—	—	473	6,437	459
Net cash (used for) investing activities	(84,500)	—	(14,527)	(7,451)	(43,723)
Cash flows from financing activities:
Net change in other short-term borrowings	—	—	—	(20,659)	—
Redemption of Subordinated Debentures	—	—	—	(26,140)	—
Equity capital raise	85,059	—	—	—	—
Senior Notes offering	—	—	—	—	97,946
Cash dividends paid	(30,384)	(5,870)	(2,661)	(17,677)	(10,642)
Stock-based compensation transactions	4,472	1,810	2,569	2,980	1,758
Other equity transactions	—	—	—	—	265
Net cash provided by (used for) financing activities	59,147	(4,060)	(92)	(61,496)	89,327
Net increase (decrease) in cash	5,768	(9,608)	(1,141)	(32,861)	49,514
Cash at beginning of the period	13,761	23,369	56,230	56,230	6,716
Cash at end of the period	$19,529	$13,761	$55,089	$23,369	$56,230

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

(22) Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for calendar 2015, the transition period and fiscal 2014:

		For the year ended December 31, 2015
Reporting period		First quarter	Second quarter	Third quarter	Fourth quarter
For the quarter ended		March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Interest and dividend income		$66,672	$71,947	$103,298	$106,224
Interest expense		7,805	8,373	9,944	10,803
Net interest income		58,867	63,574	93,354	95,421
Provision for loan losses		2,100	3,100	5,000	5,500
Non-interest income		14,010	13,857	18,802	16,081
Non-interest expense		45,921	85,659	71,315	57,419
Income (loss) before income tax		24,856	(11,328)	35,841	48,583
Income tax expense (benefit)		8,078	(3,682)	11,648	15,792
Net income (loss)		$16,778	$(7,646)	$24,193	$32,791
Earnings per common share:
Basic		$0.19	$(0.08)	$0.19	$0.25
Diluted		0.19	(0.08)	0.19	0.25

	For the fiscal year ended September 30, 2014
Reporting period	First quarter	Second quarter	Third quarter	Fourth quarter	Transition quarter
For the quarter ended	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Interest and dividend income	$52,711	$61,325	$65,761	$67,109	$68,087
Interest expense	6,835	7,297	7,310	7,476	7,850
Net interest income	45,876	54,028	58,451	59,633	60,237
Provision for loan losses	3,000	4,800	5,950	5,350	3,000
Non-interest income	9,148	12,415	13,471	12,286	13,957
Non-interest expense	72,974	46,723	44,904	43,780	45,814
(Loss) income before income tax	(20,950)	14,920	21,068	22,789	25,380
Income tax (benefit) expense	(6,948)	4,588	6,057	6,452	8,376
Net (loss) income	$(14,002)	$10,332	$15,011	$16,337	$17,004
Earnings per common share:
Basic	$(0.20)	$0.12	$0.18	$0.20	$0.20
Diluted	(0.20)	0.12	0.18	0.19	0.20
The Company incurred a net loss in the second quarter ended June 30, 2015 due mainly to merger-related expense, asset write-downs and other charges associated with the HVB Merger. The Company recognized charges of $14,625, which mainly included charges for change-in-control payments, employee benefit plan terminations, financial and legal advisory fees and merger-related marketing expenses. Other restructuring charges of $28,055 mainly included charges for information technology services, contract terminations, impairments of leases and facilities and retention compensation.

The Company incurred a net loss in the first fiscal quarter of 2014, which ended on December 31, 2013, due mainly to merger-related expense, asset write-downs and other charges associated with the Provident Merger. The Company recognized charges of $22,167 for asset write-downs, retention and severance compensation, a write-off of the naming rights to the remaining book value of the

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal years ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

Provident Bank Ballpark. The Company recognized $9,068 of merger-related expenses, which included professional advisory fees, legal fees, a portion of change-in-control payments to Legacy Sterling executive officers, costs associated with changing signage at various office and financial center locations and other merger-related items. In addition, the Company incurred a $2,743 charge for the settlement of a portion of the Legacy Provident pension plan in December 2013.

(23) Recently Issued Accounting Standards

Accounting Standards Update (“ASU”) ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” ASU 2014-01 provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. ASU 2014-01 allows the proportional amortization method to be used by a reporting entity if certain conditions are met. ASU 2014-01 also defines when a qualified affordable housing project through a limited liability entity should be tested for impairment. If a qualified affordable housing project does not meet the conditions for using the proportional amortization method, the investment should be accounted for using an equity method investment or a cost method investment. The Company adopted ASU 2015-01 effective January 1, 2015 and its adoption did not have a significant impact on its consolidated financial statements.

ASU  2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, the FASB recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. The Company is currently evaluating the potential impact of ASU 2014-09 on its consolidated financial statements.

ASU 2014-11, “Transfers and Servicing (Topic 860).” ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 became effective for the Company on January 1, 2015 and did not have a significant impact on its consolidated financial statements. The disclosures required by ASU 2014-11 are included in Note 9. “Borrowings and Senior Notes - Repurchase Agreements” and Note 10. “Derivatives”.

ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.”ASU 2015-01 eliminates from GAAP the concept of extraordinary items, which, among other things, requires an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The Company adopted ASU 2015-01 effective January 1, 2015 and its adoption did not have a significant impact on its consolidated financial statements.

ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis.” ASU 2015-02 implements changes to both the variable interest consolidation model and the voting interest consolidation model. ASU 2015-02 (i) eliminates certain criteria that must be met when determining when fees paid to a decision maker or service provider do not represent a variable interest; (ii) amends the criteria for determining whether a limited partnership is a variable interest entity; and (iii)  eliminates the presumption that a general partner controls a limited partnership in the voting model. ASU 2015-02 was effective for the Company beginning January 1, 2016 and will not have a significant impact on its consolidated financial statements.

ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 will be effective for the Company on

January 1, 2016. ASU 2015-03 will not have a significant impact on the Company’s consolidated financial statements.
ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 addresses accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service; (ii) platform as a service; (iii) infrastructure as a service; and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 was effective for the Company on January 1, 2016 and will not have a significant impact on its consolidated financial statements.
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

ASU 2015-16, “Business combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date. The portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 was effective for us on January 1, 2016 and is not expected to have a significant impact on our financial statements.
ASU 2016-1, “No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-1, among other things; (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

ASU 2016-02, “Leases.” ASU 2016-02 amends existing lease accounting guidance, including the requirement to recognize most lease arrangements on the balance sheet. The adoption of this standard will result in the Company recognizing a right-of-use asset representing its rights to use the underlying asset for the lease term with an offsetting lease liability. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of this accounting pronouncement to its consolidated financial statements, and to the Company’s and the Bank’s regulatory capital ratios.

See Note 1. “Basis of Financial Statement Presentation and Summary of Significant Accounting Policies” for a discussion of the adoption of new accounting standards.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.

ITEM 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2015, under the supervision and with the participation of Sterling Bancorp’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be recorded, processed, summarized and reported in Sterling Bancorp’s periodic SEC reports.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Management’s Annual Report on Internal Control Over Financial Reporting
The management of Sterling Bancorp is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s system of internal controls is designed to provide reasonable assurance to the Company’s management and the Board regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the Company’s internal control over financial reporting as of December 31, 2015. This assessment was based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Crowe Horwath LLP, as stated in their report which is included elsewhere herein.

ITEM 9B.	Other Information
Not applicable.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance
The information required by this item will be included in our Proxy Statement for the Annual Meeting of Stockholders (the “2016 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	Executive Compensation
The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Sterling Bancorp does not have any equity compensation programs that were not approved by stockholders.
Set forth below is certain information as of December 31, 2015, regarding equity compensation that has been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average Exercise price (1)	Number of securities remaining available for issuance under plan
Stock Option Plans	1,586,572	$10.95	4,125,665

(1)	Weighted average exercise price represents Stock Option Plans only, since restricted shares have no exercise price.
The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services
The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(1)    Financial Statements
The financial statements filed in Item 8 of this Form 10-K are as follows:
(A)Report of Independent Registered Public Accounting Firm on Financial Statements
(B)Consolidated Balance Sheets as of December 31, 2015 and 2014

(C)	Consolidated Statements of Operations for the year ended December 31, 2015, the three months ended December 31, 2014 and 2013 (2013 Unaudited) and the fiscal years ended September 30, 2014 and 2013

(D)
Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2015, the three months ended December 31, 2014 and 2013 (2013 Unaudited) and for the fiscal years ended September 30, 2014 and 2013

(E)
Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2015, the three months ended December 31, 2014 and 2013 (2013 Unaudited) and the fiscal years ended September 30, 2014 and 2013

(F)
Consolidated Statements of Cash Flows for the year ended December 31, 2015, the three months ended December 31, 2014 and 2013 (2013 Unaudited) and for the fiscal years ended September 30, 2014 and 2013

(G)Notes to Consolidated Financial Statements
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

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 1, 2015).
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 1, 2015).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 1, 2013).
4.2	Form of Corporate Governance Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 7, 2012).
4.3
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, no instrument which defines the holders of long-term debt of the Company or any of its consolidated subsidiaries is filed herewith. Pursuant to this regulation, the Company hereby agrees to furnish a copy of any such instrument to the Commission upon request.

9.1
Form of Voting Agreement, dated as of November 4, 2014, by and between Hudson Valley Holding Corp. and certain shareholders of Sterling Bancorp (incorporated by reference to Exhibit 10.1 of the Form S-4/A filed on March 13, 2015).

9.2
Form of Voting Agreement, dated as of November 4, 2014, by and between Sterling Bancorp and certain shareholders of Hudson Valley Holding Corp. (incorporated by reference to Exhibit 10.2 of the Form S-4/A filed on March 13, 2015).

10.1	Retention Letter by and among the Company, the Bank and Michael E. Finn, dated December 22, 2014 (filed herewith).*
10.2	Change in control agreement by and among Hudson Valley Bank, Hudson Valley Holding Corp and Michael E. Finn, dated April 10, 2014 (filed herewith).*
10.3	Retention Letter by and among the Company, the Bank and James P. Blose, dated January 29, 2015 (filed herewith).*
10.4	Change in control agreement by and among Hudson Valley Bank, Hudson Valley Holding Corp and James P. Blose, dated April 10, 2014 (filed herewith).*
10.5
Amended and Restated Employment Agreement, dated as of December 8, 2015, with Jack L. Kopnisky (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 11, 2015).*

10.6
Special Performance Award Notice and Agreement, dated as of December 8, 2015, with Jack L. Kopnisky (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on December 11, 2015).*

10.7
Amended and Restated Employment Agreement, dated as of December 8, 2015, with Luis Massiani (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on December 11, 2015).*

10.8
Special Performance Award Notice and Agreement, dated as of December 8, 2015, with Luis Massiani (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on December 11, 2015).*

10.9	Consulting Agreement, dated as of June 30, 2015, with James J. Landy (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 2, 2015).*
10.10	Consulting Agreement, dated as of November 4, 2014, with Stephen R. Brown (incorporated by reference to Exhibit 10.3 of the Form S-4/A filed on March 13, 2015).*
10.11	Employment Agreement, dated as of November 1, 2013, with Rodney Whitwell (filed herewith).*
10.12	Employment Agreement, dated as of November 1, 2013, with David S. Bagatelle (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 4, 2013).*
10.13
Amendment No. 1 to Employment Agreement, dated as of September 23, 2014, with David S. Bagatelle (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 25, 2014).*

10.14	Employment Agreement, dated as of November 1, 2013, with James R. Peoples (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-k filed on November 4, 2013).*
10.15	Employment Agreement dated as of April 3, 2013, with Michael Bizenov (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on November 28, 2014).*
10.16	Separation Agreement with Howard Applebaum, dated as of January 29, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 3, 2015).*
10.17
Services and Covenant Agreement, dated as of April 3, 2013, by and between the Company and Louis J. Cappelli
(incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 1, 2013).*

10.18
Services and Covenant Agreement, dated as of April 3, 2013, by and between the Company and John C. Millman
(incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 1, 2013).*

10.19
Provident Bank Amended and Restated 1995 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on August 11, 2008 (File No. 0-25233)).*

10.20	Provident Bank 2005 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on August 11, 2008 (File No. 0-25233)).*
10.21	Provident Bank 2000 Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement filed on January 18, 2000 (File No. 0-25233)).*
10.22	Provident Bancorp, Inc. 2004 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement filed on January 19, 2005 (File No. 0-25233)).*
10.23
Form of Stock Option Agreement, dated as of July 6, 2011, between the Company and Jack L. Kopnisky (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).*

10.24
Form of Restricted Stock Award Notice, dated as of July 6, 2011, between the Company and Jack L. Kopnisky (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed on August 9, 2011)).*

10.25
Form of Performance-Based Restricted Stock Award Notice, dated as of July 6, 2011, between the Company and Jack L. Kopnisky (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).*

10.26	Provident Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8--K filed on November 1, 2011).*
10.27	Sterling Bancorp 2014 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the 2014 Annual Meeting of Stockholders, filed on January 10, 2014).*
10.28	Sterling Bancorp Stock Incentive Plan (incorporated by reference to Exhibit 10 to Legacy Sterling's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-05273)).*
10.29
Form of Sterling Bancorp 2013 Employment Inducement Award Agreement (incorporated by reference to Exhibit 10.1 of the Company's Post Effective Amendment on Form S-8 to Form S-4 filed on November 1, 2013).*

10.30
Form of Restricted Stock Unit Award Agreement Pursuant to the Provident New York Bancorp 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 1, 2013).*

10.31
Form of Restricted Stock Award Agreement Pursuant to the Provident New York Bancorp 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on November 28, 2014).*

10.32
Form of Stock Option Award Agreement Pursuant to the Provident New York Bancorp 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on November 28, 2014).*

10.33
Form of Performance-Based Stock Award Agreement Pursuant to the Provident New York Bancorp 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on November 28, 2014).*

10.34	Form of Restricted Stock Award Agreement Pursuant to the 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K filed on November 28, 2014).*
10.35	Form of Stock Option Award Agreement Pursuant to the 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K filed on November 28, 2014).*

10.36
Form of Performance-Based Stock Award Agreement Pursuant to the 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company's Transition Report on Form 10-K/T filed on March 6, 2015).*

10.37	Sterling Bancorp 2015 Omnibus Equity and Incentive Plan (incorporated by reference to Annex B to the Company's Proxy Statement for the 2015 Annual Meeting of Stockholders, filed on April 17, 2015).*
10.38
Form of Stock Option Award Agreement Pursuant to the Sterling Bancorp 2015 Omnibus Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2015).*

10.39
Form of Performance-Based Stock Award Agreement Pursuant to the Sterling Bancorp 2015 Omnibus Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2015).*

10.40
Form of NEO Restricted Stock Award Agreement Pursuant to the Sterling Bancorp 2015 Omnibus Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2015).*

10.41
Form of non-NEO Restricted Stock Award Agreement Pursuant to the Sterling Bancorp 2015 Omnibus Equity and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2015).*

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
Sterling Bancorp

Date:	February 29, 2016	By:	/s/ Jack L. Kopnisky
Jack L. Kopnisky
President, Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Jack L. Kopnisky	By:	/s/ Luis Massiani
	Jack L. Kopnisky		Luis Massiani
	President, Chief Executive Officer and		Senior Executive Vice President
	Director		Chief Financial Officer
	Principal Executive Officer		Principal Financial Officer
Date:	February 29, 2016		Principal Accounting Officer
		Date:	February 29, 2016

By:	/s/ Louis J. Cappelli
Louis J. Cappelli
Chairman of the Board of Directors
Date:	February 29, 2016

By:	/s/ Robert Abrams	By:	/s/ John P. Cahill	By:	/s/ James F. Deutsch
	Robert Abrams		John P. Cahill		James F. Deutsch
	Director		Director		Director
Date:	February 29, 2016	Date:	February 29, 2016	Date:	February 29, 2016

By:	/s/ Navy E. Djonovic	By:	/s/ Fernando Ferrer	By:	/s/ William F. Helmer
	Navy E. Djonovic		Fernando Ferrer		William F. Helmer
	Director		Director		Director
Date:	February 29, 2016	Date:	February 29, 2016	Date:	February 29, 2016

By:	/s/ Thomas G. Kahn	By:	/s/ James J. Landy	By:	/s/ Robert W. Lazar
	Thomas Kahn		James J. Landy		Robert W. Lazar
	Director		Director		Director
Date:	February 29, 2016	Date:	February 29, 2016	Date:	February 29, 2016

By:	/s/ John C. Millman	By:	/s/ Richard O’Toole	By:	/s/ Burt Steinberg
	John C. Millman		Richard O’Toole		Burt Steinberg
	Director		Director		Director
Date:	February 29, 2016	Date:	February 29, 2016	Date:	February 29, 2016

By:	/s/ Craig S. Thompson	By:	/s/ William E. Whiston
	Craig S. Thompson		William E. Whiston
	Director		Director
Date:	February 29, 2016	Date:	February 29, 2016