Form 10-Q
period 2016-03-31
STERLING BANCORP
filed 2016-05-06
CIK 1070154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding as of May 5, 2016
$0.01 per share	130,582,909

STERLING BANCORP AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
QUARTERLY PERIOD ENDED MARCH 31, 2016

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
ASSETS:
Cash and due from banks	$486,730	$229,513
Securities:
Available for sale, at fair value	1,894,820	1,921,032
Held to maturity, at amortized cost (fair value of $973,826 and $734,079 at March 31, 2016 and December 31, 2015, respectively)	952,922	722,791
Total securities	2,847,742	2,643,823
Loans held for sale	27,237	34,110
Portfolio loans	8,286,163	7,859,360
Allowance for loan losses	(53,014)	(50,145)
Portfolio loans, net	8,233,149	7,809,215
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, at cost	118,330	116,758
Accrued interest receivable	33,392	31,531
Premises and equipment, net	62,432	63,362
Goodwill	696,600	670,699
Core deposit and other intangible assets	75,790	77,367
Bank owned life insurance	197,615	196,288
Other real estate owned	14,527	14,614
Other assets	71,812	68,672
Total assets	$12,865,356	$11,955,952
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$9,328,622	$8,580,007
FHLB borrowings	1,444,817	1,409,885
Other borrowings (repurchase agreements)	23,571	16,566
Senior notes	98,996	98,893
Subordinated notes	108,124	—
Mortgage escrow funds	14,972	13,778
Other liabilities	148,121	171,750
Total liabilities	11,167,223	10,290,879
Commitments and Contingent liabilities (See Note 16. Commitments and Contingencies)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 190,000,000 shares authorized; 136,673,149 shares issued at March 31, 2016 and December 31, 2015; 130,548,989 and 130,006,926 shares outstanding at March 31, 2016 and December 31, 2015, respectively)	1,367	1,367
Additional paid-in capital	1,501,417	1,506,612
Treasury stock, at cost (6,124,160 shares at March 31, 2016 and 6,666,223 at December 31, 2015)	(70,142)	(76,190)
Retained earnings	261,332	245,408
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $2,751 at March 31, 2016 and $(8,961) at December 31, 2015	4,159	(12,124)
Total stockholders’ equity	1,698,133	1,665,073
Total liabilities and stockholders’ equity	$12,865,356	$11,955,952
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Income Statements (unaudited)
(Dollars in thousands, except share and per share data)

	Three months ended
	March 31,
	2016	2015
Interest and dividend income:
Loans and loan fees	$89,034	$55,271
Securities taxable	12,016	7,632
Securities non-taxable	3,879	2,867
Other earning assets	1,077	902
Total interest and dividend income	106,006	66,672
Interest expense:
Deposits	6,409	3,091
Borrowings	6,087	4,714
Total interest expense	12,496	7,805
Net interest income	93,510	58,867
Provision for loan losses	4,000	2,100
Net interest income after provision for loan losses	89,510	56,767
Non-interest income:
Accounts receivable management / factoring commissions and other fees	4,494	3,502
Mortgage banking income	2,002	3,157
Deposit fees and service charges	4,496	3,622
Net (loss) gain on sale of securities	(283)	1,534
Bank owned life insurance	1,327	1,076
Investment management fees	1,124	360
Other	2,270	759
Total non-interest income	15,430	14,010
Non-interest expense:
Compensation and benefits	30,020	23,165
Stock-based compensation plans	1,540	1,109
Occupancy and office operations	9,282	6,580
Amortization of intangible assets	3,053	1,399
FDIC insurance and regulatory assessments	2,258	1,428
Other real estate owned expense (income), net	582	(37)
Merger-related expense	265	2,455
Loss on extinguishment of FHLB borrowings	8,716	—
Other	13,215	9,822
Total non-interest expense	68,931	45,921
Income before income tax expense	36,009	24,856
Income tax expense	12,243	8,078
Net income	$23,766	$16,778
Weighted average common shares:
Basic	129,974,025	87,839,029
Diluted	130,500,975	88,252,768
Earnings per common share:
Basic	$0.18	$0.19
Diluted	0.18	0.19
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

	Three months ended
	March 31,
	2016	2015
Net income	$23,766	$16,778
Other comprehensive income, before tax:
Change in unrealized holding gains on securities available for sale	26,352	10,378
Accretion of net unrealized loss on securities transferred to held to maturity	(74)	539
Reclassification adjustment for net realized losses (gains) included in net income	283	(1,534)
Change in the actuarial gain of defined benefit plan and post-retirement benefit plans	354	203
Total other comprehensive income, before tax	26,915	9,586
Deferred tax expense related to other comprehensive income	(10,632)	(4,074)
Other comprehensive income, net of tax	16,283	5,512
Comprehensive income	$40,049	$22,290
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except per share data)

	Number of shares	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity
Balance at January 1, 2015	83,927,572	$912	$858,489	$(82,908)	$208,958	$(10,251)	$975,200
Net income	—	—	—	—	16,778	—	16,778
Other comprehensive income	—	—	—	—	—	5,512	5,512
Stock option & other stock transactions, net	208,054	—	279	2,384	72	—	2,735
Restricted stock awards, net	85,905	—	6	994	132	—	1,132
Common equity issued, net of costs of issuance	6,900,000	69	84,990	—	—	—	85,059
Cash dividends declared ($0.07 per common share)	—	—	—	—	(5,873)	—	(5,873)
Balance at March 31, 2015	91,121,531	$981	$943,764	$(79,530)	$220,067	$(4,739)	$1,080,543

Balance at January 1, 2016	130,006,926	$1,367	$1,506,612	$(76,190)	$245,408	$(12,124)	$1,665,073
Net income	—	—	—	—	23,766	—	23,766
Other comprehensive income	—	—	—	—	—	16,283	16,283
Stock option & other stock transactions, net	74,797	—	202	807	(148)	—	861
Restricted stock awards, net	467,266	—	(5,397)	5,241	1,381	—	1,225
Cash dividends declared ($0.07 per common share)	—	—	—	—	(9,075)	—	(9,075)
Balance at March 31, 2016	130,548,989	$1,367	$1,501,417	$(70,142)	$261,332	$4,159	$1,698,133
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Three months ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$23,766	$16,778
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses	4,000	2,100
Loss (gain), net from write-downs and sales of other real estate owned	153	(487)
Depreciation of premises and equipment	2,102	1,633
Asset write-downs, severance and retention compensation and other restructuring charges	2,485	312
Amortization of intangibles	3,053	1,399
Amortization of low income housing tax credit	48	50
Net loss (gain) on sale of securities	283	(1,534)
Net gain on loans held for sale	(2,002)	(3,157)
Net amortization of premiums, net on securities	3,328	1,155
Net accretion of purchase discount and amortization of net deferred loan costs	(5,084)	(790)
Accretion of debt issuance costs and amortization of premium on borrowings, net	97	86
Restricted stock compensation expense	1,414	828
Stock option compensation expense	126	281
Originations of loans held for sale	(102,165)	(137,538)
Proceeds from sales of loans held for sale	111,040	111,155
Increase in cash surrender value of bank owned life insurance	(1,327)	(1,076)
Deferred income tax expense	6,214	2,516
Other adjustments (principally net changes in other assets and other liabilities)	(50,113)	(8,926)
Net cash (used in) operating activities	(2,582)	(15,215)
Cash flows from investing activities:
Purchases of securities:
Available for sale	(269,220)	(237,602)
Held to maturity	(242,428)	(28,161)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	44,908	41,017
Held to maturity	11,090	14,639
Proceeds from sales of securities available for sale	275,358	115,554
Loan originations, net	(121,428)	(143,695)
Proceeds from sale of loans held for investment	19,054	44,020
(Purchases) sales of FHLB and FRB stock, net	(1,572)	6,573
Proceeds from sales of other real estate owned	376	997
Purchases of premises and equipment	(996)	(334)
Cash paid for acquisitions, net of cash received	(346,690)	(24,670)
Net cash (used in) investing activities	(631,548)	(211,662)

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Three months ended
	March 31,
	2016	2015
Cash flows from financing activities:
Net increase in transaction, savings and money market deposits	689,379	310,430
Net increase in time deposits	59,236	33,191
Net increase (decrease) in short-term FHLB borrowings	205,000	(151,000)
Advances of term FHLB borrowings	325,000	80,000
Repayments of term FHLB borrowings	(495,062)	(75,059)
Repayment of debt assumed in acquisition	—	(4,485)
Net increase in other borrowings	7,005	15,399
Issuance of Bank subordinated notes	108,124	—
Net increase in mortgage escrow funds	1,194	1,638
Proceeds from stock option exercises	546	2,758
Equity capital raise, net of costs of issuance	—	85,059
Cash dividends paid	(9,075)	(5,873)
Net cash provided by financing activities	891,347	292,058
Net increase in cash and cash equivalents	257,217	65,181
Cash and cash equivalents at beginning of period	229,513	121,520
Cash and cash equivalents at end of period	$486,730	$186,701
Supplemental cash flow information:
Interest payments	$14,598	$9,376
Income tax payments	17,179	17,808
Real estate acquired in settlement of loans	442	2,874
Loans transferred from held for investment to held for sale	19,054	44,020

Acquisitions:
Non-cash assets acquired:
Total loans, net	320,447	22,307
Accrued interest receivable	1,443	—
Goodwill	25,698	11,931
Customer list	1,500	8,950
Premises and equipment, net	176	219
Other assets	2,265	56
Total non-cash assets acquired	351,529	43,463
Liabilities assumed:
Other liabilities	4,839	19,045
Total liabilities assumed	$4,839	$19,045
Net non-cash assets acquired	346,690	24,418
Cash and cash equivalents received in acquisitions	4,762	252
Total consideration paid	$351,452	$24,670
The Company completed the NSBC Acquisition on March 31, 2016 and completed the acquisition of Damian Services Corporation on February 27, 2015. These transactions are included in the acquisitions portion of the statement of cash flows for the three months ended March 31, 2016 and 2015, respectively. See Note 2. “Acquisitions” for additional information.
See accompanying notes to consolidated financial statements.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

(1) Basis of Financial Statement Presentation

(a) Nature of Operations
Sterling Bancorp (the “Company”) is a Delaware corporation, a bank holding company and a financial holding company headquartered in Montebello, New York, that owns all of the outstanding shares of common stock of Sterling National Bank (the “Bank”), its principal subsidiary. The Bank is a full-service regional bank specializing in the delivery of services and solutions to business owners, their families and consumers within the communities it serves through teams of dedicated and experienced relationship managers.

(b) Basis of Presentation
The consolidated financial statements in this Quarterly Report on Form 10-Q include the accounts of the Company and all other entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies the Company follows conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”) and to general practices within the banking industry, which includes regulatory reporting instructions.

The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the SEC on February 29, 2016 (the “2015 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period. Certain items in prior financial statements have been reclassified to conform to the current presentation.

(c) Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, expense and contingencies at the date of the financial statements. Actual results could differ significantly from these estimates. The allowance for loan losses and the status of contingencies are particularly subject to change.

(d) Merger with Hudson Valley Holding Corp.
On June 30, 2015, Hudson Valley Holding Corp. (“HVHC”) merged with and into the Company (the “HVB Merger”). In connection with the merger, Hudson Valley Bank, the principal subsidiary of HVHC, also merged with and into the Bank.

(e) Merger with Sterling Bancorp
On October 31, 2013, Provident New York Bancorp (“Legacy Provident”) merged with legacy Sterling Bancorp (“Legacy Sterling”). In connection with the merger, the following corporate actions occurred:

•	Legacy Sterling merged with and into Legacy Provident.

•	Legacy Provident was the accounting acquirer and the surviving entity.

•	Legacy Provident changed its legal entity name to Sterling Bancorp.

•	Sterling National Bank merged into Provident Bank.

•	Provident Bank changed its legal entity name to Sterling National Bank.

We refer to the merger with Legacy Sterling as the “Provident Merger.”

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

(2) Acquisitions
NSBC Acquisition
On March 31, 2016, the Bank acquired 100% of the outstanding equity interests of NewStar Business Credit LLC, a Delaware limited liability company (“NSBC” and the “NSBC Acquisition”). NSBC is a provider of asset-based lending solutions to middle market commercial clients. NSBC’s loans were $320,447 on the acquisition date and consist of 100% floating-rate assets. The Bank paid a premium on the balance of gross loans receivable acquired of 5.90%, or $18,906. The Bank assumed $4,838 of liabilities, which consisted mainly of cash collateral on loans outstanding. The Bank recognized a customer list intangible asset of $1,500 that is being amortized over its 24 month estimated life and $25,698 of goodwill. The Bank recorded a $1,500 restructuring charge consisting mainly of retention and severance compensation, IT contract terminations and professional fees.

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

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of June 30, 2015, based on management’s best estimate and using the information available as of the HVB Merger date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $269,757 and a core deposit intangible of $33,839.  As of June 30, 2015, HVHC had assets with a net book value of approximately $288,208, including loans with a net book value of approximately $1,816,767, and deposits with a net book value of approximately $3,160,746. The table below summarizes the amounts recognized as of the HVB Merger date for each major class of assets acquired and liabilities assumed, the estimated fair value adjustments and the amounts recorded in the Company’s financial statements at fair value at the HVB Merger date:

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

The core deposit intangible asset recognized is being amortized over its estimated useful life of approximately 10 years utilizing the sum-of-the-years digits method. Other intangibles consist of below market rents, which are amortized over the remaining life of each lease using the straight-line method.

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
Direct acquisition and other charges incurred in connection with the HVB Merger were expensed as incurred and totaled $0 and $645 for the three months ended March 31, 2016 and 2015, respectively. These expenses were mainly for severance compensation and were recorded in “Merger-related expenses” on the consolidated income statements.
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

(3) Securities

A summary of amortized cost and estimated fair value of securities as of March 31, 2016 and December 31, 2015 is presented below. The term “Residential MBS” refers to residential mortgage-backed securities and the term “CMO” refers to collateralized mortgage obligations. Both of these terms are further defined in Note 17. “Fair Value Measurements”.

	March 31, 2016
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Residential MBS:
Agency-backed	$1,400,401	$16,853	$(303)	$1,416,951	$247,094	$5,599	$(72)	$252,621
CMO/Other MBS	74,526	515	(369)	74,672	47,687	496	(122)	48,061
Total residential MBS	1,474,927	17,368	(672)	1,491,623	294,781	6,095	(194)	300,682
Other securities:
Federal agencies	83,575	138	(3)	83,710	104,292	4,382	(9)	108,665
Corporate	91,325	317	(4,463)	87,179	25,192	—	(319)	24,873
State and municipal	221,146	2,780	(409)	223,517	522,657	11,675	(1,036)	533,296
Other	8,781	10	—	8,791	6,000	310	—	6,310
Total other securities	404,827	3,245	(4,875)	403,197	658,141	16,367	(1,364)	673,144
Total securities	$1,879,754	$20,613	$(5,547)	$1,894,820	$952,922	$22,462	$(1,558)	$973,826

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	December 31, 2015
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Residential MBS:
Agency-backed	$1,222,912	$2,039	$(7,089)	$1,217,862	$252,760	$1,857	$(1,214)	$253,403
CMO/Other MBS	79,430	76	(1,133)	78,373	49,842	87	(619)	49,310
Total residential MBS	1,302,342	2,115	(8,222)	1,296,235	302,602	1,944	(1,833)	302,713
Other securities:
Federal agencies	85,124	7	(864)	84,267	104,135	2,458	(635)	105,958
Corporate	321,630	522	(7,964)	314,188	25,241	11	(200)	25,052
State and municipal	187,399	2,187	(551)	189,035	285,813	9,327	(134)	295,006
Trust preferred	27,928	589	—	28,517	—	—	—	—
Other	8,781	9	—	8,790	5,000	350	—	5,350
Total other securities	630,862	3,314	(9,379)	624,797	420,189	12,146	(969)	431,366
Total securities	$1,933,204	$5,429	$(17,601)	$1,921,032	$722,791	$14,090	$(2,802)	$734,079

During the quarter ended March 31, 2016, the Company sold all of the trust preferred securities it held at December 31, 2015.

The amortized cost and estimated fair value of securities at March 31, 2016 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential MBS are shown separately since they are not due at a single maturity date.

	March 31, 2016
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Remaining period to contractual maturity:
One year or less	$17,162	$17,194	$13,059	$13,160
One to five years	214,895	213,978	52,569	54,617
Five to ten years	113,074	112,148	219,829	227,552
Greater than ten years	59,696	59,877	372,684	377,815
Total securities with a stated maturity date	404,827	403,197	658,141	673,144
Residential MBS	1,474,927	1,491,623	294,781	300,682
Total securities	$1,879,754	$1,894,820	$952,922	$973,826

Sales of securities for the periods indicated below were as follows:

	For the three months ended
	March 31,
	2016	2015
Available for sale:
Proceeds from sales	$275,358	$115,554
Gross realized gains	1,562	1,663
Gross realized losses	(1,845)	(129)
Income tax (benefit) expense on realized net gains	(96)	499

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

At March 31, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. federal government and its agencies, in an amount greater than 10% of stockholders’ equity.
The following table summarizes securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position for the periods presented below:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available for sale
March 31, 2016
Residential MBS:
Agency-backed	$46,003	$(280)	$3,716	$(23)	$49,719	$(303)
CMO/Other MBS	27,077	(359)	1,563	(10)	28,640	(369)
Total residential MBS	73,080	(639)	5,279	(33)	78,359	(672)
Other securities:
Federal agencies	206	—	2,998	(3)	3,204	(3)
Corporate	31,810	(1,880)	31,304	(2,583)	63,114	(4,463)
State and municipal	5,857	(122)	59,317	(287)	65,174	(409)
Total other securities	37,873	(2,002)	93,619	(2,873)	131,492	(4,875)
Total	$110,953	$(2,641)	$98,898	$(2,906)	$209,851	$(5,547)
December 31, 2015
Residential MBS:
Agency-backed	$18,983	$(528)	$854,491	$(6,561)	$873,474	$(7,089)
CMO/Other MBS	23,682	(717)	41,946	(416)	65,628	(1,133)
Total residential MBS	42,665	(1,245)	896,437	(6,977)	939,102	(8,222)
Other securities:
Federal agencies	14,933	(260)	57,886	(604)	72,819	(864)
Corporate	19,257	(715)	236,048	(7,249)	255,305	(7,964)
State and municipal	3,439	(27)	42,924	(524)	46,363	(551)
Total other securities	37,629	(1,002)	336,858	(8,377)	374,487	(9,379)
Total	$80,294	$(2,247)	$1,233,295	$(15,354)	$1,313,589	$(17,601)

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table summarizes securities held to maturity with unrecognized losses, segregated by the length of time in a continuous unrecognized loss position for the periods presented below:

	Continuous unrecognized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Held to maturity
March 31, 2016
Residential MBS:
Agency-backed	$6,568	$(69)	$1,261	$(3)	$7,829	$(72)
CMO/Other MBS	7,984	(61)	8,684	(61)	16,668	(122)
Total residential MBS	14,552	(130)	9,945	(64)	24,497	(194)
Other securities:
Federal agencies	9,991	(9)	—	—	9,991	(9)
Corporate	—	—	24,872	(319)	24,872	(319)
State and municipal	2,223	(24)	158,959	(1,012)	161,182	(1,036)
Total other securities	12,214	(33)	183,831	(1,331)	196,045	(1,364)
Total	$26,766	$(163)	$193,776	$(1,395)	$220,542	$(1,558)
December 31, 2015
Residential MBS:
Agency-backed	$—	$—	$132,585	$(1,214)	$132,585	$(1,214)
CMO/Other MBS	5,960	(156)	40,033	(463)	45,993	(619)
Total residential MBS	5,960	(156)	172,618	(1,677)	178,578	(1,833)
Other securities:
Federal agencies	14,642	(358)	9,723	(277)	24,365	(635)
Corporate	—	—	20,039	(200)	20,039	(200)
State and municipal	2,562	(48)	12,989	(86)	15,551	(134)
Total other securities	17,204	(406)	42,751	(563)	59,955	(969)
Total	$23,164	$(562)	$215,369	$(2,240)	$238,533	$(2,802)

At March 31, 2016, a total of 131 available for sale securities were in a continuous unrealized loss position for less than 12 months and 36 securities were in a continuous unrealized loss position for 12 months or longer. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other than temporary impairment (“OTTI”) losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Company anticipates it will receive full value for the securities. Furthermore, as of March 31, 2016, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. As of March 31, 2016, management believes the impairments detailed in the table above are temporary.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

Securities pledged for borrowings at FHLB and other institutions, and securities pledged for municipal deposits and other purposes were as follows for the periods presented below:

	March 31,	December 31,
	2016	2015
Available for sale securities pledged for borrowings, at fair value	$95,317	$101,994
Available for sale securities pledged for municipal deposits, at fair value	975,592	849,186
Available for sale securities pledged for customer back-to-back swaps, at fair value	4,323	1,839
Held to maturity securities pledged for borrowings, at amortized cost	2,500	206,337
Held to maturity securities pledged for municipal deposits, at amortized cost	369,334	327,589
Total securities pledged	$1,447,066	$1,486,945

(4) Portfolio Loans

The composition of the Company’s loan portfolio, excluding loans held for sale, was the following for the periods presented below:

	March 31,	December 31,
	2016	2015
Commercial:
Commercial and industrial:
Traditional commercial & industrial (“C&I”)	$2,003,839	$1,681,704
Payroll finance	199,119	221,831
Warehouse lending	341,790	387,808
Factored receivables	215,015	208,382
Equipment financing	656,775	631,303
Total C&I	3,416,538	3,131,028
Commercial mortgage:
Commercial real estate	2,790,145	2,733,351
Multi-family	886,069	796,030
Acquisition, development & construction (“ADC”)	179,517	186,398
Total commercial mortgage	3,855,731	3,715,779
Total commercial	7,272,269	6,846,807
Residential mortgage	718,733	713,036
Consumer	295,161	299,517
Total portfolio loans	8,286,163	7,859,360
Allowance for loan losses	(53,014)	(50,145)
Total portfolio loans, net	$8,233,149	$7,809,215

Total portfolio loans include net deferred loan origination costs of $1,612 at March 31, 2016, and $2,029 at December 31, 2015.

At March 31, 2016 and December 31, 2015, the Company pledged loans totaling $2,205,834 and $2,050,982, respectively, to the FHLB as collateral for certain borrowing arrangements. See Note 8. “Borrowings”.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following tables set forth the amounts and status of the Company’s loans, troubled debt restructurings (“TDRs”) and non-performing loans at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
C&I	$1,969,677	$1,294	$2,630	$478	$29,760	$2,003,839
Payroll finance	198,805	39	59	159	57	199,119
Warehouse lending	341,790	—	—	—	—	341,790
Factored receivables	214,803	—	—	—	212	215,015
Equipment financing	651,995	1,276	926	—	2,578	656,775
Commercial real estate	2,767,800	1,130	3,074	332	17,809	2,790,145
Multi-family	882,028	—	—	—	4,041	886,069
ADC	175,501	—	—	—	4,016	179,517
Residential mortgage	694,104	6,092	684	—	17,853	718,733
Consumer	285,054	1,276	688	33	8,110	295,161
Total portfolio loans	$8,181,557	$11,107	$8,061	$1,002	$84,436	$8,286,163
Total TDRs included above	$14,918	$1,116	$—	$—	$5,810	$21,844
Non-performing loans:
Loans 90+ days past due and still accruing						$1,002
Non-accrual loans						84,436
Total non-performing loans						$85,438

	December 31, 2015
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
C&I	$1,630,635	$9,380	$31,060	$487	$10,142	$1,681,704
Payroll finance	221,394	—	349	88	—	221,831
Warehouse lending	387,808	—	—	—	—	387,808
Factored receivables	208,162	—	—	—	220	208,382
Equipment financing	627,056	1,088	1,515	—	1,644	631,303
Commercial real estate	2,702,671	7,417	2,521	—	20,742	2,733,351
Multi-family	791,828	2,485	—	—	1,717	796,030
ADC	182,615	—	—	83	3,700	186,398
Residential mortgage	686,445	6,014	897	—	19,680	713,036
Consumer	286,339	4,950	320	16	7,892	299,517
Total portfolio loans	$7,724,953	$31,334	$36,662	$674	$65,737	$7,859,360
Total TDRs included above	$13,047	$654	$—	$—	$8,591	$22,292
Non-performing loans:
Loans 90+ days past due and still accruing						$674
Non-accrual loans						65,737
Total non-performing loans						$66,411

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table provides additional analysis of the Company’s non-accrual loans at March 31, 2016 and December 31, 2015:

	March 31, 2016				December 31, 2015
	Recorded investment Non-accrual loans	Recorded investment PCI non-accrual loans	Recorded investment total non-accrual loans	Unpaid principal balance non-accrual loans	Recorded investment Non-accrual loans	Recorded investment PCI non-accrual loans	Recorded investment total non-accrual loans	Unpaid principal balance non-accrual loans
C&I	$24,629	$5,131	$29,760	$30,107	$4,314	$5,828	$10,142	$10,503
Payroll finance	57	—	57	57	—	—	—	—
Factored receivables	212	—	212	212	220	—	220	220
Equipment financing	2,578	—	2,578	2,578	1,644	—	1,644	1,644
Commercial real estate	11,899	5,910	17,809	21,731	13,119	7,623	20,742	23,678
Multi-family	4,041	—	4,041	4,041	1,717	—	1,717	1,837
ADC	4,016	—	4,016	4,146	3,700	—	3,700	3,829
Residential mortgage	12,267	5,586	17,853	24,544	13,683	5,997	19,680	24,386
Consumer	7,285	825	8,110	9,516	7,315	577	7,892	9,404
	$66,984	$17,452	$84,436	$96,932	$45,712	$20,025	$65,737	$75,501

There were no non-accrual warehouse lending loans at March 31, 2016 or December 31, 2015.

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

At March 31, 2016 and December 31, 2015, the recorded investment of residential mortgage loans that were formally in process of foreclosure was $9,887 and $9,638, respectively, which are included in non-accrual residential mortgage loans above.

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at March 31, 2016:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	Purchased credit impaired loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
C&I	$27,870	$1,924,254	$51,715	$2,003,839	$—	$14,268	$14,268
Payroll finance	—	199,119	—	199,119	—	1,546	1,546
Warehouse lending	—	341,790	—	341,790	—	520	520
Factored receivables	—	215,015	—	215,015	—	1,407	1,407
Equipment financing	2,192	654,583	—	656,775	—	5,393	5,393
Commercial real estate	13,815	2,728,143	48,187	2,790,145	—	15,770	15,770
Multi-family	883	880,716	4,470	886,069	—	2,996	2,996
ADC	8,595	166,204	4,718	179,517	—	2,157	2,157
Residential mortgage	515	711,229	6,989	718,733	—	4,850	4,850
Consumer	1,497	292,128	1,536	295,161	—	4,107	4,107
Total portfolio loans	$55,367	$8,113,181	$117,615	$8,286,163	$—	$53,014	$53,014

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at December 31, 2015:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	Purchased credit impaired loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
C&I	$3,138	$1,661,163	$17,403	$1,681,704	$—	$13,262	$13,262
Payroll finance	—	221,831	—	221,831	—	1,936	1,936
Warehouse lending	—	387,808	—	387,808	—	589	589
Factored receivables	—	208,382	—	208,382	—	1,457	1,457
Equipment financing	1,017	630,286	—	631,303	—	4,925	4,925
Commercial real estate	13,492	2,669,673	50,186	2,733,351	—	13,861	13,861
Multi-family	1,541	790,017	4,472	796,030	—	2,741	2,741
ADC	8,669	173,065	4,664	186,398	—	2,009	2,009
Residential mortgage	515	705,245	7,276	713,036	—	5,007	5,007
Consumer	—	298,225	1,292	299,517	—	4,358	4,358
Total loans	$28,372	$7,745,695	$85,293	$7,859,360	$—	$50,145	$50,145

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

The Company acquired loans for which there was, at acquisition, both evidence of deterioration of credit quality since origination and probability, at acquisition, that all contractually required payments would not be collected (“PCI loans”). The carrying amount of such loans is presented in the tables above. At March 31, 2016, the net recorded amount of PCI loans was $117,615, which included $37,823 of C&I loans acquired in the NSBC Acquisition.

There was $565 and $272 included in the allowance for loan losses associated with PCI loans at March 31, 2016 and December 31, 2015, respectively.

The following table presents the changes in the balance of the accretable yield discount for PCI loans for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,
	2016	2015
Balance at beginning of period	$11,211	$724
Balances acquired in the NSBC Acquisition	2,200	—
Accretion of income	(1,155)	—
Reclassification from non-accretable difference	266	—
Balance at end of period	$12,522	$724

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

Income is not recognized on PCI loans unless the Company can reasonably estimate the cash flows that are expected to be collected over the life of the loan. The balance of PCI loans that were treated under the cost recovery method were $17,452 and $20,025 at March 31, 2016 and December 31, 2015, respectively.

The following table presents loans individually evaluated for impairment, excluding purchased credit impaired loans, by segment of loans at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Unpaid principal balance	Recorded investment	Unpaid principal balance	Recorded investment
Loans with no related allowance recorded:
C&I	$28,050	$27,870	$3,145	$3,138
Equipment financing	2,192	2,192	1,017	1,017
Commercial real estate	15,211	13,815	15,092	13,492
Multi-family	883	883	1,541	1,541
ADC	8,595	8,595	8,669	8,669
Residential mortgage	515	515	515	515
Consumer	1,497	1,497	—	—
Total	$56,943	$55,367	$29,979	$28,372

At March 31, 2016 and December 31, 2015 there were no payroll finance, warehouse lending or factored receivables loans that were individually evaluated for impairment.

The following tables present the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for the three months ended March 31, 2016 and March 31, 2015:

	March 31, 2016			March 31, 2015
	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
Loans with no related allowance recorded:
C&I	$15,366	$9	$—	$3,316	$—	$—
Equipment financing	1,288	—	—	—	—	—
Commercial real estate	13,118	39	—	13,275	67	—
Multi-family	884	—	—	—	—	—
ADC	8,632	56	—	11,597	57	—
Residential mortgage	515	—	—	515	—	—
Consumer	748	—	—	—	—	—
Total	$39,803	$104	$—	$28,703	$124	$—

There were no impaired loans with an allowance recorded at March 31, 2016 or December 31, 2015. At March 31, 2016 and 2015, there were no factored receivables, payroll finance, or warehouse lending loans that were impaired.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

Troubled Debt Restructuring:
The following tables set forth the amounts and past due status of the Company’s TDRs at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
C&I	$580	$—	$—	$—	$1,116	$1,696
Equipment financing	64	—	—	—	—	64
Commercial real estate	2,496	257	—	—	—	2,753
ADC	6,274	—	—	—	2,458	8,732
Residential mortgage	5,504	859	—	—	2,236	8,599
Total	$14,918	$1,116	$—	$—	$5,810	$21,844

	December 31, 2015
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
C&I	$154	$—	$—	$—	$2,052	$2,206
Equipment financing	338	—	—	—	—	338
Commercial real estate	2,787	—	—	—	—	2,787
ADC	5,107	—	—	—	3,700	8,807
Residential mortgage	4,661	654	—	—	2,839	8,154
Total	$13,047	$654	$—	$—	$8,591	$22,292

There were no payroll finance, warehouse lending, factored receivables, or multi-family or consumer loans that were TDRs for either period presented above. The Company did not have outstanding commitments to lend additional amounts to customers with loans classified as TDRs as of March 31, 2016 and December 31, 2015, respectively.

There was one loan modified as a TDR in the three months ended March 31, 2016. This TDR did not increase the allowance for loan losses and did not result in charge-offs for during the quarter ended March 31, 2016 or March 31, 2015.

The following table presents loans by segment modified as TDRs that occurred during the first three months of 2016 and 2015:

	March 31, 2016			March 31, 2015
		Recorded investment			Recorded investment
	Number	Pre- modification	Post- modification	Number	Pre- modification	Post- modification
Residential mortgage	1	$469	$469	—	—	—
Total TDRs	1	$469	$469	—	$—	$—

There were no TDRs that were modified during the three months ended March 31, 2016 and 2015 that had subsequently defaulted (which is defined as missing three consecutive monthly payments or being over 90 days past due on a scheduled payment).

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

(5) Allowance for Loan Losses

Activity in the allowance for loan losses for the three months ended March 31, 2016 and 2015 is summarized below:

	The three months ended March 31, 2016
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision / (reversal of)	Ending balance
C&I	$13,262	$(489)	$329	$(160)	$1,167	$14,269
Payroll finance	1,936	—	4	4	(394)	1,546
Warehouse lending	589	—	—	—	(69)	520
Factored receivables	1,457	(81)	24	(57)	7	1,407
Equipment financing	4,925	(457)	108	(349)	817	5,393
Commercial real estate	13,861	(4)	21	17	1,892	15,770
Multi-family	2,741	—	2	2	253	2,996
ADC	2,009	—	—	—	148	2,157
Residential mortgage	5,007	(224)	28	(196)	39	4,850
Consumer	4,358	(511)	119	(392)	140	4,106
Total allowance for loan losses	$50,145	$(1,766)	$635	$(1,131)	$4,000	$53,014
Annualized net charge-offs to average loans outstanding						0.06%

	The three months ended March 31, 2015
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision / (reversal of)	Ending balance
C&I	$11,027	$(842)	$101	$(741)	$400	$10,686
Payroll finance	1,506	(303)	11	(292)	686	1,900
Warehouse lending	608	—	—	—	251	859
Factored receivables	1,205	(72)	19	(53)	20	1,172
Equipment financing	2,569	(153)	172	19	103	2,691
Commercial real estate	10,121	(62)	16	(46)	1,018	11,093
Multi-family	2,111	(17)	—	(17)	196	2,290
ADC	2,987	—	9	9	(280)	2,716
Residential mortgage	5,843	(181)	2	(179)	(537)	5,127
Consumer	4,397	(342)	52	(290)	243	4,350
Total allowance for loan losses	$42,374	$(1,972)	$382	$(1,590)	$2,100	$42,884
Annualized net charge-offs to average loans outstanding						0.13%

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

Total Valuation Balances Recorded Against Portfolio Loans
In purchase accounting, the prior allowance for loan losses is not carried over, and in place, we are required to estimate the fair value of loans acquired, which is included as a purchase discount within the acquired loan discount. The following analysis presents the allowance for loan losses to originated loans and remaining purchase accounting marks to acquired loan portfolios and a holistic view of valuation balances recorded against portfolio loans at March 31, 2016 and December 31, 2015.

	March 31, 2016
Originated:	Pass	Special mention	Substandard	Doubtful	Loss	Total
C&I	$1,370,429	$12,396	$30,141	$527	$—	$1,413,493
Payroll finance	198,903	159	57	—	—	199,119
Factored receivables	213,471	—	1,544	—	—	215,015
Equipment financing	555,626	1,794	2,960	—	—	560,380
Warehouse lending	341,790	—	—	—	—	341,790
Commercial real estate	2,160,764	8,009	23,917	—	—	2,192,690
Multi-family	672,382	1,763	1,697	—	—	675,842
ADC	140,110	1,668	7,326	—	—	149,104
Residential mortgage	433,516	684	12,796	—	—	446,996
Consumer	193,933	610	8,289	29	—	202,861
Total originated loans	$6,280,924	$27,083	$88,727	$556	$—	$6,397,290
Allowance for loan losses	$47,994	$829	$3,774	$417	$—	$53,014
As a % of originated loans	0.76%	3.06%	4.25%	75.00%	—%	0.83%

	March 31, 2016
Acquired loans:	Pass	Special mention	Substandard	Doubtful	Loss	Total
C&I	$541,296	$40,131	$8,919	$—	$—	$590,346
Equipment financing	96,395	—	—	—	—	96,395
Commercial real estate	550,133	22,950	24,372	—	—	597,455
Multi-family	201,332	5,895	3,000	—	—	210,227
ADC	24,116	5,500	797	—	—	30,413
Residential mortgage	265,632	—	6,105	—	—	271,737
Consumer	92,300	—	—	—	—	92,300
Total loans subject to purchase accounting marks	$1,771,204	$74,476	$43,193	$—	$—	$1,888,873
Remaining purchase accounting mark	$40,085	$2,380	$1,937	$—	$—	$44,402
As a % of acquired loans	2.26%	3.20%	4.48%	—%	—%	2.35%

Total portfolio loans	$8,052,128	$101,559	$131,920	$556	$—	$8,286,163
Total allowance for loan losses and remaining purchase accounting mark	$88,079	$3,209	$5,711	$417	$—	$97,416

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	December 31, 2015
Originated:	Pass	Special mention	Substandard	Doubtful	Loss	Total
C&I	$1,356,685	$11,041	$29,621	$445	$—	$1,397,792
Payroll finance	221,735	—	96	—	—	221,831
Factored receivables	206,814	—	1,568	—	—	208,382
Equipment financing	512,314	460	1,644	—	—	514,418
Warehouse lending	387,808	—	—	—	—	387,808
Commercial real estate	2,002,638	9,361	24,104	—	—	2,036,103
Multi-family	550,438	—	1,717	—	—	552,155
ADC	118,552	1,575	7,236	—	—	127,363
Residential mortgage	419,534	897	13,497	—	—	433,928
Consumer	195,684	407	7,167	268	—	203,526
Total originated loans	$5,972,202	$23,741	$86,650	$713	$—	$6,083,306
Allowance for loan losses	$43,925	$884	$4,801	$535	$—	$50,145
As a % of originated loans	0.74%	3.72%	5.54%	75.04%	—%	0.82%

	December 31, 2015
Acquired loans:	Pass	Special mention	Substandard	Doubtful	Loss	Total
C&I	$267,541	$9,724	$6,647	$—	$—	$283,912
Equipment financing	116,885	—	—	—	—	116,885
Commercial real estate	645,951	23,111	28,186	—	—	697,248
Multi-family	237,948	5,927	—	—	—	243,875
ADC	52,775	5,500	760	—	—	59,035
Residential mortgage	272,336	—	6,772	—	—	279,108
Consumer	95,341	—	650	—	—	95,991
Total loans subject to purchase accounting marks	$1,688,777	$44,262	$43,015	$—	$—	$1,776,054
Remaining purchase accounting mark	$37,351	$1,649	$2,383	$—	$—	$41,383
As a % of acquired loans	2.21%	3.73%	5.54%	—%	—%	2.33%

Total portfolio loans	$7,661,198	$68,003	$129,665	$713	$—	$7,859,579
Total allowance for loan losses and remaining purchase accounting mark	$81,276	$2,533	$7,184	$535	$—	$91,528

Credit Quality Indicators
As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk grade of commercial loans; (ii) the level of classified commercial loans; (iii) the delinquency status of residential mortgage and consumer loans (home equity lines of credit (“HELOC”) and other consumer loans); (iv) net charge-offs; (v) non-performing loans (see details above); and (vi) the general economic conditions in the greater New York metropolitan region. The Bank analyzes loans individually by classifying the loans by credit risk, except residential mortgage loans, HELOC and other consumer loans, which are evaluated on a homogeneous pool basis unless the loan balance is greater than $500. This analysis is performed at least quarterly on all criticized/classified loans. The Bank uses the following definitions of risk ratings:

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

9 - Doubtful (OCC definition) - These loans have all the weakness inherent in one classified as “Substandard” with the added characteristics that the weakness makes collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but, because of certain important and reasonably specific pending factors which may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidating procedures, capital injection, perfecting liens or additional collateral and refinancing plans.

10 - Loss (OCC definition) - These loans are charged-off because they are determined to be uncollectible and unbankable assets. This classification does not indicate that the asset has no absolute recovery or salvage value, but rather it is not practical or desirable to defer writing-off this asset even though partial recovery may be affected in the future. Losses should be taken in the period in which they are determined to be uncollectible.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

Loans that are risk-rated 1 through 6 as defined above are considered to be pass-rated loans. As of March 31, 2016 and December 31, 2015, the risk category of gross loans by segment was as follows:

	March 31, 2016			December 31, 2015
	Special mention	Substandard	Doubtful	Special mention	Substandard	Doubtful
C&I	$52,527	$39,060	$527	$20,765	$36,268	$445
Payroll finance	159	57	—	—	96	—
Factored receivables	—	1,544	—	—	1,568	—
Equipment financing	1,794	2,960	—	460	1,644	—
Commercial real estate	30,959	48,288	—	32,472	52,290	—
Multi-family	7,658	4,697	—	5,927	1,717	—
ADC	7,168	8,123	—	7,075	7,996	—
Residential mortgage	684	18,901	—	897	20,269	—
Consumer	610	8,289	29	407	7,817	268
Total	$101,559	$131,919	$556	$68,003	$129,665	$713

There were no criticized or classified warehouse lending loans for the periods presented. There were no loans rated “loss” at March 31, 2016 and December 31, 2015. The increase in loans rated special mention between the periods presented above was mainly due to the NSBC Acquisition.

(6) Goodwill and Other Intangible Assets

The balance of goodwill and other intangible assets for the periods presented were as follows:

	March 31,	December 31,
	2016	2015
Goodwill	$696,600	$670,699
Other intangible assets:
Core deposits	$43,709	$45,794
Customer lists	9,156	7,959
Non-compete agreements	2,260	2,925
Trade name	20,500	20,500
Fair value of below market leases	165	189
Total other intangible assets	$75,790	$77,367

The increase in goodwill at March 31, 2016 compared to December 31, 2015 was due to the NSBC Acquisition. See Note 2. “Acquisitions” for additional information.

The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2016 was as follows:

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

Amortization expense
Remainder of 2016	$9,438
2017	8,838
2018	7,285
2019	6,074
2020	5,428
2021	5,022
Thereafter	13,205
Total	$55,290

(7) Deposits

Deposit balances at March 31, 2016 and December 31, 2015 were summarized as follows:

	March 31,	December 31,
	2016	2015
Non-interest bearing demand	$3,027,471	$2,936,981
Interest bearing demand	1,818,131	1,274,417
Savings	771,961	943,632
Money market	3,046,634	2,819,788
Certificates of deposit	664,425	605,189
Total deposits	$9,328,622	$8,580,007
Municipal deposits totaled $1,285,263 and $1,140,206 at March 31, 2016 and December 31, 2015, respectively. See Note 3. “Securities” for the amount of securities that were pledged as collateral for municipal deposits and other purposes.
Listed below are the Company’s brokered deposits:

	March 31,	December 31,
	2016	2015
Money market	$219,305	$258,007
Reciprocal CDARs [1]	96,962	64,131
CDARs one way	89,702	106,627
Total brokered deposits	$405,969	$428,765
1 Certificate of deposit account registry service.

(8) Borrowings

The Company’s borrowings and weighted average interest rates are summarized as follows for the periods presented:

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	March 31,		December 31,
	2016		2015
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB borrowings	$1,444,817	0.87%	$1,409,885	1.32%
Other borrowings (repurchase agreements)	23,571	0.57	16,566	0.55
Senior notes	98,996	5.98	98,893	5.98
Subordinated notes	108,124	5.47	—	—
Total borrowings	$1,675,508	1.46%	$1,525,344	1.61%
By remaining period to maturity:
Less than one year	$1,061,219	0.67%	$999,222	0.69%
One to two years	145,000	1.13	295,000	3.19
Two to three years	258,996	3.17	228,893	3.57
Three to four years	50,000	1.38	—	—
Four to five years	50,000	1.68	—	—
Greater than five years	110,293	5.46	2,229	4.92
Total borrowings	$1,675,508	1.46%	$1,525,344	1.61%

FHLB borrowings. As a member of the FHLB, the Bank may borrow up to a discounted percentage of the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of March 31, 2016 and December 31, 2015, the Bank had total residential mortgage and commercial real estate loans pledged after discount of $2,205,834 and $2,050,982, respectively. In addition to the pledged mortgages, the Bank had also pledged securities to secure borrowings, which are disclosed in Note 3. “Securities.” As of March 31, 2016, the Bank had unused borrowing capacity at the FHLB of $963,416 and may increase its borrowing capacity by pledging securities not required to be pledged for other purposes with a collateral value of approximately $1,005,295.

FHLB borrowings included $200,000 at December 31, 2015 that were putable quarterly at the discretion of the FHLB. These borrowings had a weighted average remaining term to the contractual maturity dates of approximately 1.31 years at December 31, 2015 and a weighted average interest rate of 4.23%. The Company redeemed these borrowings on March 31, 2016, together with $20,000 of other borrowings with an interest rate of 3.57%. The Company incurred a loss on extinguishment of debt associated with these repayments of $8,716, which is included in non-interest expense in the consolidated income statements.

Other borrowings (repurchase agreements). The Bank enters into sales of securities under agreements to repurchase. These repurchase agreements facilitate the needs of our customers and a portion of our secured short-term funding needs. Securities sold under agreements to repurchase at March 31, 2016 and December 31, 2015 are secured short-term borrowings that mature in one to 45 days and are generally renewed on a continuous basis. Repurchase agreements are stated at the amount of cash received in connection with these transactions. The securities pledged under these repurchase agreements fluctuate in value due to market conditions. The Bank is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.

Senior Notes. On July 2, 2013, the Company issued $100,000 principal amount of 5.50% fixed rate senior notes (the “Senior Notes”) through a private placement at a discount of 1.75%. The cost of issuance was $303, and at March 31, 2016 and December 31, 2015 the unamortized debt issuance costs were $1,004 and $1,107, respectively, which will be accreted to interest expense over the life of the Senior Notes, resulting in an effective yield of 5.98%. Interest is due semi-annually in arrears on January 2 and July 2 until maturity on July 2, 2018.

Subordinated Notes. On March 29, 2016, the Bank issued $110,000 principal amount of 5.25% fixed-to-floating rate subordinated notes (the “Subordinated Notes”) through a private placement at a discount of 1.25%. The cost of issuance was $500, and at March 31, 2016 the unamortized debt issuance costs were $1,876, which will be accreted to interest expense over the life of the subordinated notes, resulting in an effective yield of 5.47%. Interest is due semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2016, until April 1, 2021. From and including April 1, 2021, the subordinated notes will bear interest at a floating rate per annum equal to three-month LIBOR plus 3.937%, payable quarterly on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2021, through maturity on April 1, 2026 or earlier redemption. The subordinated notes are redeemable

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

by the Bank, in whole or in part, on April 1, 2021 and each interest payment date thereafter. The subordinated notes are redeemable in whole at any time upon certain specified events. The subordinated notes are unsecured, subordinated obligations of the Bank and are subordinated in right of payment to all of the Bank’s existing and future senior indebtedness, including claims of depositors and general creditors. The subordinated notes qualify as Tier 2 capital for regulatory purposes, see Note 15. “Stockholders’ Equity” for additional information.

Revolving line of credit. The Company has a $15,000 revolving line of credit facility (the “Credit Facility”) with a financial institution that matures on September 5, 2016. The balance was zero at March 31, 2016 and December 31, 2015. The use of proceeds are for general corporate purposes. The line and accrued interest is payable at maturity, and the Company is required to maintain a zero balance for at least 30 days during its term. Loans under the Credit Facility bear interest at one-month LIBOR plus 1.25%. Under the terms of the Credit Facility, the Company and the Bank must maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. The Company and the Bank were in compliance with all requirements of the Credit Facility at March 31, 2016.

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

The Company pledged investment securities with a fair value of $4,323 as of March 31, 2016 as collateral for the swaps with another financial institution. The Company may need to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

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

Summary information as of March 31, 2016 and December 31, 2015 regarding these derivatives is presented below:

	Notional amount	Average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
March 31, 2016
3rd party interest rate swap	$116,032	5.64	3.96%	1 m Libor + 2.19	$4,323
Customer interest rate swap	(116,032)	5.64	3.96	1 m Libor + 2.19	(4,323)
December 31, 2015
3rd party interest rate swap	87,094	5.44	4.09	1 m Libor + 2.15	1,839
Customer interest rate swap	(87,094)	5.44	4.09	1 m Libor + 2.15	(1,839)

The Company enters into various commitments to sell real estate loans into the secondary market. Such commitments are considered to be derivative financial instruments; however, the fair value of these commitments is not material.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

(10) Income Taxes

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory federal tax rate for the following reasons:

	For the three months ended
	March 31,
	2016	2015
Income before income tax expense	$36,009	$24,856
Tax at Federal statutory rate of 35%	12,603	8,700
State and local income taxes, net of Federal tax benefit	1,993	875
Tax-exempt interest, net of disallowed interest	(1,834)	(984)
Bank owned life insurance income	(445)	(251)
Non-deductible acquisition related costs	—	140
Low income housing tax credits	(54)	(54)
Other, net	(20)	(348)
Actual income tax expense	$12,243	$8,078
Effective income tax rate	34.0%	32.5%

Net deferred tax assets totaled $16,065 at March 31, 2016 and $31,079 at December 31, 2015. No valuation allowance was recorded against deferred tax assets at March 31, 2016 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of other non-interest expense. Such amounts were not material during the reported periods.

The Company is generally no longer subject to examination by Federal, state and local taxing authorities for fiscal years prior to September 30, 2012.
(11) Stock-Based Compensation

The Company has active stock-based compensation plans, as described below.

The Company’s stockholders approved the 2015 Omnibus Equity and Incentive Plan (the “2015 Plan”) on May 28, 2015. The 2015 Plan permits the grant of stock options, stock appreciation rights, restricted stock (both time-based and performance-based), restricted stock units, deferred stock and other stock-based awards. The total number of shares that may be awarded under the 2015 Plan is 2,800,000 shares plus the remaining shares available for grant under the 2014 Stock Incentive Plan (the “2014 Plan”). At March 31, 2016, there were 3,642,091 shares available for future grant under the 2015 Plan.

The Company’s stockholders approved the 2014 Plan. The approval of the 2015 Plan resulted in the termination of the 2014 Plan. Awards granted under the 2014 Plan that were outstanding as of May 28, 2015 will continue to be governed by the 2014 Plan document; however, no future grants will be made under the 2014 Plan.

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

In addition to the 2015 Plan and the 2014 Plan, the Company previously granted awards under its 2011 Employment Inducement Stock Program, which included options to purchase 107,526 shares of common stock and restricted stock awards covering 29,550 shares of common stock, both of which vested in four equal installments through July 2015.

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

The following table summarizes the activity in the Company’s active stock-based compensation plans for the three months ended March 31, 2016:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at January 1, 2016	4,125,665	726,800	$13.36	1,586,572	$10.95
Granted	(483,574)	483,574	14.21	—	—
Stock awards vested	—	(32,623)	—	—	—
Exercised	—	—	—	(79,031)	9.33
Forfeited	48,646	(4,650)	13.00	(32,312)	13.08
Canceled/expired	(48,646)	—	—	—	—
Balance at March 31, 2016	3,642,091	1,173,101	$14.08	1,475,229	$10.99
Exercisable at March 31, 2016				1,099,791	$10.35

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $7,289 and $6,137, respectively, at March 31, 2016.

The Company uses an option pricing model to estimate the grant date fair value of stock options granted. There were no stock options granted during the three months ended March 31, 2016. There were 15,000 stock options granted during the three months ended March 31, 2015. The weighted average estimated value per option granted was $2.08 for the three months ended March 31, 2015.

The fair value of options during the first quarter of 2015 granted was determined using the following weighted average assumptions as of the grant date:

For the three months
ended March 31,
2015
Risk-free interest rate	1.9%
Expected stock price volatility	20.9
Dividend yield (1)	3.1
Expected term in years	5.76
(1) Represents the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense associated with stock options and non-vested stock awards and the related income tax benefit is presented below:

	For the three months
	ended March 31,
	2016	2015
Stock options	$126	$281
Non-vested stock awards/performance units	1,414	828
Total	$1,540	$1,109
Income tax benefit	524	377
Proceeds from stock option exercises	546	2,758

Unrecognized stock-based compensation expense as of March 31, 2016 was as follows:

March 31, 2016
Stock options	$503
Non-vested stock awards/performance units	12,848
Total	$13,351

The weighted average period over which unrecognized stock options expense is expected to be recognized is 1.34 years. The weighted average period over which unrecognized non-vested stock awards/performance units expense is expected to be recognized is 2.29 years.

(12) Pension and Other Post Retirement Plans

Net pension expense (benefit) and post-retirement expense (benefit) is comprised of the following for the periods presented below:

	Pension plan		Other post retirement plans
	For the three months ended		For the three months ended
	March 31,		March 31,
	2016	2015	2016	2015
Service cost	$—	$—	$—	$2
Interest cost	—	589	104	94
Expected return on plan assets	—	(729)	—	—
Net amortization and deferral	—	91	12	40
Total pension expense (benefit) and other post-retirement expense	$—	$(49)	$116	$136

Net pension expense (benefit) and post-retirement expense is included as a component of compensation and benefits in the consolidated income statements.

The Company incurred no pension plan expense in the three months ended March 31, 2016, as the Company terminated the Sterling National Bank / Sterling Bancorp Defined Benefit Pension Plan (the “Plan”) in October 2015. After settlement of all Plan obligations, a pension reversion asset of $11,642 and $11,442 (recorded in other assets in the consolidated balance sheets) at March 31, 2016 and December 31, 2015, respectively, will be held in custody by the Company’s 401(k) plan custodian and will be charged to earnings over the next five to seven years as it is distributed to employees under qualified compensation and benefit programs.

The Company’s other post retirement plans include a non-qualified Supplemental Executive Retirement Plan (“SERP”) that provides certain officers and executives with supplemental retirement benefits. The Company contributed $30 and $26 to fund SERP benefits during the three months ended March 31, 2016 and 2015, respectively. Total post retirement plan liabilities were $11,819 and $11,733 at March 31, 2016 and December 31, 2015, respectively, and are included in other liabilities in the consolidated balance sheets.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

(13) Other Non-interest Expense

Other non-interest expense items for the three months ended March 31, 2016 and 2015, respectively, are presented in the following table. Components exceeding 1% of the aggregate of total net interest income and total non-interest income are presented separately.

	For the three months ended
	March 31,
	2016	2015
Other non-interest expense:
Professional fees	$2,471	$1,915
Data and check processing	1,754	2,148
Insurance & surety bond premium	785	648
Charge for asset write-downs	2,485	—
Other	5,720	5,111
Total other non-interest expense	$13,215	$9,822

(14) Earnings Per Common Share

The following is a summary of the calculation of earnings per share (“EPS”):

	For the three months ended
	March 31,
	2016	2015
Net income	$23,766	$16,778
Weighted average common shares outstanding for computation of basic EPS	129,974,025	87,839,029
Common-equivalent shares due to the dilutive effect of stock options and unvested performance share grants(1)	526,950	413,739
Weighted average common shares for computation of diluted EPS	130,500,975	88,252,768
Earnings per common share:
Basic	$0.18	$0.19
Diluted	0.18	0.19
Weighted average common shares that could be exercised that were anti-dilutive for the period(2)	—	112,891
(1) Represents incremental shares computed using the treasury stock method.
(2) Anti-dilutive shares are not included in determining diluted earnings per share; there were no anti-dilutive shares in the three months ended March 31, 2016.
(15) Stockholders’ Equity

(a) Regulatory Capital Requirements
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

The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital (as defined in the regulations), Tier 1 capital (as defined in the regulations) and Total capital (as defined in the regulations) to risk-weighted assets (as defined, “RWA”), and of Tier 1 capital to adjusted quarterly average assets (as defined in the regulation) (the “Tier 1 leverage ratio”).

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

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital (as defined in the regulations) for both the Bank and the Company includes a permissible portion of the allowance for loan losses and $108,124 and $95,661 of the Subordinated Notes, respectively. During the final five years of the term of the Subordinated Notes the permissible portion eligible for inclusion in Tier 2 capital decreases by 20% annually. See Note 8. “Borrowings.”

The Common Equity Tier 1, Tier 1 and Total capital ratios are calculated by dividing the respective capital amounts by RWA. RWA is calculated based on regulatory requirements and includes total assets, excluding goodwill and other intangible assets, allocated by risk weight category, and certain off-balance-sheet items, among other things.

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

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and is being phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank.

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

The following tables presents actual and required capital ratios as of March 31, 2016 and December 31, 2015 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2016 and December 31, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	Actual		Minimum capital required - Basel III phase-in schedule		Minimum capital required - Basel III fully phased-in		Required to be considered well capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
March 31, 2016
Common equity tier 1 to RWA:
Sterling National Bank	$1,032,118	10.89%	$486,060	5.125%	$663,240	7.00%	$615,865	6.50%
Sterling Bancorp	970,224	10.24	486,244	5.125	663,492	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	1,032,118	10.89%	628,183	6.625%	805,362	8.50%	757,988	8.00%
Sterling Bancorp	970,224	10.24	628,421	6.625	805,668	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	1,193,805	12.60%	817,680	8.625%	994,859	10.50%	947,485	10.00%
Sterling Bancorp	1,119,448	11.81	817,990	8.625	995,237	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	1,032,118	9.16	450,703	4.000	450,703	4.00	563,379	5.00%
Sterling Bancorp	970,224	8.60	451,378	4.000	451,378	4.00	N/A	N/A

	Actual		Minimum capital required - Basel III phase-in schedule		Minimum capital required - Basel III fully phased-in		Required to be considered well capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2015
Common equity tier 1 to RWA:
Sterling National Bank	$1,053,527	11.45%	$413,951	4.50%	$643,923	7.00%	$597,929	6.50%
Sterling Bancorp	988,174	10.74	414,047	4.50	644,073	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	1,053,527	11.45%	551,934	6.00%	781,907	8.50%	735,912	8.00%
Sterling Bancorp	988,174	10.74	552,063	6.00	782,089	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	1,104,221	12.00%	735,912	8.00%	965,885	10.50%	919,891	10.00%
Sterling Bancorp	1,038,868	11.29	736,084	8.00	966,110	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	1,053,527	9.65%	436,678	4.00%	436,678	4.00%	545,848	5.00%
Sterling Bancorp	988,174	9.03	437,629	4.00	437,629	4.00	N/A	N/A

The Bank and the Company are subject to the regulatory capital requirements administered by the Federal Reserve, and, for the Bank, the Office of the Comptroller of the Currency. Regulatory authorities can initiate certain mandatory actions if the Bank or the Company fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. As of March 31, 2016, management believes that the Bank and the Company meet all capital adequacy requirements to which they are subject.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

(b) Dividend Restrictions
The Company is mainly dependent upon dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that fiscal year combined with the retained net profits for the preceding two fiscal years. Under the foregoing dividend restrictions and while maintaining its “well-capitalized” status, at March 31, 2016, the Bank had capacity to pay aggregate dividends of up to $66,516 to the Company without prior regulatory approval.

(c) Capital Raise
On February 11, 2015, the Company completed a public offering of 6.9 million shares of common stock at an offering price of $13.00 per share for gross proceeds of approximately $89,700, and net proceeds, after underwriting discounts, commissions and other costs of issuance, of $85,059.

(d) Stock Repurchase Plans
From time to time, the Company’s board of directors has authorized stock repurchase plans. The Company has 776,713 shares that are available to be purchased under a previously announced stock repurchase program. There were no shares repurchased under the repurchase program during the three months ended March 31, 2016 or March 31, 2015.

(e) Liquidation Rights
Upon completion of a second-step conversion in January 2004, the Bank established a special “liquidation account” in accordance with Office of the Comptroller of the Currency regulations. The account was established for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders (as defined in the plan of conversion) in an amount equal to the greater of (i) the Mutual Holding Company’s (as defined in the plan of conversion) ownership interest in the retained earnings of the Bank as of the date of its latest balance sheet contained in the prospectus; or (ii) the retained earnings of the Bank at the time that the Bank reorganized into the Mutual Holding Company in 1999. Each Eligible Account Holder and Supplemental Eligible Account Holder that continues to maintain his or her deposit account at the Bank would be entitled, in the event of a complete liquidation of the Bank, to a pro rata interest in the liquidation account prior to any payment to the stockholders of the Company. The liquidation account is reduced annually on September 30 to the extent that Eligible Account Holders and Supplemental Eligible Account Holders have reduced their qualifying deposits as of each anniversary date. At March 31, 2016, the liquidation account had a balance of $13,300. Subsequent increases in deposits do not restore such account holder’s interest in the liquidation account. The Bank may not pay cash dividends or make other capital distributions if the effect thereof would reduce its stockholders’ equity below the amount of the liquidation account.

(f) Impact of HVB Merger
On June 30, 2015, the Company completed the HVB Merger. In connection with the HVB Merger, the Company issued 38.5 million common shares to HVHC shareholders, which resulted in an increase of $563,613 in stockholders’ equity.

(16) Commitments and Contingencies

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

The contractual or notional amounts of these instruments, which reflect the extent of the Company’s involvement in particular classes of off-balance sheet financial instruments, are summarized as follows:

	March 31,	December 31,
	2016	2015
Loan origination commitments	$234,023	$269,636
Unused lines of credit	749,028	660,915
Letters of credit	114,969	102,930

(b) Lease Commitments
The Company leases certain premises and equipment under operating leases with terms expiring through January 2034. Included in occupancy and office operations expense was net rent expense of $3,522 and $1,577 during the three months ended March 31, 2016 and 2015, respectively. Future minimum lease payments due under non-cancelable operating leases at March 31, 2016 were as follows:

Remainder of 2016	$8,618
2017	10,724
2018	9,546
2019	7,310
2020	5,955
2021	5,521
2022 and thereafter	22,270
$69,944

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

There can be no assurance as to the ultimate outcome of a legal proceeding; however, the Company and the Bank have generally denied liability in all significant litigation pending against them and intend to defend vigorously each case, other than matters thata are determined appropriate to be settled. The Company and the Bank accrue a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims.

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

In general, fair value is based on quoted market prices, when available. If quoted market prices in active markets are not available, fair value is based on internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates; therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincide with the Company’s monthly and/or quarterly valuation process.

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

As of March 31, 2016, we do not believe any of our securities are OTTI; however, we review all of our securities on at least a quarterly basis to assess whether impairment, if any, is OTTI.

Derivatives
The fair values of derivatives are based on valuation models using current market terms (including interest rates and fees), the remaining terms of the agreements and the creditworthiness of the counterparty as of the measurement date (Level 2 inputs). The Company’s derivatives consist of interest rate swaps. See Note 9. “Derivatives” for additional information.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

Commitments to Sell Real Estate Loans
The Company enters into various commitments to sell real estate loans in the secondary market. Such commitments are considered to be derivative financial instruments and if material, are carried at estimated fair value on the consolidated balance sheets. The estimated fair values of these commitments were generally calculated by reference to quoted prices in secondary markets for commitments to sell to certain government sponsored agencies. The fair values of these commitments generally result in a Level 2 classification and are not material.

A summary of assets and liabilities at March 31, 2016 measured at estimated fair value on a recurring basis is as follows:

	March 31, 2016
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$1,416,951	$—	$1,416,951	$—
CMO(1)/Other MBS	74,672	—	74,672	—
Total residential MBS	1,491,623	—	1,491,623	—
Other securities:
Federal agencies	83,710	—	83,710	—
Corporate	87,179	—	87,179	—
State and municipal	223,517	—	223,517	—
Other	8,791	—	8,791	—
Total other securities	403,197	—	403,197	—
Total available for sale securities	1,894,820	—	1,894,820	—
Swaps	4,323	—	4,323	—
Total assets	$1,899,143	$—	$1,899,143	$—
Liabilities:
Swaps	$4,323	$—	$4,323	$—
Total liabilities	$4,323	$—	$4,323	$—

(1)  Collateralized Mortgage Obligations (“CMOs”) are debt securities that are collateralized by a specific pool of residential mortgage loans, in which the issuer of the CMOs can direct the payments of principal and interest received on the underlying collateral to achieve specific investor cash flow objectives.  The Bank generally acquires planned-amortization class securities and CMOs with a sequential pay structure in order to manage the duration and extension risk inherent in these securities.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

A summary of assets and liabilities at December 31, 2015 measured at estimated fair value on a recurring basis is as follows:

	December 31, 2015
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$1,217,862	$—	$1,217,862	$—
CMO/Other MBS	78,373	—	78,373	—
Total residential MBS	1,296,235	—	1,296,235	—
Federal agencies	84,267	—	84,267	—
Corporate bonds	314,188	—	314,188	—
State and municipal	189,035	—	189,035	—
Trust preferred	28,517	—	28,517	—
Other	8,790	—	8,790	—
Total investment securities available for sale	624,797	—	624,797	—
Total available for sale securities	1,921,032	—	1,921,032	—
Swaps	1,839	—	1,839	—
Total assets	$1,922,871	$—	$1,922,871	$—
Liabilities:
Swaps	$1,839	$—	$1,839	$—
Total liabilities	$1,839	$—	$1,839	$—

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

The Company may record adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. These adjustments also include certain impairment amounts for collateral dependent loans calculated in accordance with FASB ASC Topic 310 – Receivables when establishing the allowance for loan losses. Impairment amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated impairment amount applicable to that loan does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable by market participants. However, due to the substantial judgment applied and limited volume of activity as compared to other assets, fair value is based on Level 3 inputs. Estimates of fair value used for collateral supporting commercial loans generally are based on assumptions not observable in the market place and are also based on Level 3 inputs. Impaired loans are evaluated on at least a quarterly basis for additional impairment and their carrying values are adjusted as needed. Loans subject to non-recurring fair value measurements were $55,367 and $29,330 at March 31, 2016 and March 31, 2015, respectively. Changes in fair value recognized as a charge-off on loans held by the Company were $0 and $280 for the three months ended March 31, 2016 and 2015, respectively.

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

A summary of the two classes with impaired loans at March 31, 2016 measured at estimated fair value on a non-recurring basis is the following:

	March 31, 2016
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
C&I	$71	$—	$—	$71
Commercial real estate	3,030	—	—	3,030
Total impaired loans measured at fair value	$3,101	$—	$—	$3,101

A summary of the class of impaired loans at December 31, 2015 measured at estimated fair value on a non-recurring basis is the following:

	December 31, 2015
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial real estate	$3,218	$—	$—	$3,218
Total impaired loans measured at fair value	$3,218	$—	$—	$3,218

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

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing rights. In accordance with FASB ASC Topic 860 - Transfers and Servicing, the Company must record impairment charges on a non-recurring basis, when the carrying value exceeds the estimated fair value. To estimate the fair value of servicing rights, the Company utilizes a third-party valuation provider, which on a quarterly basis, considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights. Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds. The determination of fair value of servicing rights relies upon Level 3 inputs. The fair value of mortgage servicing rights at March 31, 2016 and December 31, 2015 were $1,115 and $1,204, respectively.

Assets Taken in Foreclosure of Defaulted Loans
Assets taken in foreclosure of defaulted loans are initially recorded at fair value less costs to sell when acquired, which establishes a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less costs to sell and are primarily comprised of commercial and residential real estate property and, upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset. The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the market place. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between comparable sales and income data available. The fair value is derived using Level 3 inputs. Appraisals are reviewed by the Company’s credit department, external loan review consultant and verified by officers in the Company’s credit administration area. Assets taken in foreclosure of defaulted loans and facilities held for sale subject to non-recurring fair value measurement were $14,527 and $14,614 at March 31, 2016 and December 31, 2015, respectively. There were $165 and $0 of write-downs related to changes in fair value for those foreclosed assets held by the Company during the three months ended March 31, 2016 and March 31, 2015, respectively.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

Significant Unobservable Inputs to Level 3 Measurements
The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets at March 31, 2016:

Non-recurring fair value measurements	Fair value	Valuation technique	Unobservable input / assumptions	Range (1) (weighted average)
Impaired loans:
C&I	$71	Appraisal	Adjustments for comparable properties	10.0% -25.0% (14.4%)
Commercial real estate	$3,030	Appraisal	Adjustments for comparable properties	22.0% (22.0%)
Assets taken in foreclosure:
Residential mortgage	2,355	Appraisal	Adjustments by management to reflect current conditions/selling costs	10.0% - 22.0% (21.6%)
Commercial real estate(2)	7,411	Appraisal	Adjustments by management to reflect current conditions/selling costs	10.0% - 22.0% (22.0%)
ADC	4,427	Appraisal	Adjustments by management to reflect current conditions/selling costs	10.0% - 22.0% (22.0%)
Mortgage servicing rights	1,115	Third-party	Discount rates	8.5% - 11.5% (9.8%)
		Third-party	Prepayment speeds	100 - 418 (208)
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

Fair Values of Financial Instruments
FASB Codification Topic 825 - Financial Instruments requires disclosure of fair value information for those financial instruments for which it is practicable to estimate fair value, whether or not such financial instruments are recognized in the consolidated financial statements for interim and annual periods. Fair value is the amount for which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

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

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of March 31, 2016:

	March 31, 2016
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$486,730	$486,730	$—	$—
Securities available for sale	1,894,820	—	1,894,820	—
Securities held to maturity	952,922	—	973,826	—
Portfolio loans, net	8,233,149	—	—	8,290,596
Loans held for sale	27,237	—	27,237	—
Accrued interest receivable on securities	11,937	—	11,937	—
Accrued interest receivable on loans	21,455	—	—	21,455
FHLB stock and FRB stock	118,330	—	—	—
Swaps	4,323	—	4,323	—
Financial liabilities:
Non-maturity deposits	(8,664,197)	(8,664,197)	—	—
Certificates of deposit	(664,425)	—	(664,670)	—
FHLB borrowings	(1,444,817)	—	(1,446,146)	—
Other borrowings	(23,571)	—	(23,571)	—
Senior notes	(98,996)	—	(104,134)	—
Subordinated notes	(108,124)	—	(109,693)	—
Mortgage escrow funds	(14,972)	—	(14,969)	—
Accrued interest payable on deposits	(495)	—	(495)	—
Accrued interest payable on borrowings	(2,376)	—	(2,376)	—
Swaps	(4,323)	—	(4,323)	—

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of December 31, 2015:

	December 31, 2015
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$229,513	$229,513	$—	$—
Securities available for sale	1,921,032	—	1,921,032	—
Securities held to maturity	722,791	—	734,079	—
Portfolio loans, net	7,809,215	—	—	7,876,064
Loans held for sale	34,110	—	34,110	—
Accrued interest receivable on securities	11,329	—	11,329	—
Accrued interest receivable on loans	20,202	—	—	20,202
FHLB stock and FRB stock	116,758	—	—	—
Swaps	1,839	—	1,839	—
Financial liabilities:
Non-maturity deposits	(7,974,817)	(7,974,817)	—	—
Certificates of deposit	(605,190)	—	(603,634)	—
FHLB borrowings	(1,409,885)	—	(1,418,155)	—
Other borrowings	(16,566)	—	(16,430)	—
Senior notes	(98,893)	—	(105,088)	—
Mortgage escrow funds	(13,778)	—	(13,775)	—
Accrued interest payable on deposits	(783)	—	(783)	—
Accrued interest payable on borrowings	(4,490)	—	(4,490)	—
Swaps	(1,839)	—	(1,839)	—

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

Deposits and Mortgage Escrow Funds
In accordance with FASB Codification Topic 825 - Financial Instruments, deposits with no stated maturity (such as demand, money market and saving deposits) are assigned fair values equal to the carrying amounts payable on demand. Certificates of deposit and mortgage escrow funds are segregated by account type and original term, and fair values are estimated by discounting the contractual cash flows. The discount rate for each account grouping is equivalent to the current market rates for deposits of similar type and maturity.

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

FHLB Borrowings, Other borrowings, Senior notes and Subordinated notes
The estimated fair value approximates carrying value for short-term borrowings. The fair value of long-term fixed-rate borrowings is estimated using quoted market prices, if available, or by discounting future cash flows using current interest rates for similar financial instruments.

Other Financial Instruments
Other financial assets and liabilities listed in the table above have estimated fair values that approximate their respective carrying amounts because the instruments are payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk.

The fair values of the Company’s off-balance sheet financial instruments described in the “Off-Balance Sheet Financial Instruments” section of Note 16. “Commitments and Contingencies” were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the creditworthiness of the counterparties. At March 31, 2016 and December 31, 2015, the estimated fair value of these instruments approximated the related carrying amounts, which were not material.

Accrued Interest Receivable/Payable
The carrying amounts of accrued interest approximate fair value and are classified in accordance with the related instrument.

(18) Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) (“AOCI”) were as follows as of the dates shown below:

	March 31,	December 31,
	2016	2015
Net unrealized holding gain (loss) on available for sale securities	$15,066	$(12,172)
Related income tax (expense) benefit	(5,951)	5,173
Available for sale securities AOCI, net of tax	9,115	(6,999)
Net unrealized holding loss on securities transferred to held to maturity	(6,942)	(7,226)
Related income tax benefit	2,742	3,071
Securities transferred to held to maturity AOCI, net of tax	(4,200)	(4,155)
Net unrealized holding loss on retirement plans	(1,250)	(1,687)
Related income tax benefit	494	717
Retirement plans AOCI, net of tax	(756)	(970)
AOCI	$4,159	$(12,124)

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table presents the changes in each component of AOCI for the three months ended March 31, 2016 and 2015:

	Net unrealized holding gain (loss) on available for sale securities	Net unrealized holding gain (loss) on securities transferred to held to maturity	Net unrealized holding (loss) gain on retirement plans	Total
The three months ended March 31, 2016
Balance beginning of the period	$(6,999)	$(4,155)	$(970)	$(12,124)
Other comprehensive gain before reclassification	16,285	—	—	16,285
Amounts reclassified from AOCI	(171)	(45)	214	(2)
Total other comprehensive income	16,114	(45)	214	16,283
Balance at end of period	$9,115	$(4,200)	$(756)	$4,159
The three months ended March 31, 2015
Balance beginning of the period	$1,297	$(4,967)	$(6,581)	$(10,251)
Other comprehensive gain before reclassification	4,203	—	—	4,203
Amounts reclassified from AOCI	882	310	117	1,309
Total other comprehensive income	5,085	310	117	5,512
Balance at end of period	$6,382	$(4,657)	$(6,464)	$(4,739)
Location in statement of operations where reclassification from AOCI is included	Net (loss) gain on sale of securities	Interest income on securities	Compensation and benefits expense

(19) Recently Issued Accounting Standards Not Yet Adopted

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, the FASB recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. We are currently evaluating the potential impact of ASU 2014-09 on our consolidated financial statements.

ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 implements changes to both the variable interest consolidation model and the voting interest consolidation model. ASU 2015-02 (i) eliminates certain criteria that must be met when determining whether or not fees paid to a decision maker or service provider represent a variable interest; (ii) amends the criteria for determining whether a limited partnership is a variable interest entity; and (iii)  eliminates the presumption that a general partner controls a limited partnership in the voting model. ASU 2015-02 became effective for us on January 1, 2016 and did not have a material impact on our consolidated financial statements.

ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 became effective for the us on January 1, 2016, and did not have a material impact on our consolidated financial statements.

ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 addresses accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service; (ii) platform as a service; (iii) infrastructure as a service; and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 became effective for us on January 1, 2016 and did not have a material impact on our consolidated financial statements.

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

ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.”  ASU 2015-16 requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date. The portion of the amount recorded in current-period earnings would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 became effective for us on January 1, 2016 and did not have a material impact on our financial statements.

ASU 2016-02,“Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-2 will be effective for us on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the potential impact of ASU 2016-02 on our financial statements and our regulatory capital ratios.

ASU 2016-05, “Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 will be effective for us on January 1, 2017 and is not expected to have a significant impact on our financial statements.

ASU 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 simplifies the transition to the equity method of accounting by eliminating retroactive adjustment of the investment when an investment qualifies for use of the equity method, among other things. ASU 2016-07 will be effective for us on January 1, 2017 and is not expected to have a significant impact on our financial statements.

ASU 2016-08, ”Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 was issued to clarify certain principal versus agent considerations within the implementation guidance of ASC Topic 606, “Revenue from Contracts with Customers.” The effective date and transition of ASU 2016-08 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),”as discussed above. We are currently evaluating the potential impact of ASU 2016-08 on our financial statements.

ASU 2016-09, ”Compensation - Stock compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 will be effective on January 1, 2017 and is not expected to have a significant impact on our financial statements.

ASU No. 2016-10,  ”Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.”ASU 2016-10 was issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above. We are currently evaluating the potential impact of ASU 2016-10 on our financial statements.

STERLING BANCORP AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Sterling Bancorp (for purposes of this Item 2, “we,” “our” and “us”) makes statements in this report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses and/or other financial, business or strategic matters regarding or affecting us that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “outlook,” “target,” “estimate,” “forecast,” “project,” by future conditional verbs such as “will,” “should,” “would,” “could” or “may,” or by variations of such words or by similar expressions. These statements are not historical facts, but instead represent our current expectations, plans or forecasts and are based on the beliefs and assumptions of management and the information available to management at the time that these disclosures were prepared.

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

The factors described herein in Part II. Item 1A. Risk Factors and in our 2015 Form 10-K under Item 1A, Risk Factors, or otherwise described in our filings with the SEC, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations expressed in our forward-looking statements, including but not limited to:

•
our ability to successfully implement growth, to increase revenues faster than we grow expenses, other strategic initiatives and to integrate and fully realize cost savings and other benefits we estimate in connection with acquisitions;

•	a deterioration in general economic conditions, either nationally, internationally, or in our market areas, including extended declines in the real estate market and constrained financial markets;

•
as a result of the HVB Merger, the Bank’s total assets exceed $10 billion, which makes the Bank subject to regulatory oversight by the Consumer Financial Protection Bureau and the Bank will also become subject to provisions of the Durbin Amendment as of June 30, 2016, which will impact the Bank’s debit card interchange fees;

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

•	our ability to manage changes in market interest rates which could adversely affect our financial condition and results of operations;

•	our use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	the effects of and changes in laws and regulations (including laws and regulations concerning banking and taxes) with which we and the Bank must comply; and

•	our success at managing the risks involved in the foregoing and managing our business.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

The following commentary presents management’s discussion and analysis of financial condition and results of operations and is intended to assist the reader in understanding our financial condition and results of operations. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes included in Part I, Item 1 of this report and with our audited consolidated financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2015 Form 10-K. Operating results discussed herein are not necessarily indicative of the results of any future period.

Tax-equivalent adjustments are the result of increasing income from tax-exempt securities by an amount equal to the federal taxes that would be paid if the income were fully taxable based on a 35.0% marginal effective income tax rate.

Dollar amounts in tables and the accompanying discussion that follows are stated in thousands, except for share and per share amounts and ratios.

STERLING BANCORP AND SUBSIDIARIES

Overview and Management Strategy
We, through our principal subsidiary, the Bank, specialize in the delivery of service and solutions to business owners, their families and consumers within the communities we serve through teams of dedicated and experienced relationship managers. The Bank offers a complete line of commercial, business and consumer banking products and services. Our financial condition and results of operations are discussed herein on a consolidated basis with the Bank and certain other subsidiaries. References to we, our or us include the Bank, depending on the context.

We focus our efforts on generating core deposit relationships, and originating high quality commercial, commercial mortgage, residential mortgage and consumer loans, mainly for our held-for-investment portfolio. We also utilize excess funding to purchase and hold investment securities. Our ability to gather low cost, core deposits allows us to compete for and originate loans at an interest rate spread over our cost of funding and generate attractive risk-adjusted returns. Our strategic objectives include generating sustainable growth in revenues and earnings by increasing new client acquisitions, expanding existing client relationships, improving asset quality and increasing operating efficiency. To achieve these goals, we are focusing on specific target markets, which include small and middle market commercial clients and consumer clients, expanding our delivery and distribution channels, creating a high productivity performance culture, controlling our operating costs and proactively managing enterprise risk. Our goal is to create a full service commercial bank that achieves top-tier performance on return on equity, return on assets and growth in earnings per share.

The Bank targets the following geographic markets: (i) the New York Metro Market, which includes Manhattan, the boroughs and Long Island; and (ii) the New York Suburban Market, which consists of Rockland, Orange, Sullivan, Ulster, Putnam, and Westchester counties in New York and Bergen County, New Jersey. Our specialty lending businesses, which include asset-based lending, factoring, payroll finance, equipment financing, residential mortgage warehouse lending, residential mortgage banking and public sector finance also generate loans and deposits in other markets across the United States. We believe the Bank operates in an attractive footprint that presents us with significant opportunities to execute our strategy.

As of March 31, 2016, we had 29 commercial relationship teams and 48 financial centers. During the three months ended March 31, 2016, we continued our financial center consolidation strategy and exited four locations. We intend to consolidate five additional locations in the second quarter of 2016 and re-allocate a portion of the capital and resource savings from these consolidations to continue recruiting and hiring new commercial banking teams and to execute our differentiated, single point of contact distribution strategy to our core target of small and middle market commercial and consumer clients. We anticipate we will continue to grow our number of commercial relationship teams by three to five teams annually and will continue to reduce our financial center locations through additional consolidations.

Recent Developments
On March 29, 2016, the Bank issued $110,000 principal amount of 5.25% fixed-to-floating rate subordinated notes through a private placement at a discount of 1.25%. The cost of issuance was $500, and at March 31, 2016 the unamortized discount was $1,876, which will be accreted to interest expense over the life of the subordinated notes, resulting in an effective yield of 5.47%. Interest is due semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2016, until April 1, 2021. From and including April 1, 2021, the subordinated notes will bear interest at a floating rate per annum equal to three-month LIBOR plus 3.937%, payable quarterly on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2021, through maturity on April 1, 2026 or earlier redemption. The subordinated notes are redeemable by the Bank, in whole or in part, on April 1, 2021 and each interest payment date thereafter as well as in whole at any time upon certain specified events. The subordinated notes are unsecured, subordinated obligations of the Bank and are subordinated in right of payment to all of the Bank’s existing and future senior indebtedness, including claims of depositors and general creditors. The subordinated notes qualify as Tier 2 capital for regulatory purposes; see Note 15. “Stockholders’ Equity” for additional information.

On March 31, 2016, we completed the NSBC Acquisition. The NSBC Acquisition is consistent with our strategy of expanding our specialty commercial lending businesses and doubled the size of our asset-based lending portfolio to $629,796 in loans outstanding. The transaction meets all of our acquisition criteria; (i) it is expected to be accretive to earnings per share; (ii) has an estimated internal rate of return of greater than 20%; and (iii) a tangible book value earn-back period of less than 2.5 years. In addition, all of the loans are floating rate and yield over 5.00%. We will continue to evaluate potential acquisitions of specialty commercial lending businesses and loan portfolios that complement our existing businesses.

On March 31, 2016, we redeemed $220,000 of fixed rate FHLB borrowings with a weighted average rate of 4.17%. As a result of consistent growth in our short-term floating rate asset classes, which was further accelerated by the NSBC acquisition, we have substantially increased the asset sensitivity of our balance sheet. To manage our asset and liability position, we repaid these fixed rate advances and replaced them with deposits and short-term and overnight FHLB borrowings, which we believe will provde us with greater balance sheet flexibility in the current interest rate environment. We incurred a charge on extinguishment of debt associated with these repayments of $8,716, which is included in non-interest expense in the consolidated income statements.

STERLING BANCORP AND SUBSIDIARIES

Results for the first quarter of 2016 reflect the ongoing execution of our strategy and the positive impact the integration of the HVB Merger has had on our operating efficiency. During the quarter, our core operating efficiency ratio was 48.9%, which represented an improvement of 750 basis points relative to the quarter ended March 31, 2015. Core operating efficiency ratio is a Non-GAAP Financial Measure that is reconciled on page 70. We anticipate we will continue to identify and implement additional operating efficiencies in future periods including the potential consolidation of additional financial centers and other locations.

Critical Accounting Policies
Our accounting and reporting policies are prepared in accordance with GAAP and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates. We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain; and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting policies related to the allowance for loan losses, business combinations, goodwill, trade names and other intangible assets, deferred income taxes, and interest income are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. For additional information regarding critical accounting policies, refer to Note 1. “Basis of Financial Presdntation and Summary of Significant Accounting Policies” in the notes to consolidated financial statements and the sections captioned “Critical Accounting Policies” and “Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2015 Form 10-K. There have been no significant changes in our application of critical accounting policies this quarter.

STERLING BANCORP AND SUBSIDIARIES

Selected financial condition data, income statement data, per share data, performance ratios, capital ratios, and asset quality data and ratios for the comparable periods were as follows:

	At or for the three months ended March 31,
Selected financial condition data	2016	2015
End of Period Balances:
Total assets	$12,865,356	$7,727,515
Tangible assets [1]	12,092,966	7,274,817
Securities available for sale	1,894,820	1,214,404
Securities held to maturity	952,922	585,633
Portfolio loans	8,286,163	4,938,906
Goodwill	696,600	400,941
Other intangibles	75,790	51,757
Deposits	9,328,622	5,555,946
Municipal deposits (included above)	1,285,263	1,013,835
Borrowings	1,675,508	980,978
Stockholders’ equity	1,698,133	1,080,543
Tangible equity [1]	925,743	627,845
Quarterly Average Balances:
Total assets	12,001,370	7,438,314
Tangible assets [1]	11,253,958	6,999,344
Loans, gross:
Residential mortgage	755,564	531,421
Commercial real estate	3,587,341	1,908,582
Traditional commercial and industrial	1,381,107	898,839
Asset based lending	304,779	296,409
Payroll finance	192,428	158,493
Warehouse lending	248,831	157,038
Factored receivables	181,974	134,105
Equipment financing	616,995	423,510
Total commercial & industrial	2,926,114	2,068,394
ADC	179,517	95,567
Consumer	297,028	200,504
Loans, total [2]	7,745,564	4,804,468
Interest bearing cash and cash equivalents	296,668	113,152
Securities (taxable)	2,139,547	1,379,861
Securities (non-taxable)	593,777	386,326
Total earning assets	10,880,356	6,736,422
Deposits:
Non-interest bearing demand	3,009,085	1,503,692
Interest bearing demand	1,607,227	775,714
Savings (including mortgage escrow funds)	814,485	766,448
Money market	2,866,666	1,851,839
Certificates of deposit	619,154	452,594
Total deposits and mortgage escrow	8,916,617	5,350,287
Borrowings	1,274,605	955,677
Stockholders’ equity	1,686,274	1,031,809
Tangible equity [1]	938,862	592,839
See legend on following page.

STERLING BANCORP AND SUBSIDIARIES

	At or for the three months ended March 31,
Per Share Data:	2016	2015
Basic earnings per share	$0.18	$0.19
Diluted earnings per share	0.18	0.19
Core earnings per share [1]	0.25	0.21
Dividends declared per share	0.07	0.07
Tangible book value per share [1]	7.09	6.89
Shares of common stock outstanding	130,548,989	91,121,531
Basic weighted average common shares outstanding	129,974,025	87,839,029
Diluted weighted average common shares outstanding	130,500,975	88,252,768
Performance Ratios (annualized):
Return on average assets	0.80%	0.91%
Return on average equity	5.67	6.59
Return on average tangible assets [1]	0.85	0.97
Return on average tangible equity [1]	10.18	11.48
Core return on average tangible assets [1]	1.15	1.07
Core return on average tangible equity [1]	13.78	12.66
Core operating efficiency [1]	48.88	56.38
Analysis of Net Interest Income:
Yield on loans	4.62%	4.66%
Yield on investment securities - tax equivalent [3]	2.65	2.79
Yield on interest earning assets - tax equivalent [3]	4.00	4.11
Cost of total deposits	0.29	0.23
Cost of borrowings	1.92	2.00
Cost of interest bearing liabilities	0.70	0.66
Net interest rate spread - tax equivalent basis [3]	3.30	3.45
Net interest margin - GAAP basis	3.46	3.45
Net interest margin - tax equivalent basis [3]	3.53	3.64
Capital Ratios:
Tier 1 leverage ratio - Company	8.61%	9.55%
Tier 1 leverage ratio - Bank only	9.16	10.53
Tier 1 risk-based capital ratio- Company	10.24	10.74
Tier 1 risk-based capital ratio - Bank only	10.89	12.92
Total risk-based capital ratio - Company	11.81	11.29
Total risk-based capital ratio - Bank only	12.60	13.68
Tangible equity to tangible assets - Company [1]	7.66	8.63
_________________________

[1]	See a reconciliation of non-GAAP financial measures beginning on page 69.

[2]	Includes loans held for sale but excludes the allowance for loan losses.
3 Tax equivalent adjustment represents interest income earned on municipal securities divided by the applicable Federal tax rate of 35%.

STERLING BANCORP AND SUBSIDIARIES

Financial Impact of Recent Acquisitions
The balances of HVHC were included in our balance sheet as of June 30, 2015, and the operating results of HVHC are included in our results of operations from that day forward. Therefore, comparisons of our financial performance are impacted by the HVB Merger as our results from operations for the three months ended March 31, 2016 reflect our combined operations, while our results for the three months ended March 31, 2015 exclude HVHC’s operating results.

The balances of NSBC were included in our balance sheet as of March 31, 2016, and the operating results of NSBC are included in our results of operations from that day forward.

Results of Operations
We reported net income of $23,766, or $0.18 per diluted common share, for the three months ended March 31, 2016, compared to net income of $16,778, or $0.19 per diluted common share, in the same period a year ago. In the three months ended March 31, 2016, we incurred an $8,716 pre-tax charge in connection with the extinguishment of $220,000 of fixed-rate FHLB borrowings; a pre-tax charge of $2,750 due to merger-related expenses and restructuring charges incurred in connection with the NSBC Acquisition and the continued consolidation of financial centers and other locations; a pre-tax net loss on sale of securities of $283; and amortization of non-compete agreements and acquired customer list intangibles of $968.

In the three months ended March 31, 2015, we incurred a pre-tax charge for HVB Merger-related expenses of $2,455; amortization of non-compete agreements and acquired customer list intangibles of $660; and recorded a pre-tax net gain on sale of securities of $1,534.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 85.8% and 80.2% of total revenue in the three months ended March 31, 2016 and 2015, respectively. Net interest margin is the ratio of taxable equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest bearing liabilities impact net interest income and net interest margin.

We are primarily funded by core deposits. As of March 31, 2016, we considered 91.5% of our total deposits as core deposits compared to 87.7%, in the same period a year ago. Non-interest bearing demand deposits were 32.5% of our total deposits at March 31, 2016, compared to 27.0% at March 31, 2015. This low cost funding base has had a positive impact on our net interest income and net interest margin and is expected to do so in a rising interest rate environment.

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

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended March 31,
	2016			2015
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
Commercial loans	$6,692,875	$78,137	4.70%	$4,074,841	$47,755	4.75%
Consumer loans	297,028	3,296	4.46%	200,504	2,111	4.27%
Residential mortgage loans	755,564	7,601	4.02%	531,422	5,405	4.07%
Total net loans [1]	7,745,467	89,034	4.62%	4,806,767	55,271	4.66%
Securities taxable	2,139,547	12,016	2.26%	1,379,861	7,632	2.24%
Securities non-taxable	593,777	5,968	4.04%	368,326	4,411	4.86%
Interest earning deposits	296,668	311	0.42%	113,152	40	0.14%
FRB and FHLB stock	104,897	766	2.94%	68,316	862	5.12%
Total securities and other earning assets	3,134,889	19,061	2.45%	1,929,655	12,945	2.72%
Total interest earning assets	10,880,356	108,095	4.00%	6,736,422	68,216	4.11%
Non-interest earning assets	1,121,014			701,892
Total assets	$12,001,370			$7,438,314
Interest bearing liabilities:
Demand deposits	$1,607,227	$1,004	0.25%	$775,714	$140	0.07%
Savings deposits [2]	814,485	606	0.30%	766,448	302	0.16%
Money market deposits	2,866,666	3,672	0.52%	1,851,839	2,019	0.44%
Certificates of deposit	619,154	1,127	0.73%	452,594	630	0.56%
Total interest bearing deposits	5,907,532	6,409	0.44%	3,846,595	3,091	0.33%
Senior notes	98,928	1,478	5.98%	98,532	1,472	5.98%
Other borrowings	1,172,112	4,560	1.56%	857,145	3,242	1.53%
Subordinated notes	3,565	49	5.50%	—	—	—%
Total borrowings	1,274,605	6,087	1.92%	955,677	4,714	2.00%
Total interest bearing liabilities	7,182,137	12,496	0.70%	4,802,272	7,805	0.66%
Non-interest bearing deposits	3,009,085			1,503,692
Other non-interest bearing liabilities	123,874			100,541
Total liabilities	10,315,096			6,406,505
Stockholders’ equity	1,686,274			1,031,809
Total liabilities and stockholders’ equity	$12,001,370			$7,438,314
Net interest rate spread [3]			3.30%			3.45%
Net interest earning assets [4]	$3,698,219			$1,934,150
Net interest margin - tax equivalent		95,599	3.53%		60,411	3.64%
Less tax equivalent adjustment		(2,089)			(1,544)
Net interest income		$93,510			$58,867
Ratio of interest earning assets to interest bearing liabilities	151.5%			140.3%

1 Includes the effect of net deferred loan origination fees and costs and non-accrual loans as well as prepayment fees and late charges.
2 Includes club accounts and interest bearing mortgage escrow balances.
3 Net interest rate spread represents the difference between the tax-equivalent yield on average interest earning assets and the cost of average interest bearing liabilities.
4 Net interest earning assets represents total interest earning assets less total interest bearing liabilities.

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

	For the three months ended March 31,
	2016 vs. 2015
	Increase (Decrease) due to		Total increase
	Volume	Rate	(decrease)
Interest earning assets:
Commercial loans	$30,889	$(508)	$30,381
Consumer loans	1,084	101	1,185
Residential mortgage loans	2,262	(66)	2,196
Securities taxable	4,315	70	4,385
Securities non-taxable	2,399	(841)	1,558
Interest earning deposits	121	150	271
FRB and FHLB stock	359	(455)	(96)
Total interest earning assets	41,429	(1,549)	39,880
Interest bearing liabilities:
Demand deposits	255	609	864
Savings deposits [1]	20	284	304
Money market deposits	1,241	412	1,653
Certificates of deposit	273	224	497
Senior notes	6	—	6
Other borrowings	1,251	67	1,318
Subordinated notes	—	49	49
Total interest bearing liabilities	3,046	1,645	4,691
Less tax equivalent adjustment	832	(288)	544
Change in net interest income	$37,551	$(2,906)	$34,645

___________________
1 Includes club accounts and interest bearing mortgage escrow balances.

Tax-equivalent net interest income increased $35,188 to $95,599 for the three months ended March 31, 2016, compared to
$60,411 for the three months ended March 31, 2015. The increase was mainly due to an increase in average interest earning assets of $4,143,934, or 61.5%, for the three months ended March 31, 2016 relative to the comparable year period, which was due to the HVB Merger and organic growth. The tax-equivalent net interest margin decreased 11 basis point to 3.53% for the first quarter of 2016 from 3.64% in the first quarter of 2015. The decrease was mainly due to a decrease in the yield on interest earning assets, which was 4.00% in the three months ended March 31, 2016 compared to 4.11% in the three months ended March 31, 2015. The cost of interest bearing liabilities increased to 0.70% for the three months ended March 31, 2016 compared to 0.66% for the three months ended March 31, 2015.

The average balance of loans outstanding increased $2,938,700, or 61.1%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was due to the HVB Merger and organic loan growth generated by our commercial banking teams. Loans accounted for 71.2% of average interest earning assets in the three months ended March 31, 2016, compared to 71.4% in the comparable year ago period. The average yield on loans was 4.62% in the first quarter of 2016 compared to 4.66% in the comparable period a year ago. Accretion income on loans from prior acquisitions was $5,613 and $926 in the three months ended March 31, 2016 and 2015, respectively.

STERLING BANCORP AND SUBSIDIARIES

Tax-equivalent interest income on securities increased $5,941 to $17,984 in the three months ended March 31, 2016, compared to $12,043 in the three months ended March 31, 2015. This was mainly the result of an increase of $985,137 in the average balance of securities between the periods, which was mainly due to the HVB Merger. The tax-equivalent yield on securities was 2.65% in the first quarter of 2016 compared to 2.79% in the first quarter of 2015. The decrease in tax-equivalent yield on securities in 2016 was primarily due to the low interest rate environment, which has reduced the yield earned on newly purchased securities.

Average deposits increased $3,566,330 and were $8,916,617 in the three months ended March 31, 2016, compared to $5,350,287 for the three months ended March 31, 2015. Average interest bearing deposits increased $2,060,937 in the first quarter of 2016 compared to the first quarter of 2015. Average non-interest bearing deposits increased $1,505,393 and were $3,009,085 in the three months ended March 31, 2016, compared to $1,503,692 in the three months ended March 31, 2015. These increases were mainly due to the HVB Merger. The average cost of interest bearing deposits was 0.44% in the first quarter of 2016 compared to 0.33% in the first quarter of 2015. The average cost of total deposits was 0.29% in the first quarter of 2016 compared to 0.23% in the first quarter of 2015. The increase in the cost of deposits was mainly due to our increasing proportion of commercial deposits relative to consumer deposits, as commercial deposits usually have higher interest rates and interest expense and are more interest rate sensitive.

Average borrowings increased $318,928 to $1,274,605 in the three months ended March 31, 2016, compared to $955,677 in the same period a year ago. The increase in average borrowings was mainly due to the increase in average loan balances due to organic growth and the HVB Merger. The average cost of borrowings was 1.92% for the first quarter of 2016 compared to 2.00% in the first quarter of 2015. The decrease in the average cost of borrowings was mainly due to an increase in short-term FHLB borrowings as a percentage of total average borrowings during the period. On March 31, 2016 we redeemed $220,000 of fixed-rate FHLB borrowings with a weighted average cost of 4.17%. We redeemed these fixed rate borrowings in connection with the NSBC Acquisition, in which we acquired $320,447 of variable rate loans, which increased our asset sensitivity position. As a result of the FHLB redemption, we anticipate a decline in interest expense on FHLB borrowings of approximately $2,000 in the second quarter of 2016. This decrease will be partially offset by an increase in interest expense due to our $110,000 subordinated notes issued in March 2016.

Provision for Loan Losses. The provision for loan losses is determined as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level that is our best estimate of probable incurred credit losses inherent in the outstanding loan portfolio. In the three months ended March 31, 2016 and March 31, 2015, the provision for loan losses was $4,000 and $2,100, respectively. The provision for loan losses in 2016 and 2015 was mainly due to organic loan growth and to offset charge-offs. See the section captioned “Delinquent Loans, Troubled Debt Restructuring, Impaired Loans, Other Real Estate Owned and Classified Assets - Provision for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-interest income. The components of non-interest income were as follows for the periods presented below:

	Three months ended
	March 31,
	2016	2015
Accounts receivable management / factoring commissions and other related fees	$4,494	$3,502
Mortgage banking income	2,002	3,157
Deposit fees and service charges	4,496	3,622
Net (loss) gain on sale of securities	(283)	1,534
Bank owned life insurance	1,327	1,076
Investment management fees	1,124	360
Other	2,270	759
Total non-interest income	$15,430	$14,010

Non-interest income was $15,430 for the three months ended March 31, 2016, compared to $14,010 in the same period a year ago. Included in non-interest income is net (loss) gain on sale of securities, which was $(283) and $1,534 for the three months ended March 31, 2016 and 2015, respectively. Net (loss) gain on sale of securities is impacted significantly by changes in market interest rates and strategies we use to manage liquidity and interest rate risk. Excluding net (loss) gain on sale of securities, non-interest income was $15,713 for the first quarter of 2016 compared to $12,476 for the first quarter of 2015. The main drivers of growth

STERLING BANCORP AND SUBSIDIARIES

between the periods were an increase in accounts receivable management / factoring commissions and other related fees and other non-interest income, which are discussed below.

Our goal is to grow non-interest income excluding securities gains and losses to over 20% of net interest income plus non-interest income excluding securities gains and losses. This ratio was 14.4% for the first quarter of 2016 compared to 17.5% for the first quarter of 2015. We expect this ratio will decrease further once we complete the pending sale of our trust division, which is anticipated to close in the third quarter of 2016. We anticipate this decrease will be partially offset by an increase in other loan fees which is anticipated in connection with the NSBC Acquisition. We continue to evaluate potential acquisitions of specialty commercial lending and other businesses that are also fee income generators, and anticipate fee income from our public sector finance, health care asset-based lending, middle market loan syndication businesses and cash management will increase in 2016.

Accounts receivable management / factoring commissions and other related fees represents fees generated in our factoring and payroll finance businesses. In factoring, we receive a nonrefundable factoring fee, which is generally a percentage of the factored receivables or sales volume and is designed to compensate us for the bookkeeping and collection services provided and, if applicable, the credit review of the client’s customer and assumption of customer credit risk. In payroll finance, we provide outsourcing support services for clients in the temporary staffing industry. We generate fee income in exchange for providing full back-office, payroll, tax and accounting services to independently-owned temporary staffing companies. Total fee income in these businesses increased $992, or 28.3%, to $4,494 for the three months ended March 31, 2016, compared to $3,502 for the year ago period. The increase was due to organic growth and the acquisitions of Damian and FCC.

Mortgage banking income represents the residential mortgage banking and mortgage brokerage business conducted through loan production offices located principally in Brooklyn, Great Neck and New York City and through our financial centers. Mortgage banking income was $2,002 in the first quarter of 2016 compared to $3,157 in the first quarter of 2015. In the first calendar quarter of 2015, we sold $44,020 of residential mortgage loans that were previously held as portfolio loans with the objective of rebalancing our earning assets in anticipation of the HVB Merger. We recorded a gain on sale of approximately $390 that was included in mortgage banking income. Excluding this gain, mortgage banking income decreased $765, mainly due to lower mortgage refinancing activity in the first quarter of 2016 relative to the first quarter of 2015.

Deposit fees and service charges were $4,496 for the first quarter of 2016, which represented a $874 increase compared to $3,622 for the same period a year ago. The increase in deposit fees between the periods was mainly due to the HVB Merger. Deposits gathered by our commercial banking teams are generally higher balance deposits but generate lower levels of fees and service charges than retail deposits. As the proportion of deposits generated by our commercial teams increases as a percentage of total deposits, the percentage of deposit fees and services charges to total deposits is likely to decrease.

Net (loss) gain on sale of securities income represents gains earned on the sale of securities from our available for sale investment securities portfolio. In the first quarter of 2016, we sold a substantial portion of our corporate securities to reduce the overall risk-weighing of the securities portfolio. We realized a net (loss) gain on sale of securities of $(283) and $1,534 in the three months ended March 31, 2016 and 2015, respectively.

Bank owned life insurance (“BOLI”) income represents the change in the cash surrender value of life insurance policies owned by us. BOLI income was $1,327 for the first quarter of 2016 compared to $1,076 in the same period a year ago. The increase in BOLI income between the periods was mainly due to BOLI assets acquired in the HVB Merger.

Investment management fees principally represent fees from the sale of mutual funds and annuities, and since the HVB Merger also includes trust fees. These revenues were $1,124 in the first quarter of 2016 compared to $360 in the first quarter of 2015. We have recently re-branded our investment management products and have been transitioning the delivery of our investment management business through new distribution channels. Trust fee income was $853 in the first quarter of 2016; we will not continue to generate trust fee income once the sale of our trust division is completed, which is anticipated will occur in the third quarter of 2016.

Other non-interest income principally includes miscellaneous loan fees earned, letter of credit fees, swap fees and safe deposit rentals. Other non-interest income increased $1,511 to $2,270 for the first quarter of 2016 compared to $759 for the same period a year ago. The increase in the first quarter of 2016 compared to the year earlier period was mainly due to the HVB Merger and loan swap fees.

STERLING BANCORP AND SUBSIDIARIES

Non-interest expense. The components of non-interest expense were as follows for the periods presented below:

	Three months ended
	March 31,
	2016	2015
Compensation and employee benefits	$30,020	$23,165
Stock-based compensation plans	1,540	1,109
Occupancy and office operations	9,282	6,580
Amortization of intangible assets	3,053	1,399
FDIC insurance and regulatory assessments	2,258	1,428
OREO expense (gain)	582	(37)
Merger-related expense	265	2,455
Loss on extinguishment of FHLB borrowings	8,716	—
Other	13,215	9,822
Total non-interest expense	$68,931	$45,921

Non-interest expense for the three months ended March 31, 2016 was $68,931, a $23,010 increase compared to $45,921 for the three months ended March 31, 2015. The increase between the periods was mainly due to increases in non-interest expense as a result of the HVB Merger. In addition we incurred a loss of $8,716 in connection with the prepayment of $220,000 of fixed-rate FHLB borrowings. Changes in the components of non-interest expense are discussed below.

Compensation and employee benefits expense was $30,020 for the three months ended March 31, 2016, compared to $23,165 for the three months ended March 31, 2015. At March 31, 2016, we had 1,078 full-time equivalent employees (“FTE”) at March 31, 2015, we had 840 FTE and at June 30, 2015, the date of the HVB Merger, there were 1,196 FTE. The year-over-year increase in FTE and compensation and employee benefits expense was a result of the HVB Merger, which increased FTE by 238. We anticipate further FTE reductions as we consolidate additional financial centers and complete the sale of our trust division in 2016.

Stock-based compensation plan expense was $1,540 in the first quarter of 2016 compared to $1,109 in the first quarter of 2015. The increase in stock-based compensation plan expense between the periods is due to a greater percentage of compensation paid to our executive management and senior personnel in stock awards so as to better align the interests of employees to those of our stockholders. Stock-based compensation was granted in the first quarter of 2016 for calendar year 2015 performance. For additional information related to our employee benefit plans and stock-based compensation, see Note 11. “Stock-Based Compensation” in the consolidated financial statements included elsewhere in this report.

Occupancy and office operations expense was $9,282 in the first quarter of 2016 compared to $6,580 in the first quarter of 2015. The increase between the periods was mainly due to the HVB Merger. At March 31, 2015 we had 32 financial center locations and at June 30, 2015 as a result of HVB Merger, our total financial centers increased to 59. At March 31, 2016, we have 48 financial center locations, and we anticipate an additional five financial center locations will be consolidated in 2016.

Amortization of intangible assets mainly includes amortization of core deposit intangible assets, customer lists and non-compete agreements. Amortization of intangible assets was $3,053 in the three months ended March 31, 2016 and consisted of $1,422 of HVB Merger core deposit intangible asset amortization, $1,084 of Provident Merger intangible amortization and amortization from other acquisitions of $547. The increase in amortization expense was due to the HVB Merger. The remaining Provident Merger non-compete agreements will expire in the fourth quarter of 2016. In connection with the NSBC Acquisition we recorded a customer list intangible which will begin amortizing in the second quarter of 2016 and will increase amortization expense by $187 per quarter. See Note 6. “Goodwill and Other Intangible Assets” in the consolidated financial statements included elsewhere in this report.

FDIC insurance and regulatory assessments expense (gain) was $2,258 for the first quarter of 2016 compared to $1,428 for the first quarter of 2015. The increase between the periods was mainly due to the increase in our total assets as a result of our organic growth and the HVB Merger. In accordance with provisions of the Dodd-Frank Act the Bank will be subject to greater FDIC premiums going forward as banks with total assets of $10 billion or more are responsible to fund the increase from 1.15% to 1.35% in the FDIC’s Deposit Insurance Fund.

STERLING BANCORP AND SUBSIDIARIES

Other real estate owned (“OREO”) expense includes maintenance costs, taxes, insurance, write-downs (subsequent to any write-down at the time of foreclosure or transfer to OREO), and gains and losses from the disposition of OREO. OREO includes real estate assets that have been foreclosed and financial center locations that are held for sale. OREO expense was $582 for the three months ended March 31, 2016, compared to $(37) in the three months ended March 31, 2015. OREO activity in the first quarter of 2016 included $164 of write-downs in the value of OREO, based on receipt of updated appraisals, and payment of property taxes of $373. Property taxes are generally paid in the first and third quarter, which causes a seasonal increase in OREO expense relative to other quarters.

Merger-related expense was $265 for the three months ended March 31, 2016 compared to $2,455 for the three months ended March 31, 2015. The balance in 2016 represented professional fees associated with the NSBC Acquisition. In the first three months of 2015 we incurred merger-related expense of $1,790 in connection with the acquisition of Damian for legal fees, severance and retention, and fixed asset impairments. We also incurred approximately $660 of charges associated with the HVB Merger, which consisted mainly of professional fees and severance compensation.

Loss on extinguishment of FHLB borrowings expense for the three months ended March 31, 2016 was $8,716, compared to $0 for the three months ended March 31, 2015. We repaid $220,000 of fixed rate FHLB borrowings with a weighted average interest rate of 4.17%. These borrowings were replaced with deposits and short-term and overnight FHLB borrowings, which we believe provides us with greater balance sheet flexibility in the current interest rate environment.

Other non-interest expense for the three months ended March 31, 2016 was $13,215 compared to $9,822 for the three months ended March 31, 2015. The increase was mainly related to the HVB Merger. In addition, in the first quarter of 2016 we recorded a restructuring charge of $2,455 in connection with the NSBC Acquisition and the continued consolidation of financial centers and other locations. See Note 13. “Other Non-Interest Expense” in the consolidated financial statements for details on significant components.

Income Tax expense was $12,243 for the three months ended March 31, 2016 and was $8,078 for the three months ended March 31, 2015, which represented an effective income tax rate of 34.0% and 32.5%, respectively. Our effective tax rate differs from the 35% federal statutory rate mainly due to the effect of tax exempt interest from securities and BOLI income. See Note 10. “Income Taxes” in the consolidated financial statements included elsewhere in this report.

STERLING BANCORP AND SUBSIDIARIES

Portfolio Loans

The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the periods indicated.

	March 31, 2016		December 31, 2015
	Amount	%	Amount	%
Commercial:
Commercial & industrial (“C&I”):
Traditional commercial & industrial	$2,003,839	24.2%	$1,681,704	21.4%
Payroll finance	199,119	2.4	221,831	2.8
Warehouse lending	341,790	4.1	387,808	4.9
Factored receivables	215,015	2.6	208,382	2.7
Equipment financing	656,775	7.9	631,303	8.0
Total C&I	3,416,538	41.2	3,131,028	39.8
Commercial mortgage:
Commercial real estate	2,790,145	33.7	2,733,351	34.8
Multi-family	886,069	10.7	796,030	10.1
Acquisition, development & construction (“ADC”)	179,517	2.2	186,398	2.4
Total commercial mortgage	3,855,731	46.6	3,715,779	47.3
Total commercial	7,272,269	87.8	6,846,807	87.1
Residential mortgage	718,733	8.6	713,036	9.1
Consumer	295,161	3.6	299,517	3.8
Total portfolio loans	8,286,163	100.0%	7,859,360	100.0%
Allowance for loan losses	(53,014)		(50,145)
Total portfolio loans, net	$8,233,149		$7,809,215

Overview. Total portfolio loans, net, increased $423,934 to $8,233,149 at March 31, 2016, compared to $7,809,215 at December 31, 2015. At March 31, 2016, commercial loans comprised 41.2% of the loan portfolio compared to 39.8% at December 31, 2015. Commercial mortgage loans comprised 46.6% and 47.3% of the loan portfolio at March 31, 2016 and December 31, 2015, respectively.

Commercial loans increased $285,510, or 9.1%, in the first quarter of 2016 compared to December 31, 2015. This included $312,632 of asset-based loans acquired from NSBC. Partially offsetting the growth from the NSBC Acquisition were seasonal declines in payroll finance and warehouse lending, in which loans outstanding usually peak in the third and fourth quarters. The balance of payroll finance loans and warehouse lending decreased by $68,730 between December 31, 2015 and March 31, 2016. Included in C&I loans at March 31, 2016 were $629,796 of asset-based loans which combined with payroll finance, warehouse lending, factored receivables and Equipment financing comprise our specialty lending portfolio. This portfolio totaled $2,042,495 at March 31, 2016 compared to $1,759,538 at December 31, 2015.

Commercial mortgage loans increased $139,952, or 3.8%, in the three months ended March 31, 2016, compared to December 31, 2015. The main drivers of growth have been strong commercial real estate market conditions in the greater New York metropolitan area and higher origination volumes given our increased number of commercial banking teams.

ADC loans, which is a component of commercial mortgage loans, decreased $6,881 in the three months ended March 31, 2016. We originate ADC loans on an exception basis only to select clients within the Bank’s immediate footprint.

Residential mortgage loans increased $5,697 to $718,733 at March 31, 2016, compared to $713,036 at December 31, 2015. The majority of our residential mortgage loan originations are held for sale and sold in the secondary markets to various investors. We retain newly originated residential mortgage loans on an exception basis to select clients.

STERLING BANCORP AND SUBSIDIARIES

Delinquent Loans, Troubled Debt Restructuring, Impaired Loans, Other Real Estate Owned and Classified Assets

Past Due, Non-Performing Loans, Non-Performing Assets (Risk Elements). The table below sets forth the amounts and categories of our non-performing assets (“NPAs”) at the dates indicated.

	March 31,	December 31,
	2016	2015
Non-accrual loans:
C&I	$29,760	$10,142
Payroll finance	57	—
Factored receivables	212	220
Equipment financing	2,578	1,644
Commercial real estate	17,809	20,742
Multi-family	4,041	1,717
ADC	4,016	3,700
Residential mortgage	17,853	19,680
Consumer	8,110	7,892
Accruing loans past due 90 days or more	1,002	674
Total non-performing loans	85,438	66,411
OREO	14,527	14,614
Total non-performing assets	$99,965	$81,025
TDRs accruing and not included above	$16,034	$13,701
Ratios:
Non-performing loans (“NPLs”) to total loans	1.03%	0.84%
NPAs to total assets	0.78	0.68

NPLs include non-accrual loans and accruing loans past due 90 days or more. NPAs include NPLs and OREO. At March 31, 2016, total NPLs increased $19,027 to $85,438 compared to $66,411 at December 31, 2015. This was due mainly to one taxi medallion relationship with a balance of $23,907, which was placed on non-accrual during the quarter. Non-accrual loans were $84,436 and loans 90 days past due and still accruing interest which were well secured and in the process of collection were $1,002. Non-accrual loans increased $18,699 from December 31, 2015. Loans past due 90 days or more and still accruing increased $328.

TDRs. We have formally modified loans to certain borrowers who experienced financial difficulty. If the terms of the modification include a concession, as defined by GAAP, the loan is considered a TDR, which is also considered an impaired loan. Nearly all of these loans are secured by real estate. Total TDRs were $21,844 at March 31, 2016, of which $5,810 were non-accrual, none were 90 days past due and $16,034 were performing according to their terms and accruing interest income. TDRs still accruing interest income are loans modified for borrowers that have experienced financial difficulties but are performing in accordance with the terms of their loan prior to the modification. Loan modification concessions may include actions such as extension of the maturity date or the lowering of interest rates and monthly payments. As of March 31, 2016, there were no commitments to lend additional funds to borrowers with loans that have been classified as TDRs.

OREO. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO until such time as it is sold. In addition, financial centers that were closed or consolidated that are held for sale are also classified as OREO. When real estate is transferred to OREO, it is recorded at fair value less costs to sell. If the fair value less cost to sell is less than the loan balance, the difference is charged against the allowance for loan losses. If the fair value of a financial center that we hold for sale is less than its prior carrying value, we recognize a charge included in other operating expense to reduce the recorded value of the investment to fair value, less costs to sell. At March 31, 2016, we had 41 OREO properties with a recorded balance of $14,527. After transfer to OREO, we regularly update the fair value of the property. Subsequent declines in fair value are charged to current earnings and included in other non-interest expense as part of OREO expense.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality such as “substandard”, “doubtful”, or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little

STERLING BANCORP AND SUBSIDIARIES

value that their continuance as assets is not warranted and are charged-off. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as “special mention”. As of March 31, 2016, we had $101,559 of loans designated as “special mention” compared to $68,003 at December 31, 2015. The increase was mainly due to $30,926 of loans from the NSBC Acquisition that are performing but were designated as special mention loans under our underwriting methodology during our due diligence process.

Our determination as to the classification of our assets and the amount of our loan loss allowance are subject to review by our regulators, which can order the establishment of an additional valuation allowance. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets at March 31, 2016, classified assets consisted of loans of $132,475 and OREO of $14,527. Classified loans were $130,378 at December 31, 2015.

Taxi Medallion Loans
At March 31, 2016, we had $63,565, or 0.77%, of our total portfolio loans collateralized by taxi medallions. In the first quarter of 2016, we placed one of our four taxi medallion borrower relationships in the amount of $23,907 on non-accrual. This relationship is was previously classified substandard during the quarter ended December 31, 2015. We continue to closely monitor the collateral values, cash flows and performance of these loans and are working with our borrowers to reduce these outstanding balances.

Allowance for Loan Losses.
The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. Our allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of, and trends related to, non-accrual loans, past due loans, potential problem loans, classified and criticized loans and net charge-offs or recoveries and loan documentation exceptions, among other factors. See Note 5. “Allowance for Loan Losses” in the notes to consolidated financial statements included elsewhere in this report for further information regarding the allowance for loan losses.

The allowance for loan losses increased from $50,145 at December 31, 2015 to $53,014 at March 31, 2016, as the provision for loan losses exceeded net charge-offs by $2,869. The allowance for loan losses at March 31, 2016 represented 62.0% of non-performing loans and 0.64% of total portfolio loans. At December 31, 2015, the allowance for loan losses represented 75.5% of non-performing loans and 0.64% of total portfolio loans. Loans acquired in prior merger transactions were recorded with a fair value adjustment as of the acquisition date that included estimated lifetime credit losses and interest rate adjustments, among other factors (the “loan mark”). The remaining balance of the loan mark at March 31, 2016 was $44,202. A substantial portion of portfolio loans covered by the loan mark continue to carry no allowance for loan losses. The total valuation balances recorded against portfolio loans to adjusted gross portfolio loans was 1.17% at March 31, 2016 compared to 1.16% at December 31, 2015.

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

STERLING BANCORP AND SUBSIDIARIES

	March 31, 2016			December 31, 2015
	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans
C&I	$14,268	$2,003,839	24.2%	$13,262	$1,681,704	21.4%
Payroll finance	1,546	199,119	2.4	1,936	221,831	2.8
Warehouse lending	520	341,790	4.1	589	387,808	4.9
Factored receivables	1,407	215,015	2.6	1,457	208,382	2.7
Equipment financing	5,393	656,775	7.9	4,925	631,303	8.0
Commercial real estate	15,770	2,790,145	33.7	13,861	2,733,351	34.8
Multi-family	2,996	886,069	10.7	2,741	796,030	10.1
ADC	2,157	179,517	2.2	2,009	186,398	2.4
Residential mortgage	4,850	718,733	8.7	5,007	713,036	9.1
Consumer	4,107	295,161	3.6	4,358	299,517	3.8
Total	$53,014	$8,286,163	100.0%	$50,145	$7,859,360	100.0%

Impaired Loans. A loan is impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loan values are based on one of three measures: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is less than its recorded investment, the Bank’s practice is to write-down the loan against the allowance for loan losses so the recorded investment matches the impaired value of the loan. Impaired loans generally include a portion of non-performing loans and accruing and performing TDR loans. At March 31, 2016, we had $55,367 in impaired loans compared to $28,372 at December 31, 2015. The increase between March 31, 2016 and December 31, 2015 was mainly due to the taxi medallion loan relationship discussed above.

PCI Loans. A PCI loan is an acquired loan that has demonstrated evidence of deterioration in credit quality subsequent to origination. As of March 31, 2016, the balance of PCI loans was $117,615 compared to $85,293 at December 31, 2015. The increase included PCI loans acquired in the NSBC Acquisition of $37,823, and was offset mainly by repayments of PCI loans from prior acquisitions. At March 31, 2016 and December 31, 2015, we held $17,452 and $20,025, respectively, of PCI loans, which are accounted for under the cost-recovery method and were included in our non-accrual loan totals above. The decline between the periods was mainly due to a charge-off against the non-accretable difference established on a commercial real estate loan. The remaining PCI loans of $100,163 and $65,268 at March 31, 2016 and December 31, 2015, respectively, are accounted for under applicable guidance which results in an accretable yield that represents the amount of expected cash flows that exceeds the initial investment in the loan. See the tables of loans evaluated for impairment by segment and changes in accretable yield for PCI loans in Note 4. “Portfolio Loans” in the notes to consolidated financial statements for additional information.

Provision for Loan Losses. We recorded $4,000 in loan loss provision for the three months ended March 31, 2016, compared to $2,100 for the three months ended March 31, 2015. Net charge-offs for the three months ended March 31, 2016 were $1,131, or 0.06% of average loans on an annualized basis, compared to net charge-offs of $1,590 or 0.13% of average loans on an annualized basis for the three months ended March 31, 2015. The increase in the provision for loan losses between the periods was mainly due to organic growth in the loan portfolio as well as loans from prior acquisitions that are now subject to our allowance for loan losses.

Changes in Financial Condition between March 31, 2016 and December 31, 2015
Total assets increased $909,404, or 7.6%, to $12,865,356 at March 31, 2016, compared to $11,955,952 at December 31, 2015. This increase was mainly due to the following:

•
Total portfolio loans increased by $426,803, or 5.4%, to $8,286,163 at March 31, 2016, compared to $7,859,360 at December 31, 2015. In addition to organic growth, portfolio loans increased by $320,447 as a result of the NSBC Acquisition. We also acquired and recorded $35,844 of additional assets in the NSBC Acquisition.

•
Total investment securities increased by $203,919, or 7.7%, to $2,847,742 at March 31, 2016, compared to $2,643,823 at December 31, 2015. We mainly acquired tax-exempt securities issued by New York State, New York City and other municipal entities in New York. Investment securities were 22.1% of total assets at March 31, 2016 and December 31, 2015.

•
Cash and cash equivalents increased by $257,217 to $486,730 at March 31, 2016, compared to $229,513 at December 31, 2015. The increase was mainly due to higher deposit inflows that occurred late in the first quarter of 2016.

STERLING BANCORP AND SUBSIDIARIES

Total liabilities increased $876,344, or 8.5%, to $11,167,223 at March 31, 2016, compared to $10,290,879 at December 31, 2015. This increase was mainly due to the following:

•
Total deposits increased $748,615, or 8.7%, to $9,328,622 at March 31, 2016, compared to $8,580,007 at December 31, 2015. Our core retail, commercial and municipal transaction, money market and savings accounts were $8,535,389, which represented 91.5% of our total deposit balances. The increase in deposits was driven by our commercial relationships and teams as several of our recent commercial banking hires are more deposit-focused.

•
FHLB borrowings increased $34,932, to $1,444,817 at March 31, 2016, compared to $1,409,885 at December 31, 2015. The increase in borrowings was mainly related to the increase in assets between the periods.

•
We issued $108,124 in subordinated notes at the Bank on March 29, 2016, which are discussed in more detail in “Recent Developments” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and in Note 8. “Borrowings” to the consolidated financial statements included elsewhere in this report.

Supplemental Reporting of Non-GAAP Financial Measures
Results for the first quarter of 2016 were impacted by a $8,716 pre-tax charge in connection with the extinguishment of $220,000 of fixed-rate FHLB borrowings; a pre-tax charge of $2,750 due to merger-related expenses and restructuring charges incurred in connection with the NSBC Acquisition and the continued consolidation of our financial centers and other locations; a pre-tax net loss on sale of securities of $283; and amortization of non-compete agreements and acquired customer list intangibles of $968. Excluding the impact of these items, core net income was $32,159, or $0.25 per diluted share.

The non-GAAP financial measures presented below are used by management and the Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance and to assess our performance compared to our annual budget and strategic plans. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors, analysts, regulators and others information that we use to manage and evaluate our performance each period. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results.

	March 31,
	2016	2015
The following table shows the reconciliation of stockholders’ equity to tangible equity and the tangible equity ratio [1]:
Total assets	$12,865,356	$7,727,515
Goodwill and other intangibles	(772,390)	(452,698)
Tangible assets	12,092,966	7,274,817
Stockholders’ equity	1,698,133	1,080,543
Goodwill and other intangibles	(772,390)	(452,698)
Tangible stockholders’ equity	925,743	627,845
Common stock outstanding at period end	130,548,989	91,121,531
Tangible equity as a % of tangible assets	7.66%	8.63%
Tangible book value per share	$7.09	$6.89
______________
See legend on page 71.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended March 31,
	2016	2015
The following table shows the reconciliation of core net income and core earnings per share [2]:
Income before income tax expense	$36,009	$24,856
Income tax expense	12,243	8,078
Net income	23,766	16,778

Net loss (gain) on sale of securities	283	(1,534)
Merger-related expense	265	2,455
Charge for asset write-downs, banking systems conversion, retention and severance	2,485	971
Loss on extinguishment of FHLB borrowings	8,716	—
Amortization of non-compete agreements and acquired customer lists	968	660
Total charges	12,717	2,552
Income tax expense	(4,324)	(829)
Total non-core charges net of taxes	8,393	1,723
Core net income	$32,159	$18,501

Weighted average diluted shares	130,500,975	88,252,768
Diluted EPS as reported	$0.18	$0.19
Core diluted EPS (excluding total charges)	0.25	0.21

	For the three months ended March 31,
	2016	2015
The following table shows the reconciliation of the core operating efficiency ratio [3]:
Net interest income	$93,510	$58,867
Non-interest income	15,430	14,010
Total net revenue	108,940	72,877
Tax-equivalent adjustment on securities interest income	2,091	1,544
Net loss (gain) on sale of securities	283	(1,534)
Core total revenue	111,314	72,887
Non-interest expense	68,931	45,921
Merger-related expense	(265)	(2,455)
Charge for asset write-downs, banking systems conversion, retention and severance	(2,485)	(971)
Loss on extinguishment of FHLB borrowings	(8,716)	—
Amortization of intangible assets	(3,053)	(1,399)
Core non-interest expense	54,412	41,096
Core operating efficiency ratio	48.9%	56.4%

	For the three months ended March 31,
	2016	2015
The following table shows the reconciliation of return on tangible assets and core return on tangible assets [4]:
Average assets	$12,001,370	$7,438,314
Average goodwill and other intangibles	(747,412)	(438,970)
Average tangible assets	11,253,958	6,999,344
Net income	23,766	16,778
Net income, if annualized	95,586	68,044
Return on average tangible assets	0.85%	0.97%
Core net income	$32,159	$18,501
Annualized core net income	129,343	75,032
Core return on average tangible assets	1.15%	1.07%

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended March 31,
	2016	2015
The following table shows the reconciliation of return on average tangible equity and core return on average tangible equity [5]:
Average stockholders’ equity	$1,686,274	$1,031,809
Average goodwill and other intangibles	(747,412)	(438,970)
Average tangible stockholders’ equity	938,862	592,839
Net income (loss)	23,766	16,778
Net income (loss), if annualized	95,586	68,044
Return on average tangible equity	10.18%	11.48%
Core net income	$32,159	$18,501
Annualized core net income	129,343	75,032
Core return on average tangible equity	13.78%	12.66%

1 Tangible equity as a % of tangible assets provides information to help assess our capital position and financial strength. We believe tangible book measures improve comparability to other banking organizations that have not engaged in acquisitions that have resulted in the accumulation of goodwill and other intangible assets.

2 Core net income and core earnings per share present a summary of our earnings to exclude certain non-core revenues and non-core expenses to help in assessing our core profitability.

3 The core operating efficiency ratio is a non-GAAP measure calculated by dividing non-interest expense by total net revenue.
It is a measure we use to assess our core operating performance.

4 Return on tangible assets and the core return on tangible assets measures provide information to help assess our profitability.

5 Return on average tangible equity and core return on average tangible equity measures provide information to evaluate the use of our tangible equity.

Liquidity and Capital Resources

Capital. Stockholders’ equity was $1,698,133 at March 31, 2016, an increase of $33,060 relative to December 31, 2015. The increase was mainly the result of net income of $23,766 and an increase in other comprehensive income of $16,283, which was primarily due to a change in the fair value of our available for sale securities portfolio, and stock option exercises and stock-based compensation, which totaled $853. These increases were partially offset by declared dividends of $9,076.

We paid dividends of $0.07 per common share in each quarter of 2015, in the first quarter of 2016, and the Board of Directors declared a dividend of $0.07 per common share on April 26, 2016 which is payable May 23, 2016 to our holders as of the record date of May 6, 2016.

On February 11, 2015, we completed a public offering of 6.9 million shares of common stock at an offering price of $13.00 per share for gross proceeds of $89,700 and net proceeds, after underwriting discounts, commissions and other costs of issuance of $84,990. The net proceeds from the offering were contributed as equity capital to the Bank. The use of proceeds was for general corporate purposes, which included the acquisition of commercial specialty lending businesses. We used a portion of the proceeds of the offering to fund the acquisitions of Damian and FCC.

Basel III Capital Rules. The Basel III Capital Rules became effective for us on January 1, 2015 (subject to a phase-in period for certain provisions.) The rules are discussed in Note 15. “Stockholders’ Equity - Regulatory Capital Requirements” in the consolidated financial statements included elsewhere in this report.

Liquidity. Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The objective of our liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund our operations and to meet obligations and other commitments on a timely basis and at a reasonable cost. We seek to achieve this objective and ensure that funding needs are met by

STERLING BANCORP AND SUBSIDIARIES

maintaining an appropriate level of liquid funds through asset/liability management, which includes managing the mix and time to maturity of financial assets and financial liabilities on our balance sheet. Our liquidity position is enhanced by our ability to raise additional funds as needed in the wholesale markets.

Asset liquidity is provided by liquid assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, interest-bearing deposits in banks, securities available for sale, cash flow from securities held to maturity and maturities of securities held to maturity.

Our ability to access liabilities in a timely fashion is provided by access to funding sources which include core deposits, federal funds purchased and repurchase agreements. The liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic activity, volatility in the financial markets, unexpected credit events or other significant occurrences. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of March 31, 2016, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on us.

At March 31, 2016, the Bank had $486,730 in cash and cash equivalents on hand and unused borrowing capacity at the FHLB of $963,416. In addition, the Bank may purchase additional federal funds from other institutions and enter into additional repurchase agreements. The Bank had $1,005,295 of securities available to pledge as collateral as of March 31, 2016.

We are a bank holding company and do not conduct operations. Our primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. At March 31, 2016, the Bank had capacity to pay up to $66,516 of dividends. At March 31, 2016, we had cash on hand of $21,231.

In September 2015, we renewed the Credit Facility. The use of proceeds are for general corporate purposes. The Credit Facility has not been used and requires us and the Bank to maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. We and the Bank were in compliance with all requirements at March 31, 2016.

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

Management monitors interest rate sensitivity primarily through the use of a model that simulates net interest income (“NII”) under varying interest rate assumptions. Management also evaluates this sensitivity using a model that estimates the change in our and the Bank’s economic value of equity (“EVE”) over a range of interest rate scenarios. EVE is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The model assumes estimated loan prepayment rates, reinvestment rates and deposit decay rates that management believes is reasonable, based on historical experience during prior interest rate changes.

STERLING BANCORP AND SUBSIDIARIES

Estimated Changes in EVE and NII. The table below sets forth, as of March 31, 2016, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$1,500,709	$(43,857)	(2.8)%	$439,556	$46,278	11.8%
+200	1,526,669	(17,897)	(1.2)	423,992	30,714	7.8
+100	1,548,983	4,417	0.3	409,150	15,872	4.0
0	1,544,566	—	—	393,278	—	—
-100	1,502,045	(42,521)	(2.8)	365,351	(27,927)	(7.1)

The table above indicates that at March 31, 2016, in the event of an immediate 200 basis point increase in interest rates, we would expect to experience a (1.2)% decrease in EVE and a 7.8% increase in NII. Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on EVE and NII beyond -100 basis points.

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

During the first quarter of 2016, the federal funds target rate remained in a range of 0.25 - 0.50%. U.S. Treasury yields in the two year maturities decreased 33 basis points from 1.06% to 0.73% over the three months ended December 31, 2015 while the yield on U.S. Treasury 10-year notes decreased 49 basis points from 2.27% to 1.78% over the same three month period. The greater decrease in rates on longer-term maturities relative to the decrease in rates on short-term maturities resulted in a flatter 2-10 year treasury yield curve at March 31, 2016 compared to December 31, 2015.  At its March 2016 meeting, the Federal Open Markets Committee (the “FOMC”) stated that the stance of monetary policy remains accommodative.  The FOMC further stated that it expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate and the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data.  However, should economic conditions improve at a faster pace than anticipated, the FOMC could increase the federal funds target rate quicker. This could cause the shorter end of the yield curve to rise disproportionately relative to the longer end, thereby resulting in an even flatter yield curve which may result in greater margin compression.

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

STERLING BANCORP AND SUBSIDIARIES

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
Item 1. Legal Proceedings
The “Litigation” section of Note 16. “Commitments and Contingencies” in the consolidated financial statements included in Part I, Item 1 is incorporated herein by reference.

Item 1A. Risk Factors
For information regarding factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A of our 2015 Form 10-K. There has been no material change in those risk factors.

The risks described in our 2015 Form 10-K are not the only risks that we encounter. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition and/or liquidity.

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

The Company agrees to furnish to the SEC, upon request, any instrument with respect to long-term debt that the Company has not filed as an exhibit pursuant to the exemption provided by Item 601 (b)(4)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sterling Bancorp

Date:	May 6, 2016	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 6, 2016	By:	/s/ Luis Massiani
Luis Massiani
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)