Form 10-Q
period 2016-06-30
STERLING BANCORP
filed 2016-08-05
CIK 1070154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding as of August 4, 2016
$0.01 per share	130,655,998

STERLING BANCORP AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
QUARTERLY PERIOD ENDED JUNE 30, 2016

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
ASSETS:
Cash and due from banks	$258,326	$229,513
Securities:
Available for sale, at fair value	1,613,013	1,921,032
Held to maturity, at amortized cost (fair value of $1,413,618 and $734,079 at June 30, 2016 and December 31, 2015, respectively)	1,367,046	722,791
Total securities	2,980,059	2,643,823
Loans held for sale	57,249	34,110
Portfolio loans	8,594,295	7,859,360
Allowance for loan losses	(55,865)	(50,145)
Portfolio loans, net	8,538,430	7,809,215
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, at cost	102,855	116,758
Accrued interest receivable	35,106	31,531
Premises and equipment, net	60,797	63,362
Goodwill	696,600	670,699
Other intangible assets, net	72,525	77,367
Bank owned life insurance	196,665	196,288
Other real estate owned	16,590	14,614
Other assets	50,046	68,672
Total assets	$13,065,248	$11,955,952
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$9,785,556	$8,580,007
FHLB borrowings	1,074,492	1,409,885
Other borrowings (repurchase agreements)	28,202	16,566
Senior notes	99,099	98,893
Subordinated notes	108,161	—
Mortgage escrow funds	14,283	13,778
Other liabilities	219,461	171,750
Total liabilities	11,329,254	10,290,879
Commitments and Contingent liabilities (See Note 16. Commitments and Contingencies)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 190,000,000 shares authorized; 136,673,149 shares issued at June 30, 2016 and December 31, 2015; 130,620,463 and 130,006,926 shares outstanding at June 30, 2016 and December 31, 2015, respectively)	1,367	1,367
Additional paid-in capital	1,503,027	1,506,612
Treasury stock, at cost (6,052,686 shares at June 30, 2016 and 6,666,223 at December 31, 2015)	(69,355)	(76,190)
Retained earnings	290,025	245,408
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $7,136 at June 30, 2016 and $(8,961) at December 31, 2015	10,930	(12,124)
Total stockholders’ equity	1,735,994	1,665,073
Total liabilities and stockholders’ equity	$13,065,248	$11,955,952
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)
(Dollars in thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest and dividend income:
Loans and loan fees	$96,658	$59,744	$185,692	$115,015
Securities taxable	10,662	8,423	22,678	16,054
Securities non-taxable	5,871	2,900	9,750	5,768
Other earning assets	1,118	880	2,195	1,782
Total interest and dividend income	114,309	71,947	220,315	138,619
Interest expense:
Deposits	8,328	3,359	14,737	6,452
Borrowings	5,601	5,014	11,688	9,728
Total interest expense	13,929	8,373	26,425	16,180
Net interest income	100,380	63,574	193,890	122,439
Provision for loan losses	5,000	3,100	9,000	5,200
Net interest income after provision for loan losses	95,380	60,474	184,890	117,239
Non-interest income:
Accounts receivable management / factoring commissions and other fees	4,156	4,435	8,650	7,937
Mortgage banking income	2,367	2,530	4,369	5,687
Deposit fees and service charges	4,084	3,639	8,574	7,181
Net gain on sale of securities	4,474	697	4,191	2,231
Bank owned life insurance	1,281	1,074	2,608	2,150
Investment management fees	934	316	2,058	676
Other	3,146	1,166	5,422	2,008
Total non-interest income	20,442	13,857	35,872	27,870
Non-interest expense:
Compensation and benefits	31,336	22,667	61,356	45,833
Stock-based compensation plans	1,747	1,128	3,287	2,236
Occupancy and office operations	8,810	7,453	18,092	14,033
Amortization of intangible assets	3,241	1,780	6,294	3,180
FDIC insurance and regulatory assessments	2,300	1,384	4,558	2,812
Other real estate owned expense, net	541	40	1,123	4
Merger-related expense	—	14,625	266	17,080
Loss on extinguishment of FHLB borrowings	—	—	8,716	—
Other	11,665	36,582	24,879	46,405
Total non-interest expense	59,640	85,659	128,571	131,583
Income (loss) before income tax expense (benefit)	56,182	(11,328)	92,191	13,526
Income tax expense (benefit)	18,412	(3,682)	30,655	4,396
Net income (loss)	$37,770	$(7,646)	$61,536	$9,130
Weighted average common shares:
Basic	130,081,465	91,565,972	129,953,397	89,712,796
Diluted	130,688,729	91,950,776	130,522,021	90,099,788
Earnings per common share:
Basic	$0.29	$(0.08)	$0.47	$0.10
Diluted	0.29	(0.08)	0.47	0.10
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$37,770	$(7,646)	$61,536	$9,130
Other comprehensive income (loss), before tax:
Change in unrealized holding gains on securities available for sale	14,849	(14,473)	41,199	(4,095)
Accretion of net unrealized loss on securities transferred to held to maturity	775	285	701	824
Reclassification adjustment for net realized (gains) included in net income	(4,474)	(697)	(4,191)	(2,231)
Change in the actuarial gain of defined benefit plan and post-retirement benefit plans	43	169	397	372
Total other comprehensive income (loss), before tax	11,193	(14,716)	38,106	(5,130)
Deferred tax (expense) benefit related to other comprehensive income	(4,422)	6,254	(15,052)	2,180
Other comprehensive income (loss), net of tax	6,771	(8,462)	23,054	(2,950)
Comprehensive income (loss)	$44,541	$(16,108)	$84,590	$6,180
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except per share data)

	Number of shares	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity
Balance at January 1, 2015	83,927,572	$912	$858,489	$(82,908)	$208,958	$(10,251)	$975,200
Net income	—	—	—	—	9,130	—	9,130
Other comprehensive (loss)	—	—	—	—	—	(2,950)	(2,950)
Common stock issued in HVB Merger	38,525,154	386	563,238	—	—	—	563,624
Stock option & other stock transactions, net	250,890	—	560	2,754	(30)	—	3,284
Restricted stock awards, net	106,218	—	560	1,182	262	—	2,004
Common equity issued, net of costs of issuance	6,900,000	69	84,990	—	—	—	85,059
Cash dividends declared ($0.14 per common share)	—	—	—	—	(12,241)	—	(12,241)
Balance at June 30, 2015	129,709,834	$1,367	$1,507,837	$(78,972)	$206,079	$(13,201)	$1,623,110

Balance at January 1, 2016	130,006,926	$1,367	$1,506,612	$(76,190)	$245,408	$(12,124)	$1,665,073
Net income	—	—	—	—	61,536	—	61,536
Other comprehensive income	—	—	—	—	—	23,054	23,054
Stock option & other stock transactions, net	160,821	—	327	1,575	(123)	—	1,779
Restricted stock awards, net	452,716	—	(3,912)	5,260	1,385	—	2,733
Cash dividends declared ($0.14 per common share)	—	—	—	—	(18,181)	—	(18,181)
Balance at June 30, 2016	130,620,463	$1,367	$1,503,027	$(69,355)	$290,025	$10,930	$1,735,994

See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Six months ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$61,536	$9,130
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses	9,000	5,200
Net loss (gain) from write-downs and sales of other real estate owned	313	(533)
Depreciation of premises and equipment	4,188	3,222
Asset write-downs, severance and retention compensation and other restructuring charges	2,485	40,350
Amortization of intangibles	6,294	3,180
Amortization of low income housing tax credit	260	98
Net gain on sale of securities	(4,191)	(2,231)
Net gain on loans held for sale	(5,075)	(5,687)
Loss on disposition of premises and equipment	—	116
Net amortization of premiums on securities	6,822	2,310
Net accretion of purchase discount and amortization of net deferred loan costs	(9,209)	(1,580)
Net accretion of debt issuance costs and amortization of premium on borrowings	260	153
Restricted stock compensation expense	3,036	1,697
Stock option compensation expense	251	539
Originations of loans held for sale	(240,988)	(311,948)
Proceeds from sales of loans held for sale	222,924	334,731
Increase in cash surrender value of bank owned life insurance	(2,608)	(2,150)
Deferred income tax expense	2,986	(567)
Other adjustments (principally net changes in other assets and other liabilities)	41,135	(58,325)
Net cash provided by operating activities	99,419	17,705
Cash flows from investing activities:
Purchases of securities:
Available for sale	(325,647)	(541,938)
Held to maturity	(663,291)	(44,813)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	112,637	52,583
Held to maturity	16,561	19,626
Proceeds from sales of securities available for sale	558,484	202,433
Loan originations, net	(489,547)	(679,008)
Proceeds from sale of loans held for investment	77,048	44,020
Redemption of FHLB and FRB stock, net	13,903	7,034
Proceeds from sales of other real estate owned	1,651	1,129
Purchases of premises and equipment	(1,447)	(3,558)
Redemption of bank owned life insurance	2,230	—
Cash paid for acquisitions, net of cash received	(346,690)	854,318
Net cash (used in) investing activities	(1,044,108)	(88,174)

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Six months ended
	June 30,
	2016	2015
Cash flows from financing activities:
Net increase in transaction, savings and money market deposits	1,222,952	464,947
Net decrease in certificates of deposit	(17,403)	(1,857)
Net decrease in short-term FHLB borrowings	(138,000)	(26,000)
Advances of term FHLB borrowings	475,000	80,000
Repayments of term FHLB borrowings	(672,396)	(280,120)
Repayment of debt assumed in acquisition	—	(4,485)
Net increase in other borrowings	11,636	3,969
Issuance of Bank subordinated notes	108,124	—
Net increase in mortgage escrow funds	505	3,359
Proceeds from stock option exercises	1,265	2,745
Equity capital raise, net of costs of issuance	—	85,059
Cash dividends paid	(18,181)	(12,241)
Net cash provided by financing activities	973,502	315,376
Net increase in cash and cash equivalents	28,813	244,907
Cash and cash equivalents at beginning of period	229,513	121,520
Cash and cash equivalents at end of period	$258,326	$366,427
Supplemental cash flow information:
Interest payments	$25,654	$16,745
Income tax payments	18,109	30,990
Real estate acquired in settlement of loans	3,940	4,304
Unsettled securities transactions	43,226	39,777
Loans transferred from held for investment to held for sale	77,048	44,020

Acquisitions:
Non-cash assets acquired:
Securities available for sale	$—	$710,230
Securities held to maturity	—	3,611
Total loans, net	320,447	1,814,826
FHLB stock	—	5,830
Accrued interest receivable	1,443	7,392
Goodwill	25,698	280,579
Customer list	1,500	8,950
Other intangible assets	—	33,839
Bank owned life insurance	—	44,231
Premises and equipment, net	176	17,063
Other real estate owned	—	222
Other assets	2,265	25,871
Total non-cash assets acquired	351,529	2,952,644

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Six months ended
	June 30,
	2016	2015
Liabilities assumed:
Deposits	—	3,160,746
Escrow deposits	—	4,616
Other borrowings	—	25,366
Other liabilities	4,839	50,181
Total liabilities assumed	4,839	3,240,909

Net non-cash assets acquired	346,690	(288,265)
Cash and cash equivalents received in acquisitions	4,762	879,240
Total consideration paid	$351,452	$590,975
The Company completed the acquisition of NewStar Business Credit LLC on March 31, 2016, which is included in the acquisitions portion of the statement of cash flows for the six months ended June 30, 2016. The Company completed the acquisition of Hudson Valley Holding Corp. on June 30, 2015 and completed the acquisition of Damian Services Corporation on February 27, 2015. Those transactions are included in the acquisitions portion of the statement of cash flows for the six months ended June 30, 2015. See Note 2. “Acquisitions” for additional information.
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

The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the SEC on February 29, 2016 (the “2015 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period. Certain items in prior financial statements have been reclassified to conform to the current presentation.

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

(d) Merger with Hudson Valley Holding Corp.
On June 30, 2015, Hudson Valley Holding Corp. (“HVHC”) merged with and into the Company (the “HVB Merger”). In connection with the HVB Merger, Hudson Valley Bank, the principal subsidiary of HVHC, merged with and into the Bank.

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

(2) Acquisitions
NSBC Acquisition
On March 31, 2016, the Bank acquired 100% of the outstanding equity interests of NewStar Business Credit LLC, a Delaware limited liability company (“NSBC” and, its acquisition, the “NSBC Acquisition”). NSBC is a provider of asset-based lending solutions to middle market commercial clients. NSBC’s loans were $320,447 on the acquisition date and consisted of 100% floating-rate assets. The Bank paid a premium on the balance of gross loans receivable acquired of 5.90%, or $18,906. The Bank assumed $4,839 of liabilities, which consisted mainly of cash collateral on loans outstanding. The Bank recognized a customer list intangible asset of $1,500 that is being amortized over its 24-month estimated life and $25,698 of goodwill. The Bank recorded a $1,500 restructuring charge consisting mainly of retention and severance compensation, IT contract terminations and professional fees.

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

Consideration paid through Sterling Bancorp common stock issued to HVHC shareholders	$566,307

	HVHC net book value	Fair value adjustments		As recorded at acquisition
Cash and cash equivalents	$878,988	$—		$878,988
Investment securities	713,625	217	(a)	713,842
Loans	1,816,767	(24,248)	(b)	1,792,519
Federal Reserve Bank stock	5,830	—		5,830
Bank owned life insurance	44,231	—		44,231
Premises and equipment	11,918	4,925	(c)	16,843
Accrued interest receivable	7,392	—		7,392
Other intangible assets	—	33,839	(d)	33,839
Other real estate owned	222	—		222
Other assets	32,639	(7,931)	(e)	24,708
Deposits	(3,160,746)	—		(3,160,746)
Other borrowings	(25,366)	—		(25,366)
Other liabilities	(37,292)	1,540	(f)	(35,752)
Total identifiable net assets	$288,208	$8,342		$296,550

Goodwill recorded in the HVB Merger				$269,757
Explanation of certain fair value related adjustments:

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

(a)	Represents the fair value adjustment on investment securities held to maturity.

(b)
Represents the elimination of HVHC’s allowance for loan losses and an adjustment of the net book value of loans to estimated fair value, which includes an interest rate mark and credit mark adjustment.

(c)
Represents an adjustment to reflect the fair value of HVHC-owned real estate as determined by independent appraisals, which will be amortized on a straight-line basis over the estimated useful lives of the individual assets.

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

The fair values for loans acquired from HVHC were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. For collateral dependent loans with deteriorated credit quality, fair value was estimated by analyzing the value of the underlying collateral, assuming the fair values of the loans were derived from the eventual sale of the collateral. These values were discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of HVHC’s allowance for loan losses associated with the loans that were acquired, as the loans were initially recorded at fair value on the date of the HVB Merger.

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
Direct acquisition and other charges incurred in connection with the HVB Merger were expensed as incurred and totaled $14,625 for the three and six months ended June 30, 2015. These expenses were mainly for financial advisory fees, legal and accounting fees, severance and retention compensation, management change-in-control payments, public relations and communications expense, and were recorded in “Merger-related expenses” on the consolidated statement of operations. Other integration costs of the HVB Merger for the three months and six months ended June 30, 2015 included a charge for asset write-downs, information technology services and other contract terminations, employee retention and severance compensation and impairment of leases and facilities which totaled $28,055, which was recorded in “Other non-interest expense” in the consolidated statement of operations. There were no merger-related expenses or other integration costs incurred in connection with the HVB Merger in 2016.

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

Damian Acquisition
On February 27, 2015, the Bank acquired 100% of the outstanding common stock of Damian Services Corporation (“Damian”) a payroll services provider located in Chicago, Illinois, for total consideration of $24,670 in cash. In connection with the acquisition, the Bank acquired $22,307 of outstanding payroll finance loans and assumed $14,560 of liabilities. The Bank recognized a customer list intangible asset of $8,950 that is being amortized over its 16 year estimated life, and $11,930 of goodwill. The Bank also recognized a $1,500 restructuring charge consisting mainly of retention and severance compensation and asset write-downs related to the consolidation of Damian’s operations, and approximately $300 of legal fees.

(3) Securities

A summary of amortized cost and estimated fair value of securities as of June 30, 2016 and December 31, 2015 is presented below. The term “Residential MBS” refers to residential mortgage-backed securities and the term “CMO” refers to collateralized mortgage obligations. Both of these terms are further defined in Note 17. “Fair Value Measurements”.

	June 30, 2016
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Residential MBS:
Agency-backed	$1,193,350	$22,637	$(12)	$1,215,975	$300,324	$8,348	$(91)	$308,581
CMO/Other MBS	68,706	689	(228)	69,167	45,290	727	—	46,017
Total residential MBS	1,262,056	23,326	(240)	1,285,142	345,614	9,075	(91)	354,598
Other securities:
Federal agencies	83,829	158	—	83,987	72,663	4,449	—	77,112
Corporate	71,254	920	(2,391)	69,783	35,144	238	(149)	35,233
State and municipal	161,654	3,755	(99)	165,310	907,875	32,842	(113)	940,604
Other	8,781	10	—	8,791	5,750	321	—	6,071
Total other securities	325,518	4,843	(2,490)	327,871	1,021,432	37,850	(262)	1,059,020
Total securities	$1,587,574	$28,169	$(2,730)	$1,613,013	$1,367,046	$46,925	$(353)	$1,413,618

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	December 31, 2015
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Residential MBS:
Agency-backed	$1,222,912	$2,039	$(7,089)	$1,217,862	$252,760	$1,857	$(1,214)	$253,403
CMO/Other MBS	79,430	76	(1,133)	78,373	49,842	87	(619)	49,310
Total residential MBS	1,302,342	2,115	(8,222)	1,296,235	302,602	1,944	(1,833)	302,713
Other securities:
Federal agencies	85,124	7	(864)	84,267	104,135	2,458	(635)	105,958
Corporate	321,630	522	(7,964)	314,188	25,241	11	(200)	25,052
State and municipal	187,399	2,187	(551)	189,035	285,813	9,327	(134)	295,006
Trust preferred	27,928	589	—	28,517	—	—	—	—
Other	8,781	9	—	8,790	5,000	350	—	5,350
Total other securities	630,862	3,314	(9,379)	624,797	420,189	12,146	(969)	431,366
Total securities	$1,933,204	$5,429	$(17,601)	$1,921,032	$722,791	$14,090	$(2,802)	$734,079

The Company sold all of the trust preferred securities it held at December 31, 2015 during the six months ended June 30, 2016.

The amortized cost and estimated fair value of securities at June 30, 2016 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential MBS are shown separately since they are not due at a single maturity date.

	June 30, 2016
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Remaining period to contractual maturity:
One year or less	$11,793	$11,850	$19,891	$19,936
One to five years	161,460	161,593	62,847	65,776
Five to ten years	143,484	145,638	500,632	520,914
Greater than ten years	8,781	8,790	438,062	452,394
Total securities with a stated maturity date	325,518	327,871	1,021,432	1,059,020
Residential MBS	1,262,056	1,285,142	345,614	354,598
Total securities	$1,587,574	$1,613,013	$1,367,046	$1,413,618

Sales of securities for the periods indicated below were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Available for sale:
Proceeds from sales	$283,126	$86,889	$558,484	$202,433
Gross realized gains	4,834	959	6,395	2,623
Gross realized losses	(360)	(262)	(2,204)	(392)
Income tax expense on realized net gains	1,466	227	1,394	725

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

At June 30, 2016 and December 31, 2015, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity, other than the U.S. federal government and its agencies.

The following table summarizes securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position for the periods presented below:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available for sale
June 30, 2016
Residential MBS:
Agency-backed	$1,312	$(6)	$6,675	$(6)	$7,987	$(12)
CMO/Other MBS	825	(4)	20,086	(224)	20,911	(228)
Total residential MBS	2,137	(10)	26,761	(230)	28,898	(240)
Other securities:
Corporate	9,111	(454)	24,126	(1,937)	33,237	(2,391)
State and municipal	5,613	(32)	4,187	(67)	9,800	(99)
Total other securities	14,724	(486)	28,313	(2,004)	43,037	(2,490)
Total	$16,861	$(496)	$55,074	$(2,234)	$71,935	$(2,730)
December 31, 2015
Residential MBS:
Agency-backed	$18,983	$(528)	$854,491	$(6,561)	$873,474	$(7,089)
CMO/Other MBS	23,682	(717)	41,946	(416)	65,628	(1,133)
Total residential MBS	42,665	(1,245)	896,437	(6,977)	939,102	(8,222)
Other securities:
Federal agencies	14,933	(260)	57,886	(604)	72,819	(864)
Corporate	19,257	(715)	236,048	(7,249)	255,305	(7,964)
State and municipal	3,439	(27)	42,924	(524)	46,363	(551)
Total other securities	37,629	(1,002)	336,858	(8,377)	374,487	(9,379)
Total	$80,294	$(2,247)	$1,233,295	$(15,354)	$1,313,589	$(17,601)

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table summarizes securities held to maturity with unrecognized losses, segregated by the length of time in a continuous unrecognized loss position for the periods presented below:

	Continuous unrecognized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Held to maturity
June 30, 2016
Residential MBS:
Agency-backed	$5,637	$(84)	$6,624	$(7)	$12,261	$(91)
Other securities:
Corporate	19,995	(149)	—	—	19,995	(149)
State and municipal	10,026	(68)	2,548	(45)	12,574	(113)
Total other securities	30,021	(217)	2,548	(45)	32,569	(262)
Total	$35,658	$(301)	$9,172	$(52)	$44,830	$(353)
December 31, 2015
Residential MBS:
Agency-backed	$—	$—	$132,585	$(1,214)	$132,585	$(1,214)
CMO/Other MBS	5,960	(156)	40,033	(463)	45,993	(619)
Total residential MBS	5,960	(156)	172,618	(1,677)	178,578	(1,833)
Other securities:
Federal agencies	14,642	(358)	9,723	(277)	24,365	(635)
Corporate	—	—	20,039	(200)	20,039	(200)
State and municipal	2,562	(48)	12,989	(86)	15,551	(134)
Total other securities	17,204	(406)	42,751	(563)	59,955	(969)
Total	$23,164	$(562)	$215,369	$(2,240)	$238,533	$(2,802)

At June 30, 2016, a total of 34 available for sale securities were in a continuous unrealized loss position for less than 12 months and 40 securities were in a continuous unrealized loss position for 12 months or longer. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other than temporary impairment (“OTTI”) losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Company anticipates it will receive full value for the securities. Furthermore, as of June 30, 2016, management did not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. As of June 30, 2016, management believes the impairments detailed in the table above are temporary.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

Securities pledged for borrowings at the FHLB and other institutions, and securities pledged for municipal deposits and other purposes, were as follows for the periods presented below:

	June 30,	December 31,
	2016	2015
Available for sale securities pledged for borrowings, at fair value	$88,006	$101,994
Available for sale securities pledged for municipal deposits, at fair value	827,070	849,186
Available for sale securities pledged for customer back-to-back swaps, at fair value	5,973	1,839
Held to maturity securities pledged for borrowings, at amortized cost	102,500	206,337
Held to maturity securities pledged for municipal deposits, at amortized cost	454,747	327,589
Total securities pledged	$1,478,296	$1,486,945

(4) Portfolio Loans

The composition of the Company’s loan portfolio, excluding loans held for sale, was the following for the periods presented below:

	June 30,	December 31,
	2016	2015
Commercial:
Commercial and industrial:
Traditional commercial & industrial (“C&I”)	$2,161,389	$1,681,704
Payroll finance	211,471	221,831
Warehouse lending	429,506	387,808
Factored receivables	200,523	208,382
Equipment financing	636,280	631,303
Total C&I	3,639,169	3,131,028
Commercial mortgage:
Commercial real estate	2,868,545	2,733,351
Multi-family	914,114	796,030
Acquisition, development & construction (“ADC”)	207,868	186,398
Total commercial mortgage	3,990,527	3,715,779
Total commercial	7,629,696	6,846,807
Residential mortgage	673,208	713,036
Consumer	291,391	299,517
Total portfolio loans	8,594,295	7,859,360
Allowance for loan losses	(55,865)	(50,145)
Total portfolio loans, net	$8,538,430	$7,809,215

Total portfolio loans include net deferred loan origination fees of $740 at June 30, 2016, and costs of $2,029 at December 31, 2015.

At June 30, 2016 and December 31, 2015, the Company pledged loans with an unpaid principal balance of $2,957,554 and $2,776,572, respectively, to the FHLB as collateral for certain borrowing arrangements. See Note 8. “Borrowings”.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following tables set forth the amounts and status of the Company’s loans, troubled debt restructurings (“TDRs”) and non-performing loans at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
C&I	$2,130,639	$843	$1,706	$351	$27,850	$2,161,389
Payroll finance	211,231	20	—	172	48	211,471
Warehouse lending	429,506	—	—	—	—	429,506
Factored receivables	199,791	—	—	—	732	200,523
Equipment financing	631,136	1,909	891	—	2,344	636,280
Commercial real estate	2,840,922	1,984	2,126	—	23,513	2,868,545
Multi-family	913,089	167	—	—	858	914,114
ADC	203,935	—	—	—	3,933	207,868
Residential mortgage	653,949	4,390	1,936	—	12,933	673,208
Consumer	281,880	2,031	650	5	6,825	291,391
Total portfolio loans	$8,496,078	$11,344	$7,309	$528	$79,036	$8,594,295
Total TDRs included above	$13,867	$470	$557	$—	$6,321	$21,215
Non-performing loans:
Loans 90+ days past due and still accruing						$528
Non-accrual loans						79,036
Total non-performing loans						$79,564

	December 31, 2015
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
C&I	$1,630,635	$9,380	$31,060	$487	$10,142	$1,681,704
Payroll finance	221,394	—	349	88	—	221,831
Warehouse lending	387,808	—	—	—	—	387,808
Factored receivables	208,162	—	—	—	220	208,382
Equipment financing	627,056	1,088	1,515	—	1,644	631,303
Commercial real estate	2,702,671	7,417	2,521	—	20,742	2,733,351
Multi-family	791,828	2,485	—	—	1,717	796,030
ADC	182,615	—	—	83	3,700	186,398
Residential mortgage	686,445	6,014	897	—	19,680	713,036
Consumer	286,339	4,950	320	16	7,892	299,517
Total portfolio loans	$7,724,953	$31,334	$36,662	$674	$65,737	$7,859,360
Total TDRs included above	$13,047	$654	$—	$—	$8,591	$22,292
Non-performing loans:
Loans 90+ days past due and still accruing						$674
Non-accrual loans						65,737
Total non-performing loans						$66,411

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table provides additional analysis of the Company’s non-accrual loans at June 30, 2016 and December 31, 2015:

	June 30, 2016				December 31, 2015
	Recorded investment Non-accrual loans	Recorded investment PCI(1) non-accrual loans	Recorded investment total non-accrual loans	Unpaid principal balance non-accrual loans	Recorded investment Non-accrual loans	Recorded investment PCI non-accrual loans	Recorded investment total non-accrual loans	Unpaid principal balance non-accrual loans
C&I	$23,126	$4,724	$27,850	$28,018	$4,314	$5,828	$10,142	$10,503
Payroll finance	48	—	48	48	—	—	—	—
Factored receivables	732	—	732	732	220	—	220	220
Equipment financing	2,344	—	2,344	2,344	1,644	—	1,644	1,644
Commercial real estate	17,605	5,908	23,513	27,849	13,119	7,623	20,742	23,678
Multi-family	858	—	858	975	1,717	—	1,717	1,837
ADC	3,933	—	3,933	4,062	3,700	—	3,700	3,829
Residential mortgage	11,383	1,550	12,933	16,132	13,683	5,997	19,680	24,386
Consumer	5,991	834	6,825	8,435	7,315	577	7,892	9,404
Total	$66,020	$13,016	$79,036	$88,595	$45,712	$20,025	$65,737	$75,501

(1) The Company acquired loans for which there was, at acquisition, both evidence of deterioration of credit quality since origination and probability, at acquisition, that all contractually required payments would not be collected. These loans are classified as purchased credit impaired loans (“PCI loans”).

There were no non-accrual warehouse lending loans at June 30, 2016 or December 31, 2015.

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

At June 30, 2016 and December 31, 2015, the recorded investment of residential mortgage loans that were formally in the process of foreclosure was $10,086 and $9,638, respectively, which are included in non-accrual residential mortgage loans above.

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at June 30, 2016:

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
C&I	$26,941	$2,081,434	$53,014	$2,161,389	$—	$15,231	$15,231
Payroll finance	—	211,471	—	211,471	—	1,165	1,165
Warehouse lending	—	429,506	—	429,506	—	652	652
Factored receivables	527	199,996	—	200,523	—	1,585	1,585
Equipment financing	1,976	634,304	—	636,280	—	5,346	5,346
Commercial real estate	16,126	2,811,180	41,239	2,868,545	—	17,523	17,523
Multi-family	851	908,820	4,443	914,114	—	3,463	3,463
ADC	8,521	194,549	4,798	207,868	—	2,042	2,042
Residential mortgage	515	669,989	2,704	673,208	—	4,875	4,875
Consumer	1,497	288,517	1,377	291,391	—	3,983	3,983
Total portfolio loans	$56,954	$8,429,766	$107,575	$8,594,295	$—	$55,865	$55,865

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at December 31, 2015:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
C&I	$3,138	$1,661,163	$17,403	$1,681,704	$—	$13,262	$13,262
Payroll finance	—	221,831	—	221,831	—	1,936	1,936
Warehouse lending	—	387,808	—	387,808	—	589	589
Factored receivables	—	208,382	—	208,382	—	1,457	1,457
Equipment financing	1,017	630,286	—	631,303	—	4,925	4,925
Commercial real estate	13,492	2,669,673	50,186	2,733,351	—	13,861	13,861
Multi-family	1,541	790,017	4,472	796,030	—	2,741	2,741
ADC	8,669	173,065	4,664	186,398	—	2,009	2,009
Residential mortgage	515	705,245	7,276	713,036	—	5,007	5,007
Consumer	—	298,225	1,292	299,517	—	4,358	4,358
Total portfolio loans	$28,372	$7,745,695	$85,293	$7,859,360	$—	$50,145	$50,145

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

The carrying amount of PCI loans is presented in the tables above. At June 30, 2016, the net recorded amount of PCI loans was $107,575, which included $36,976 of C&I loans acquired in the NSBC Acquisition. There was $472 and $272 included in the allowance for loan losses associated with PCI loans at June 30, 2016 and December 31, 2015, respectively.

The following table presents the changes in the balance of the accretable yield discount for PCI loans for the three and six months ended June 30, 2016 and 2015:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$12,522	$724	$11,211	$724
Balances acquired in the NSBC Acquisition	—	—	2,200	—
Accretion of income	(1,124)	—	(2,279)	—
Disposals	—	(50)	—	(50)
Reclassification from non-accretable difference	(91)	—	175	—
Balance at end of period	$11,307	$674	$11,307	$674

Income is not recognized on PCI loans unless the Company can reasonably estimate the cash flows that are expected to be collected over the life of the loan. The balance of PCI loans that were treated under the cost recovery method were $13,016 and $20,025 at June 30, 2016 and December 31, 2015, respectively.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table presents loans individually evaluated for impairment, excluding purchased credit impaired loans, by segment of loans at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Unpaid principal balance	Recorded investment	Unpaid principal balance	Recorded investment
Loans with no related allowance recorded:
C&I	$26,941	$26,941	$3,145	$3,138
Factored receivables	527	527	—	—
Equipment financing	1,976	1,976	1,017	1,017
Commercial real estate	17,336	16,126	15,092	13,492
Multi-family	851	851	1,541	1,541
ADC	8,521	8,521	8,669	8,669
Residential mortgage	515	515	515	515
Consumer	1,497	1,497	—	—
Total	$58,164	$56,954	$29,979	$28,372

At June 30, 2016 and December 31, 2015 there were no payroll finance or warehouse lending loans that were individually evaluated for impairment.

The following tables present the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for the three months ended June 30, 2016 and June 30, 2015:

	For the three months ended
	June 30, 2016			June 30, 2015
	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
Loans with no related allowance recorded:
C&I	$27,033	$6	$—	$4,244	$—	$—
Factored receivables	264	—	—	—	—	—
Equipment financing	1,528	—	—	—	—	—
Commercial real estate	14,536	34	—	13,848	41	—
Multi-family	867	—	—	—	—	—
ADC	8,558	56	—	11,548	57	—
Residential mortgage	515	—	—	515	—	—
Consumer	1,497	—	—	—	—	—
Total	$54,798	$96	$—	$30,155	$98	$—

There were no impaired loans with an allowance recorded at June 30, 2016 or December 31, 2015. For the three months ended June 30, 2016 and 2015, there were no payroll finance or warehouse lending loans that were impaired.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following tables present the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for the six months ended June 30, 2106 and June 30, 2015.

	For the six months ended
	June 30, 2016			June 30, 2015
	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
Loans with no related allowance recorded:
C&I	$20,779	$15	$—	4,217	$—	$—
Factored receivables	132	—	—	—	—	—
Equipment financing	1,195	—	—	—	—	—
Commercial real estate	13,456	104	—	13,820	83	—
Multi-family	875	19	—	—	—	—
ADC	8,595	115	—	11,573	114	—
Residential mortgage	515	—	—	515	—	—
Consumer	1,123	—	—	—	—	—
Total	$46,670	$253	$—	$30,125	$197	$—

For the six months ended June 30, 2016 and 2015, there were no payroll finance or warehouse lending loans that were impaired.

Troubled Debt Restructuring “TDRs”:
The following tables set forth the amounts and past due status of the Company’s TDRs at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
C&I	$1,564	$—	$—	$—	$129	$1,693
Equipment financing	44	—	—	—	—	44
Commercial real estate	2,719	—	—	—	—	2,719
ADC	4,958	—	—	—	3,700	8,658
Residential mortgage	4,582	470	557	—	2,492	8,101
Total	$13,867	$470	$557	$—	$6,321	$21,215

	December 31, 2015
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
C&I	$154	$—	$—	$—	$2,052	$2,206
Equipment financing	338	—	—	—	—	338
Commercial real estate	2,787	—	—	—	—	2,787
ADC	5,107	—	—	—	3,700	8,807
Residential mortgage	4,661	654	—	—	2,839	8,154
Total	$13,047	$654	$—	$—	$8,591	$22,292

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

There were no payroll finance, warehouse lending, factored receivables, multi-family or consumer loans that were TDRs for either period presented above. The Company did not have outstanding commitments to lend additional amounts to customers with loans classified as TDRs as of June 30, 2016 or December 31, 2015.

There was one loan modified as a TDR in the six months ended June 30, 2016. This TDR did not increase the allowance for loan losses and did not result in charge-offs in the six months ended June 30, 2016. There were no loans modified as a TDR during the six months ended June 30, 2015.

The following table presents loans by segment modified as TDRs that occurred during the first six months of 2016 and 2015:

	June 30, 2016			June 30, 2015
		Recorded investment			Recorded investment
	Number	Pre- modification	Post- modification	Number	Pre- modification	Post- modification
Residential mortgage	1	$469	$469	—	—	—

There were no TDRs that were modified during the six months ended June 30, 2016 and 2015 that subsequently defaulted (which is defined as missing three consecutive monthly payments or being over 90 days past due on a scheduled payment).

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

(5) Allowance for Loan Losses

Activity in the allowance for loan losses for the three and six months ended June 30, 2016 and 2015 is summarized below:

	For the three months ended June 30, 2016
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision / (reversal of)	Ending balance
C&I	$14,269	$(429)	$199	$(230)	$1,192	$15,231
Payroll finance	1,546	(28)	28	—	(381)	1,165
Warehouse lending	520	—	—	—	132	652
Factored receivables	1,407	(792)	17	(775)	953	1,585
Equipment financing	5,393	(572)	102	(470)	423	5,346
Commercial real estate	15,770	(100)	53	(47)	1,800	17,523
Multi-family	2,996	(18)	—	(18)	485	3,463
ADC	2,157	—	104	104	(219)	2,042
Residential mortgage	4,850	(209)	1	(208)	233	4,875
Consumer	4,106	(532)	27	(505)	382	3,983
Total allowance for loan losses	$53,014	$(2,680)	$531	$(2,149)	$5,000	$55,865
Annualized net charge-offs to average loans outstanding						0.10%

	For the three months ended June 30, 2015
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision / (reversal of)	Ending balance
C&I	$10,686	$(228)	$163	$(65)	$729	$11,350
Payroll finance	1,900	(59)	—	(59)	(191)	1,650
Warehouse lending	859	—	—	—	404	1,263
Factored receivables	1,172	(146)	9	(137)	461	1,496
Equipment financing	2,691	(438)	96	(342)	896	3,245
Commercial real estate	11,093	(276)	—	(276)	283	11,100
Multi-family	2,290	—	—	—	115	2,405
ADC	2,716	—	—	—	(291)	2,425
Residential mortgage	5,127	—	9	9	(199)	4,937
Consumer	4,350	(821)	24	(797)	893	4,446
Total allowance for loan losses	$42,884	$(1,968)	$301	$(1,667)	$3,100	$44,317
Annualized net charge-offs to average loans outstanding						0.13%

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	For the six months ended June 30, 2016
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision/ (reversal of)	Ending balance
C&I	$13,262	$(918)	$528	$(390)	$2,359	$15,231
Payroll finance	1,936	(28)	32	4	(775)	1,165
Warehouse lending	589	—	—	—	63	652
Factored receivables	1,457	(873)	41	(832)	960	1,585
Equipment financing	4,925	(1,029)	210	(819)	1,240	5,346
Commercial real estate	13,861	(104)	74	(30)	3,692	17,523
Multi-family	2,741	(18)	2	(16)	738	3,463
ADC	2,009	—	104	104	(71)	2,042
Residential mortgage	5,007	(433)	29	(404)	272	4,875
Consumer	4,358	(1,043)	146	(897)	522	3,983
Total allowance for loan losses	$50,145	$(4,446)	$1,166	$(3,280)	$9,000	$55,865
Annualized net charge-offs to average loans outstanding						0.08%

	For the six months ended June 30, 2015
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision/ (reversal of)	Ending balance
C&I	$11,027	$(1,070)	$264	$(806)	$1,129	$11,350
Payroll finance	1,506	(362)	11	(351)	495	1,650
Warehouse lending	608	—	—	—	655	1,263
Factored receivables	1,205	(218)	28	(190)	481	1,496
Equipment financing	2,569	(591)	268	(323)	999	3,245
Commercial real estate	10,121	(338)	16	(322)	1,301	11,100
Multi-family	2,111	(17)	—	(17)	311	2,405
ADC	2,987	—	9	9	(571)	2,425
Residential mortgage	5,843	(181)	11	(170)	(736)	4,937
Consumer	4,397	(1,163)	76	(1,087)	1,136	4,446
Total allowance for loan losses	$42,374	$(3,940)	$683	$(3,257)	$5,200	$44,317
Annualized net charge-offs to average loans outstanding						0.13%

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following analysis presents the allowance for loan losses to originated loans as of June 30, 2016 and December 31, 2015.

	June 30, 2016
Originated:	Pass	Special mention	Substandard	Doubtful	Loss	Total
C&I	$1,569,233	$10,702	$32,475	$323	$—	$1,612,733
Payroll finance	211,251	165	55	—	—	211,471
Warehouse lending	429,506	—	—	—	—	429,506
Factored receivables	199,791	—	732	—	—	200,523
Equipment financing	564,506	1,232	2,713	—	—	568,451
Commercial real estate	2,350,612	11,687	26,793	—	—	2,389,092
Multi-family	733,637	1,921	857	—	—	736,415
ADC	174,606	1,654	7,198	—	—	183,458
Residential mortgage	445,155	1,936	12,065	—	—	459,156
Consumer	194,419	432	7,252	7	—	202,110
Total originated loans	$6,872,716	$29,729	$90,140	$330	$—	$6,992,915
Allowance for loan losses	$50,252	$907	$4,458	$248	$—	$55,865
As a % of originated loans	0.73%	3.05%	4.95%	75.15%	—%	0.80%

In purchase accounting, the prior allowance for loan losses is not carried over, and in place, the Company is required to estimate the fair value of loans acquired, which is included as a purchase discount within the acquired loan discount. The following analysis presents the remaining purchase accounting marks to acquire loan portfolios as of June 30, 2016 and December 31, 2015.

	June 30, 2016
Acquired loans:	Pass	Special mention	Substandard	Doubtful	Loss	Total
C&I	$498,979	$42,785	$6,892	$—	$—	$548,656
Equipment financing	67,829	—	—	—	—	67,829
Commercial real estate	433,597	19,903	25,953	—	—	479,453
Multi-family	172,067	5,632	—	—	—	177,699
ADC	18,112	5,500	798	—	—	24,410
Residential mortgage	212,264	—	1,788	—	—	214,052
Consumer	89,120	161	—	—	—	89,281
Total loans subject to purchase accounting marks	$1,491,968	$73,981	$35,431	$—	$—	$1,601,380
Remaining purchase accounting mark	$35,432	$2,600	$1,725	$—	$—	$39,757
As a % of acquired loans	2.37%	3.51%	4.87%	—%	—%	2.48%

Total portfolio loans	$8,364,684	$103,710	$125,571	$330	$—	$8,594,295

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	December 31, 2015
Originated:	Pass	Special mention	Substandard	Doubtful	Loss	Total
C&I	$1,356,685	$11,041	$29,621	$445	$—	$1,397,792
Payroll finance	221,735	—	96	—	—	221,831
Warehouse lending	387,808	—	—	—	—	387,808
Factored receivables	206,814	—	1,568	—	—	208,382
Equipment financing	512,314	460	1,644	—	—	514,418
Commercial real estate	2,002,638	9,361	24,104	—	—	2,036,103
Multi-family	550,438	—	1,717	—	—	552,155
ADC	118,552	1,575	7,236	—	—	127,363
Residential mortgage	419,534	897	13,497	—	—	433,928
Consumer	195,684	407	7,167	268	—	203,526
Total originated loans	$5,972,202	$23,741	$86,650	$713	$—	$6,083,306
Allowance for loan losses	$43,925	$884	$4,801	$535	$—	$50,145
As a % of originated loans	0.74%	3.72%	5.54%	75.04%	—%	0.82%

	December 31, 2015
Acquired loans:	Pass	Special mention	Substandard	Doubtful	Loss	Total
C&I	$267,541	$9,724	$6,647	$—	$—	$283,912
Equipment financing	116,885	—	—	—	—	116,885
Commercial real estate	645,951	23,111	28,186	—	—	697,248
Multi-family	237,948	5,927	—	—	—	243,875
ADC	52,775	5,500	760	—	—	59,035
Residential mortgage	272,336	—	6,772	—	—	279,108
Consumer	95,341	—	650	—	—	95,991
Total loans subject to purchase accounting marks	$1,688,777	$44,262	$43,015	$—	$—	$1,776,054
Remaining purchase accounting mark	$37,351	$1,649	$2,383	$—	$—	$41,383
As a % of acquired loans	2.21%	3.73%	5.54%	—%	—%	2.33%

Total portfolio loans	$7,661,198	$68,003	$129,665	$713	$—	$7,859,579

Credit Quality Indicators
As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators, including trends related to (i) the weighted-average risk grade of commercial loans; (ii) the level of classified commercial loans; (iii) the delinquency status of residential mortgage and consumer loans (home equity lines of credit (“HELOC”) and other consumer loans); (iv) net charge-offs; (v) non-performing loans (see details above); and (vi) the general economic conditions in the greater New York metropolitan region. The Bank analyzes loans individually by classifying the loans by credit risk, except residential mortgage loans, HELOC and other consumer loans, which are evaluated on a homogeneous pool basis unless the loan balance is greater than $500. This analysis is performed at least quarterly on all criticized/classified loans. The Bank uses the following definitions of risk ratings:

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

6 - This grade includes loans to borrowers where there is evidence of some strain, earnings are inconsistent and volatile, and the borrowers’ outlook is uncertain. Generally, such borrowers have higher leverage than those with a better risk rating. These borrowers typically have limited access to alternative sources of bank debt and may be dependent upon debt funding for working capital support.

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

9 - Doubtful (OCC definition) - These loans have all the weakness inherent in one classified as “Substandard” with the added characteristics that the weakness makes collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but, because of certain important and reasonably specific pending factors which may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include a proposed merger, acquisition, or liquidating procedures, capital injection, perfecting liens or additional collateral and refinancing plans.

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

Loans that are risk-rated 1 through 6 as defined above are considered to be pass-rated loans. As of June 30, 2016 and December 31, 2015, the risk category of gross loans by segment was as follows:

	June 30, 2016			December 31, 2015
	Special mention	Substandard	Doubtful	Special mention	Substandard	Doubtful
C&I	$53,487	$39,367	$323	$20,765	$36,268	$445
Payroll finance	165	55	—	—	96	—
Factored receivables	—	732	—	—	1,568	—
Equipment financing	1,232	2,713	—	460	1,644	—
Commercial real estate	31,590	52,746	—	32,472	52,290	—
Multi-family	7,553	857	—	5,927	1,717	—
ADC	7,154	7,996	—	7,075	7,996	—
Residential mortgage	1,936	13,853	—	897	20,269	—
Consumer	593	7,252	7	407	7,817	268
Total	$103,710	$125,571	$330	$68,003	$129,665	$713

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

There were no criticized or classified warehouse lending loans for the periods presented. There were no loans rated “loss” at June 30, 2016 and December 31, 2015. Included in C&I loans rated special mention at June 30, 2016 were $34,182 of loans acquired in the NSBC Acquisition.

(6) Goodwill and Other Intangible Assets

The balance of goodwill and other intangible assets for the periods presented were as follows:

	June 30,	December 31,
	2016	2015
Goodwill	$696,600	$670,699
Other intangible assets:
Core deposits	$41,624	$45,794
Customer lists	8,665	7,959
Non-compete agreements	1,595	2,925
Trade name	20,500	20,500
Fair value of below market leases	141	189
Total	$72,525	$77,367

The increase in goodwill at June 30, 2016 compared to December 31, 2015 was due to the NSBC Acquisition. See Note 2. “Acquisitions” for additional information.

The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2016 was as follows:

Amortization expense
Remainder of 2016	$6,172
2017	8,838
2018	7,285
2019	6,074
2020	5,428
2021	5,022
Thereafter	13,206
Total	$52,025

(7) Deposits

Deposit balances at June 30, 2016 and December 31, 2015 were summarized as follows:

	June 30,	December 31,
	2016	2015
Non-interest bearing demand	$3,146,504	$2,936,980
Interest bearing demand	2,269,787	1,274,417
Savings	783,187	943,632
Money market	2,998,291	2,819,788
Certificates of deposit	587,787	605,190
Total deposits	$9,785,556	$8,580,007
Municipal deposits totaled $1,184,231 and $1,140,206 at June 30, 2016 and December 31, 2015, respectively. See Note 3. “Securities” for the amount of securities that were pledged as collateral for municipal deposits and other purposes.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

Brokered deposits at June 30, 2016 and December 31, 2015 were summarized as follows:

	June 30,	December 31,
	2016	2015
Interest bearing	$216,939	$—
Money market	171,588	152,180
Reciprocal brokered deposits	178,799	169,958
CDARs[1] one way	—	106,647
Total brokered deposits	$567,326	$428,785
1 CDARs (Certificate of deposit account registry service)

(8) Borrowings

The Company’s borrowings and weighted average interest rates were summarized as follows for the periods presented:

	June 30,		December 31,
	2016		2015
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB borrowings	$1,074,492	1.00%	$1,409,885	1.32%
Other borrowings (repurchase agreements)	28,202	0.98	16,566	0.55
Senior notes	99,099	5.98	98,893	5.98
Subordinated notes	108,161	5.47	—	—
Total borrowings	$1,309,954	1.74%	$1,525,344	1.61%
By remaining period to maturity:
Less than one year	$697,694	0.79%	$999,222	0.69%
One to two years	145,000	1.13	295,000	3.19
Two to three years	259,099	0.91	228,893	3.57
Three to four years	50,000	1.38	—	—
Four to five years	50,000	1.68	—	—
Greater than five years	108,161	5.47	2,229	4.92
Total borrowings	$1,309,954	1.74%	$1,525,344	1.61%

FHLB borrowings. As a member of the FHLB, the Bank may borrow up to a discounted percentage of the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of June 30, 2016 and December 31, 2015, the Bank had total residential mortgage and commercial real estate loans pledged after discount of $2,237,263 and $2,050,982, respectively. In addition to the pledged mortgages, the Bank had also pledged securities to secure borrowings, which are disclosed in Note 3. “Securities.” As of June 30, 2016, the Bank had unused borrowing capacity at the FHLB of $1,346,347 and may increase its borrowing capacity by pledging securities not required to be pledged for other purposes with a collateral value of approximately $1,360,789.

FHLB borrowings included $200,000 at December 31, 2015 that were putable quarterly at the discretion of the FHLB. These borrowings had a weighted average remaining term to the contractual maturity dates of approximately 1.31 years at December 31, 2015 and a weighted average interest rate of 4.23%. The Company redeemed these borrowings on March 31, 2016, together with $20,000 of other borrowings with an interest rate of 3.57%. The Company incurred a loss on extinguishment of debt associated with these repayments of $8,716, which is included in non-interest expense in the consolidated statements of operations.

Other borrowings (repurchase agreements). The Bank enters into sales of securities under agreements to repurchase. These repurchase agreements facilitate the needs of our customers and a portion of our secured short-term funding needs. Securities sold under agreements to repurchase at June 30, 2016 and December 31, 2015 are secured short-term borrowings that mature in one to 45 days and are generally renewed on a continuous basis. Repurchase agreements are stated at the amount of cash received in connection with these transactions. The securities pledged under these repurchase agreements fluctuate in value due to market conditions. The

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

Senior Notes. On July 2, 2013, the Company issued $100,000 principal amount of 5.50% fixed rate senior notes (the “Senior Notes”) through a private placement at a discount of 1.75%. The cost of issuance was $303, and at June 30, 2016 and December 31, 2015 the unamortized discount was $901 and $1,107, respectively, which will be accreted to interest expense over the life of the Senior Notes, resulting in an effective yield of 5.98%. Interest is due semi-annually in arrears on January 2 and July 2 until maturity on July 2, 2018.

Subordinated Notes. On March 29, 2016, the Bank issued $110,000 principal amount of 5.25% fixed-to-floating rate subordinated notes (the “Subordinated Notes”) through a private placement at a discount of 1.25%. The cost of issuance was $500, and at June 30, 2016 the unamortized discount was $1,839, which will be accreted to interest expense over the life of the subordinated notes, resulting in an effective yield of 5.47%. Interest is due semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2016, until April 1, 2021. From and including April 1, 2021, the Subordinated Notes will bear interest at a floating rate per annum equal to three-month LIBOR plus 3.937%, payable quarterly on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2021, through maturity on April 1, 2026 or earlier redemption. The Subordinated Notes are redeemable by the Bank, in whole or in part, on April 1, 2021 and each interest payment date thereafter. The Subordinated Notes are redeemable in whole at any time upon certain specified events. The Subordinated Notes are unsecured, subordinated obligations of the Bank and are subordinated in right of payment to all of the Bank’s existing and future senior indebtedness, including claims of depositors and general creditors. The Subordinated Notes qualify as Tier 2 capital for regulatory purposes, see Note 15. “Stockholders’ Equity,” for additional information.

Revolving line of credit. On June 28, 2016, the Company amended its revolving line of credit facility (the “Credit Facility”), and increased the maximum amount available from $15,000 to $25,000. The Credit Facility, which is with another financial institution, matures on September 5, 2016. The balance was zero at June 30, 2016 and December 31, 2015. The use of proceeds are for general corporate purposes. The Credit Facility and accrued interest is payable at maturity, and the Company is required to maintain a zero balance for at least 30 days during its term. Loans under the Credit Facility bear interest at one-month LIBOR plus 1.25%. Under the terms of the Credit Facility, the Company and the Bank must maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. The Company and the Bank were in compliance with all requirements of the Credit Facility at June 30, 2016.

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

The Company pledged cash of $1,525 and investment securities with a fair value of $5,973 as of June 30, 2016 as collateral for the swaps with another financial institution. The Company may need to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

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

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

Summary information as of June 30, 2016 and December 31, 2015 regarding these derivatives is presented below:

	Notional amount	Average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
June 30, 2016
3rd party interest rate swap	$185,342	5.70	3.91	1 m Libor + 2.27	$7,498
Customer interest rate swap	(185,342)	5.70	3.91	1 m Libor + 2.27	(7,498)
December 31, 2015
3rd party interest rate swap	87,094	5.44	4.09	1 m Libor + 2.15	1,839
Customer interest rate swap	(87,094)	5.44	4.09	1 m Libor + 2.15	(1,839)

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Income (loss) before income tax expense	$56,182	$(11,328)	$92,191	$13,526
Tax at Federal statutory rate of 35%	19,664	(3,965)	32,267	4,735
State and local income taxes, net of Federal tax benefit	2,992	(220)	4,985	655
Tax-exempt interest, net of disallowed interest	(1,958)	(1,190)	(3,792)	(2,174)
Bank owned life insurance income	(430)	(440)	(875)	(691)
Non-deductible acquisition related costs	—	560	—	700
Low income housing tax credits	(180)	(54)	(234)	(108)
Other, net	(1,676)	1,627	(1,696)	1,279
Actual income tax expense (benefit)	$18,412	$(3,682)	$30,655	$4,396
Effective income tax rate	32.8%	32.5%	33.3%	32.5%

Net deferred tax assets totaled $12,189 at June 30, 2016 and $31,079 at December 31, 2015. No valuation allowance was recorded against deferred tax assets at June 30, 2016, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of other non-interest expense. Such amounts were not material during the reported periods.

The Company is generally no longer subject to examination by Federal, state and local taxing authorities for fiscal years prior to September 30, 2012.
(11) Stock-Based Compensation

The Company has active stock-based compensation plans, as described below.

The Company’s stockholders approved the 2015 Omnibus Equity and Incentive Plan (the “2015 Plan”) on May 28, 2015. The 2015 Plan permits the grant of stock options, stock appreciation rights, restricted stock (both time-based and performance-based), restricted stock units, deferred stock and other stock-based awards. The total number of shares that may be awarded under the 2015 Plan is 2,800,000 shares plus the remaining shares available for grant under the stockholder approved 2014 Stock Incentive Plan (the “2014 Plan”) as of the adoption of the 2015 Plan. At June 30, 2016, there were in aggregate 3,632,934 shares available for future grant under the 2015 Plan.

The approval of the 2015 Plan resulted in the termination of the 2014 Plan. Awards granted under the 2014 Plan that were outstanding as of May 28, 2015 will continue to be governed by the 2014 Plan document; however, no future grants will be made under the 2014 Plan.

Under the 2015 Plan, one share is deducted from the 2015 Plan for every share that is awarded and delivered under the 2015 Plan.

Restricted stock awards are granted with a fair value equal to the market price of the Company’s common stock at the date of grant. Stock option awards are granted with a strike price that is equal to the market price of the Company’s stock at the date of grant. The awards generally vest in equal installments annually on the anniversary date and have total vesting periods ranging from 1 to 5 years and stock options having 10-year contractual terms.

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

In connection with the Provident Merger, the Company granted 104,152 options at an exercise price of $14.25 per share pursuant to a Registration Statement on Form S-8 under which the Company assumed all outstanding fully-vested Legacy Sterling stock options, which expire March 15, 2017. The Company also granted 95,991 shares under the Sterling Bancorp 2013 Employment Inducement Award Plan to certain executive officers of Legacy Sterling. In addition, the Company issued 255,973 shares of restricted stock from shares available under a prior plan to certain executives of Legacy Sterling. The weighted average grant date fair value under both of these plans was $11.72 per share, and the restricted stock awards vest in equal annual installments on the anniversary date over a three-year period.

The following table summarizes the activity in the Company’s active stock-based compensation plans for the six months ended June 30, 2016:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at January 1, 2016	4,125,665	726,800	$13.36	1,586,572	$10.95
Granted	(492,731)	492,731	14.21	—	—
Stock awards vested	—	(46,167)	—	—	—
Exercised	—	—	—	(165,055)	10.76
Forfeited	57,678	(5,531)	10.93	(38,261)	13.23
Canceled/expired	(57,678)	—	—	—	—
Balance at June 30, 2016	3,632,934	1,167,833	$14.26	1,383,256	$10.91
Exercisable at June 30, 2016				1,013,767	$10.20

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $6,629 and $5,574, respectively, at June 30, 2016.

The Company uses an option pricing model to estimate the grant date fair value of stock options granted. There were no stock options granted during the six months ended June 30, 2016. There were 15,000 stock options granted during the six months ended June 30, 2015. The weighted average estimated value per option granted was $2.08 for the six months ended June 30, 2015.

The fair value of options granted during the second quarter of 2015 was determined using the following weighted average assumptions as of the grant date. There were no options granted during the six months ended June 30, 2016:

For the six months
ended June 30,
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

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense associated with stock options and non-vested stock awards and the related income tax benefit are presented below:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2016	2015	2016	2015
Stock options	$125	$258	$251	$539
Non-vested stock awards/performance units	1,622	869	3,036	1,697
Total	$1,747	$1,127	$3,287	$2,236
Income tax benefit	573	366	1,095	727
Proceeds from stock option exercises	755	269	1,265	2,745

Unrecognized stock-based compensation expense as of June 30, 2016 was as follows:

June 30, 2016
Stock options	$401
Non-vested stock awards/performance units	11,363
Total	$11,764

The weighted average period over which unrecognized stock options expense is expected to be recognized is 1.09 years. The weighted average period over which unrecognized non-vested stock awards/performance units expense is expected to be recognized is 2.05 years.

(12) Pension and Other Post Retirement Plans

Net pension (benefit) expense and other post-retirement expense is comprised of the following for the periods presented below:

	Pension plan		Other post retirement plans
	For the three months ended		For the three months ended
	June 30,		June 30,
	2016	2015	2016	2015
Service cost	$—	$—	$—	$1
Interest cost	—	589	105	120
Expected return on plan assets	—	(729)	—	—
Net amortization and deferral	—	91	20	40
Total pension (benefit) expense and other post-retirement expense	$—	$(49)	$125	$161

	Pension plan		Other post retirement plans
	For the six months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Service cost	$—	$—	$—	$3
Interest cost	—	1,177	209	239
Expected return on plan assets	—	(1,458)	—	—
Net amortization and deferral	—	182	32	77
Total pension (benefit) expense and other post-retirement expense	$—	$(99)	$241	$319
Net pension (benefit) expense and other post-retirement expense is included as a component of compensation and benefits in the consolidated statements of operations.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The Company incurred no pension plan expense in the three or six months ended June 30, 2016, as the Company terminated the Sterling National Bank / Sterling Bancorp Defined Benefit Pension Plan (the “Plan”) in October 2015. After settlement of all Plan obligations, a pension reversion asset of $10,972 and $11,442 (recorded in other assets in the consolidated balance sheets) at June 30, 2016 and December 31, 2015, respectively, is held in custody by the Company’s 401(k) plan custodian and will be charged to earnings over the next five to seven years as it is distributed to employees under qualified compensation and benefit programs.

The Company’s other post retirement plans include a non-qualified Supplemental Executive Retirement Plan (“SERP”) that provides certain officers and executives with supplemental retirement benefits. The Company contributed $53 to fund SERP benefits during the six months ended June 30, 2016 and 2015. Total post retirement plan liabilities were $11,897 and $11,733 at June 30, 2016 and December 31, 2015, respectively, and are included in other liabilities in the consolidated balance sheets.

(13) Other Non-interest Expense

Other non-interest expense items for the three and six months ended June 30, 2016 and 2015, respectively, are presented in the following table. Components exceeding 1% of the aggregate of total net interest income and total non-interest income are presented separately.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Other non-interest expense:
Advertising and promotion	$985	$596	$1,536	$1,072
Professional fees	2,607	2,096	5,080	4,013
Data and check processing	2,261	1,568	4,015	3,716
Insurance & surety bond premium	897	481	1,682	1,129
Charge for asset write-downs	2,485	28,055	2,485	29,026
Other	2,430	3,786	10,081	7,449
Total other non-interest expense	$11,665	$36,582	$24,879	$46,405

(14) Earnings Per Common Share

The following is a summary of the calculation of earnings per share (“EPS”):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$37,770	$(7,646)	$61,536	$9,130
Weighted average common shares outstanding for computation of basic EPS	130,081,465	91,565,972	129,953,397	89,712,796
Common-equivalent shares due to the dilutive effect of stock options and unvested performance share grants(1)	607,264	384,804	568,624	386,992
Weighted average common shares for computation of diluted EPS	130,688,729	91,950,776	130,522,021	90,099,788
Earnings per common share:
Basic	$0.29	$(0.08)	$0.47	$0.10
Diluted	0.29	(0.08)	0.47	0.10
Weighted average common shares that could be exercised that were anti-dilutive for the period(2)	—	117,537	—	115,227
(1) Represents incremental shares computed using the treasury stock method.
(2) Anti-dilutive shares are not included in determining diluted earnings per share; there were no anti-dilutive shares in the three months or six months ended June 30, 2016.

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
The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital (as defined in the regulations), Tier 1 capital (as defined in the regulations) and Total capital (as defined in the regulations) to risk-weighted assets (as defined, “RWA”), and of Tier 1 capital to adjusted quarterly average assets (as defined in the regulations) (the “Tier 1 leverage ratio”).

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

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital (as defined in the regulations) for both the Bank and the Company includes a permissible portion of the allowance for loan losses and $108,161 and $99,342 of the Subordinated Notes, respectively. During the final five years of the term of the Subordinated Notes the permissible portion eligible for inclusion in Tier 2 capital decreases by 20% annually. See Note 8. “Borrowings.”

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

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and is being phased-in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank.

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

The following tables present actual and required capital ratios as of June 30, 2016 and December 31, 2015 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

as of June 30, 2016 and December 31, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III phase-in schedule		Minimum capital required - Basel III fully phased-in		Required to be considered well- capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
June 30, 2016
Common equity tier 1 to RWA:
Sterling National Bank	$1,057,550	10.70%	$506,928	5.125%	$691,715	7.00%	$642,307	6.50%
Sterling Bancorp	1,001,414	10.13	507,051	5.125	691,882	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	1,057,550	10.70%	655,153	6.625%	839,940	8.50%	790,532	8.00%
Sterling Bancorp	1,001,414	10.13	655,311	6.625	840,143	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	1,222,125	12.37%	852,786	8.625%	1,037,573	10.50%	988,164	10.00%
Sterling Bancorp	1,157,169	11.71	852,992	8.625	1,037,823	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	1,057,550	8.84	478,660	4.000	478,660	4.00	598,325	5.00%
Sterling Bancorp	1,001,414	8.36	479,348	4.000	479,348	4.00	N/A	N/A

	Actual		Minimum capital required - Basel III phase-in schedule		Minimum capital required - Basel III fully phased-in		Required to be considered well- capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2015
Common equity tier 1 to RWA:
Sterling National Bank	$1,053,527	11.45%	$413,951	4.50%	$643,923	7.00%	$597,929	6.50%
Sterling Bancorp	988,174	10.74	414,047	4.50	644,073	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	1,053,527	11.45%	551,934	6.00%	781,907	8.50%	735,912	8.00%
Sterling Bancorp	988,174	10.74	552,063	6.00	782,089	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	1,104,221	12.00%	735,912	8.00%	965,885	10.50%	919,891	10.00%
Sterling Bancorp	1,038,868	11.29	736,084	8.00	966,110	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	1,053,527	9.65%	436,678	4.00%	436,678	4.00%	545,848	5.00%
Sterling Bancorp	988,174	9.03	437,629	4.00	437,629	4.00	N/A	N/A

The Bank and the Company are subject to the regulatory capital requirements administered by the Federal Reserve, and, for the Bank, the Office of the Comptroller of the Currency. Regulatory authorities can initiate certain mandatory actions if the Bank or the Company fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. As of June 30, 2016, management believes that the Bank and the Company meet all capital adequacy requirements to which they are subject.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

(b) Dividend Restrictions
The Company is mainly dependent upon dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that fiscal year combined with the retained net profits for the preceding two fiscal years. Under the foregoing dividend restrictions and while maintaining its “well-capitalized” status, at June 30, 2016, the Bank had capacity to pay aggregate dividends of up to $90,054 to the Company without prior regulatory approval.

(c) Capital Raise
On February 11, 2015, the Company completed a public offering of 6.9 million shares of common stock at an offering price of $13.00 per share for gross proceeds of approximately $89,700, and net proceeds, after underwriting discounts, commissions and other costs of issuance, of $85,059.

(d) Stock Repurchase Plans
From time to time, the Company’s Board of Directors has authorized stock repurchase plans. The Company has 776,713 shares that are available to be purchased under a previously announced stock repurchase program. There were no shares repurchased under the repurchase program during the six months ended June 30, 2016 or June 30, 2015.

(e) Liquidation Rights
Upon completion of a second-step conversion in January 2004, the Bank established a special “liquidation account” in accordance with Office of the Comptroller of the Currency regulations. The account was established for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders (as defined in the plan of conversion) in an amount equal to the greater of (i) the Mutual Holding Company’s (as defined in the plan of conversion) ownership interest in the retained earnings of the Bank as of the date of its latest balance sheet contained in the prospectus; or (ii) the retained earnings of the Bank at the time that the Bank reorganized into the Mutual Holding Company in 1999. Each Eligible Account Holder and Supplemental Eligible Account Holder that continues to maintain his or her deposit account at the Bank would be entitled, in the event of a complete liquidation of the Bank, to a pro rata interest in the liquidation account prior to any payment to the stockholders of the Company. The liquidation account is reduced annually on September 30 to the extent that Eligible Account Holders and Supplemental Eligible Account Holders have reduced their qualifying deposits as of each anniversary date. At June 30, 2016, the liquidation account had a balance of $13,300. Subsequent increases in deposits do not restore such account holder’s interest in the liquidation account. The Bank may not pay cash dividends or make other capital distributions if the effect thereof would reduce its stockholders’ equity below the amount of the liquidation account.

(f) Impact of the HVB Merger
On June 30, 2015, the Company completed the HVB Merger. In connection with the HVB Merger, the Company issued 38.5 million common shares to HVHC shareholders, which resulted in an increase of $563,613 in stockholders’ equity.

(16) Commitments and Contingencies

(a) Off-Balance Sheet Financial Instruments
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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes.  Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Company would be entitled to seek recovery from the customer. Based on the Company’s credit risk exposure assessment of its standby letter of credit arrangements, the arrangements contain security and debt covenants similar to those contained in loan agreements.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The contractual or notional amounts of these instruments, which reflect the extent of the Company’s involvement in particular classes of off-balance sheet financial instruments, are summarized as follows:

	June 30,	December 31,
	2016	2015
Loan origination commitments	$228,421	$269,636
Unused lines of credit	857,008	660,915
Letters of credit	111,787	102,930

(b) Lease Commitments
The Company leases certain premises and equipment under operating leases with terms expiring through January 2034. Included in occupancy and office operations expense was net rent expense of $2,422 and $1,728 during the three months ended June 30, 2016 and 2015, respectively, and net rent expense of $5,721 and $3,305 for the six months ended June 30, 2016 and 2015, respectively. Future minimum lease payments due under non-cancelable operating leases at June 30, 2016 were as follows:

Remainder of 2016	$5,541
2017	10,326
2018	9,407
2019	6,848
2020	5,405
2021	5,001
2022 and thereafter	20,319
$62,847

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

There can be no assurance as to the ultimate outcome of a legal proceeding; however, the Company and the Bank have generally denied liability in all significant litigation pending against them and intend to defend vigorously each case, other than matters that are determined appropriate to be settled. The Company and the Bank accrue a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims.

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

As of June 30, 2016, we do not believe any of our securities are OTTI; however, we review all of our securities on at least a quarterly basis to assess whether impairment, if any, is OTTI.

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

A summary of assets and liabilities at June 30, 2016 measured at estimated fair value on a recurring basis was as follows:

	June 30, 2016
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS(1):
Agency-backed	$1,215,975	$—	$1,215,975	$—
CMO(2)/Other MBS	69,167	—	69,167	—
Total residential MBS	1,285,142	—	1,285,142	—
Other securities:
Federal agencies	83,987	—	83,987	—
Corporate	69,783	—	69,783	—
State and municipal	165,310	—	165,310	—
Other	8,791	—	8,791	—
Total other securities	327,871	—	327,871	—
Total available for sale securities	1,613,013	—	1,613,013	—
Swaps	7,498	—	7,498	—
Total assets	$1,620,511	$—	$1,620,511	$—
Liabilities:
Swaps	$7,498	$—	$7,498	$—
Total liabilities	$7,498	$—	$7,498	$—

(1) Residential mortgage-backed securities (“MBS”) are debt securities whose cash flows come from residential loans, such as mortgages and home-equity loans. A residential MBS is comprised of a pool of mortgage loans created by financial institutions including governmental agencies. The cash flows from each of the mortgage loans included in the pool are structured through a special purpose entity into various classes and tranches, which then issue securities backed by those cash flows to investors.

(2)  Collateralized Mortgage Obligations (“CMOs”) are debt securities that are collateralized by a specific pool of residential mortgage loans, in which the issuer of the CMOs can direct the payments of principal and interest received on the underlying collateral to achieve specific investor cash flow objectives.  The Bank generally acquires planned-amortization class securities and CMOs with a sequential pay structure in order to manage the duration and extension risk inherent in these securities.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

A summary of assets and liabilities at December 31, 2015 measured at estimated fair value on a recurring basis was as follows:

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

The Company may record adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. These adjustments also include certain impairment amounts for collateral dependent loans calculated in accordance with FASB ASC Topic 310 – Receivables when establishing the allowance for loan losses. Impairment amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated impairment amount applicable to that loan does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable by market participants. However, due to the substantial judgment applied and limited volume of activity as compared to other assets, fair value of the underlying collateral is based on Level 3 inputs. Estimates of fair value used for collateral supporting commercial loans generally are based on assumptions not observable in the market place and are also based on Level 3 inputs. Impaired loans are evaluated on at least a quarterly basis for additional impairment and their carrying values are adjusted as needed. Loans subject to non-recurring fair value measurements were $56,954 and $28,372 at June 30, 2016 and December 31, 2015, respectively. Changes in fair value recognized as a charge-off on loans held by the Company were $0 and $280 for the six months ended June 30, 2016 and 2015, respectively.

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

A summary of the two classes with impaired loans at June 30, 2016 measured at estimated fair value on a non-recurring basis was the following:

	June 30, 2016
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial real estate	5,065	—	—	5,065
Total impaired loans measured at fair value	$5,065	$—	$—	$5,065

A summary of the class of impaired loans at December 31, 2015 measured at estimated fair value on a non-recurring basis was the following:

	December 31, 2015
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial real estate	$3,218	$—	$—	$3,218
Total impaired loans measured at fair value	$3,218	$—	$—	$3,218

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

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing rights. In accordance with FASB ASC Topic 860 - Transfers and Servicing, the Company must record impairment charges on a non-recurring basis, when the carrying value exceeds the estimated fair value. To estimate the fair value of servicing rights, the Company utilizes a third-party valuation provider which, on a quarterly basis, considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights. Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds. The determination of fair value of servicing rights relies upon Level 3 inputs. The fair value of mortgage servicing rights at June 30, 2016 and December 31, 2015 were $1,064 and $1,204, respectively.

Assets Taken in Foreclosure of Defaulted Loans
Assets taken in foreclosure of defaulted loans are initially recorded at fair value less costs to sell when acquired, which establishes a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less costs to sell and are primarily comprised of commercial and residential real estate property and, upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset. The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between comparable sales and income data available. The fair value is derived using Level 3 inputs. Appraisals are reviewed by the Company’s credit department, external loan review consultant and verified by officers in the Company’s credit administration area. Assets taken in foreclosure of defaulted loans and facilities held for sale subject to non-recurring fair value measurement were $16,590 and $14,614 at June 30, 2016 and December 31, 2015, respectively. There were $582 and $0 of write-downs related to changes in fair value for those foreclosed assets held by the Company during the six months ended June 30, 2016 and June 30, 2015, respectively.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

Significant Unobservable Inputs to Level 3 Measurements
The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets at June 30, 2016:

Non-recurring fair value measurements	Fair value	Valuation technique	Unobservable input / assumptions	Range (1) (weighted average)
Impaired loans:
Commercial real estate	5,065	Appraisal	Adjustments for comparable properties	22.0% (22.0%)
Assets taken in foreclosure:
Residential mortgage	5,227	Appraisal	Adjustments by management to reflect current conditions/selling costs	10.0% - 22.0% (21.6%)
Commercial real estate(2)	6,564	Appraisal	Adjustments by management to reflect current conditions/selling costs	10.0% - 22.0% (22.0%)
ADC	4,312	Appraisal	Adjustments by management to reflect current conditions/selling costs	10.0% - 22.0% (22.0%)
Mortgage servicing rights	1,064	Discounted cash flow	Discount rates	8.5% - 11.5% (9.7%)
		Discounted cash flow	Prepayment speeds	100 - 2086 (203)
(1) Represents range of discount factors applied to the appraisal to determine fair value. The amounts used for mortgage servicing rights are discounts applied by a third-party valuation provider, which the Company believes are appropriate.

(2) Excludes $487 of commercial properties that are former financial centers that were closed and are now held for sale. These assets were not taken in foreclosure and their fair value is determined by third-party appraisals and our internal assessment of the market for this type of real estate.

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

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of June 30, 2016:

	June 30, 2016
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$258,326	$258,326	$—	$—
Securities available for sale	1,613,013	—	1,613,013	—
Securities held to maturity	1,367,046	—	1,413,618	—
Portfolio loans, net	8,538,430	—	—	8,595,755
Loans held for sale	57,249	—	57,249	—
Accrued interest receivable on securities	13,493	—	13,493	—
Accrued interest receivable on loans	21,613	—	—	21,613
FHLB stock and FRB stock	102,855	—	—	—
Swaps	7,498	—	7,498	—
Financial liabilities:
Non-maturity deposits	(9,197,769)	(9,197,769)	—	—
Certificates of deposit	(587,787)	—	(588,713)	—
FHLB borrowings	(1,074,492)	—	(1,077,180)	—
Other borrowings	(28,202)	—	(28,196)	—
Senior notes	(99,099)	—	(103,826)	—
Subordinated notes	(108,161)	—	(111,562)	—
Mortgage escrow funds	(14,283)	—	(14,279)	—
Accrued interest payable on deposits	(595)	—	(595)	—
Accrued interest payable on borrowings	(5,149)	—	(5,149)	—
Swaps	(7,498)	—	(7,498)	—

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

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

The following paragraphs summarize the principal methods and assumptions used by the Company to estimate the fair value of the Company’s financial instruments:

Loans
The estimated fair value approximates the carrying value for variable-rate loans that reprice frequently and with no significant change in credit risk. The fair value of fixed-rate loans and variable-rate loans which reprice on an infrequent basis is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality. An overall valuation adjustment is made for specific credit risks, as well as general portfolio credit risk.

FHLB Stock and FRB Stock
The redeemable carrying amount of these securities with limited marketability approximates their fair value.

Deposits and Mortgage Escrow Funds
In accordance with FASB Codification Topic 825 - Financial Instruments, deposits with no stated maturity (such as demand, money market and savings deposits) are assigned fair values equal to the carrying amounts payable on demand. Certificates of deposit and mortgage escrow funds are segregated by account type and original term, and fair values are estimated by discounting the contractual cash flows. The discount rate for each account grouping is equivalent to the current market rates for deposits of similar type and maturity.

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

FHLB Borrowings, Other borrowings, Senior notes and Subordinated notes
The estimated fair value approximates the carrying value for short-term borrowings. The fair value of long-term fixed-rate borrowings is estimated using quoted market prices, if available, or by discounting future cash flows using current interest rates for similar financial instruments.

Other Financial Instruments
Other financial assets and liabilities listed in the table above have estimated fair values that approximate their respective carrying amounts because the instruments are payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk.

The fair values of the Company’s off-balance sheet financial instruments described in the “Off-Balance Sheet Financial Instruments” section of Note 16. “Commitments and Contingencies” were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the creditworthiness of the counterparties. At June 30, 2016 and December 31, 2015, the estimated fair value of these instruments approximated the related carrying amounts, which were not material.

Accrued Interest Receivable/Payable
The carrying amounts of accrued interest approximate fair value and are classified in accordance with the related instrument.
(18) Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) (“AOCI”) were as follows as of the dates shown below:

	June 30,	December 31,
	2016	2015
Net unrealized holding gain (loss) on available for sale securities	$25,439	$(12,172)
Related income tax (expense) benefit	(10,048)	5,173
Available for sale securities AOCI, net of tax	15,391	(6,999)
Net unrealized holding loss on securities transferred to held to maturity	(6,167)	(7,226)
Related income tax benefit	2,436	3,071
Securities transferred to held to maturity AOCI, net of tax	(3,731)	(4,155)
Net unrealized holding loss on retirement plans	(1,207)	(1,687)
Related income tax benefit	477	717
Retirement plans AOCI, net of tax	(730)	(970)
AOCI	$10,930	$(12,124)

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table presents the changes in each component of AOCI for the three months ended June 30, 2016 and 2015:

	Net unrealized holding gain (loss) on available for sale securities	Net unrealized holding gain (loss) on securities transferred to held to maturity	Net unrealized holding (loss) gain on retirement plans	Total
For the three months ended June 30, 2016
Balance beginning of the period	$9,115	$(4,200)	$(756)	$4,159
Other comprehensive gain before reclassification	8,984	—	—	8,984
Amounts reclassified from AOCI	(2,708)	469	26	(2,213)
Total other comprehensive income	6,276	469	26	6,771
Balance at end of period	$15,391	$(3,731)	$(730)	$10,930
For the three months ended June 30, 2015
Balance beginning of the period	$6,382	$(4,657)	$(6,464)	$(4,739)
Other comprehensive gain before reclassification	(9,124)	—	—	(9,124)
Amounts reclassified from AOCI	401	164	97	662
Total other comprehensive (loss) income	(8,723)	164	97	(8,462)
Balance at end of period	$(2,341)	$(4,493)	$(6,367)	$(13,201)
Location in statement of operations where reclassification from AOCI is included	Net gain on sale of securities	Interest income on securities	Compensation and benefits expense

	Net unrealized holding (loss) gain on available for sale securities	Net unrealized holding (loss)gain on securities transferred to held to maturity	Net unrealized holding (loss) gain on retirement plans	Total
Six months ended June 30, 2016
Balance beginning of the period	$(6,999)	$(4,155)	$(970)	$(12,124)
Other comprehensive gain before reclassification	24,800	—	—	24,800
Amounts reclassified from AOCI	(2,410)	424	240	(1,746)
Total other comprehensive income	22,390	424	240	23,054
Balance at end of period	$15,391	$(3,731)	$(730)	$10,930
Six months ended June 30, 2015
Balance beginning of the period	$1,297	$(4,967)	$(6,581)	$(10,251)
Other comprehensive gain before reclassification	(4,921)	—	—	(4,921)
Amounts reclassified from AOCI	1,283	474	214	1,971
Total other comprehensive (loss) income	(3,638)	474	214	(2,950)
Balance at end of period	$(2,341)	$(4,493)	$(6,367)	$(13,201)
Location in statement of operations where reclassification from AOCI is included	Net gain on sale of securities	Interest income on securities	Compensation and benefits expense

(19) Recently Issued Accounting Standards Not Yet Adopted

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 implements a revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for the Company on January 1, 2017; however, the FASB subsequently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. The Company is currently evaluating the potential impact of ASU 2014-09 on its consolidated financial statements.

ASU 2016-1, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on its financial statements.

ASU 2016-02,“Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-2 will be effective for us on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the potential impact of ASU 2016-02 on its financial statements and its regulatory capital ratios.

ASU 2016-05, “Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 will be effective for the Company on January 1, 2017 and is not expected to have a significant impact on its financial statements.

ASU 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” ASU 2016-07 impacts all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 simplifies the transition to the equity method of accounting by eliminating retroactive adjustment of the investment when an investment qualifies for use of the equity method, among other things. ASU 2016-07 will be effective for the Company on January 1, 2017 and is not expected to have a significant impact on its financial statements.

ASU 2016-08, ”Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 was issued to clarify certain principal versus agent considerations within the implementation guidance of ASC Topic 606, “Revenue from Contracts with Customers.” The effective date and transition of ASU 2016-08 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),”as discussed above. The Company is currently evaluating the potential impact of ASU 2016-08 on its financial statements.

ASU 2016-09, ”Compensation - Stock compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09, all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified, along with other income tax cash flows, as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 will be effective on January 1, 2017 and is not expected to have a significant impact on the Company’s financial statements.

ASU No. 2016-10,  ”Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.”ASU 2016-10 was issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above. The Company is currently evaluating the potential impact of ASU 2016-10 on its financial statements.

ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. The Company is currently evaluating the potential impact of ASU 2016-13 on its financial statements.

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

The factors described herein in Part II. Item 1A. Risk Factors and in our 2015 Form 10-K under Item 1A., Risk Factors, or otherwise described in our filings with the SEC, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations expressed in our forward-looking statements, including but not limited to:

•
our ability to successfully implement strategic initiatives, to increase revenues faster than we grow expenses, and to integrate and fully realize cost savings and other benefits we estimate in connection with acquisitions;

•	a deterioration in general economic conditions, either nationally, internationally, or in our market areas, including extended declines in the real estate market and constrained financial markets;

•
as a result of the HVB Merger, the Bank’s total assets exceed $10 billion, which makes the Bank subject to regulatory oversight by the Consumer Financial Protection Bureau, and the Bank became subject to provisions of the Durbin Amendment as of June 30, 2016, which will impact the Bank’s debit card interchange fees;

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

•	our ability to manage changes in market interest rates, which could adversely affect our financial condition and results of operations;

•	our use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	the effects of and changes in laws and regulations (including laws and regulations concerning banking and taxes) with which we and the Bank must comply; and

•	our success at managing the risks involved in the foregoing and managing our business.

These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.

The following commentary presents management’s discussion and analysis of financial condition and results of operations and is intended to assist the reader in understanding our financial condition and results of operations. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes included in Part I, Item 1 of this report and with our audited consolidated financial statements, including the accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2015 Form 10-K. Operating results discussed herein are not necessarily indicative of the results of any future period.

Tax equivalent adjustments are the result of increasing income from tax-exempt securities by an amount equal to the federal taxes that would be paid if the income were fully taxable based on a 35.0% marginal effective income tax rate.

Dollar amounts in tables and the accompanying discussion that follows are stated in thousands, except for share and per share amounts and ratios.

STERLING BANCORP AND SUBSIDIARIES

Overview and Management Strategy
We, through our principal subsidiary, the Bank, specialize in the delivery of services and solutions to business owners, their families and consumers within the communities we serve through teams of dedicated and experienced relationship managers. The Bank offers a complete line of commercial, business and consumer banking products and services. Our financial condition and results of operations are discussed herein on a consolidated basis with the Bank and certain other subsidiaries. References to we, our or us include the Bank, depending on the context.

We focus our efforts on generating core deposit relationships and originating high-quality commercial, commercial mortgage, residential mortgage and consumer loans, mainly for our held-for-investment portfolio. We also utilize excess funding to purchase and hold investment securities. Our ability to gather low cost core deposits allows us to compete for and originate loans at an interest rate spread over our cost of funds and generate attractive risk-adjusted returns. Our strategic objectives include generating sustainable growth in revenues and earnings by increasing new client acquisitions, expanding existing client relationships, maintaining strong asset quality and increasing operating efficiency. To achieve these goals, we are focusing on specific target markets, which include small and middle market commercial clients and consumer clients, expanding our delivery and distribution channels, creating a high productivity performance culture, controlling our operating costs and proactively managing enterprise risk. Our goal is to create a full service commercial bank that achieves top-tier performance in return on equity, return on assets and growth in earnings per share.

The Bank targets the following geographic markets: (i) the New York Metro Market, which includes Manhattan, the boroughs and Long Island; and (ii) the New York Suburban Market, which consists of Rockland, Orange, Sullivan, Ulster, Putnam, and Westchester counties in New York and Bergen County, New Jersey. Our commercial finance businesses, which include asset-based lending, factoring, payroll finance, equipment financing, residential mortgage warehouse lending, residential mortgage banking and public sector finance also generate loans and deposits in other markets across the United States. We believe the Bank operates in an attractive footprint that presents us with significant opportunities to execute our strategy.

As of June 30, 2016, we had 30 commercial banking teams and 42 financial centers. During the six months ended June 30, 2016, we continued our financial center consolidation strategy and closed 11 locations. We intend to consolidate one additional location in the third quarter of 2016. We are re-allocating a portion of the capital and resource savings from these consolidations to continue recruiting and hiring new commercial banking teams to execute our differentiated, single point of contact distribution strategy to our core target of small and middle market commercial and consumer clients. We anticipate that we will continue to grow our number of commercial relationship teams by three to five teams annually and will continue to reduce our financial center locations through additional consolidations over time.

Recent Developments
We had strong operating performance in the three months ended June 30, 2016 as portfolio loans, total deposits, core deposits, net income and adjusted net income reached all-time highs. Results for the second quarter and first six months of 2016 reflect the ongoing execution of our strategy and the positive impact that the integration of the HVB Merger and other acquisitions have had on our operating results and efficiency. During the quarter, our adjusted operating efficiency ratio was 47.2%, which represented an improvement of 540 basis points relative to the quarter ended June 30, 2015. Our GAAP net income was $37,770, or $0.29 per diluted share and our adjusted net income was $35,414, or $0.27 per diluted share. Our adjusted net income increased 65.8% and our adjusted diluted earnings per share increased 17.4% over the same period a year ago. Adjusted net income, diluted earnings per share and operating efficiency ratio are non-GAAP financial measures that are reconciled to our GAAP results beginning on page 72.

We continuously evaluate the performance of our business lines to determine where we should allocate our capital and resources. In the first quarter of 2016, we announced that we had entered into a definitive agreement to divest our trust operations. The divestiture process remains on-track, and we anticipate closing the transaction by October 2016. During the second quarter, we also entered into a definitive agreement to divest our residential mortgage originations business, which we anticipate will close in the third quarter of 2016. We will reallocate capital and resources from these businesses to other businesses that are more consistent with our diversified commercial banking strategy and where we can achieve risk-adjusted returns that exceed our targets.

We continue to focus on leveraging our commercial lending platforms and expertise; during the second quarter of 2016, we announced the pending acquisition of an approximate $190 million portfolio of restaurant franchise financing loans from GE Capital. We anticipate the portfolio acquisition will close in the third quarter of 2016.

On March 29, 2016, the Bank issued $110,000 principal amount of 5.25% fixed-to-floating rate subordinated notes through a private placement at a discount of 1.25%. The cost of issuance was $500, and at June 30, 2016 the unamortized discount was $1,839, which will be accreted to interest expense over the life of the subordinated notes, resulting in an effective yield of 5.47%. Interest is due semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2016, until April 1, 2021. From and

STERLING BANCORP AND SUBSIDIARIES

including April 1, 2021, the subordinated notes will bear interest at a floating rate per annum equal to three-month LIBOR plus 3.937%, payable quarterly on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2021, through maturity on April 1, 2026 or earlier redemption. The subordinated notes are redeemable by the Bank, in whole or in part, on April 1, 2021 and each interest payment date thereafter, as well as in whole at any time upon certain specified events. The subordinated notes are unsecured, subordinated obligations of the Bank are subordinated in right of payment to all of the Bank’s existing and future senior indebtedness, including claims of depositors and general creditors. The subordinated notes qualify as Tier 2 capital for regulatory purposes; see Note 15. “Stockholders’ Equity” for additional information.

On March 31, 2016, we completed the NSBC Acquisition. The NSBC Acquisition is consistent with our strategy of expanding our specialty commercial lending businesses, and it doubled the size of our asset-based lending portfolio. The transaction met all of our acquisition criteria; (i) it is expected to be accretive to earnings per share; (ii) it has an estimated internal rate of return of greater than 20%; and (iii) it has a tangible book value earn-back period of less than 2.5 years. In addition, all of the loans acquired in the NSBC Acquisition are floating rate and yield over 5.00%. We will continue to evaluate potential acquisitions of specialty commercial lending businesses and loan portfolios that complement our existing businesses. We anticipate the full integration of NSBC into our existing asset-based lending operations will be completed by the fourth quarter of 2016.

On March 31, 2016, we redeemed $220,000 of fixed rate FHLB borrowings with a weighted average rate of 4.17%. As a result of consistent growth in our short-term floating rate asset classes, which was further accelerated by the NSBC Acquisition, we have substantially increased the asset sensitivity profile of our balance sheet. To manage our asset and liability position, we repaid these fixed rate advances and replaced them with deposits and short-term and overnight FHLB borrowings, which we believe will provide us with greater balance sheet flexibility in the current interest rate environment. We incurred a charge on extinguishment of debt associated with these repayments of $8,716, which is included in non-interest expense in the consolidated statements of operations.

Critical Accounting Policies
Our accounting and reporting policies are prepared in accordance with GAAP and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates. We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain; and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting policies related to the allowance for loan losses, business combinations, goodwill, trade names and other intangible assets, deferred income taxes, and interest income are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. For additional information regarding critical accounting policies, refer to Note 1. “Basis of Financial Presentation and Summary of Significant Accounting Policies” in the notes to consolidated financial statements and the sections captioned “Critical Accounting Policies” and “Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2015 Form 10-K. There have been no significant changes in our application of critical accounting policies the quarter ended June 30, 2016.

STERLING BANCORP AND SUBSIDIARIES

Selected financial condition data, statement of operations data, per share data, performance ratios, capital ratios, and asset quality data and ratios for the comparable periods were as follows:

	At or for the three months ended June 30,		At or for the six months ended June 30,
Selected financial condition data	2016	2015	2016	2015
End of Period Balances:
Total assets	$13,065,248	$11,566,382	$13,065,248	$11,566,382
Tangible assets[1]	12,296,123	10,812,483	12,296,123	10,812,483
Securities available for sale	1,613,013	2,081,414	1,613,013	2,081,414
Securities held to maturity	1,367,046	585,196	1,367,046	585,196
Portfolio loans	8,594,295	7,235,587	8,594,295	7,235,587
Goodwill	696,600	669,590	696,600	669,590
Other intangibles	72,525	84,309	72,525	84,309
Deposits	9,785,556	8,836,161	9,785,556	8,836,161
Municipal deposits (included in the line above)	1,184,231	1,212,624	1,184,231	1,212,624
Borrowings	1,309,954	914,921	1,309,954	914,921
Stockholders’ equity	1,735,994	1,623,110	1,735,994	1,623,110
Tangible equity[1]	966,869	869,211	966,869	869,211
Average Balances:
Total assets	12,700,038	8,049,220	12,350,704	7,745,454
Tangible assets[1]	11,929,107	7,593,900	11,591,532	7,298,264
Loans, gross:
Residential mortgage	729,685	539,569	742,624	535,518
Commercial real estate	3,694,162	2,040,094	3,640,751	1,974,701
Traditional commercial and industrial (“C&I”)	1,456,402	966,411	1,418,754	932,811
Asset based lending	636,383	297,846	470,581	297,131
Payroll finance	187,887	170,905	190,158	164,733
Warehouse lending	301,882	263,802	275,356	210,715
Factored receivables	183,051	150,569	182,513	142,383
Equipment financing	630,922	477,369	623,958	450,589
Total C&I	3,396,527	2,326,902	3,161,320	2,198,362
Acquisition, development & construction (“ADC”)	197,489	97,197	188,454	97,529
Consumer	295,666	202,044	296,346	201,278
Loans, total[2]	8,313,529	5,205,806	8,029,495	5,007,388
Interest earning deposits	272,426	114,128	284,547	113,643
Securities (taxable)	2,032,518	1,527,872	2,086,032	1,454,275
Securities (non-taxable)	837,133	380,544	715,455	374,469
Total earning assets	11,558,424	7,309,667	11,219,386	7,024,628
Deposits:
Non-interest bearing demand	3,059,562	1,548,844	3,034,324	1,526,392
Interest bearing demand	2,016,365	823,471	1,811,796	799,724
Savings (including mortgage escrow funds)	809,123	802,956	811,804	784,803
Money market	3,056,188	1,922,805	2,961,427	1,887,518
Certificates of deposit	620,759	536,394	619,957	494,661
Total deposits and mortgage escrow	9,561,997	5,634,470	9,239,308	5,493,098
Borrowings	1,304,442	1,234,958	1,289,523	1,096,153
Stockholders’ equity	1,711,902	1,100,897	1,699,088	1,066,544
Tangible equity[1]	940,971	645,577	939,916	619,354
See legend on following page.

STERLING BANCORP AND SUBSIDIARIES

	At or for the three months ended June 30,		At or for the six months ended June 30,
Per Share Data:	2016	2015	2016	2015
Reported basic earnings (loss) per share (GAAP)	$0.29	$(0.08)	$0.47	$0.10
Reported diluted earnings (loss) per share (GAAP)	0.29	(0.08)	0.47	0.10
Adjusted diluted earnings per share[1] (non-GAAP)	0.27	0.23	0.52	0.44
Dividends declared per share	0.07	0.07	0.14	0.14
Tangible book value per share[1]	7.40	6.70	7.40	6.70
Shares of common stock outstanding	130,620,463	129,709,834	130,620,463	129,709,834
Basic weighted average common shares outstanding	130,081,465	91,565,972	129,953,397	89,712,796
Diluted weighted average common shares outstanding	130,688,729	91,950,776	130,522,021	90,099,788
Performance Ratios (annualized):
Return on average assets	1.20%	(0.38)%	1.07%	0.24%
Return on average equity	8.87	(2.79)	7.28	1.73
Reported return on average tangible assets[1]	1.27	(0.40)	1.07	0.24
Adjusted return on average tangible assets[1]	1.19	1.13	1.11	1.10
Reported return on average tangible equity[1]	16.14	(4.75)	13.17	2.82
Adjusted return on average tangible equity[1]	15.14	13.27	14.48	12.98
Reported operating efficiency[1]	49.36	110.63	55.96	87.54
Adjusted operating efficiency[1]	47.19	52.62	48.01	54.44
Analysis of Net Interest Income:
Yield on loans	4.68%	4.60%	4.65%	4.63%
Yield on investment securities (tax equivalent)[3]	2.76	2.71	2.70	2.75
Yield on interest earning assets (tax equivalent)[3]	4.09	4.03	4.04	4.07
Cost of total deposits	0.35	0.24	0.32	0.24
Cost of borrowings	1.73	1.63	1.82	1.79
Cost of interest bearing liabilities	0.72	0.63	0.71	0.64
Net interest rate spread (tax equivalent)[3]	3.37	3.40	3.33	3.43
Net interest margin (GAAP)	3.50	3.49	3.49	3.51
Net interest margin (tax equivalent)[3]	3.60	3.57	3.57	3.60
Capital Ratios:
Tier 1 leverage ratio - Company	8.37%	12.92%	8.37%	12.92%
Tier 1 leverage ratio - Bank only	8.84	13.82	8.84	13.82
Tier 1 risk-based capital ratio - Company	10.13	10.74	10.13	10.74
Tier 1 risk-based capital ratio - Bank only	10.70	11.98	10.70	11.98
Total risk-based capital ratio - Company	11.71	11.29	11.71	11.29
Total risk-based capital ratio - Bank only	12.37	12.51	12.37	12.51
Tangible equity to tangible assets - Company[1]	7.86	8.04	7.86	8.04
_________________________

[1]	See a reconciliation of non-GAAP financial measures beginning on page 72.

[2]	Includes loans held for sale but excludes the allowance for loan losses.
3 Tax equivalent adjustment represents interest income earned on municipal securities divided by the applicable Federal tax rate of 35%.

STERLING BANCORP AND SUBSIDIARIES

Financial Impact of Recent Acquisitions
The balances of HVHC were included in our balance sheet as of June 30, 2015, and the operating results of HVHC were included in our results of operations from that day forward. Therefore, comparisons of our financial performance are impacted by the HVB Merger, as our results from operations for the three months and six months ended June 30, 2016 reflect our combined operations, while our results for the three months and six months ended June 30, 2015 exclude HVHC’s operating results.

The balances of NSBC were included in our balance sheet as of March 31, 2016, and the operating results of NSBC were included in our results of operations from that day forward.

Results of Operations
We reported net income of $37,770, or $0.29 per diluted common share, for the three months ended June 30, 2016, compared to a net loss of $7,646, or $0.08 per diluted common share, in the same period a year ago. For the six months ended June 30, 2016, we reported net income of $61,536, or $0.47 per diluted common share, compared to net income of $9,130, or $0.10 per diluted common share, for the six months ended June 30, 2015.

In the three months ended June 30, 2016, we realized a pre-tax net gain on the sale of securities of $4,474 and amortization of non-compete agreements and acquired customer list intangibles of $969. In the three months ended June 30, 2015, we incurred a pre-tax charge for HVB Merger-related expense of $14,625; other restructuring charges of $28,055, which were recorded as “Other non-interest expense” on the consolidated statement of operations and mainly included charges for information technology services, contract terminations, impairments of leases and facilities and severance and retention compensation; amortization of non-compete agreements and acquired customer list intangible assets of $991; and realized a pre-tax net gain on sale of securities of $697.

Details of the changes in the various components of net interest income are further discussed below.

Net Interest Income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 83.1% and 82.1% of total revenue in the three months ended June 30, 2016 and 2015, respectively. Net interest margin is the ratio of taxable equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest bearing liabilities impact net interest income and net interest margin.

We are primarily funded by core deposits. Core deposits include retail, commercial and municipal transaction, money market and savings accounts and exclude certificates of deposit and brokered deposits except for reciprocal brokered deposits through the Promontory Interfinancial Network, including Insured Cash Sweep (“ICS”) and Certificate of Deposit Account Registry balances (“CDARs”). As of June 30, 2016, we considered 90.0% of our total deposits to be core deposits compared to 93.4%, in the same period a year ago. Non-interest bearing demand deposits were 32.2% of our total deposits at June 30, 2016, compared to 27.0% at June 30, 2015. This low cost funding base has had a positive impact on our net interest income and net interest margin and is expected to do so as we continue to execute our strategy. During the quarter ended June 30, 2016, we established a relationship with a large financial services company that provides us access to brokered interest bearing deposits. As a result, we paid off and did not renew all of our CDARs one-way brokered deposits during the quarter ended June 30, 2016.

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

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended June 30,
	2016			2015
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
Commercial loans	$7,288,178	$86,206	4.76%	$4,464,193	$51,805	4.65%
Consumer loans	295,666	3,391	4.61	202,044	1,975	3.92
Residential mortgage loans	729,685	7,061	3.87	539,569	5,964	4.43
Total net loans[1]	8,313,529	96,658	4.68	5,205,806	59,744	4.60
Securities taxable	2,032,518	10,662	2.11	1,527,872	8,423	2.21
Securities non-taxable	837,133	9,032	4.34	380,544	4,462	4.70
Interest earning deposits	272,426	258	0.38	114,128	48	0.17
FRB and FHLB stock	102,818	860	3.36	81,317	832	4.10
Total securities and other earning assets	3,244,895	20,812	2.58	2,103,861	13,765	2.62
Total interest earning assets	11,558,424	117,470	4.09	7,309,667	73,509	4.03
Non-interest earning assets	1,141,614			739,553
Total assets	$12,700,038			$8,049,220
Interest bearing liabilities:
Demand deposits	$2,016,365	$1,994	0.40%	$823,471	$207	0.10%
Savings deposits[2]	809,123	841	0.42	802,956	482	0.24
Money market deposits	3,056,188	4,152	0.55	1,922,805	1,931	0.40
Certificates of deposit	620,759	1,341	0.87	536,394	739	0.55
Total interest bearing deposits	6,502,435	8,328	0.52	4,085,626	3,359	0.33
Senior notes	99,032	1,478	6.00	98,629	1,473	5.99
Other borrowings	1,097,270	2,642	0.97	1,136,329	3,541	1.25
Subordinated notes	108,140	1,481	5.51	—	—	—
Total borrowings	1,304,442	5,601	1.73	1,234,958	5,014	1.63
Total interest bearing liabilities	7,806,877	13,929	0.72	5,320,584	8,373	0.63
Non-interest bearing deposits	3,059,562			1,548,844
Other non-interest bearing liabilities	121,697			78,895
Total liabilities	10,988,136			6,948,323
Stockholders’ equity	1,711,902			1,100,897
Total liabilities and stockholders’ equity	$12,700,038			$8,049,220
Net interest rate spread[3]			3.37%			3.40%
Net interest earning assets[4]	$3,751,547			$1,989,083
Net interest margin - tax equivalent		103,541	3.60%		65,136	3.57%
Less tax equivalent adjustment		(3,161)			(1,562)
Net interest income		$100,380			$63,574
Ratio of interest earning assets to interest bearing liabilities	148.1%			137.4%

See legend on following page.

STERLING BANCORP AND SUBSIDIARIES

	For the six months ended June 30,
	2016			2015
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
Commercial loans	$6,990,525	$164,345	4.73%	$4,270,592	$99,560	4.70%
Consumer loans	296,346	6,685	4.54	201,278	4,086	4.09
Residential mortgage loans	742,624	14,662	3.97	535,518	11,369	4.28
Total net loans[1]	8,029,495	185,692	4.65	5,007,388	115,015	4.63
Securities taxable	2,086,032	22,678	2.19	1,454,275	16,055	2.23
Securities tax exempt	715,455	14,998	4.22	374,469	8,873	4.78
Interest earning deposits	284,547	568	0.40	113,643	88	0.16
FRB and FHLB stock	103,857	1,627	3.15	74,853	1,694	4.56
Total securities and other earning assets	3,189,891	39,871	2.51	2,017,240	26,710	1.77
Total interest earning assets	11,219,386	225,563	4.04	7,024,628	141,725	4.07
Non-interest earning assets	1,131,318			720,826
Total assets	$12,350,704			$7,745,454
Interest bearing liabilities:
Demand deposits	$1,811,796	$2,158	0.24%	$799,724	$347	0.09%
Savings deposits[2]	811,804	2,287	0.57	784,803	1,135	0.29
Money market deposits	2,961,427	7,824	0.53	1,887,518	3,601	0.38
Certificates of deposit	619,957	2,468	0.80	494,661	1,369	0.56
Total interest bearing deposits	6,204,984	14,737	0.48	3,966,706	6,452	0.33
Senior notes	98,980	2,957	6.01	98,580	2,945	6.02
Other borrowings	1,134,691	7,219	1.28	997,573	6,783	1.37
Subordinated debentures	55,852	1,512	5.44	—	—	—
Total interest bearing liabilities	7,494,507	26,425	0.71	5,062,859	16,180	0.64
Non-interest bearing deposits	3,034,324			1,526,392
Other non-interest bearing liabilities	122,785			89,659
Total liabilities	10,651,616			6,678,910
Stockholders’ equity	1,699,088			1,066,544
Total liabilities and stockholders’ equity	$12,350,704			$7,745,454
Net interest rate spread[3]			3.33%			3.43%
Net interest earning assets[4]	$3,724,879			$1,961,769
Net interest margin - tax equivalent		199,138	3.57%		125,545	3.60%
Less tax equivalent adjustment		(5,248)			(3,106)
Net interest income		$193,890			$122,439
Ratio of interest earning assets to interest bearing liabilities	149.7%			138.7%
1 Includes the effect of net deferred loan origination fees and costs and non-accrual loans, as well as prepayment fees and late charges.
2 Includes club accounts and interest bearing mortgage escrow balances.
3 Net interest rate spread represents the difference between the tax equivalent yield on average interest earning assets and the cost of average interest bearing liabilities.
4 Net interest earning assets represents total interest earning assets less total interest bearing liabilities.

The following tables present the dollar amount of changes in interest income (on a fully tax equivalent basis) and interest expense for the major categories of our interest earning assets and interest bearing liabilities for the periods indicated. Information is provided for each category of interest earning assets and interest bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior period average rate); and (ii) changes attributable to changes in rate (i.e., changes in average rate multiplied by prior period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended June 30,
	2016 vs. 2015
	Increase (Decrease) due to		Total increase
	Volume	Rate	(decrease)
Interest earning assets:
Commercial loans	$33,277	$1,124	$34,401
Consumer loans	1,026	390	1,416
Residential mortgage loans	1,832	(735)	1,097
Securities taxable	2,638	(399)	2,239
Securities non-taxable	4,937	(366)	4,571
Interest earning deposits	111	99	210
FRB and FHLB stock	195	(167)	28
Total interest earning assets	44,016	(54)	43,962
Interest bearing liabilities:
Demand deposits	583	1,204	1,787
Savings deposits[1]	4	355	359
Money market deposits	1,357	864	2,221
Certificates of deposit	128	474	602
Senior notes	5	—	5
Other borrowings	(193)	(706)	(899)
Subordinated notes	1,481	—	1,481
Total interest bearing liabilities	3,365	2,191	5,556
Less tax equivalent adjustment	1,733	(132)	1,601
Change in net interest income	$38,918	$(2,113)	$36,805
See legend on following page.

STERLING BANCORP AND SUBSIDIARIES

	For the six months ended June 30,
	2016 vs. 2015
	Increase (Decrease) due to		Total increase
	Volume	Rate	(decrease)
Interest earning assets:
Commercial loans	$64,143	$642	$64,785
Consumer loans	2,108	491	2,599
Residential mortgage loans	4,061	(768)	3,293
Securities taxable	6,916	(293)	6,623
Securities tax exempt	7,275	(1,150)	6,125
Interest earning deposits	240	240	480
FRB and FHLB stock	547	(614)	(67)
Total interest earning assets	85,290	(1,452)	83,838
Interest bearing liabilities:
Interest bearing demand deposits	781	1,030	1,811
Savings deposits[1]	40	1,112	1,152
Money market deposits	2,493	1,730	4,223
Certificates of deposit	408	691	1,099
Senior notes	12	—	12
Other borrowings	746	(310)	436
Subordinated debentures	1,512	—	1,512
Total interest bearing liabilities	5,992	4,253	10,245
Less tax equivalent adjustment	2,533	(391)	2,142
Change in net interest income	$76,765	$(5,314)	$71,451
___________________
1 Includes club accounts and interest bearing mortgage escrow balances.

Tax equivalent net interest income increased $38,405 to $103,541 for the three months ended June 30, 2016, compared to
$65,136 for the three months ended June 30, 2015. The increase was mainly due to an increase in average interest earning assets of $4,248,757, or 58.1%, for the three months ended June 30, 2016 relative to the comparable year period, which was due to the HVB Merger and organic growth. The tax equivalent net interest margin increased three basis points to 3.60% for the second quarter of 2016 from 3.57% in the second quarter of 2015. The increase was mainly due to an increase in the yield on commercial loans, which was mainly attributable to the NSBC Acquisition. The yield on interest earning assets, which was 4.09% in the three months ended June 30, 2016, increased six basis points compared to 4.03% in the three months ended June 30, 2015. The cost of interest bearing liabilities increased to 0.72% for the three months ended June 30, 2016, compared to 0.63% for the three months ended June 30, 2015.

Tax equivalent net interest income increased $73,593 to $199,138 for the six months ended June 30, 2016, compared to
$125,545 for the six months ended June 30, 2015. The increase was mainly due to an increase in average interest earning assets of $4,194,758, or 59.7%, for the six months ended June 30, 2016 relative to the comparable year period, which was due to the HVB Merger, NSBC Acquisition and organic growth. The tax equivalent net interest margin decreased three basis points to 3.57% for the six months ended June 30, 2016 from 3.60% in the six months ended June 30, 2015. The decrease was mainly due to a decrease in the yield on interest earning assets, which was 4.04% in the six months ended June 30, 2016 compared to 4.07% in the six months ended June 30, 2015. The cost of interest bearing liabilities increased to 0.71% for the six months ended June 30, 2016 compared to 0.64% for the six months ended June 30, 2015.

The average balance of loans outstanding increased $3,107,723, or 59.7%, in the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The increase was primarily due to the HVB Merger, NSBC Acquisition and organic loan growth generated by our commercial banking teams. Loans accounted for 71.9% of average interest earning assets in the three months ended June 30, 2016, compared to 71.2% in the comparable year ago period. The average yield on loans was 4.68% in the

STERLING BANCORP AND SUBSIDIARIES

second quarter of 2016 compared to 4.60% in the comparable period a year ago, mainly due to the NSBC Acquisition. Accretion income on loans from prior acquisitions was $4,088 and $1,107 in the three months ended June 30, 2016 and 2015, respectively.

The average balance of loans outstanding increased $3,022,107, or 60.4%, in the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The increase was due to the HVB Merger, NSBC Acquisition and organic loan growth generated by our commercial banking teams. Loans accounted for 71.6% of average interest earning assets in the six months ended June 30, 2016, compared to 71.3% in the comparable year ago period. The average yield on loans was 4.65% in the six months ended June 30, 2016 compared to 4.63% in the comparable period a year ago. Accretion income on loans from prior acquisitions was $9,093 and $2,033 in the six months ended June 30, 2016 and 2015, respectively.

Tax equivalent interest income on securities increased $6,809 to $19,694 in the three months ended June 30, 2016, compared to $12,885 in the three months ended June 30, 2015. This was mainly the result of an increase of $961,235 in the average balance of securities between the periods, which was mainly due to the HVB Merger. The tax equivalent yield on securities was 2.76% in the second quarter of 2016, compared to 2.71% in the second quarter of 2015. The increase in tax equivalent yield on securities in 2016 was primarily due to a higher percentage of tax exempt securities to total securities held in the second quarter of 2016, as compared to the second quarter of 2015. As of June 30, 2016, the total balance of tax exempt securities was $1,073,185, which represented 36.0% of total securities and 9.1% of total earning assets.

Tax equivalent interest income on securities increased $12,748 to $37,676 in the six months ended June 30, 2016, compared to $24,928 in the six months ended June 30, 2015. This was mainly the result of an increase of $972,743 in the average balance of securities between the periods, which was mainly due to the HVB Merger. The tax equivalent yield on securities was 2.70% in the six months ended June 30, 2016, compared to 2.75% in the six months ended June 30, 2015. The decrease in tax equivalent yield on securities in 2016 was primarily due to the low interest rate environment, which has reduced the yield earned on newly purchased securities.

Average deposits increased $3,927,527 and were $9,561,997 in the three months ended June 30, 2016, compared to $5,634,470 for the three months ended June 30, 2015. Average interest bearing deposits increased $2,416,809 in the second quarter of 2016, compared to the second quarter of 2015. Average non-interest bearing deposits increased $1,510,718 and were $3,059,562 in the three months ended June 30, 2016, compared to $1,548,844 in the three months ended June 30, 2015. These increases were mainly attributable to deposits acquired in the HVB Merger and organic growth. The average cost of interest bearing deposits was 0.52% in the second quarter of 2016 compared to 0.33% in the second quarter of 2015. The average cost of total deposits was 0.35% in the second quarter of 2016 compared to 0.24% in the second quarter of 2015. The increase in the cost of deposits was mainly due to our increasing proportion of commercial deposits relative to consumer deposits, as commercial deposits usually have higher interest rates and interest expense and are usually more sensitive to changes in interest rates.

Average deposits increased $3,746,210 and were $9,239,308 in the six months ended June 30, 2016, compared to $5,493,098 for the six months ended June 30, 2015. Average interest bearing deposits increased $2,238,278 in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Average non-interest bearing deposits increased $1,507,932 and were $3,034,324 in the six months ended June 30, 2016, compared to $1,526,392 in the six months ended June 30, 2015. These increases were mainly due to the HVB Merger and organic growth generated by our commercial banking teams. The average cost of interest bearing deposits was 0.48% in the six months ended June 30, 2016 compared to 0.33% in the six months ended June 30, 2015. The average cost of total deposits was 0.32% in the six months ended June 30, 2016 compared to 0.24% in the six months ended June 30, 2015. The increase in the cost of deposits was mainly due to an increasing proportion of commercial deposits relative to consumer deposits, as commercial deposits usually have higher interest rates and interest expense and are usually more sensitive to changes in interest rates.

Average borrowings increased $69,484 to $1,304,442 in the three months ended June 30, 2016, compared to $1,234,958 in the same period a year ago. The increase in average borrowings was mainly due to the increase in average loan balances due to organic growth and the HVB Merger. The average cost of borrowings was 1.73% for the second quarter of 2016, compared to 1.63% in the second quarter of 2015. The increase in the average cost of borrowings was mainly due to the subordinated debt issuance in the first quarter of 2016, which had an effective interest rate of 5.51%. The subordinated debt qualifies as Tier 2 capital for us and the Bank.

Average borrowings increased $193,370 to $1,289,523 in the six months ended June 30, 2016, compared to $1,096,153 in the same period a year ago. The increase in average borrowings was mainly due to the increase in average loan balances due to organic growth and the HVB Merger. The average cost of borrowings was 1.82% for the six months ended June 30, 2016 compared to 1.79% in the six months ended June 30, 2015. The increase in the average cost of borrowings was due to the same factors that impacted the three months ended June 30, 2016.

STERLING BANCORP AND SUBSIDIARIES

Provision for Loan Losses. The provision for loan losses is determined as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level that is our best estimate of probable incurred credit losses inherent in the outstanding loan portfolio. In the three months ended June 30, 2016 and June 30, 2015, the provision for loan losses was $5,000 and $3,100, respectively. In the six months ended June 30, 2016 and June 30, 2015, the provision for loan losses was $9,000 and $5,200, respectively. The change in provision for loan losses in 2016 and 2015 was mainly due to organic loan growth and to offset charge-offs. See the section captioned “Delinquent Loans, Troubled Debt Restructuring, Impaired Loans, Other Real Estate Owned and Classified Assets - Provision for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-interest income. The components of non-interest income were as follows for the periods presented below:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Accounts receivable management / factoring commissions and other related fees	$4,156	$4,435	$8,650	$7,937
Mortgage banking income	2,367	2,530	4,369	5,687
Deposit fees and service charges	4,084	3,639	8,574	7,181
Net gain on sale of securities	4,474	697	4,191	2,231
Bank owned life insurance	1,281	1,074	2,608	2,150
Investment management fees	934	316	2,058	676
Other	3,146	1,166	5,422	2,008
Total non-interest income	$20,442	$13,857	$35,872	$27,870

Non-interest income was $20,442 for the three months ended June 30, 2016, compared to $13,857 in the same period a year ago. Included in non-interest income is net gain on sale of securities, which was $4,474 and $697 for the three months ended June 30, 2016 and 2015, respectively. Net gain on sale of securities is impacted significantly by changes in market interest rates and strategies we use to manage yield, liquidity and interest rate risk and it is difficult to forecast the amount of net gains consistently. As a result, when we analyze the results of our non-interest income, we exclude gains and losses on sales of securities. Excluding net gain on sale of securities, non-interest income was $15,968 for the second quarter of 2016, compared to $13,160 for the second quarter of 2015. The main drivers of growth between the periods were an increase in other non-interest income which includes lines of credit commissions, loan fees that are not recognized as interest income,which includes fee income associated with NSBC, and loan swap fees. Also contributing to the increase was growth in deposit fees and service charges, bank owned life insurance and investment management fees. These increases were partially offset by a decrease in mortgage banking income and accounts receivable/factoring commissions and other related fees.

For the six months ended June 30, 2016, total non-interest income was $35,872 compared to $27,870 for the same period a year ago. Included in non-interest income for the six months ended June 30, 2016 was $4,191 of net gain on sale of securities compared to $2,231 for the comparable year ago period. Excluding net gain on sale of securities, non-interest income was $31,681 for the six months ended June 30, 2016, compared to $25,639 for the six months ended June 30, 2015. The increase between the periods was mainly due to the HVB Merger.

The ratio of non interest income excluding securities gains and losses to tax equivalent net interest income plus non interest income excluding securities gains and losses was 13.4% for the second quarter of 2016 compared to 16.8% for the second quarter of 2015. We expect this ratio will decrease further once we complete the pending sales of our trust division and mortgage banking businesses, which are anticipated to close in the second half of 2016. We anticipate this decrease will be partially offset by continued increases in other loan fees from the NSBC acquisition, loan swap fees, other fee income generated by certain of our commercial banking teams and an increase in deposit fees and service charges driven by commercial cash/treasury management services. We continue to evaluate potential acquisitions of specialty commercial lending and other businesses that are also fee income generators, and anticipate fee income from our public sector finance, health care asset-based lending, middle market loan syndication businesses and cash management will continue to increase in 2016.

Accounts receivable management / factoring commissions and other related fees represents fees generated in our factoring and payroll finance businesses. In factoring, we receive a nonrefundable factoring fee, which is generally a percentage of the factored receivables or sales volume and is designed to compensate us for the bookkeeping and collection services provided and, if applicable, the credit review of the client’s customer and assumption of customer credit risk. In payroll finance, we provide

STERLING BANCORP AND SUBSIDIARIES

outsourcing support services for clients in the temporary staffing industry. We generate fee income in exchange for providing full back-office, payroll, tax and accounting services to independently-owned temporary staffing companies. Total fee income in these businesses decreased $279, or 6.3%, to $4,156 for the three months ended June 30, 2016, compared to $4,435 for the year ago period. The decrease was the result of lower commission margins charged on full service factoring and payroll finance relationships compared to the year earlier period, which was due to increased competition from various existing and new entrants into the factoring and payroll financing markets. For the six months ended June 30, 2016, these fees were $8,650, compared to $7,937 for the same period a year ago. The increase was attributable to the acquisitions of Damian and FCC, which are discussed in Note 2. “Acquisitions” in the consolidated financial statements included elsewhere in this report and were completed in the first half of 2015.

Mortgage banking income represents the residential mortgage banking and mortgage brokerage business conducted through loan production offices located principally in Brooklyn, Great Neck and New York City and through our financial centers. Mortgage banking income was $2,367 in the second quarter of 2016, compared to $2,530 in the second quarter of 2015. For the six months ended June 30, 2016, mortgage banking income was $4,369, compared to $5,687 for the six months ended June 30, 2015. In the second quarter of 2016 we sold $43,380 of residential mortgage loans acquired in the HVB Merger that were previously held as portfolio loans. In the first six months of 2015, we sold $44,020 of residential mortgage loans that were previously held as portfolio loans with the objective of rebalancing our earning assets prior to the HVB Merger. We recorded a gain on sale of approximately $607 in the second quarter of 2016 and $390 in the first six months of 2015, which were included in mortgage banking income. Excluding these gains, mortgage banking income decreased between the two periods mainly due to lower mortgage refinancing activity in 2016 relative to 2015. We will not continue generating mortgage banking income once the sale of our residential mortgage originations operation is completed in the second half of 2016.

Deposit fees and service charges were $4,084 for the second quarter of 2016, which represented a $445 increase compared to $3,639 for the same period a year ago. For the six months ended June 30, 2016, deposit fees and service charges were $8,574, which represented an increase of $1,393 compared to the same period a year ago. The increase in deposit fees and service charges between the respective periods was mainly due to the increase in deposit balances as a result of the HVB Merger. Deposits gathered by our commercial banking teams are generally higher balance deposits but generate lower levels of fees and service charges than retail deposits. Although we anticipate generating greater cash/treasury management services income in the future, as the proportion of deposits generated by our commercial teams increases as a percentage of total deposits, the percentage of deposit fees and services charges to total deposits is likely to decrease. In addition, as the Bank now has consolidated total assets over $10 billion, it is now subject to specific provisions of the Dodd-FRank Act, including the Durbin Amendment. This will reduce the amount of debit card interchange fees earned by the Bank beginning in the second half of 2016.

Net gain on sale of securities income represents gains earned on the sale of securities from our available for sale investment securities portfolio. We realized a net gain on sale of securities of $4,474 and $697 in the three months ended June 30, 2016 and 2015, respectively. We realized a net gain of sale of securities of $4,191 for the six months ended June 30, 2016, compared to $2,231 for the same period a year ago. Net gain on sale of securities in 2016 were driven by changes in the fair value of our securities portfolio due to changes in interest rates. We decided to sell securities with net unrealized gains to reposition our securities portfolio and increase our holdings of municipal securities. In 2015, net gain on sale of securities was the result of the low interest rate environment and the repositioning of our investments securities portfolio prior to completion of the HVB Merger.

Bank owned life insurance (“BOLI”) income represents the change in the cash surrender value of life insurance policies owned by us. BOLI income was $1,281 for the second quarter of 2016 and $2,608 for the six months ended June 30, 2016 compared to $1,074 and $2,150 in the same periods a year ago, respectively. The increase in BOLI income between the periods was mainly due to BOLI assets acquired in the HVB Merger.

Investment management fees historically represent fees from the sale of mutual funds and annuities; since the HVB Merger investment management fees also include trust fees. These revenues were $934 in the second quarter of 2016 and $2,058 for the six months ended June 30, 2016 compared to $316 and $676 in the same periods a year ago, respectively. The increase was mainly due to the increase in trust fees. We have recently re-branded our investment management products and have been transitioning the delivery of our investment management business through new distribution channels. Trust fee income was $599 in the second quarter of 2016 and $1,265 in the six months ended June 30, 2016; we will not continue to generate trust fee income once the sale of our trust division is completed, which is anticipated to occur in the third quarter of 2016.

Other non-interest income principally includes miscellaneous loan fees earned, letter of credit fees, loan swap fees and safe deposit rentals. Other non-interest income increased $1,980 to $3,146 for the second quarter of 2016, compared to $1,166 for the same period a year ago. The increase in the second quarter of 2016 compared to the year earlier period was mainly due to the HVB Merger, NSBC Acquisition and higher loan swap fees. Other non-interest income was $5,422 for the six months ended June 30, 2016, compared to $2,008 for the six months ended June 30, 2015. The increase was due to the same factors.

STERLING BANCORP AND SUBSIDIARIES

Non-interest expense. The components of non-interest expense were as follows for the periods presented below:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Compensation and employee benefits expense	$31,336	$22,667	$61,356	$45,833
Stock-based compensation plan expense	1,747	1,128	3,287	2,236
Occupancy and office operations expense	8,810	7,453	18,092	14,033
Amortization of intangible assets	3,241	1,780	6,294	3,180
FDIC insurance and regulatory assessments expense	2,300	1,384	4,558	2,812
Other real estate owned expense	541	40	1,123	4
Merger-related expense	—	14,625	266	17,080
Loss on extinguishment of FHLB borrowings	—	—	8,716	—
Charge for asset write-downs, banking systems conversion, retention and severance	—	28,055	2,485	29,026
Other non-interest expense	11,665	8,527	22,394	17,379
Total non-interest expense	$59,640	$85,659	$128,571	$131,583

Non-interest expense for the three months ended June 30, 2016 was $59,640, a $26,019 decrease compared to $85,659 for the three months ended June 30, 2015. For the six months ended June 30, 2016, non-interest expense was $128,571, a decrease of $3,012 compared to $131,583 for the six months ended June 30, 2015. The decrease between the periods was mainly due to the merger-related expense and charges incurred as a result of the HVB Merger. For the six months ended June 30, 2016, these decreases were partially offset by a loss of $8,716 incurred in connection with the prepayment of $220,000 of high-cost fixed-rate FHLB borrowings. Changes in the components of non-interest expense are discussed below.

Compensation and employee benefits expense was $31,336 for the three months ended June 30, 2016, compared to $22,667 for the three months ended June 30, 2015. For the six months ended June 30, 2016 compensation and employee benefits expense was $61,356 compared to $45,833 for the six months ended June 30, 2015. The year-over-year increase in compensation and employee benefits expense was a result of the increase in number of employees resulting from the HVB Merger and NSBC Acquisition. At March 31, 2015, which was the quarter immediately prior th the HVB Merger, we had 840 full-time equivalent employees (“FTEs”). Upon the completion of the HVB Merger on June 30, 2015, we had 1,196 FTE. Over the past 12 months months we have integrated HVB’s operations, which has resulted in substantial efficiency gains. As of June 30, 2016, our total FTEs were 1065. We anticipate further FTE reductions as we consolidate additional financial centers and complete the sales of our trust and residential mortgage divisions in the second half of 2016.

Stock-based compensation plan expense was $1,747 in the second quarter of 2016, compared to $1,128 in the second quarter of 2015. For the six months ended June 30, 2016, stock-based compensation plan expense was $3,287 compared to $2,236 for the six months ended June 30, 2015. The increase in stock-based compensation plan expense between the periods is due to a greater percentage of compensation paid to our executive management and senior personnel in stock awards so as to better align the interests of management employees to those of our stockholders. Stock-based compensation was granted in the first quarter of 2016 for calendar year 2015 performance. For additional information related to our employee benefit plans and stock-based compensation, see Note 11. “Stock-Based Compensation” in the consolidated financial statements included elsewhere in this report.

Occupancy and office operations expense was $8,810 in the second quarter of 2016, compared to $7,453 in the second quarter of 2015. For the six months ended June 30, 2016, occupancy and office operations expense was $18,092, compared to $14,033 for the six months ended June 30, 2015. The increase between the periods was mainly due to the facilities acquired in connection with the HVB Merger. At June 30, 2016 we had 42 financial center locations, as compared to June 30, 2015, when our total financial centers were 59. We anticipate an additional financial center location will be consolidated in 2016.

STERLING BANCORP AND SUBSIDIARIES

Amortization of intangible assets mainly includes amortization of core deposit intangible assets, customer lists and non-compete agreements. Amortization of intangible assets was $3,241 in the three months ended June 30, 2016, compared to $1,780 for the three months ended June 30, 2015, and was $6,294 for the six months ended June 30, 2016, compared to $3,180 for the six months ended June 30, 2015. The increase in amortization expense was due mainly to intangibles recorded in connection with the core deposits acquired in the HVB Merger. We anticipate that the remaining Provident Merger non-compete agreements of $720 will fully amortize by the fourth quarter of 2016. In connection with the NSBC Acquisition, we recorded a customer list intangible which began amortizing in the second quarter of 2016, which increased amortization expense by $187 per quarter. See Note 6. “Goodwill and Other Intangible Assets” in the consolidated financial statements included elsewhere in this report.

FDIC insurance and regulatory assessments expense was $2,300 for the second quarter of 2016, compared to $1,384 for the second quarter of 2015, and $4,558 for the six months ended June 30, 2016, compared to $2,812 for the six months ended June 30, 2015. The increase between the periods was mainly due to the increase in our total assets as a result of our organic growth and the HVB Merger. In accordance with provisions of the Dodd-Frank Act, the Bank will be subject to greater FDIC premiums going forward, as banks with total assets of $10 billion or more are responsible to fund the increase from 1.15% to 1.35% in the FDIC’s Deposit Insurance Fund.

Other real estate owned (“OREO”) expense includes maintenance costs, taxes, insurance, write-downs (subsequent to any write-down at the time of foreclosure or transfer to OREO), and gains and losses from the disposition of OREO. OREO includes real estate assets that have been foreclosed and financial center locations that are held for sale. OREO expense was $541 for the three months ended June 30, 2016, compared to $40 in the three months ended June 30, 2015, and $1,123 for the six months ended June 30, 2016, compared to $4 in the prior year. OREO activity in the first six months 2016 included $582 of write-downs in the value of OREO, based on receipt of updated appraisals, and payment of property taxes of $415. During the quarter ended June 30, 2016, we acquired title to a residential mortgage loan that was transferred to OREO at a $3,285 balance and subsequently incurred costs for real estate taxes and insurance that was a main component of the increase in OREO expense between the periods.

Merger-related expense was $0 for the three months ended June 30, 2016, compared to $14,625 for the three months ended June 30, 2015, and was $266 for the six months ended June 30, 2016, compared to $17,080 for the six months ended June 30, 2015. The balance in 2016 represented professional fees associated with the NSBC Acquisition. The balance in the second quarter of 2015 was incurred in connection with the HVB Merger and represented charges for financial advisory fees, legal and accounting fees, severance and retention, management change in control payments, insurance, public relations and communications, due diligence and other. The amount incurred in the six months ended June 30, 2015 included merger-related expense of $1,790 which was related to the acquisition of Damian related to legal fees, severance and retention, and fixed asset impairments.

Loss on extinguishment of FHLB borrowings expense for the six months ended June 30, 2016 was $8,716. We repaid $220,000 of fixed rate FHLB borrowings with a weighted average interest rate of 4.17% during the first quarter of 2016. These borrowings were replaced with deposits and short-term and overnight FHLB borrowings.

Charge for asset write-downs, banking systems conversion, retention and severance was $0 for the three months ended June 30, 2016, compared to $28,055 for the three months ended June 30, 2015, and was $2,485 for the six months ended June 30, 2016, compared to $29,026 for the six months ended June 30, 2015. The charges in 2016 were incurred in connection with the NSBC Acquisition and the continued consolidation of financial centers and other locations associated with the HVB Merger. The charges incurred in 2015 were mainly for asset write-downs associated with the initial consolidation of financial centers and other locations related to the HVB Merger, IT termination charges and retention and severance compensation.

Other non-interest expense for the three months ended June 30, 2016 was $11,665, compared to $8,527 for the three months ended June 30, 2015, and was $22,394 for the six months ended June 30, 2016, compared to $17,379 for the same period a year ago. The increase was mainly related to the HVB Merger. See Note 13. “Other Non-Interest Expense” in the consolidated financial statements for details on significant components.

Income Tax expense was $18,412 for the three months ended June 30, 2016 compared to a benefit of $3,682 for the three months ended June 30, 2015, which represented an effective income tax rate of 32.8% and 32.5%, respectively. Income tax expense was $30,655 for the six months ended June 30, 2016 and was $4,396 for the six months ended June 30, 2015, which represented an effective income tax rate of 33.3% and 32.5%, respectively. Our effective tax rate differs from the 35% federal statutory rate mainly due to the effect of tax exempt interest from public sector loans, municipal securities and BOLI income. Due to our emphasis on growing public sector loans and municipal securities, total tax exempt earning assets increased to over $1 billion and represented 9.0% of our earning assets at June 30, 2016, compared to 4.9% at December 31, 2015. As a result, we revised our estimated effective tax rate for fiscal year 2016 to 33.3%. We anticipate our tax rate will be 33.3% in the third and fourth quarters of 2016. See Note 10. “Income Taxes” in the consolidated financial statements included elsewhere in this report for additional information.

STERLING BANCORP AND SUBSIDIARIES

Portfolio Loans

The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the periods indicated.

	June 30, 2016		December 31, 2015
	Amount	%	Amount	%
Commercial:
Commercial & industrial (“C&I”):
Traditional C&I	$2,161,389	25.2%	$1,681,704	21.4%
Payroll finance	211,471	2.5	221,831	2.8
Warehouse lending	429,506	5.0	387,808	4.9
Factored receivables	200,523	2.3	208,382	2.7
Equipment financing	636,280	7.4	631,303	8.0
Total C&I	3,639,169	42.4	3,131,028	39.8
Commercial mortgage:
Commercial real estate	2,868,545	33.4	2,733,351	34.8
Multi-family	914,114	10.6	796,030	10.1
Acquisition, development & construction (“ADC”)	207,868	2.4	186,398	2.4
Total commercial mortgage	3,990,527	46.4	3,715,779	47.3
Total commercial	7,629,696	88.8	6,846,807	87.1
Residential mortgage	673,208	7.8	713,036	9.1
Consumer	291,391	3.4	299,517	3.8
Total portfolio loans	8,594,295	100.0%	7,859,360	100.0%
Allowance for loan losses	(55,865)		(50,145)
Total portfolio loans, net	$8,538,430		$7,809,215

Overview. Total portfolio loans, net, increased $729,215 to $8,538,430 at June 30, 2016, compared to $7,809,215 at December 31, 2015. At June 30, 2016, total C&I loans comprised 42.4% of the loan portfolio, compared to 39.8% at December 31, 2015. Commercial mortgage loans comprised 46.4% and 47.3% of the loan portfolio at June 30, 2016 and December 31, 2015, respectively.

Commercial loans increased $508,141, or 16.2%, in the first six months of 2016. This included $320,447 of asset-based loans acquired in the NSBC Acquisition, growth in traditional C&I loans of $167,053 and growth in warehouse lending of $41,698. Partially offsetting this growth were seasonal declines in payroll finance and factored receivables, in which loans outstanding usually peak in the third and fourth quarters. The balance of payroll finance loans and factored receivables decreased by $18,219 between December 31, 2015 and June 30, 2016. Included in C&I loans at June 30, 2016 were $641,515 of asset-based loans which, combined with payroll finance, warehouse lending, factored receivables and equipment financing, comprise our commercial finance business and portfolio. This portfolio totaled $2,119,295 at June 30, 2016, compared to $1,759,538 at December 31, 2015.

Commercial mortgage loans increased $274,748, or 7.4%, in the six months ended June 30, 2016. The main drivers of growth have been strong commercial real estate market conditions in the greater New York metropolitan area and higher origination volumes given our increased number of commercial banking teams.

ADC loans, which is a component of commercial mortgage loans, increased $21,470 in the six months ended June 30, 2016. We have ceased originations of land acquisition and development loans; however, we do originate construction loans on an exception basis only to select clients mostly within our immediate footprint.

STERLING BANCORP AND SUBSIDIARIES

Residential mortgage loans decreased $39,828 to $673,208 at June 30, 2016, compared to $713,036 at December 31, 2015. The majority of our residential mortgage loan originations are held for sale and sold in the secondary markets to various investors. We retain newly originated residential mortgage loans on an exception basis to select clients. The decline at June 30, 2016 was due mainly to the sale of $43,380 of residential mortgage loans from our portfolio that were acquired in the HVB Merger. We anticipate residential mortgage origination volumes will substantially decrease upon the sale of our residential mortgage division in the second half of 2016. Although the majority of such originations were sold in the secondary market, we often retained non-conforming prime residential mortgage loans in our portfolio.

Delinquent Loans, Troubled Debt Restructuring, Impaired Loans, Other Real Estate Owned and Classified Assets

Past Due, Non-Performing Loans, Non-Performing Assets (Risk Elements). The table below sets forth the amounts and categories of our non-performing assets (“NPAs”) at the dates indicated.

	June 30,	December 31,
	2016	2015
Non-accrual loans:
C&I	$27,850	$10,142
Payroll finance	48	—
Factored receivables	732	220
Equipment financing	2,344	1,644
Commercial real estate	23,513	20,742
Multi-family	858	1,717
ADC	3,933	3,700
Residential mortgage	12,933	19,680
Consumer	6,825	7,892
Total non-accrual loans	79,036	65,737
Accruing loans past due 90 days or more	528	674
Total non-performing loans	79,564	66,411
OREO	16,590	14,614
Total non-performing assets	$96,154	$81,025
Troubled debt restructurings (“TDRs”) accruing and not included above	$14,894	$13,701
Ratios:
Non-performing loans (“NPLs”) to total loans	0.93%	0.84%
NPAs to total assets	0.74	0.68

NPAs and NPLs. NPLs include non-accrual loans and accruing loans past due 90 days or more. NPAs include NPLs and OREO. At June 30, 2016, total NPLs increased $13,153 to $79,564 compared to $66,411 at December 31, 2015. This was due mainly to one taxi medallion relationship with a balance of $23,726 at June 30, 2016, which was placed on non-accrual during the first quarter of 2016. Non-accrual loans were $79,036 and loans 90 days past due and still accruing interest which were well secured and in the process of collection were $528. Non-accrual loans increased $13,299 from December 31, 2015. Loans past due 90 days or more and still accruing decreased $146.

TDRs. We have formally modified loans to certain borrowers who experienced financial difficulty. If the terms of the modification include a concession, as defined by GAAP, the loan is considered a TDR, which is also considered an impaired loan. Nearly all of these loans are secured by real estate. Total TDRs were $21,215 at June 30, 2016, of which $6,321 were non-accrual, none were 90 days past due and accruing, and $14,894 were performing according to their terms and accruing interest income. Total TDRs were $22,292 at December 31, 2015, of which $8,591 were non-accrual, none were 90 days past due and accruing, and $13,701 were performing according to their terms and accruing interest income. The decline between the periods was mainly due to repayments. TDRs still accruing interest income are loans modified for borrowers that have experienced financial difficulties but are performing in accordance with the terms of their loan prior to the modification. Loan modification concessions may include actions such as extension of the maturity date or the lowering of interest rates and monthly payments. As of June 30, 2016, there were no commitments to lend additional funds to borrowers with loans that have been classified as TDRs.

OREO. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO until such time as it is sold. In addition, financial centers that were closed or consolidated that are held for sale are also classified as OREO. When real estate is transferred to OREO, it is recorded at fair value less costs to sell. If the fair value less cost to sell is less than the loan

STERLING BANCORP AND SUBSIDIARIES

balance, the difference is charged against the allowance for loan losses. If the fair value of a financial center that we hold for sale is less than its prior carrying value, we recognize a charge included in other operating expense to reduce the recorded value of the investment to fair value, less costs to sell. At June 30, 2016, we had OREO properties with a recorded balance of $16,590 compared to a recorded balance of $14,614 at December 31, 2015. The increase was mainly due to one residential loan to which we acquired title during 2016. After transfer to OREO, we regularly update the fair value of the property. Subsequent declines in fair value are charged to current earnings and included in other non-interest expense as part of OREO expense.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality such as “substandard”, “doubtful”, or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets is not warranted and are charged-off. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as “special mention”. As of June 30, 2016, we had $103,710 of loans designated as “special mention” compared to $68,003 at December 31, 2015. The increase was mainly due to $30,926 of loans acquired in the NSBC Acquisition that are performing but were designated as special mention loans under our underwriting methodology during our due diligence process.

Our determination as to the classification of our assets and the amount of our loan loss allowance are subject to review by our regulators, which can order the establishment of an additional valuation allowance. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets at June 30, 2016, classified assets consisted of loans of $125,901 and OREO of $16,590. Classified loans were $130,378 at December 31, 2015.

Taxi Medallion Loans
At June 30, 2016, we had $57,910, or 0.67%, of our total portfolio loans collateralized by taxi medallions compared to $61,950, or 0.79%, at December 31, 2015. The decline in the balance between the periods was due to repayments. One of our three taxi medallion borrower relationships in the amount of $23,726 is classified substandard and is on non-accrual at June 30, 2016. Another of our taxi medallion borrower relationships in the amount of $22,135 is in the process of being extended at June 30, 2016. We continue to closely monitor the collateral values, cash flows and performance of these loans and are working with our borrowers to reduce these outstanding balances.

Allowance for Loan Losses.
The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. Our allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of, and trends related to, non-accrual loans, past due loans, potential problem loans, classified and criticized loans and net charge-offs or recoveries and loan documentation exceptions, among other factors. See Note 5. “Allowance for Loan Losses” in the notes to consolidated financial statements included elsewhere in this report for further information regarding the allowance for loan losses.

The allowance for loan losses increased from $50,145 at December 31, 2015 to $55,865 at June 30, 2016, as the provision for loan losses exceeded net charge-offs by $5,720. The allowance for loan losses at June 30, 2016 represented 70.2% of non-performing loans and 0.65% of total portfolio loans. At December 31, 2015, the allowance for loan losses represented 75.5% of non-performing loans and 0.64% of total portfolio loans. Loans acquired in prior merger transactions were recorded with a fair value adjustment as of the acquisition date that included estimated lifetime credit losses and interest rate adjustments, among other factors (the “loan mark”). The remaining balance of the loan mark at June 30, 2016 was $39,757. A substantial portion of portfolio loans covered by the loan mark continue to carry no allowance for loan losses. The total valuation balances recorded against portfolio loans to adjusted gross portfolio loans was 1.11% at June 30, 2016, compared to 1.16% at December 31, 2015. See a reconciliation of this non-GAAP financial measure on page 74.

STERLING BANCORP AND SUBSIDIARIES

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

	June 30, 2016			December 31, 2015
	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans
C&I	$15,231	$2,161,389	25.2%	$13,262	$1,681,704	21.4%
Payroll finance	1,165	211,471	2.5	1,936	221,831	2.8
Warehouse lending	652	429,506	5.0	589	387,808	4.9
Factored receivables	1,585	200,523	2.3	1,457	208,382	2.7
Equipment financing	5,346	636,280	7.4	4,925	631,303	8.0
Commercial real estate	17,523	2,868,545	33.4	13,861	2,733,351	34.8
Multi-family	3,463	914,114	10.6	2,741	796,030	10.1
ADC	2,042	207,868	2.4	2,009	186,398	2.4
Residential mortgage	4,875	673,208	7.8	5,007	713,036	9.1
Consumer	3,983	291,391	3.4	4,358	299,517	3.8
Total	$55,865	$8,594,295	100.0%	$50,145	$7,859,360	100.0%

Impaired Loans. A loan is impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loan values are based on one of three measures: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is less than its recorded investment, the Bank’s practice is to write-down the loan against the allowance for loan losses so the recorded investment matches the impaired value of the loan. Impaired loans generally include a portion of non-performing loans and accruing and performing TDR loans. At June 30, 2016, we had $56,954 in impaired loans compared to $28,372 at December 31, 2015. The increase between June 30, 2016 and December 31, 2015 was mainly due to the $23,726 taxi medallion loan relationship discussed above.

PCI Loans. A PCI loan is an acquired loan that has demonstrated evidence of deterioration in credit quality subsequent to origination. As of June 30, 2016, the balance of PCI loans was $107,575, compared to $85,293 at December 31, 2015. The increase was primarily due to PCI loans acquired in the NSBC Acquisition of $36,976, and was offset mainly by repayments of PCI loans from prior acquisitions and the transfer to OREO of a residential loan with a balance of $3,285. At June 30, 2016 and December 31, 2015, we held $13,016 and $20,025, respectively, of PCI loans, which are accounted for under the cost-recovery method and were included in our non-accrual loan totals above. The decline between the periods was mainly due to the transfer to OREO of a $3,285 residential loan and a charge-off against the non-accretable difference established on a commercial real estate loan. The remaining PCI loans of $94,559 and $65,268 at June 30, 2016 and December 31, 2015, respectively, are accounted for under applicable guidance, which results in an accretable yield that represents the amount of expected cash flows that exceeds the initial investment in the loan. See the tables of loans evaluated for impairment by segment and changes in accretable yield for PCI loans in Note 4. “Portfolio Loans” in the notes to consolidated financial statements for additional information.

Provision for Loan Losses. We recorded $5,000 in loan loss provision for the three months ended June 30, 2016, compared to $3,100 for the three months ended June 30, 2015. Net charge-offs for the three months ended June 30, 2016 were $2,149, or 0.10% of average loans on an annualized basis, compared to net charge-offs of $1,667, or 0.13%, of average loans on an annualized basis for the three months ended June 30, 2015. For the six months ended June 30, 2016, provision for loan losses was $9,000, compared to $5,200 for the six months ended June 30, 2015. Net charge-offs for the six months ended June 30, 2016 were $3,280, or 0.08% of average loans on an annualized basis, compared to net charge-offs of $3,257, or 0.13% of average loans on an annualized basis for the comparable 2015 period. The increase in the provision for loan losses between the periods was mainly due to organic growth in the loan portfolio, as well as loans from prior acquisitions that are now subject to our allowance for loan losses.

Changes in Financial Condition between June 30, 2016 and December 31, 2015
Total assets increased $1,109,296, or 9.3%, to $13,065,248 at June 30, 2016, compared to $11,955,952 at December 31, 2015. This increase was mainly due to the following:

•
Total portfolio loans increased by $734,935, or 9.4%, to $8,594,295 at June 30, 2016, compared to $7,859,360 at December 31, 2015. In addition to organic growth, portfolio loans increased by $320,447 as a result of loans acquired in the NSBC Acquisition. We also acquired and recorded $35,844 of additional assets in the NSBC Acquisition.

STERLING BANCORP AND SUBSIDIARIES

•
Total investment securities increased by $336,236, or 12.7%, to $2,980,059 at June 30, 2016, compared to $2,643,823 at December 31, 2015. We mainly acquired high investment grade tax-exempt securities issued by New York State, New York City, other municipal entities in New York, and securities issued by other states. Investment securities were 22.8% of total assets at June 30, 2016, compared to 22.1% at December 31, 2015.

•	Cash and cash equivalents increased by $28,813 to $258,326 at June 30, 2016, compared to $229,513 at December 31, 2015.

Total liabilities increased $1,038,375, or 10.1%, to $11,329,254 at June 30, 2016, compared to $10,290,879 at December 31, 2015. This increase was mainly due to the following:

•
Total deposits increased $1,205,549, or 14.1%, to $9,785,556 at June 30, 2016, compared to $8,580,007 at December 31, 2015. Our core retail, commercial and municipal transaction, money market and savings accounts were $8,809,242, which represented 90.0% of our total deposit balances. The increase in deposits was driven by our commercial banking teams, as several of our recent commercial banking hires are more deposit gathering focused.

•
FHLB borrowings declined $335,393, to $1,074,492 at June 30, 2016, compared to $1,409,885 at December 31, 2015. The decline in borrowings was mainly the result of our successful deposit gathering efforts in the first half of 2016.

•
The Bank issued $110,000 in subordinated notes on March 29, 2016, which are discussed in more detail in “Recent Developments” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and in Note 8. “Borrowings” to the consolidated financial statements included elsewhere in this report.

Supplemental Reporting of Non-GAAP Financial Measures
Results for the second quarter of 2016 were impacted by a pre-tax net gain on sale of securities of $4,474 and amortization of non-compete agreements and acquired customer list intangibles of $969. Excluding the impact of these items, adjusted net income was $35,414, or $0.27 per diluted share.

The non-GAAP financial measures presented below are used by management and the Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance and to assess our performance compared to our annual budget and strategic plans. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors, analysts, regulators and others information that we use to manage and evaluate our performance each period. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2015, included in the 2015 Annual Report.

	June 30,
	2016	2015
The following table shows the reconciliation of stockholders’ equity to tangible equity and the tangible equity ratio [1]:
Total assets	$13,065,248	$11,566,382
Goodwill and other intangibles	(769,125)	(753,899)
Tangible assets	12,296,123	10,812,483
Stockholders’ equity	1,735,994	1,623,110
Goodwill and other intangibles	(769,125)	(753,899)
Tangible stockholders’ equity	$966,869	$869,211
Common stock outstanding at period end	130,620,463	129,709,834
Stockholders’ equity as a % of total assets	13.29%	14.03%
Book value per share	$13.29	12.51
Tangible equity as a % of tangible assets	7.86%	8.04%
Tangible book value per share	$7.40	$6.70
______________
See legend on page 75.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
The following table shows the reconciliation of reported net income (GAAP) and adjusted net income (non-GAAP) and adjusted diluted earnings per share [2]:
Income (loss) before income tax expense	$56,182	$(11,328)	$92,191	$13,526
Income tax expense (benefit)	18,412	(3,682)	30,655	4,396
Net income (loss)	37,770	(7,646)	61,536	9,130
Adjustments:
Net (gain) loss on sale of securities	(4,474)	(697)	(4,191)	(2,231)
Merger-related expense	—	14,625	266	17,080
Charge for asset write-downs, banking systems conversion, retention and severance	—	28,055	2,485	29,026
Loss on extinguishment of FHLB borrowings	—	—	8,716	—
Amortization of non-compete agreements and acquired customer lists	969	991	1,937	1,651
Total adjustments	(3,505)	42,974	9,212	45,526
Income tax expense (benefit)	1,149	(13,967)	(3,175)	(14,796)
Total adjustments net of tax	(2,356)	29,007	6,037	30,730
Adjusted net income	$35,414	$21,361	$67,573	$39,860

Weighted average diluted shares	130,688,729	91,950,776	130,522,021	90,099,788
Diluted EPS as reported (GAAP)	$0.29	$(0.08)	$0.47	$0.10
Adjusted diluted EPS (non-GAAP)	0.27	0.23	0.52	0.44

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
The following table shows the reconciliation of the reported operating efficiency ratio and adjusted operating efficiency ratio [3]:
Net interest income	$100,380	$63,574	$193,890	$122,439
Non-interest income	20,442	13,857	35,872	27,870
Total net revenue	120,822	77,431	229,764	150,308
Tax equivalent adjustment on securities interest income	3,161	1,562	5,248	3,106
Net (gain) on sale of securities	(4,474)	(697)	(4,191)	(2,231)
Adjusted total revenue	119,509	78,296	230,821	151,183
Non-interest expense	59,640	85,659	128,571	131,583
Merger-related expense	—	(14,625)	(266)	(17,080)
Charge for asset write-downs, banking systems conversion, retention and severance	—	(28,055)	(2,485)	(29,026)
Loss on extinguishment of FHLB borrowings	—	—	(8,716)	—
Amortization of intangible assets	(3,241)	(1,780)	(6,294)	(3,180)
Adjusted non-interest expense	$56,399	$41,199	$110,810	$82,297
Reported operating efficiency ratio	49.4%	110.6%	56.0%	87.5%
Adjusted operating efficiency ratio	47.2	52.6	48.0	54.4
___________________________
See legend on page 75.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
The following table shows the reconciliation of return on tangible assets and adjusted return on tangible assets [4]:
Average assets	$12,700,038	$8,049,220	$12,350,704	$7,745,454
Average goodwill and other intangibles	(770,931)	(455,320)	(759,172)	(447,190)
Average tangible assets	$11,929,107	$7,593,900	$11,591,532	$7,298,264
Net income (loss)	37,770	(7,646)	61,536	9,130
Net income (loss), if annualized	151,910	(30,668)	123,748	17,447
Return on average tangible assets	1.27%	(0.40)%	1.07%	0.24%
Adjusted net income	$35,414	$21,361	$67,686	$39,860
Annualized adjusted net income	142,434	85,679	129,026	80,381
Adjusted return on average tangible assets	1.19%	1.13%	1.11%	1.10%

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
The following table shows the reconciliation of return on average tangible equity and adjusted return on average tangible equity [5]:
Average stockholders’ equity	$1,711,902	$1,100,897	$1,699,088	$1,066,544
Average goodwill and other intangibles	(770,931)	(455,320)	(759,172)	(447,190)
Average tangible stockholders’ equity	$940,971	$645,577	$939,916	$619,354
Net income (loss)	37,770	(7,646)	61,536	9,130
Net income (loss), if annualized	151,910	(30,668)	123,748	17,447
Reported return on average tangible equity	16.14%	(4.75)%	13.17%	2.82%
Adjusted net income	$35,414	$21,361	$67,686	$39,860
Annualized adjusted net income	142,434	85,679	136,116	80,381
Adjusted return on average tangible equity	15.14%	13.27%	14.48%	12.98%

	As of
	June 30, 2016	December 31, 2015
The following table shows a reconciliation of the allowance for loan losses and remaining purchase accounting adjustments to portfolio loans[6]:
Allowance for loan losses	$55,865	$50,145
Remaining purchase accounting adjustments:
Acquired performing loans	23,802	24,766
Purchased credit impaired loans	15,955	16,617
Total remaining purchase accounting adjustments	39,757	41,383
Total valuation balances recorded against portfolio loans	$95,622	$91,528

Total portfolio loans, gross	$8,594,295	$7,859,360
Remaining purchase accounting adjustments:
Acquired performing loans	23,802	24,766
Purchased credit impaired loans	15,955	16,617
Adjusted portfolio loans, gross	$8,634,052	$7,900,743
Allowance for loan losses to total portfolio loans, gross	0.65%	0.64%
Total valuation balances recorded against portfolio loans to adjusted gross portfolio loans	1.11%	1.16%
______________________________________
See legend on page 75.

STERLING BANCORP AND SUBSIDIARIES

1 Stockholders’ equity as a percentage of total assets, book value per share, tangible equity as a percentage of tangible assets and tangible equity per share provides information to help assess our capital position and financial strength. We believe tangible book measures improve comparability to other banking organizations that have not engaged in acquisitions that have resulted in the accumulation of goodwill and other intangible assets.

2 Adjusted net income and adjusted earnings per share present a summary of our earnings to exclude certain revenues and expenses to help in assessing our recurring profitability.

3 The adjusted operating efficiency ratio is a non-GAAP measure calculated by dividing adjusted non-interest expense by adjusted total net revenue. It is a measure we use to assess our adjusted operating performance.

4 Return on tangible assets and the adjusted return on tangible assets measures provide information to help assess our profitability.

5 Return on average tangible equity and the adjusted return on average tangible equity measures provide information to evaluate the use of our tangible equity.

6 The reconciliation of the allowance for loan losses and remaining purchase accounting adjustments to portfolio loans provides information to evaluate the impact of purchase accounting adjustments and the allowance for loan losses on our portfolio loans. In purchase accounting, the prior allowance for loan losses is not carried over, and in place, we are required to estimate the fair value of the loan which includes an estimate of life of loan losses on the portfolio, which is included as a purchase discount within the acquired loan population.

Liquidity and Capital Resources

Capital. Stockholders’ equity was $1,735,994 at June 30, 2016, an increase of $70,921 relative to December 31, 2015. The increase was mainly the result of net income of $61,536 and an increase in other comprehensive income of $23,054, which was primarily due to a change in the fair value of our available for sale securities portfolio, as well as stock option exercises and stock-based compensation, which totaled $4,512. These increases were partially offset by declared dividends of $18,181.

We paid dividends of $0.07 per common share in each quarter of 2015, and in the first two quarters of 2016, and the Board of Directors declared a dividend of $0.07 per common share on July 26, 2016, which is payable August 23, 2016 to our holders as of the record date of August 8, 2016.

Basel III Capital Rules. The Basel III Capital Rules became effective for us on January 1, 2015 (subject to a phase-in period for certain provisions). The rules are discussed in Note 15. “Stockholders’ Equity - Regulatory Capital Requirements” in the consolidated financial statements included elsewhere in this report.

Liquidity. As discussed in our 2015 Form 10-K, our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic activity, volatility in the financial markets, unexpected credit events or other significant occurrences. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of June 30, 2016, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on us.

At June 30, 2016, the Bank had $257,321 in cash and cash equivalents on hand and unused borrowing capacity at the FHLB of $1,346,347. In addition, the Bank may purchase additional federal funds from other institutions and enter into additional repurchase agreements. The Bank had $1,360,789 of securities available to pledge as collateral as of June 30, 2016. The Bank was required to maintain $67,700 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at June 30, 2016.

We are a bank holding company and do not conduct operations. Our primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. At June 30, 2016, the Bank had capacity to pay up to $90,054 of dividends. At June 30, 2016, we had cash on hand of $25,620.

STERLING BANCORP AND SUBSIDIARIES

On June 28, 2016, we renewed the Credit Facility which is more fully described in Note 8. “Borrowings” included elsewhere in this report. The use of proceeds are for general corporate purposes. The Credit Facility has not been used and requires us and the Bank to maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. We and the Bank were in compliance with all requirements at June 30, 2016.

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

Estimated Changes in EVE and NII. The table below sets forth, as of June 30, 2016, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$1,608,957	$(34,967)	(2.1)%	$461,591	$58,882	14.6%
+200	1,633,532	(10,392)	(0.6)	441,414	38,705	9.6
+100	1,655,709	11,785	0.7	422,748	20,039	5.0
0	1,643,924	—	—	402,709	—	—
-100	1,575,972	(67,952)	(4.1)	370,076	(32,633)	(8.1)

The table above indicates that at June 30, 2016, in the event of an immediate 200 basis point increase in interest rates, we would expect to experience a (0.6)% decrease in EVE and a 9.6% increase in NII. Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on EVE and NII beyond -100 basis points.

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

STERLING BANCORP AND SUBSIDIARIES

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

During the second quarter of 2016, the federal funds target rate remained in a range of 0.25 - 0.50%. U.S. Treasury yields in the two year maturities decreased 48 basis points from 1.06% to 0.58% over the six months ended June 30, 2016 while the yield on U.S. Treasury 10-year notes decreased 78 basis points from 2.27% to 1.49% over the same period. The greater decrease in rates on longer-term maturities relative to the decrease in rates on short-term maturities resulted in a flatter 2-10 year treasury yield curve at June 30, 2016 compared to December 31, 2015.  At its March 2016 meeting, the Federal Open Markets Committee (the “FOMC”) stated that the stance of monetary policy remains accommodative.  The FOMC further stated that it expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate and the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data.  However, should economic conditions improve at a faster pace than anticipated, the FOMC could increase the federal funds target rate quicker. This could cause the shorter end of the yield curve to rise disproportionately relative to the longer end, thereby resulting in an even flatter yield curve which may result in greater margin compression.

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

STERLING BANCORP AND SUBSIDIARIES

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company agrees to furnish to the SEC, upon request, any instrument with respect to long-term debt that the Company has not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sterling Bancorp

Date:	August 5, 2016	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 5, 2016	By:	/s/ Luis Massiani
Luis Massiani
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)