Form 10-Q
period 2016-09-30
STERLING BANCORP
filed 2016-11-03
CIK 1070154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding as of November 2, 2016
$0.01 per share	130,802,024

STERLING BANCORP AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
ASSETS:
Cash and due from banks	$380,458	$229,513
Securities:
Available for sale, at fair value	1,417,617	1,921,032
Held to maturity, at amortized cost (fair value of $1,410,541 and $734,079 at September 30, 2016 and December 31, 2015, respectively)	1,380,100	722,791
Total securities	2,797,717	2,643,823
Loans held for sale	81,695	34,110
Portfolio loans	9,168,741	7,859,360
Allowance for loan losses	(59,405)	(50,145)
Portfolio loans, net	9,109,336	7,809,215
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, at cost	107,670	116,758
Accrued interest receivable	42,107	31,531
Premises and equipment, net	58,761	63,362
Goodwill	696,600	670,699
Other intangible assets, net	69,258	77,367
Bank owned life insurance	198,556	196,288
Other real estate owned	16,422	14,614
Other assets	58,648	68,672
Total assets	$13,617,228	$11,955,952
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$10,197,253	$8,580,007
FHLB borrowings	1,181,498	1,409,885
Other borrowings (repurchase agreements)	21,191	16,566
Senior Notes	76,388	98,893
Subordinated Notes	172,449	—
Mortgage escrow funds	15,836	13,778
Other liabilities	187,453	171,750
Total liabilities	11,852,068	10,290,879
Commitments and Contingent liabilities (See Note 16. “Commitments and Contingencies”)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 190,000,000 shares authorized; 136,673,149 shares issued at September 30, 2016 and December 31, 2015; 130,853,673 and 130,006,926 shares outstanding at September 30, 2016 and December 31, 2015, respectively)	1,367	1,367
Additional paid-in capital	1,504,777	1,506,612
Treasury stock, at cost (5,819,476 shares at September 30, 2016 and 6,666,223 at December 31, 2015)	(66,262)	(76,190)
Retained earnings	317,385	245,408
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $5,152 at September 30, 2016 and $(8,961) at December 31, 2015	7,893	(12,124)
Total stockholders’ equity	1,765,160	1,665,073
Total liabilities and stockholders’ equity	$13,617,228	$11,955,952
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest and dividend income:
Loans and loan fees	$100,503	$87,774	$286,195	$202,789
Securities taxable	9,870	11,114	32,548	27,168
Securities non-taxable	6,751	3,169	16,501	8,936
Other earning assets	1,037	1,241	3,232	3,023
Total interest and dividend income	118,161	103,298	338,476	241,916
Interest expense:
Deposits	9,201	5,299	23,938	11,749
Borrowings	5,830	4,645	17,518	14,372
Total interest expense	15,031	9,944	41,456	26,121
Net interest income	103,130	93,354	297,020	215,795
Provision for loan losses	5,500	5,000	14,500	10,200
Net interest income after provision for loan losses	97,630	88,354	282,520	205,595
Non-interest income:
Accounts receivable management / factoring commissions and other fees	4,898	4,761	13,548	12,698
Mortgage banking income	1,153	2,956	5,522	8,643
Deposit fees and service charges	3,407	4,450	11,981	11,628
Net gain on sale of securities	3,433	2,726	7,624	4,958
Bank owned life insurance	1,891	1,293	4,499	3,443
Investment management fees	1,086	844	3,144	1,520
Other	3,171	1,772	8,593	3,778
Total non-interest income	19,039	18,802	54,911	46,668
Non-interest expense:
Compensation and benefits	32,501	29,238	93,857	75,070
Stock-based compensation plans	1,673	1,064	4,960	3,300
Occupancy and office operations	8,021	9,576	26,113	23,610
Amortization of intangible assets	3,241	3,431	9,535	6,611
FDIC insurance and regulatory assessments	2,151	2,281	6,709	5,093
Other real estate owned expense, net	721	183	1,844	187
Merger-related expense	—	—	265	17,079
Defined benefit plan termination charge	—	13,384	—	13,384
Loss on extinguishment of borrowings	1,013	—	9,729	—
Other	12,935	12,158	37,815	58,564
Total non-interest expense	62,256	71,315	190,827	202,898
Income before income tax expense	54,413	35,841	146,604	49,365
Income tax expense	16,991	11,648	47,646	16,043
Net income	$37,422	$24,193	$98,958	$33,322
Weighted average common shares:
Basic	130,239,193	129,172,832	130,049,358	102,655,566
Diluted	130,875,614	129,631,858	130,645,705	103,069,057
Earnings per common share:
Basic	$0.29	$0.19	$0.76	$0.32
Diluted	0.29	0.19	0.76	0.32
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$37,422	$24,193	$98,958	$33,322
Other comprehensive (loss) income, before tax:
Change in unrealized holding (losses) gains on securities available for sale	(2,112)	14,598	39,691	10,503
Accretion of net unrealized loss on securities transferred to held to maturity	542	296	1,243	1,120
Reclassification adjustment for net realized (gains) included in net income	(3,433)	(2,726)	(7,624)	(4,958)
Change in the actuarial (loss) gain of defined benefit plan and post-retirement benefit plans	(18)	9,357	379	9,729
Total other comprehensive (loss) income, before tax	(5,021)	21,525	33,689	16,394
Deferred tax benefit (expense) related to other comprehensive income	1,984	(9,148)	(13,672)	(6,968)
Other comprehensive (loss) income, net of tax	(3,037)	12,377	20,017	9,426
Comprehensive income	$34,385	$36,570	$118,975	$42,748
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share and per share data)

	Number of shares	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity
Balance at January 1, 2015	83,927,572	$912	$858,489	$(82,908)	$208,958	$(10,251)	$975,200
Net income	—	—	—	—	33,322	—	33,322
Other comprehensive income	—	—	—	—	—	9,426	9,426
Common stock issued in HVB Merger	38,525,154	386	563,227	—	—	—	563,613
Stock option & other stock transactions, net	298,520	—	766	3,263	29	—	4,058
Restricted stock awards, net	118,323	—	1,197	1,303	338	—	2,838
Common equity issued, net of costs of issuance	6,900,000	69	84,990	—	—	—	85,059
Cash dividends declared ($0.21 per common share)	—	—	—	—	(21,312)	—	(21,312)
Balance at September 30, 2015	129,769,569	$1,367	$1,508,669	$(78,342)	$221,335	$(825)	$1,652,204

Balance at January 1, 2016	130,006,926	$1,367	$1,506,612	$(76,190)	$245,408	$(12,124)	$1,665,073
Net income	—	—	—	—	98,958	—	98,958
Other comprehensive income	—	—	—	—	—	20,017	20,017
Stock option & other stock transactions, net	413,819	—	428	4,807	(1,084)	—	4,151
Restricted stock awards, net	432,928	—	(2,263)	5,121	1,394	—	4,252
Cash dividends declared ($0.21 per common share)	—	—	—	—	(27,291)	—	(27,291)
Balance at September 30, 2016	130,853,673	$1,367	$1,504,777	$(66,262)	$317,385	$7,893	$1,765,160

See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine months ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$98,958	$33,322
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses	14,500	10,200
Net loss (gain) from write-downs and sales of other real estate owned	280	(953)
Net loss on extinguishment of debt (FHLB borrowings and Senior Notes)	9,729	—
Depreciation of premises and equipment	6,282	5,332
Asset write-downs, severance and retention compensation and other restructuring charges	4,485	40,350
Charge for termination of defined benefit pension plans	—	13,384
Amortization of intangible assets	9,535	6,611
Amortization of low income housing tax credit	390	146
Net gain on sale of securities	(7,624)	(4,958)
Net gain on loans held for sale	(6,228)	(8,643)
Loss on disposition of premises and equipment	—	116
Net amortization of premiums on securities	11,100	3,465
Net accretion of purchase discount and amortization of net deferred loan costs	(13,590)	(4,805)
Net accretion of debt issuance costs and amortization of premium on borrowings	1,140	236
Restricted stock compensation expense	4,615	2,580
Stock option compensation expense	345	740
Originations of loans held for sale	(385,135)	(485,397)
Proceeds from sales of loans held for sale	343,778	474,133
Increase in cash surrender value of bank owned life insurance	(4,499)	(3,443)
Deferred income tax expense	250	(851)
Other adjustments (principally net changes in other assets and other liabilities)	(12,220)	(53,390)
Net cash provided by operating activities	76,091	28,175
Cash flows from investing activities:
Purchases of securities:
Available for sale	(546,353)	(890,925)
Held to maturity	(714,868)	(125,286)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	225,346	85,963
Held to maturity	52,040	28,545
Proceeds from sales of securities available for sale	858,531	808,892
Portfolio loan originations, net	(903,802)	(939,343)
Portfolio loans purchased	(163,320)	—
Proceeds from sale of loans held for investment	81,758	44,020
Redemption of FHLB and FRB stock, net	9,088	(8,359)
Proceeds from sales of other real estate owned	3,416	3,040
Purchases of premises and equipment	(2,229)	(6,049)
Redemption of bank owned life insurance	2,231	2,455
Cash (paid for) received from acquisitions, net	(346,690)	854,318
Net cash (used in) investing activities	(1,444,852)	(142,729)

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine months ended
	September 30,
	2016	2015
Cash flows from financing activities:
Net increase in transaction, savings and money market deposits	1,565,798	470,011
Net increase (decrease) in certificates of deposit	51,448	(37,671)
Net (decrease) increase in short-term FHLB borrowings	(86,000)	29,000
Advances of term FHLB borrowings	700,000	80,000
Repayments of term FHLB borrowings	(842,396)	(305,181)
Repayment of Senior Notes	(23,793)	—
Repayment of debt assumed in acquisition	—	(4,485)
Net increase in other borrowings	4,625	7,074
Issuance of Bank Subordinated Notes	171,813	—
Net increase in mortgage escrow funds	2,058	5,082
Proceeds from stock option exercises	3,444	3,596
Equity capital raise, net of costs of issuance	—	85,059
Cash dividends paid	(27,291)	(21,312)
Net cash provided by financing activities	1,519,706	311,173
Net increase in cash and cash equivalents	150,945	196,619
Cash and cash equivalents at beginning of period	229,513	121,520
Cash and cash equivalents at end of period	$380,458	$318,139
Supplemental cash flow information:
Interest payments	$39,174	$28,092
Income tax payments	25,880	30,990
Real estate acquired in settlement of loans	4,780	7,829
Loans transferred from held for investment to held for sale	81,758	44,020

Acquisitions:
Non-cash assets acquired:
Securities available for sale	$—	$710,230
Securities held to maturity	—	3,611
Total loans, net	320,447	1,814,826
FHLB stock	—	5,830
Accrued interest receivable	1,443	7,392
Goodwill	25,698	281,773
Customer list	1,500	8,950
Other intangible assets	—	33,839
Bank owned life insurance	—	44,231
Premises and equipment, net	176	17,063
Other real estate owned	—	222
Other assets	2,265	25,871
Total non-cash assets acquired	351,529	2,953,838

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine months ended
	September 30,
	2016	2015
Liabilities assumed:
Deposits	—	3,160,746
Escrow deposits	—	4,616
Other borrowings	—	25,366
Other liabilities	4,839	50,181
Total liabilities assumed	4,839	3,240,909

Net non-cash assets acquired	346,690	(287,071)
Cash and cash equivalents received in acquisitions	4,762	879,240
Total consideration paid	$351,452	$592,169
The Company completed the acquisition of NewStar Business Credit LLC (“NSBC”) on March 31, 2016, which is included in the acquisitions portion of the statement of cash flows for the nine months ended September 30, 2016. The Company completed the acquisition of Hudson Valley Holding Corp. (“HVHC”) on June 30, 2015 and of Damian Services Corporation (“Damian”) on February 27, 2015. Those transactions are included in the acquisitions portion of the statement of cash flows for the nine months ended September 30, 2015. See Note 2. “Acquisitions” for additional information.
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

(b) Basis of Presentation
The consolidated financial statements in this Quarterly Report on Form 10-Q include the accounts of the Company and all other entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies the Company follows conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”) and to general practices within the banking industry, which include regulatory reporting instructions.

The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2015, included in our Annual Report on Form 10-K, as filed with the SEC on February 29, 2016 (the “2015 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period. Certain items in prior financial statements have been reclassified to conform to the current presentation.

(c) Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, expense and contingencies at the date of the financial statements. Actual results could differ significantly from these estimates, particularly the allowance for loan losses and the status of contingencies,

(d) Merger with Hudson Valley Holding Corp.
On June 30, 2015, HVHC merged with and into the Company (the “HVB Merger”). In connection with the HVB Merger, Hudson Valley Bank, the principal subsidiary of HVHC, merged with and into the Bank.

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

(2) Acquisitions
Restaurant Franchise Financing Loan Portfolio
On September 9, 2016, the Bank acquired a restaurant franchise financing loan portfolio from GE Capital with an unpaid principal balance of $169,760. Total cash paid for the portfolio was $163,282, which included a discount to the balance of gross loans receivable of 4.00%, or $6,790, plus accrued interest receivable. As the acquired assets did not constitute a business, the transaction was accounted for as an asset purchase. These loans are classified as traditional commercial and industrial loans. See Note 4. “Portfolio Loans” for additional information.

NSBC Acquisition
On March 31, 2016, the Bank acquired 100% of the outstanding equity interests of NSBC (the “NSBC Acquisition”). NSBC is a provider of asset-based lending solutions to middle market commercial clients. NSBC’s loans had a fair value of $320,447 on the acquisition date and consisted of 100% floating-rate assets. The Bank paid a premium on the balance of gross loans receivable acquired of 5.90%, or $18,906. The Bank assumed $4,839 of liabilities, which consisted mainly of cash collateral on loans outstanding. The Bank recognized a customer list intangible asset of $1,500 that is being amortized over its 24-month estimated life and $25,698 of goodwill. The Bank recorded a $1,500 restructuring charge consisting mainly of retention and severance compensation, IT contract terminations and professional fees.

HVB Merger
On June 30, 2015, the Company completed the HVB Merger. Under the terms of the HVB Merger agreement, HVHC shareholders received 1.92 shares of the Company’s common stock for each share of HVHC common stock owned, which resulted in the issuance of 38,525,154 shares. Based on the Company’s closing stock price of $14.63 per share on June 29, 2015, the aggregate consideration paid to HVHC shareholders was $566,307, which, in accordance with the HVB Merger agreement, also included the in-the-money cash value of outstanding HVHC stock options, the fair value of outstanding HVHC restricted stock awards and cash in lieu of fractional shares. Consistent with the Company’s strategy, the primary reason for the HVB Merger was the expansion of the Company’s geographic footprint in the greater New York metropolitan region and beyond.

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

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

Consideration paid with Sterling Bancorp common stock issued to HVHC shareholders	$566,307

	HVHC net book value	Fair value adjustments		As recorded at acquisition
Cash and cash equivalents	$878,988	$—		$878,988
Investment securities	713,625	217	(a)	713,842
Loans	1,816,767	(24,248)	(b)	1,792,519
Federal Reserve Bank stock	5,830	—		5,830
Bank owned life insurance	44,231	—		44,231
Premises and equipment	11,918	4,925	(c)	16,843
Accrued interest receivable	7,392	—		7,392
Other intangible assets	—	33,839	(d)	33,839
Other real estate owned	222	—		222
Other assets	32,639	(7,931)	(e)	24,708
Deposits	(3,160,746)	—		(3,160,746)
Other borrowings	(25,366)	—		(25,366)
Other liabilities	(37,292)	1,540	(f)	(35,752)
Total identifiable net assets	$288,208	$8,342		$296,550

Goodwill recorded in the HVB Merger				$269,757
Explanation of certain fair value related adjustments:

(a)	Represents the fair value adjustment on investment securities held to maturity.

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

(d)
Represents intangible assets recorded to reflect the fair value of core deposits. The core deposit intangible asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the estimated average life of the deposit base.

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

The core deposit intangible asset recognized is being amortized over its estimated useful life of approximately 10 years utilizing the sum-of-the-years digits method. Other intangibles consist of below-market rents, which are amortized over the remaining life of each lease using the straight-line method.

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
Direct acquisition and other charges incurred in connection with the HVB Merger were expensed as incurred and totaled $0 and $14,381 for the three and nine months ended September 30, 2015. These expenses were mainly for financial advisory fees, legal and accounting fees, severance and retention compensation, management change-in-control payments, public relations and communications expense, and were recorded in “Merger-related expenses” on the consolidated income statement. Other integration costs of the HVB Merger for the three months and nine months ended September 30, 2015 included a charge for asset write-downs, information technology services and other contract terminations, employee retention and severance compensation and impairment of leases and facilities which totaled $28,055, and was recorded in “Other non-interest expense” in the consolidated income statement. There were no merger-related expenses or other integration costs incurred in connection with the HVB Merger in 2016.
FCC Acquisition
On May 7, 2015, the Bank acquired a factoring portfolio from FCC, LLC, a subsidiary of First Capital Holdings, Inc. (“FCC”), with an outstanding factoring receivables balance of approximately $44,500. The total consideration included a premium of $1,000 in addition to the outstanding receivables balance.
Damian Acquisition
On February 27, 2015, the Bank acquired 100% of the outstanding common stock of Damian Services Corporation (“Damian”), a payroll services provider located in Chicago, Illinois, for total consideration of $24,670 in cash. In connection with the acquisition, the Bank acquired $22,307 of outstanding payroll finance loans and assumed $14,560 of liabilities. The Bank recognized a customer list intangible asset of $8,950 that is being amortized over its 16-year estimated life, and $11,930 of goodwill. The Bank also recognized a $1,500 restructuring charge consisting mainly of retention and severance compensation and asset write-downs related to the consolidation of Damian’s operations, and approximately $300 of legal fees.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

(3) Securities

A summary of amortized cost and estimated fair value of securities as of September 30, 2016 and December 31, 2015 is presented below. The term “MBS” refers to mortgage-backed securities and the term “CMO” refers to collateralized mortgage obligations. Both of these terms are further defined in Note 17. “Fair Value Measurements”.

	September 30, 2016
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Residential MBS:
Agency-backed	$949,282	$18,225	$(56)	$967,451	$289,536	$7,829	$(57)	$297,308
CMO/Other MBS	63,071	478	(207)	63,342	42,823	474	(4)	43,293
Total residential MBS	1,012,353	18,703	(263)	1,030,793	332,359	8,303	(61)	340,601
Other securities:
Federal agencies	163,593	139	(572)	163,160	58,088	3,395	—	61,483
Corporate	33,505	513	(1,081)	32,937	35,096	500	(16)	35,580
State and municipal	188,271	2,760	(304)	190,727	948,807	19,543	(1,503)	966,847
Other	—	—	—	—	5,750	280	—	6,030
Total other securities	385,369	3,412	(1,957)	386,824	1,047,741	23,718	(1,519)	1,069,940
Total securities	$1,397,722	$22,115	$(2,220)	$1,417,617	$1,380,100	$32,021	$(1,580)	$1,410,541

	December 31, 2015
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Residential MBS:
Agency-backed	$1,222,912	$2,039	$(7,089)	$1,217,862	$252,760	$1,857	$(1,214)	$253,403
CMO/Other MBS	79,430	76	(1,133)	78,373	49,842	87	(619)	49,310
Total residential MBS	1,302,342	2,115	(8,222)	1,296,235	302,602	1,944	(1,833)	302,713
Other securities:
Federal agencies	85,124	7	(864)	84,267	104,135	2,458	(635)	105,958
Corporate	321,630	522	(7,964)	314,188	25,241	11	(200)	25,052
State and municipal	187,399	2,187	(551)	189,035	285,813	9,327	(134)	295,006
Trust preferred	27,928	589	—	28,517	—	—	—	—
Other	8,781	9	—	8,790	5,000	350	—	5,350
Total other securities	630,862	3,314	(9,379)	624,797	420,189	12,146	(969)	431,366
Total securities	$1,933,204	$5,429	$(17,601)	$1,921,032	$722,791	$14,090	$(2,802)	$734,079

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The amortized cost and estimated fair value of securities at September 30, 2016 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential MBS are shown separately since they are not due at a single maturity date.

	September 30, 2016
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Remaining period to contractual maturity:
One year or less	$10,530	$10,566	$24,892	$25,025
One to five years	95,161	95,405	48,997	51,047
Five to ten years	270,696	271,944	551,306	566,421
Greater than ten years	8,982	8,909	422,546	427,447
Total securities with a stated maturity date	385,369	386,824	1,047,741	1,069,940
Residential MBS	1,012,353	1,030,793	332,359	340,601
Total securities	$1,397,722	$1,417,617	$1,380,100	$1,410,541

Sales of securities for the periods indicated below were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Available for sale:
Proceeds from sales	$300,047	$606,459	$858,531	$808,892
Gross realized gains	4,272	3,079	10,667	5,702
Gross realized losses	(839)	(353)	(3,043)	(744)
Income tax expense on realized net gains	1,141	886	2,535	1,611

At September 30, 2016 and December 31, 2015, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity, other than the U.S. federal government and its agencies.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table summarizes securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position for the periods presented below:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available for sale
September 30, 2016
Residential MBS:
Agency-backed	$16,273	$(49)	$727	$(7)	$17,000	$(56)
CMO/Other MBS	9,700	(22)	16,207	(185)	25,907	(207)
Total residential MBS	25,973	(71)	16,934	(192)	42,907	(263)
Other securities:
Federal agencies	104,329	(572)	5	—	104,334	(572)
Corporate	—	—	14,847	(1,081)	14,847	(1,081)
State and municipal	31,254	(195)	5,687	(109)	36,941	(304)
Total other securities	135,583	(767)	20,539	(1,190)	156,122	(1,957)
Total	$161,556	$(838)	$37,473	$(1,382)	$199,029	$(2,220)
December 31, 2015
Residential MBS:
Agency-backed	$18,983	$(528)	$854,491	$(6,561)	$873,474	$(7,089)
CMO/Other MBS	23,682	(717)	41,946	(416)	65,628	(1,133)
Total residential MBS	42,665	(1,245)	896,437	(6,977)	939,102	(8,222)
Other securities:
Federal agencies	14,933	(260)	57,886	(604)	72,819	(864)
Corporate	19,257	(715)	236,048	(7,249)	255,305	(7,964)
State and municipal	3,439	(27)	42,924	(524)	46,363	(551)
Total other securities	37,629	(1,002)	336,858	(8,377)	374,487	(9,379)
Total	$80,294	$(2,247)	$1,233,295	$(15,354)	$1,313,589	$(17,601)

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table summarizes securities held to maturity with unrecognized losses, segregated by the length of time in a continuous unrecognized loss position for the periods presented below:

	Continuous unrecognized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Held to maturity
September 30, 2016
Residential MBS:
Agency-backed	$5,352	$(55)	$246	$(2)	$5,598	$(57)
CMO/Other MBS	5,057	(4)	—	—	5,057	(4)
Total residential MBS	10,409	(59)	246	(2)	10,655	(61)
Other securities:
Corporate	—	—	5,080	(16)	5,080	(16)
State and municipal	157,509	(1,444)	3,058	(59)	160,567	(1,503)
Total other securities	157,509	(1,444)	8,138	(75)	165,647	(1,519)
Total	$167,918	$(1,503)	$8,384	$(77)	$176,302	$(1,580)
December 31, 2015
Residential MBS:
Agency-backed	$—	$—	$132,585	$(1,214)	$132,585	$(1,214)
CMO/Other MBS	5,960	(156)	40,033	(463)	45,993	(619)
Total residential MBS	5,960	(156)	172,618	(1,677)	178,578	(1,833)
Other securities:
Federal agencies	14,642	(358)	9,723	(277)	24,365	(635)
Corporate	—	—	20,039	(200)	20,039	(200)
State and municipal	2,562	(48)	12,989	(86)	15,551	(134)
Total other securities	17,204	(406)	42,751	(563)	59,955	(969)
Total	$23,164	$(562)	$215,369	$(2,240)	$238,533	$(2,802)

At September 30, 2016, a total of 56 available for sale securities were in a continuous unrealized loss position for less than 12 months and 46 available for sale securities were in a continuous unrealized loss position for 12 months or longer. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other than temporary impairment (“OTTI”) losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Company anticipates it will receive full value for the securities. Furthermore, as of September 30, 2016, management did not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons related to credit quality. As of September 30, 2016, management believes the impairments detailed in the table above are temporary.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

Securities pledged for borrowings at the FHLB and other institutions, and securities pledged for municipal deposits and other purposes, were as follows for the periods presented below:

	September 30,	December 31,
	2016	2015
Available for sale securities pledged for borrowings, at fair value	$77,121	$101,994
Available for sale securities pledged for municipal deposits, at fair value	616,550	849,186
Available for sale securities pledged for customer back-to-back swaps, at fair value	5,100	1,839
Held to maturity securities pledged for borrowings, at amortized cost	102,500	206,337
Held to maturity securities pledged for municipal deposits, at amortized cost	962,304	327,589
Total securities pledged	$1,763,575	$1,486,945

(4) Portfolio Loans

The composition of the Company’s loan portfolio, excluding loans held for sale, was the following for the periods presented below:

	September 30,	December 31,
	2016	2015
Commercial:
Commercial and industrial (“C&I”):
Traditional C&I	$1,744,756	$1,371,490
Asset-based lending	683,907	310,214
Payroll finance	223,991	221,831
Warehouse lending	586,394	387,808
Factored receivables	249,771	208,382
Equipment financing	608,948	631,303
Total C&I	4,097,767	3,131,028
Commercial mortgage:
Commercial real estate	2,969,873	2,733,351
Multi-family	925,303	796,030
Acquisition, development & construction (“ADC”)	211,896	186,398
Total commercial mortgage	4,107,072	3,715,779
Total commercial	8,204,839	6,846,807
Residential mortgage	672,355	713,036
Consumer	291,547	299,517
Total portfolio loans	9,168,741	7,859,360
Allowance for loan losses	(59,405)	(50,145)
Total portfolio loans, net	$9,109,336	$7,809,215

Total portfolio loans include net deferred loan origination fees of $1,281 at September 30, 2016, and costs of $2,029 at December 31, 2015.

At September 30, 2016 and December 31, 2015, the Company pledged loans with an unpaid principal balance of $2,324,599 and $2,050,982, respectively, to the FHLB as collateral for certain borrowing arrangements. See Note 8. “Borrowings”.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following tables set forth the amounts and status of the Company’s loans, troubled debt restructurings (“TDRs”) and non-performing loans at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$1,714,158	$637	$771	$2,021	$27,169	$1,744,756
Asset-based lending	683,907	—	—	—	—	683,907
Payroll finance	223,679	104	—	—	208	223,991
Warehouse lending	586,394	—	—	—	—	586,394
Factored receivables	249,078	—	—	—	693	249,771
Equipment financing	604,336	1,135	459	—	3,018	608,948
Commercial real estate	2,943,977	254	1,237	451	23,954	2,969,873
Multi-family	925,227	—	—	—	76	925,303
ADC	204,607	3,705	—	—	3,584	211,896
Residential mortgage	653,207	6,023	795	—	12,330	672,355
Consumer	281,421	2,101	462	801	6,762	291,547
Total portfolio loans	$9,069,991	$13,959	$3,724	$3,273	$77,794	$9,168,741
Total TDRs included above	$9,740	$254	$—	$—	$6,401	$16,395
Non-performing loans:
Loans 90+ days past due and still accruing						$3,273
Non-accrual loans						77,794
Total non-performing loans						$81,067

	December 31, 2015
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$1,320,421	$9,380	$31,060	$487	$10,142	$1,371,490
Asset-based lending	310,214	—	—	—	—	310,214
Payroll finance	221,394	—	349	88	—	221,831
Warehouse lending	387,808	—	—	—	—	387,808
Factored receivables	208,162	—	—	—	220	208,382
Equipment financing	627,056	1,088	1,515	—	1,644	631,303
Commercial real estate	2,702,671	7,417	2,521	—	20,742	2,733,351
Multi-family	791,828	2,485	—	—	1,717	796,030
ADC	182,615	—	—	83	3,700	186,398
Residential mortgage	686,445	6,014	897	—	19,680	713,036
Consumer	286,339	4,950	320	16	7,892	299,517
Total portfolio loans	$7,724,953	$31,334	$36,662	$674	$65,737	$7,859,360
Total TDRs included above	$13,047	$654	$—	$—	$8,591	$22,292
Non-performing loans:
Loans 90+ days past due and still accruing						$674
Non-accrual loans						65,737
Total non-performing loans						$66,411

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table provides additional analysis of the Company’s non-accrual loans at September 30, 2016 and December 31, 2015:

	September 30, 2016				December 31, 2015
	Recorded investment Non-accrual loans	Recorded investment PCI(1) non-accrual loans	Recorded investment total non-accrual loans	Unpaid principal balance non-accrual loans	Recorded investment Non-accrual loans	Recorded investment PCI non-accrual loans	Recorded investment total non-accrual loans	Unpaid principal balance non-accrual loans
Traditional C&I	$22,609	$4,560	$27,169	$27,406	$4,314	$5,828	$10,142	$10,503
Payroll finance	208	—	208	208	—	—	—	—
Factored receivables	693	—	693	693	220	—	220	220
Equipment financing	3,018	—	3,018	3,018	1,644	—	1,644	1,644
Commercial real estate	17,957	5,997	23,954	29,398	13,119	7,623	20,742	23,678
Multi-family	76	—	76	79	1,717	—	1,717	1,837
ADC	3,584	—	3,584	3,845	3,700	—	3,700	3,829
Residential mortgage	10,432	1,898	12,330	15,717	13,683	5,997	19,680	24,386
Consumer	5,922	840	6,762	8,377	7,315	577	7,892	9,404
Total	$64,499	$13,295	$77,794	$88,741	$45,712	$20,025	$65,737	$75,501

(1) The Company acquired loans for which there was, at acquisition, both evidence of deterioration of credit quality since origination and probability, at acquisition, that all contractually required payments would not be collected. These loans are classified as purchased credit impaired loans (“PCI loans”).

There were no non-accrual asset-based lending or warehouse lending loans at September 30, 2016 or December 31, 2015.
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

At September 30, 2016 and December 31, 2015, the recorded investment of residential mortgage loans that were in the process of foreclosure was $9,935 and $9,638, respectively, which are included in non-accrual residential mortgage loans above.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at September 30, 2016:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Traditional C&I	$27,658	$1,702,985	$14,113	$1,744,756	$—	$12,412	$12,412
Asset-based lending	—	663,160	20,747	683,907	—	3,473	3,473
Payroll finance	—	223,991	—	223,991	—	1,310	1,310
Warehouse lending	—	586,394	—	586,394	—	1,481	1,481
Factored receivables	494	249,277	—	249,771	—	2,046	2,046
Equipment financing	2,485	606,463	—	608,948	—	5,200	5,200
Commercial real estate	17,636	2,906,000	46,237	2,969,873	—	19,077	19,077
Multi-family	—	920,894	4,409	925,303	—	3,721	3,721
ADC	8,347	198,679	4,870	211,896	—	1,744	1,744
Residential mortgage	515	669,674	2,166	672,355	—	4,884	4,884
Consumer	2,293	287,688	1,566	291,547	—	4,057	4,057
Total portfolio loans	$59,428	$9,015,205	$94,108	$9,168,741	$—	$59,405	$59,405

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at December 31, 2015:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Traditional C&I	$3,138	$1,350,949	$17,403	$1,371,490	$—	$10,469	$10,469
Asset-based lending	—	310,214	—	310,214	—	2,793	2,793
Payroll finance	—	221,831	—	221,831	—	1,936	1,936
Warehouse lending	—	387,808	—	387,808	—	589	589
Factored receivables	—	208,382	—	208,382	—	1,457	1,457
Equipment financing	1,017	630,286	—	631,303	—	4,925	4,925
Commercial real estate	13,492	2,669,673	50,186	2,733,351	—	13,861	13,861
Multi-family	1,541	790,017	4,472	796,030	—	2,741	2,741
ADC	8,669	173,065	4,664	186,398	—	2,009	2,009
Residential mortgage	515	705,245	7,276	713,036	—	5,007	5,007
Consumer	—	298,225	1,292	299,517	—	4,358	4,358
Total portfolio loans	$28,372	$7,745,695	$85,293	$7,859,360	$—	$50,145	$50,145

Management considers a loan to be impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Evaluation of impairment is treated the same across all classes of loans on a loan-by-loan basis, except residential mortgage loans and home equity lines of credit (“HELOC”) with an outstanding balance of $500 or less, which are evaluated for impairment on a homogeneous pool basis. (HELOC loans are included with consumer loans.) When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole remaining source of repayment of the loan is the operation or liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs when foreclosure or liquidation is probable, instead of discounted cash flows. If management

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

The carrying amount of PCI loans is presented in the tables above. At September 30, 2016, the net recorded amount of PCI loans was $94,108, which included $20,747 of asset-based lending loans acquired in the NSBC Acquisition. There was $621 and $272 included in the allowance for loan losses associated with PCI loans at September 30, 2016 and December 31, 2015, respectively.

The following table presents the changes in the balance of the accretable yield discount for PCI loans for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$11,307	$13,201	$11,211	$724
Balances acquired in the NSBC Acquisition	—	—	2,200	12,527
Accretion of income	(1,168)	(862)	(3,447)	(862)
Disposals	—	—	—	(50)
Reclassification from non-accretable difference	1,398	413	1,573	413
Balance at end of period	$11,537	$12,752	$11,537	$12,752

Income is not recognized on PCI loans unless the Company can reasonably estimate the cash flows that are expected to be collected over the life of the loan. The balance of PCI loans that were treated under the cost recovery method was $13,295 and $20,025 at September 30, 2016 and December 31, 2015, respectively.

The following table presents loans individually evaluated for impairment, excluding purchased credit impaired loans, by segment of loans at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Unpaid principal balance	Recorded investment	Unpaid principal balance	Recorded investment
Loans with no related allowance recorded:
Traditional C&I	$27,658	$27,658	$3,145	$3,138
Factored receivables	494	494	—	—
Equipment financing	2,485	2,485	1,017	1,017
Commercial real estate	19,051	17,636	15,092	13,492
Multi-family	—	—	1,541	1,541
ADC	8,347	8,347	8,669	8,669
Residential mortgage	515	515	515	515
Consumer	2,293	2,293	—	—
Total	$60,843	$59,428	$29,979	$28,372

The Company’s policy generally requires a charge-off of the difference between the present value of the cash flows or the net collateral value of the collateral securing the loan and the Company’s recorded investment. As a result, there were no impaired loans with an allowance recorded at September 30, 2016 or December 31, 2015.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

At September 30, 2016 and December 31, 2015 there were no asset-based lending, payroll finance or warehouse lending loans that were individually evaluated for impairment and there were no factored receivables and consumer loans individually evaluated for impairment at December 31, 2015.

The following tables present the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for the three months ended September 30, 2016 and September 30, 2015:

	For the three months ended
	September 30, 2016		September 30, 2015
	QTD average recorded investment	Interest income recognized	QTD average recorded investment	Interest income recognized
Loans with no related allowance recorded:
Traditional C&I	$27,173	$30	$2,569	$—
Asset-based lending	—	—	1,068	—
Factored receivables	247	—	—	—
Equipment financing	2,028	—	670	—
Commercial real estate	16,414	64	14,217	42
Multi-family	—	—	922	—
ADC	8,434	63	8,800	56
Residential mortgage	515	—	515	—
Consumer	1,895	—	—	—
Total	$56,706	$157	$28,761	$98

There were no impaired loans with an allowance recorded at September 30, 2016 or December 31, 2015. For the three months ended September 30, 2016 and 2015, there were no payroll finance or warehouse lending loans that were impaired and there was no cash-basis interest income recognized.

The following tables present the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for the nine months ended September 30, 2016 and September 30, 2015.

	For the nine months ended
	September 30, 2016		September 30, 2015
	YTD average recorded investment	Interest income recognized	YTD average recorded investment	Interest income recognized
Loans with no related allowance recorded:
Traditional C&I	$22,370	$45	$2,410	$—
Asset-based lending	—	—	1,237	—
Factored receivables	82	—	—	—
Equipment financing	1,259	—	670	—
Commercial real estate	13,516	135	14,529	125
Multi-family	—	—	923	—
ADC	8,346	178	8,831	171
Residential mortgage	515	—	515	—
Consumer	1,380	—	—	—
Total	$47,468	$358	$29,115	$296

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

For the nine months ended September 30, 2016 and 2015, there were no payroll finance or warehouse lending loans that were impaired and there was no cash-basis interest income recognized.

Troubled Debt Restructuring (“TDRs”)
The following tables set forth the amounts and past due status of the Company’s TDRs at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$574	$—	$—	$—	$1,116	$1,690
Equipment financing	32	—	—	—	—	32
Commercial real estate	2,459	254	—	—	—	2,713
ADC	4,901	—	—	—	3,584	8,485
Residential mortgage	1,729	—	—	—	1,701	3,430
Consumer	45	—	—	—	—	45
Total	$9,740	$254	$—	$—	$6,401	$16,395

	December 31, 2015
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$154	$—	$—	$—	$2,052	$2,206
Equipment financing	338	—	—	—	—	338
Commercial real estate	2,787	—	—	—	—	2,787
ADC	5,107	—	—	—	3,700	8,807
Residential mortgage	4,661	654	—	—	2,839	8,154
Total	$13,047	$654	$—	$—	$8,591	$22,292

There were no asset-based lending, payroll finance, warehouse lending, factored receivables or multi-family loans that were TDRs for either period presented above and there were no consumer loans that were TDRs at December 31, 2015. The Company did not have outstanding commitments to lend additional amounts to customers with loans classified as TDRs as of September 30, 2016 or December 31, 2015.

There was one loan modified as a TDR in the nine months ended September 30, 2016. This TDR did not increase the allowance for loan losses and did not result in charge-offs in the nine months ended September 30, 2016. There were no loans modified as a TDR during the nine months ended September 30, 2015.

The following table presents loans by segment modified as TDRs that occurred during the first nine months of 2016 and 2015:

	September 30, 2016			September 30, 2015
		Recorded investment			Recorded investment
	Number	Pre- modification	Post- modification	Number	Pre- modification	Post- modification
Residential mortgage	1	$469	$469	—	—	—

There were no TDRs that were modified during the nine months ended September 30, 2016 or 2015 that subsequently defaulted (which is defined as missing three consecutive monthly payments or being over 90 days past due on a scheduled payment).

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

(5) Allowance for Loan Losses

Activity in the allowance for loan losses for the three and nine months ended September 30, 2016 and 2015 is summarized below:

	For the three months ended September 30, 2016
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision / (reversal of)	Ending balance
Traditional C&I	$11,951	$(570)	$381	$(189)	$650	$12,412
Asset-based lending	3,280	—	—	—	193	3,473
Payroll finance	1,165	—	—	—	145	1,310
Warehouse lending	652	—	—	—	829	1,481
Factored receivables	1,585	(60)	10	(50)	511	2,046
Equipment financing	5,346	(377)	123	(254)	108	5,200
Commercial real estate	17,523	(630)	111	(519)	2,073	19,077
Multi-family	3,463	(399)	—	(399)	657	3,721
ADC	2,042	—	—	—	(298)	1,744
Residential mortgage	4,875	(338)	—	(338)	347	4,884
Consumer	3,983	(259)	48	(211)	285	4,057
Total allowance for loan losses	$55,865	$(2,633)	$673	$(1,960)	$5,500	$59,405
Annualized net charge-offs to average loans outstanding:						0.09%

	For the three months ended September 30, 2015
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision / (reversal of)	Ending balance
Traditional C&I	$7,752	$(224)	$777	$553	$494	$8,799
Asset-based lending	3,598	—	4	$4	(297)	$3,305
Payroll finance	1,650	(44)	—	(44)	241	1,847
Warehouse lending	1,263	—	—	—	(136)	1,127
Factored receivables	1,496	(52)	18	(34)	343	1,805
Equipment financing	3,245	(1,369)	148	(1,221)	2,297	4,321
Commercial real estate	11,100	(223)	76	(147)	1,722	12,675
Multi-family	2,405	—	—	—	(248)	2,157
ADC	2,425	—	—	—	(332)	2,093
Residential mortgage	4,937	(546)	81	(465)	517	4,989
Consumer	4,446	(387)	35	(352)	399	4,493
Total allowance for loan losses	$44,317	$(2,845)	$1,139	$(1,706)	$5,000	$47,611
Annualized net charge-offs to average loans outstanding:						0.09%

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	For the nine months ended September 30, 2016
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision/ (reversal of)	Ending balance
Traditional C&I	10,469	$(1,488)	$847	$(641)	$2,584	$12,412
Asset-based lending	2,793	—	62	62	618	3,473
Payroll finance	1,936	(28)	32	4	(630)	1,310
Warehouse lending	589	—	—	—	892	1,481
Factored receivables	1,457	(933)	51	(882)	1,471	2,046
Equipment financing	4,925	(1,406)	333	(1,073)	1,348	5,200
Commercial real estate	13,861	(734)	185	(549)	5,765	19,077
Multi-family	2,741	(417)	2	(415)	1,395	3,721
ADC	2,009	—	104	104	(369)	1,744
Residential mortgage	5,007	(771)	29	(742)	619	4,884
Consumer	4,358	(1,302)	194	(1,108)	807	4,057
Total allowance for loan losses	$50,145	$(7,079)	$1,839	$(5,240)	$14,500	$59,405
Annualized net charge-offs to average loans outstanding:						0.08%

	For the nine months ended September 30, 2015
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision/ (reversal of)	Ending balance
Traditional C&I	$6,912	$(1,294)	$1,005	$(289)	$2,176	$8,799
Asset-based lending	4,115	—	40	40	(850)	3,305
Payroll finance	1,506	(406)	11	(395)	736	1,847
Warehouse lending	608	—	—	—	519	1,127
Factored receivables	1,205	(270)	46	(224)	824	1,805
Equipment financing	2,569	(1,960)	416	(1,544)	3,296	4,321
Commercial real estate	10,121	(561)	92	(469)	3,023	12,675
Multi-family	2,111	(17)	—	(17)	63	2,157
ADC	2,987	—	9	9	(903)	2,093
Residential mortgage	5,843	(727)	92	(635)	(219)	4,989
Consumer	4,397	(1,550)	111	(1,439)	1,535	4,493
Total allowance for loan losses	$42,374	$(6,785)	$1,822	$(4,963)	$10,200	$47,611
Annualized net charge-offs to average loans outstanding:						0.11%

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following tables present the allowance for loan losses to originated loans as of September 30, 2016. The population of originated loans includes loans originated by the Company and acquired loans that have migrated into the population of loans covered by our allowance for loan losses.

	September 30, 2016
Originated:	Pass	Special mention	Substandard	Doubtful	Loss	Total
Traditional C&I	$1,314,890	$6,731	$26,450	$665	$—	$1,348,736
Asset-based lending	444,732	1,283	3,418	—	—	449,433
Payroll finance	223,783	—	208	—	—	223,991
Warehouse lending	586,394	—	—	—	—	586,394
Factored receivables	249,078	—	693	—	—	249,771
Equipment financing	569,996	132	4,187	—	—	574,315
Commercial real estate	2,571,771	9,948	29,735	—	—	2,611,454
Multi-family	778,236	1,740	673	—	—	780,649
ADC	197,691	6,908	7,230	—	—	211,829
Residential mortgage	448,727	795	12,021	—	—	461,543
Consumer	197,014	529	7,466	267	—	205,276
Total originated loans	$7,582,312	$28,066	$92,081	$932	$—	$7,703,391
Allowance for loan losses	$53,203	$830	$4,673	$699	$—	$59,405
As a % of originated loans	0.70%	2.96%	5.07%	75.00%	—%	0.77%

In purchase accounting, the prior allowance for loan losses is not carried over, and in its place, the Company is required to estimate the fair value of loans acquired, which is included as a purchase discount within the acquired loan discount. The following analysis presents the remaining purchase accounting marks to acquired loan portfolios as of September 30, 2016.

	September 30, 2016
Acquired loans:	Pass	Special mention	Substandard	Doubtful	Loss	Total
Traditional C&I	$385,211	$6,898	$3,911	$—	$—	$396,020
Asset-based lending	195,344	34,274	4,856	—	—	234,474
Equipment financing	34,633	—	—	—	—	34,633
Commercial real estate	320,992	26,942	10,485	—	—	358,419
Multi-family	139,050	5,604	—	—	—	144,654
ADC	67	—	—	—	—	67
Residential mortgage	209,594	—	1,218	—	—	210,812
Consumer	86,271	—	—	—	—	86,271
Remaining purchase accounting mark	37,719	2,209	1,588	—	—	41,516
Total loans subject to purchase accounting marks	$1,371,162	$73,718	$20,470	$—	$—	$1,465,350
Remaining purchase accounting mark	$37,719	$2,209	$1,588	$—	$—	$41,516
As a % of acquired loans	2.75%	3.00%	7.76%	—%	—%	2.83%

Total portfolio loans	$8,953,474	$101,784	$112,551	$932	$—	$9,168,741

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table presents the allowance for loan losses to originated loans as of December 31, 2015.

	December 31, 2015
Originated:	Pass	Special mention	Substandard	Doubtful	Loss	Total
Traditional C&I	$1,054,509	$3,003	$29,621	$445	$—	$1,087,578
Asset-based lending	302,176	8,038	—	—	—	310,214
Payroll finance	221,735	—	96	—	—	221,831
Warehouse lending	387,808	—	—	—	—	387,808
Factored receivables	206,814	—	1,568	—	—	208,382
Equipment financing	512,314	460	1,644	—	—	514,418
Commercial real estate	2,002,638	9,361	24,104	—	—	2,036,103
Multi-family	550,438	—	1,717	—	—	552,155
ADC	118,552	1,575	7,236	—	—	127,363
Residential mortgage	419,534	897	13,497	—	—	433,928
Consumer	195,684	407	7,167	268	—	203,526
Total originated loans	$5,972,202	$23,741	$86,650	$713	$—	$6,083,306
Allowance for loan losses	$43,925	$884	$4,801	$535	$—	$50,145
As a % of originated loans	0.74%	3.72%	5.54%	75.04%	—%	0.82%

The following analysis presents the remaining purchase accounting marks to acquired loan portfolios as of December 31, 2015.

	December 31, 2015
Acquired loans:	Pass	Special mention	Substandard	Doubtful	Loss	Total
Traditional C&I	$267,541	$9,724	$6,647	$—	$—	$283,912
Asset-based lending	—	—	—	—	—	—
Equipment financing	116,885	—	—	—	—	116,885
Commercial real estate	645,951	23,111	28,186	—	—	697,248
Multi-family	237,948	5,927	—	—	—	243,875
ADC	52,775	5,500	760	—	—	59,035
Residential mortgage	272,336	—	6,772	—	—	279,108
Consumer	95,341	—	650	—	—	95,991
Remaining purchase accounting mark	37,351	1,649	2,383	—	—	41,383
Total loans subject to purchase accounting marks	$1,726,128	$45,911	$45,398	$—	$—	$1,817,437
Remaining purchase accounting mark	$37,351	$1,649	$2,383	$—	$—	$41,383
As a % of acquired loans	2.16%	3.59%	5.25%	—%	—%	2.28%

Total portfolio loans	$7,660,979	$68,003	$129,665	$713	$—	$7,859,360

Credit Quality Indicators
As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators, including trends related to (i) the weighted-average risk grade of commercial loans; (ii) the level of classified commercial loans; (iii) the delinquency status of residential mortgage and consumer loans HELOC and other consumer loans); (iv) net charge-offs; (v) non-performing loans (see details above); and (vi) the general economic conditions in the greater New York metropolitan region. The Bank analyzes loans individually by classifying the loans by credit risk, except residential mortgage loans, HELOC and other consumer loans, which are evaluated on a homogeneous pool basis unless the loan balance is greater than $500. This analysis is performed at least quarterly on all criticized/classified loans. The Bank uses the following definitions of risk ratings:

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

1 and 2 - These grades include loans that are secured by cash, marketable securities or cash surrender value of life insurance policies.

3 - This grade includes loans to borrowers with strong earnings and cash flow and that have the ability to service debt. The borrower’s assets and liabilities are generally well-matched and are above average quality. The borrower has ready access to multiple sources of funding, including alternatives such as term loans, private equity placements or trade credit.

4 - This grade includes loans to borrowers with above average cash flow, adequate earnings and debt service coverage ratios. The borrower generates discretionary cash flow, assets and liabilities are reasonably matched, and the borrower has access to other sources of debt funding or additional trade credit at market rates.

5 - This grade includes loans to borrowers with adequate earnings and cash flow and reasonable debt service coverage ratios. Overall leverage is acceptable and there is average reliance upon trade credit. Management has a reasonable amount of experience and depth, and owners are willing to invest available outside capital, as necessary.

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

9 - Doubtful (OCC definition) - These loans have all the weakness inherent in one classified as “Substandard” with the added characteristics that the weakness makes collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but, because of certain important and reasonably specific pending factors which may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include a proposed merger, acquisition, liquidating procedures, capital injection, perfecting liens or additional collateral and refinancing plans.

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

Loans that are risk-rated 1 through 6, as defined above, are considered to be pass-rated loans. As of September 30, 2016 and December 31, 2015, the risk category of gross loans by segment was as follows:

	September 30, 2016			December 31, 2015
	Special mention	Substandard	Doubtful	Special mention	Substandard	Doubtful
Traditional C&I	$13,629	$30,361	$665	$12,727	$36,268	$445
Asset-based lending	35,557	8,274	—	8,038	—	—
Payroll finance	—	208	—	—	96	—
Factored receivables	—	693	—	—	1,568	—
Equipment financing	132	4,187	—	460	1,644	—
Commercial real estate	36,890	40,220	—	32,472	52,290	—
Multi-family	7,344	673	—	5,927	1,717	—
ADC	6,908	7,230	—	7,075	7,996	—
Residential mortgage	795	13,239	—	897	20,269	—
Consumer	529	7,466	267	407	7,817	268
Total	$101,784	$112,551	$932	$68,003	$129,665	$713

There were no criticized or classified warehouse lending loans for the periods presented. There were no loans rated “loss” at September 30, 2016 and December 31, 2015. Included in asset-based lending loans rated special mention at September 30, 2016 were $34,274 of loans acquired in the NSBC Acquisition.

(6) Goodwill and Other Intangible Assets

The balance of goodwill and other intangible assets for the periods presented were as follows:

	September 30,	December 31,
	2016	2015
Goodwill	$696,600	$670,699
Other intangible assets:
Core deposits	$39,539	$45,794
Customer lists	8,174	7,959
Non-compete agreements	930	2,925
Trade name	20,500	20,500
Fair value of below market leases	115	189
Total	$69,258	$77,367

The increase in goodwill at September 30, 2016 compared to December 31, 2015 was mainly due to the NSBC Acquisition. See Note 2. “Acquisitions” for additional information.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2016 was as follows:

Amortization expense
Remainder of 2016	$2,905
2017	8,838
2018	7,285
2019	6,074
2020	5,428
2021	5,022
Thereafter	13,206
Total	$48,758

(7) Deposits

Deposit balances at September 30, 2016 and December 31, 2015 were as follows:

	September 30,	December 31,
	2016	2015
Non-interest bearing demand	$3,342,404	$2,936,980
Interest bearing demand	2,179,137	1,274,417
Savings	802,704	943,632
Money market	3,216,370	2,819,788
Certificates of deposit	656,638	605,190
Total deposits	$10,197,253	$8,580,007
Municipal deposits totaled $1,551,147 and $1,140,206 at September 30, 2016 and December 31, 2015, respectively. See Note 3. “Securities” for the aggregate amount of securities that were pledged as collateral for municipal deposits and other purposes.
Brokered deposits at September 30, 2016 and December 31, 2015 were as follows:

	September 30,	December 31,
	2016	2015
Interest bearing	$10,325	$—
Money market	528,101	152,180
Money market - reciprocal brokered deposits	162,811	169,958
Certificates of deposit - CDARs[1] one way	66,748	106,647
Total brokered deposits	$767,985	$428,785
1 CDARs (Certificate of deposit account registry service)

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

(8) Borrowings

The Company’s borrowings and weighted average interest rates were as follows for the periods presented:

	September 30,		December 31,
	2016		2015
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB borrowings	$1,181,498	0.94%	$1,409,885	1.32%
Other borrowings (repurchase agreements)	21,191	0.74	16,566	0.55
Senior Notes	76,388	5.98	98,893	5.98
Subordinated Notes	172,449	5.45	—	—
Total borrowings	$1,451,526	1.74%	$1,525,344	1.61%
By remaining period to maturity:
Less than one year	$822,689	0.74%	$999,222	0.69%
One to two years	221,388	2.85	295,000	3.19
Two to three years	135,000	1.41	228,893	3.57
Three to four years	50,000	1.38	—	—
Four to five years	50,000	1.68	—	—
Greater than five years	172,449	5.45	2,229	4.92
Total borrowings	$1,451,526	1.74%	$1,525,344	1.61%

FHLB borrowings. As a member of the FHLB, the Bank may borrow up to a discounted percentage of the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of September 30, 2016 and December 31, 2015, the Bank had total residential mortgage and commercial real estate loans pledged after discount of $2,324,599 and $2,050,982, respectively. In addition to the pledged mortgages, the Bank had also pledged securities to secure borrowings, which are disclosed in Note 3. “Securities.” As of September 30, 2016, the Bank had unused borrowing capacity at the FHLB of $1,304,179 and may increase its borrowing capacity by pledging securities not required to be pledged for other purposes with a collateral value of approximately $872,734.

FHLB borrowings included $200,000 at December 31, 2015 that were putable quarterly at the discretion of the FHLB. These borrowings had a weighted average remaining term to the contractual maturity dates of approximately 1.31 years at December 31, 2015, and a weighted average interest rate of 4.23%. The Company redeemed these borrowings on March 31, 2016, together with $20,000 of other borrowings with an interest rate of 3.57%. The Company incurred a loss on extinguishment of debt associated with these repayments of $8,716, which is included in non-interest expense in the consolidated income statements.

Other borrowings (repurchase agreements). The Bank enters into sales of securities under agreements to repurchase. These repurchase agreements facilitate the needs of our customers and a portion of our secured short-term funding needs. Securities sold under agreements to repurchase at September 30, 2016 and December 31, 2015 are secured short-term borrowings that mature in one to 45 days and are generally renewed on a continuous basis. Repurchase agreements are stated at the amount of cash received in connection with these transactions. The securities pledged under these repurchase agreements fluctuate in value due to market conditions. The Bank is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.

Senior Notes. On July 2, 2013, the Company issued $100,000 principal amount of 5.50% fixed rate senior notes (the “Senior Notes”) through a private placement at a discount of 1.75%. The cost of issuance was $303, and at September 30, 2016 and December 31, 2015 the unamortized discount was $612 and $1,107, respectively, which will be accreted to interest expense over the life of the Senior Notes, resulting in an effective yield of 5.98%. Interest is due semi-annually in arrears on January 2 and July 2 until maturity on July 2, 2018. During the three months ended September 30, 2016, the Company redeemed $23,000 of the Senior Notes and incurred a loss on extinguishment of debt associated with this repayment of $1,013, which is included in non-interest expense in the consolidated income statements.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

Subordinated Notes. On March 29, 2016, the Bank issued $110,000 principal amount of 5.25% fixed-to-floating rate subordinated notes (the “Subordinated Notes”) through a private placement at a discount of 1.25%. The cost of issuance was $500. On September 2, 2016, the Bank reopened the Subordinated Notes offering and issued an additional $65,000 principal amount of Subordinated Notes. The Subordinated Notes issued September 2, 2016 are fully fungible with, rank equally in right of payment with, and form a single series with the existing Subordinated Notes. The notes were issued to the purchasers at a premium of 0.50% and an underwriters discount of 1.25%. The cost of issuance was $275. At September 30, 2016, the net unamortized discount of all Subordinated Notes was $2,551, which will be accreted to interest expense over the life of the Subordinated Notes, resulting in an effective yield of 5.45%. Interest is due semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2016, until April 1, 2021. From and including April 1, 2021, the Subordinated Notes will bear interest at a floating rate per annum equal to three-month LIBOR plus 3.937%, payable quarterly on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2021, through maturity on April 1, 2026 or earlier redemption. The Subordinated Notes are also redeemable by the Bank, in whole or in part, on April 1, 2021 and each interest payment date thereafter. The Subordinated Notes are redeemable in whole at any time upon the occurrence of certain specified events. The Subordinated Notes are unsecured, subordinated obligations of the Bank and are subordinated in right of payment to all of the Bank’s existing and future senior indebtedness, including claims of depositors and general creditors. The Subordinated Notes qualify as Tier 2 capital for regulatory purposes. See Note 15. “Stockholders’ Equity,” for additional information.

Revolving line of credit. On September 5, 2016, the Company renewed its $25,000 revolving line of credit facility (the “Credit Facility”). The Credit Facility, which is with another financial institution, matures on September 4, 2017. The balance was zero at September 30, 2016 and December 31, 2015. The use of proceeds are for general corporate purposes. The Credit Facility and accrued interest is payable at maturity, and the Company is required to maintain a zero balance for at least 30 days during its term. Loans under the Credit Facility bear interest at one-month LIBOR plus 1.25%. Under the terms of the Credit Facility, the Company and the Bank must maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. The Company and the Bank were in compliance with all requirements of the Credit Facility at September 30, 2016.

(9) Derivatives

The Company has entered into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the Company’s customers to effectively convert a variable rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customers, changes in the fair value of the underlying derivative contracts largely offset each other and do not materially impact results of operations.

The Company pledged cash of $2,139 and investment securities with a fair value of $5,100 as of September 30, 2016 as collateral for the swaps with another financial institution. The Company may need to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

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

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

Summary information as of September 30, 2016 and December 31, 2015 regarding these derivatives is presented below:

	Notional amount	Average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
September 30, 2016
3rd party interest rate swap	$244,847	5.63	3.85%	1 m Libor + 2.29	$7,239
Customer interest rate swap	(244,847)	5.63	3.85	1 m Libor + 2.29	(7,239)
December 31, 2015
3rd party interest rate swap	87,094	5.44	4.09	1 m Libor + 2.15	1,839
Customer interest rate swap	(87,094)	5.44	4.09	1 m Libor + 2.15	(1,839)

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Income before income tax expense	$54,413	$35,841	$146,604	$49,365
Tax at Federal statutory rate of 35%	19,045	12,543	51,312	17,278
State and local income taxes, net of Federal tax benefit	2,938	1,888	7,923	2,379
Tax-exempt interest, net of disallowed interest	(3,942)	(1,171)	(7,734)	(3,345)
Bank owned life insurance income	(643)	(423)	(1,518)	(1,114)
Non-deductible acquisition related costs	—	—	—	700
Low income housing tax credits	(118)	(53)	(352)	(161)
Other, net	(289)	(1,136)	(1,985)	306
Actual income tax expense	$16,991	$11,648	$47,646	$16,043
Effective income tax rate	31.2%	32.5%	32.5%	32.5%

Net deferred tax assets totaled $16,865 at September 30, 2016 and $31,079 at December 31, 2015. No valuation allowance was recorded against deferred tax assets as of those dates, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of other non-interest expense. Such amounts were not material during the reported periods.

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

Plan”) as of the adoption of the 2015 Plan. At September 30, 2016, there were in aggregate 3,639,239 shares available for future grant under the 2015 Plan.

The approval of the 2015 Plan resulted in the termination of the 2014 Plan. Awards granted under the 2014 Plan that were outstanding as of May 28, 2015 will continue to be governed by the 2014 Plan document; except as otherwise provided in the 2015 Plan with respect to forfeited awards. No future grants will be made under the 2014 Plan.

Under the 2015 Plan, one share is deducted from the 2015 Plan for every share or share underlying the equity award that is awarded and delivered under the 2015 Plan.

Restricted stock awards are granted with a fair value equal to the market price of the Company’s common stock at the date of grant. Stock option awards are granted with a strike price that is equal to the market price of the Company’s common stock at the date of grant. The restricted stock awards generally vest in equal installments annually on the anniversary date and have total vesting periods ranging from 1 to 5 years, with stock options having 10-year contractual terms.

In addition to the 2015 Plan and the 2014 Plan, the Company previously granted awards under its 2011 Employment Inducement Stock Program, which included options to purchase 107,526 shares of common stock and restricted stock awards covering 29,550 shares of common stock, both of which vested in four equal installments through July 2015.

In connection with the Provident Merger, the Company granted 104,152 options at an exercise price of $14.25 per share pursuant to a Registration Statement on Form S-8 under which the Company assumed all outstanding fully-vested Legacy Sterling stock options, which expire on March 15, 2017. The Company also granted 95,991 shares under the Sterling Bancorp 2013 Employment Inducement Award Plan to certain executive officers of Legacy Sterling. In addition, the Company issued 255,973 shares of restricted stock from shares available under a prior plan to certain executives of Legacy Sterling. The weighted average grant date fair value under both of these plans was $11.72 per share, and the restricted stock awards vest in equal annual installments on the anniversary date over a three-year period.

The following table summarizes the activity in the Company’s active stock-based compensation plans for the nine months ended September 30, 2016:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at January 1, 2016	4,125,665	726,800	$13.36	1,586,572	$10.95
Granted	(495,926)	495,926	14.27	—	—
Stock awards vested	—	(51,093)	14.02	—	—
Exercised	—	—	—	(418,053)	10.12
Forfeited	130,631	(20,357)	13.67	(83,014)	13.40
Canceled/expired	(121,131)	—	—	—	—
Balance at September 30, 2016	3,639,239	1,151,276	$13.72	1,085,505	$11.08
Exercisable at September 30, 2016				756,037	$10.36

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $6,966 and $$5,401, respectively, at September 30, 2016.

The Company uses an option pricing model to estimate the grant date fair value of stock options granted. There were no stock options granted during the nine months ended September 30, 2016. There were 19,566 stock options granted during the nine months ended September 30, 2015. The weighted average estimated value per option granted was $2.11 for the nine months ended September 30, 2015 and was determined using the following weighted average assumptions as of the grant date:

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	For the nine months
	ended September 30,
	2016	2015
Risk-free interest rate	—%	1.9%
Expected stock price volatility	—	21.1
Dividend yield (1)	—	3.1
Expected term in years	0	5.76
(1) Represents the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense associated with stock options and non-vested stock awards and the related income tax benefit are presented below:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2016	2015	2016	2015
Stock options	$95	$201	$345	$740
Non-vested stock awards/performance units	1,579	863	4,615	2,580
Total	$1,674	$1,064	$4,960	$3,320
Income tax benefit	557	68	1,652	727
Proceeds from stock option exercises	2,278	—	3,703	3,596

Unrecognized stock-based compensation expense as of September 30, 2016 was as follows:

September 30, 2016
Stock options	$286
Non-vested stock awards/performance units	9,713
Total	$9,999

The weighted average period over which unrecognized stock options expense is expected to be recognized is 0.87 years. The weighted average period over which unrecognized non-vested stock awards/performance units expense is expected to be recognized is 1.80 years.

(12) Pension and Other Post Retirement Plans

Net pension expense and other post-retirement expense is comprised of the following for the periods presented below:

	Pension plan		Other post-retirement plans
	For the three months ended		For the three months ended
	September 30,		September 30,
	2016	2015	2016	2015
Service cost	$—	$—	$—	$2
Interest cost	—	589	104	119
Expected return on plan assets	—	(729)	—	—
Net amortization and deferral	—	90	16	44
Plan termination charge	—	13,384	—	—
Total pension expense and other post-retirement expense	$—	$13,334	$120	$165

	Pension plan		Other post-retirement plans
	For the nine months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Service cost	$—	$—	$—	$4
Interest cost	—	1,766	313	384
Expected return on plan assets	—	(2,187)	—	—
Net amortization and deferral	—	272	48	121
Plan termination charge	—	13,384	—	—
Total pension expense and other post-retirement expense	$—	$13,235	$361	$509
Net pension expense and other post-retirement expense is included as a component of compensation and benefits in the consolidated income statements.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The Company incurred no pension plan expense in the three or nine months ended September 30, 2016, as the Company terminated the Sterling National Bank / Sterling Bancorp Defined Benefit Pension Plan (the “Plan”) in October 2015. After settlement of all Plan obligations, a pension reversion asset of $10,312 and $11,442 (recorded in other assets in the consolidated balance sheets) at September 30, 2016 and December 31, 2015, respectively, is held in custody by the Company’s 401(k) plan custodian and will be charged to earnings over the next five to seven years as it is distributed to employees under qualified compensation and benefit programs.

The Company’s other post-retirement plans include a non-qualified Supplemental Executive Retirement Plan (“SERP”) that provides certain officers and executives with supplemental retirement benefits. The Company contributed $77 and $79 to fund SERP benefits during the nine months ended September 30, 2016 and 2015, respectively. Total post retirement plan liabilities were $12,017 and $11,733 at September 30, 2016 and December 31, 2015, respectively, and are included in other liabilities in the consolidated balance sheets.

(13) Other Non-interest Expense

Other non-interest expense items for the three and nine months ended September 30, 2016 and 2015, respectively, are presented in the following table.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Other non-interest expense:
Advertising and promotion	$737	$699	$2,273	$1,771
Professional fees	2,604	2,159	7,684	6,173
Data and check processing	2,402	2,667	6,417	6,383
Insurance & surety bond premium	821	1,161	2,503	2,290
Charge for asset write-downs, severance and retention	2,000	—	4,485	29,026
Other	4,371	5,472	14,453	12,921
Total other non-interest expense	$12,935	$12,158	$37,815	$58,564

(14) Earnings Per Common Share

The following is a summary of the calculation of earnings per share (“EPS”):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$37,422	$24,193	$98,958	$33,322
Weighted average common shares outstanding for computation of basic EPS	130,239,193	129,172,832	130,049,358	102,655,566
Common-equivalent shares due to the dilutive effect of stock options and unvested performance share grants(1)	636,421	459,026	596,347	413,491
Weighted average common shares for computation of diluted EPS	130,875,614	129,631,858	130,645,705	103,069,057
Earnings per common share:
Basic	$0.29	$0.19	$0.76	$0.32
Diluted	0.29	0.19	0.76	0.32
Weighted average common shares that could be exercised that were anti-dilutive for the period(2)	—	149	—	102,310
(1) Represents incremental shares computed using the treasury stock method.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

(2) Anti-dilutive shares are not included in determining diluted earnings per share; there were no anti-dilutive shares in the three months or nine months ended September 30, 2016.
(15) Stockholders’ Equity

(a) Regulatory Capital Requirements
Banks and bank holding companies are subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines, and additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk-weighting, and other factors.

The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital (as defined in the regulations), Tier 1 capital (as defined in the regulations) and Total capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations, “RWA”), and of Tier 1 capital to adjusted quarterly average assets (as defined in the regulations) (the “Tier 1 leverage ratio”).

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

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital (as defined in the regulations) for both the Bank and the Company includes a permissible portion of the allowance for loan losses and $172,449 and $155,687 of the Subordinated Notes, respectively. During the final five years of the term of the Subordinated Notes the permissible portion eligible for inclusion in Tier 2 capital decreases by 20% annually. See Note 8. “Borrowings.”

The Common Equity Tier 1, Tier 1 and Total capital ratios are calculated by dividing the respective capital amounts by RWA. RWA is calculated based on regulatory requirements and includes total assets, excluding goodwill and other intangible assets, allocated by risk weight category, and certain off-balance-sheet items, among other items.

The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which excludes goodwill and other intangible assets, among other items. When fully phased-in on January 1, 2019, the Basel III Capital Rules will require the Company and the Bank to maintain: (i) a minimum ratio of Common Equity Tier 1 capital to RWA of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to RWA of at least 7.0% upon full implementation); (ii) a minimum ratio of Tier 1 capital to RWA of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to RWA of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (iv) a minimum Tier 1 leverage ratio of 4.0%.

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

The following tables present actual and required capital ratios as of September 30, 2016 and December 31, 2015 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2016 and December 31, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III phase-in schedule		Minimum capital required - Basel III fully phased-in		Required to be considered well- capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
September 30, 2016
Common equity tier 1 to RWA:
Sterling National Bank	$1,083,835	10.40%	$534,257	5.125%	$729,717	7.00%	$677,594	6.50%
Sterling Bancorp	1,035,026	9.93	534,180	5.125	729,612	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	1,083,835	10.40%	690,625	6.625%	886,085	8.50%	833,962	8.00%
Sterling Bancorp	1,035,026	9.93	690,526	6.625	885,958	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	1,316,234	12.63%	899,115	8.625%	1,094,575	10.50%	1,042,452	10.00%
Sterling Bancorp	1,250,663	12.00	898,987	8.625	1,094,418	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	1,083,835	8.72	497,417	4.000%	497,417	4.00%	621,771	5.00%
Sterling Bancorp	1,035,026	8.31	497,970	4.000	497,970	4.00	N/A	N/A

	Actual		Minimum capital required - Basel III phase-in schedule		Minimum capital required - Basel III fully phased-in		Required to be considered well- capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2015
Common equity tier 1 to RWA:
Sterling National Bank	$1,053,527	11.45%	$413,951	4.50%	$643,923	7.00%	$597,929	6.50%
Sterling Bancorp	988,174	10.74	414,047	4.50	644,073	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	1,053,527	11.45%	551,934	6.00%	781,907	8.50%	735,912	8.00%
Sterling Bancorp	988,174	10.74	552,063	6.00	782,089	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	1,104,221	12.00%	735,912	8.00%	965,885	10.50%	919,891	10.00%
Sterling Bancorp	1,038,868	11.29	736,084	8.00	966,110	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	1,053,527	9.65%	436,678	4.00%	436,678	4.00%	545,848	5.00%
Sterling Bancorp	988,174	9.03	437,629	4.00	437,629	4.00	N/A	N/A

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

September 30, 2016, management believes that the Bank and the Company meet all capital adequacy requirements to which they are subject.

(b) Dividend Restrictions
The Company is mainly dependent upon dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that fiscal year combined with the retained net profits for the preceding two fiscal years. Under the foregoing dividend restrictions and while maintaining its “well-capitalized” status, at September 30, 2016, the Bank had capacity to pay aggregate dividends of up to $115,012 to the Company without prior regulatory approval.

(c) Capital Raise
On February 11, 2015, the Company completed a public offering of 6.9 million shares of common stock at an offering price of $13.00 per share for gross proceeds of approximately $89,700, and net proceeds, after underwriting discounts, commissions and other costs of issuance, of $85,059.

(d) Stock Repurchase Plans
From time to time, the Company’s Board of Directors has authorized stock repurchase plans. The Company has 776,713 shares that are available to be purchased under a previously announced stock repurchase program. There were no shares repurchased under the repurchase program during the nine months ended September 30, 2016 or September 30, 2015.

(e) Liquidation Rights
Upon completion of a second-step conversion in January 2004, the Bank established a special “liquidation account” in accordance with Office of the Comptroller of the Currency regulations. The account was established for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders (as defined in the plan of conversion) in an amount equal to the greater of (i) the Mutual Holding Company’s (as defined in the plan of conversion) ownership interest in the retained earnings of the Bank as of the date of its latest balance sheet contained in the prospectus; or (ii) the retained earnings of the Bank at the time that the Bank reorganized into the Mutual Holding Company in 1999. Each Eligible Account Holder and Supplemental Eligible Account Holder that continues to maintain his or her deposit account at the Bank would be entitled, in the event of a complete liquidation of the Bank, to a pro rata interest in the liquidation account prior to any payment to the stockholders of the Company. The liquidation account is reduced annually on September 30 to the extent that Eligible Account Holders and Supplemental Eligible Account Holders have reduced their qualifying deposits as of each anniversary date. At September 30, 2016, the liquidation account had a balance of $13,300. Subsequent increases in deposits do not restore such account holder’s interest in the liquidation account. The Bank may not pay cash dividends or make other capital distributions if the effect thereof would reduce its stockholders’ equity below the amount of the liquidation account.

(f) Impact of the HVB Merger
On June 30, 2015, the Company completed the HVB Merger. In connection with the HVB Merger, the Company issued 38.5 million shares of common stock to HVHC shareholders, which resulted in an increase of $563,613 in stockholders’ equity.

(16) Commitments and Contingencies

(a) Off-Balance Sheet Financial Instruments
In the normal course of business, the Company enters into various transactions, which, in accordance with GAAP, are not included in its consolidated balance sheet. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Company minimizes its exposure to losses under these commitments by subjecting them to credit approval and monitoring procedures.

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

The contractual or notional amounts of these instruments, which reflect the extent of the Company’s involvement in particular classes of off-balance sheet financial instruments, are summarized as follows:

	September 30,	December 31,
	2016	2015
Loan origination commitments	$263,714	$269,636
Unused lines of credit	871,271	660,915
Letters of credit	111,760	102,930

(b) Lease Commitments
The Company leases certain premises and equipment under operating leases with terms expiring through January 2034. Included in occupancy and office operations expense was net rent expense of $2,394 and $3,335 during the three months ended September 30, 2016 and 2015, respectively, and net rent expense of $8,115 and $6,570 for the nine months ended September 30, 2016 and 2015, respectively. Future minimum lease payments due under non-cancelable operating leases at September 30, 2016 were as follows:

Remainder of 2016	$2,610
2017	9,685
2018	8,766
2019	6,260
2020	5,405
2021	5,001
2022 and thereafter	20,319
$58,046

(c) Litigation
The Company and the Bank are involved in a number of judicial proceedings concerning matters arising from their business activities. These include routine legal proceedings arising in the ordinary course of business. These proceedings also include actions brought against the Company and the Bank with respect to corporate matters and transactions in which the Company and the Bank are or were involved. In addition, the Company and the Bank may be requested to provide information or otherwise cooperate with government authorities in the conduct of investigations of other persons or industry groups.

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

In general, fair value is based on quoted market prices, when available. If quoted market prices in active markets are not available, fair value is based on internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other items, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates; therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which usually coincide with the Company’s monthly and/or quarterly valuation process.

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

As of September 30, 2016, we do not believe any of our securities are OTTI; however, we review all of our securities on at least a quarterly basis to assess whether impairment, if any, is OTTI.

Derivatives
The fair values of derivatives are based on valuation models using current market terms (including interest rates and fees), the remaining terms of the agreements, and the creditworthiness of the counterparty as of the measurement date (Level 2 inputs). The Company’s derivatives consist of interest rate swaps. See Note 9. “Derivatives” for additional information.

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

A summary of such assets and liabilities at September 30, 2016 and December 31, 2015, respectively, were measured at estimated fair value on a recurring basis was as follows:

	September 30, 2016
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS(1):
Agency-backed	$967,451	$—	$967,451	$—
CMO(2)/Other MBS	63,342	—	63,342	—
Total residential MBS	1,030,793	—	1,030,793	—
Other securities:
Federal agencies	163,160	—	163,160	—
Corporate	32,937	—	32,937	—
State and municipal	190,727	—	190,727	—
Total other securities	386,824	—	386,824	—
Total available for sale securities	1,417,617	—	1,417,617	—
Swaps	7,239	—	7,239	—
Total assets	$1,424,856	$—	$1,424,856	$—
Liabilities:
Swaps	$7,239	$—	$7,239	$—
Total liabilities	$7,239	$—	$7,239	$—

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

The Company may record adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. These adjustments also include certain impairment amounts for collateral dependent loans calculated in accordance with FASB ASC Topic 310 – Receivables when establishing the allowance for loan losses. Impairment amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated impairment amount applicable to that loan does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable by market participants. However, due to the substantial judgment applied and limited volume of activity as compared to other assets, fair value of the underlying collateral is based on Level 3 inputs. Estimates of fair value used for collateral supporting commercial loans generally are based on assumptions not observable in the market place and are also based on Level 3 inputs. Impaired loans are evaluated on at least a quarterly basis for additional impairment and their carrying values are adjusted as needed. Loans subject to non-recurring fair value measurements were $59,428 and $28,372 at September 30, 2016 and December 31, 2015, respectively. Changes in fair value recognized as a charge-off on loans held by the Company were $314 and $280 for the nine months ended September 30, 2016 and 2015, respectively.

When valuing impaired loans that are collateral dependent, the Company charges-off the difference between the recorded investment in the loan and the appraised value, which is generally less than 12 months old. A discount for estimated costs to dispose of the asset is used when evaluating the impaired loans.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

A summary of the class with impaired loans at September 30, 2016 and December 31, 2015, respectively, is set forth below:

	September 30, 2016
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial real estate	$5,337	$—	$—	$5,337
Total impaired loans measured at fair value	$5,337	$—	$—	$5,337

	December 31, 2015
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial real estate	$3,218	$—	$—	$3,218
Total impaired loans measured at fair value	$3,218	$—	$—	$3,218

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

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing rights. In accordance with FASB ASC Topic 860 - Transfers and Servicing, the Company must record impairment charges on a non-recurring basis, when the carrying value exceeds the estimated fair value. To estimate the fair value of servicing rights, the Company utilizes a third-party valuation provider which, on a quarterly basis, considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights. Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds. The determination of fair value of servicing rights relies upon Level 3 inputs. The fair value of mortgage servicing rights at September 30, 2016 and December 31, 2015 was $1,039 and $1,204, respectively.

Assets Taken in Foreclosure of Defaulted Loans
Assets taken in foreclosure of defaulted loans are initially recorded at fair value less costs to sell when acquired, which establishes a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less costs to sell and are primarily comprised of commercial and residential real estate property and, upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset. The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between comparable sales and income data available. The fair value is derived using Level 3 inputs. Appraisals are reviewed by the Company’s credit department and an external loan review consultant and verified by officers in the Company’s credit administration area. Assets taken in foreclosure of defaulted loans and facilities held for sale subject to non-recurring fair value measurement were $16,422 and $14,614 at September 30, 2016 and December 31, 2015, respectively. There were $582 and $0 of write-downs related to changes in fair value for those foreclosed assets held by the Company during the nine months ended September 30, 2016 and September 30, 2015, respectively.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

Significant Unobservable Inputs to Level 3 Measurements
The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets at September 30, 2016:

Non-recurring fair value measurements	Fair value	Valuation technique	Unobservable input / assumptions	Range (1) (weighted average)
Impaired loans:
Commercial real estate	$5,337	Appraisal	Adjustments for comparable properties	22.0% (22.0%)
Assets taken in foreclosure:
Residential mortgage	5,819	Appraisal	Adjustments by management to reflect current conditions/selling costs	20.0% - 22.0% (21.6%)
Commercial real estate(2)	4,269	Appraisal	Adjustments by management to reflect current conditions/selling costs	22.0% - 22.0% (22.0%)
ADC	5,124	Appraisal	Adjustments by management to reflect current conditions/selling costs	22.0% - 22.0% (22.0%)
Mortgage servicing rights	1,039	Discounted cash flow	Discount rates	8.5% - 11.5% (9.7%)
		Discounted cash flow	Prepayment speeds	100 - 515 (214)
(1) Represents range of discount factors applied to the appraisal to determine fair value. The amounts used for mortgage servicing rights are discounts applied by a third-party valuation provider, which the Company believes are appropriate.

(2) Excludes $1,210 of commercial properties that are former financial centers that were closed and are now held for sale. These assets were not taken in foreclosure and their fair value is determined by third-party appraisals and our internal assessment of the market for this type of real estate.

Fair Values of Financial Instruments
FASB ASC Topic 825 - Financial Instruments requires disclosure of fair value information for those financial instruments for which it is practicable to estimate fair value, whether or not such financial instruments are recognized in the consolidated financial statements for interim and annual periods. Fair value is the amount for which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

Quoted market prices are used to estimate fair values when those prices are available, although active markets do not exist for many types of financial instruments. Fair values for these instruments must be estimated by management using techniques such as discounted cash flow analysis and comparison to similar instruments. These estimates are highly subjective and require judgments regarding significant matters, such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near-term changes. Fair values disclosed in accordance with FASB ASC Topic 825 do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect possible tax ramifications or estimated transaction costs.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of September 30, 2016:

	September 30, 2016
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$380,458	$380,458	$—	$—
Securities available for sale	1,417,617	—	1,417,617	—
Securities held to maturity	1,380,100	—	1,410,541	—
Loans held for sale	81,695	—	81,695	—
Portfolio loans, net	9,109,336	—	—	9,158,898
Accrued interest receivable on securities	17,096	—	17,096	—
Accrued interest receivable on loans	25,011	—	—	25,011
FHLB stock and FRB stock	107,670	—	—	—
Swaps	7,239	—	7,239	—
Financial liabilities:
Non-maturity deposits	(9,540,615)	(9,540,615)	—	—
Certificates of deposit	(656,638)	—	(656,386)	—
FHLB borrowings	(1,181,498)	—	(1,183,137)	—
Other borrowings	(21,191)	—	(21,192)	—
Senior Notes	(76,388)	—	(79,658)	—
Subordinated Notes	(172,449)	—	(168,834)	—
Mortgage escrow funds	(15,836)	—	(15,836)	—
Accrued interest payable on deposits	(622)	—	(622)	—
Accrued interest payable on borrowings	(6,633)	—	(6,633)	—
Swaps	(7,239)	—	(7,239)	—

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of December 31, 2015:

	December 31, 2015
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$229,513	$229,513	$—	$—
Securities available for sale	1,921,032	—	1,921,032	—
Securities held to maturity	722,791	—	734,079	—
Loans held for sale	34,110	—	34,110	—
Portfolio loans, net	7,809,215	—	—	7,876,064
Accrued interest receivable on securities	11,329	—	11,329	—
Accrued interest receivable on loans	20,202	—	—	20,202
FHLB stock and FRB stock	116,758	—	—	—
Swaps	1,839	—	1,839	—
Financial liabilities:
Non-maturity deposits	(7,974,817)	(7,974,817)	—	—
Certificates of deposit	(605,190)	—	(603,634)	—
FHLB borrowings	(1,409,885)	—	(1,418,155)	—
Other borrowings	(16,566)	—	(16,430)	—
Senior Notes	(98,893)	—	(105,088)	—
Mortgage escrow funds	(13,778)	—	(13,775)	—
Accrued interest payable on deposits	(783)	—	(783)	—
Accrued interest payable on borrowings	(4,490)	—	(4,490)	—
Swaps	(1,839)	—	(1,839)	—

The following paragraphs summarize the principal methods and assumptions used by the Company to estimate the fair value of the Company’s financial instruments:

Loans
The estimated fair value approximates the carrying value for variable-rate loans that reprice frequently with no significant change in credit risk. The fair value of fixed-rate loans and variable-rate loans which reprice on an infrequent basis is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality. An overall valuation adjustment is made for specific credit risks, as well as general portfolio credit risk.

FHLB Stock and FRB Stock
The redeemable carrying amount of these securities with limited marketability approximates their fair value.

Deposits and Mortgage Escrow Funds
In accordance with FASB ASC Topic 825 - Financial Instruments, deposits with no stated maturity (such as demand, money market and savings deposits) are assigned fair values equal to the carrying amounts payable on demand. Certificates of deposit and mortgage escrow funds are segregated by account type and original term, and fair values are estimated by discounting the contractual cash flows. The discount rate for each account grouping is equivalent to the current market rates for deposits of similar type and maturity.

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

Other Financial Instruments
Other financial assets and liabilities listed in the tables above have estimated fair values that approximate their respective carrying amounts because the instruments are payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk.

The fair values of the Company’s off-balance sheet financial instruments described in the “Off-Balance Sheet Financial Instruments” section of Note 16. “Commitments and Contingencies” were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the creditworthiness of the counterparties. At September 30, 2016 and December 31, 2015, the estimated fair value of these instruments approximated the related carrying amounts, which were not material.

Accrued Interest Receivable/Payable
The carrying amounts of accrued interest approximate fair value and are classified in accordance with the related instrument.

(18) Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) (“AOCI”) were as follows as of the dates shown below:

	September 30,	December 31,
	2016	2015
Net unrealized holding gain (loss) on available for sale securities	$19,895	$(12,172)
Related income tax (expense) benefit	(7,858)	5,173
Available for sale securities AOCI, net of tax	12,037	(6,999)
Net unrealized holding loss on securities transferred to held to maturity	(5,625)	(7,226)
Related income tax benefit	2,222	3,071
Securities transferred to held to maturity AOCI, net of tax	(3,403)	(4,155)
Net unrealized holding loss on retirement plans	(1,225)	(1,687)
Related income tax benefit	484	717
Retirement plans AOCI, net of tax	(741)	(970)
AOCI	$7,893	$(12,124)

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following tables presents the changes in each component of AOCI for the three and nine months ended September 30, 2016 and 2015:

	Net unrealized holding gain (loss) on available for sale securities	Net unrealized holding gain (loss) on securities transferred to held to maturity	Net unrealized holding (loss) gain on retirement plans	Total
For the three months ended September 30, 2016
Balance beginning of the period	$15,391	$(3,731)	$(730)	$10,930
Other comprehensive loss before reclassification	(1,278)	—	—	(1,278)
Amounts reclassified from AOCI	(2,076)	328	(11)	(1,759)
Total other comprehensive (loss) income	(3,354)	328	(11)	(3,037)
Balance at end of period	$12,037	$(3,403)	$(741)	$7,893
For the three months ended September 30, 2015
Balance beginning of the period	(2,342)	(4,493)	(6,367)	$(13,202)
Other comprehensive gain before reclassification	8,394	—	—	8,394
Amounts reclassified from AOCI	(1,567)	170	5,380	3,983
Total other comprehensive income	6,827	170	5,380	12,377
Balance at end of period	$4,485	$(4,323)	$(987)	$(825)
Location in income statement where reclassification from AOCI is included	Net gain on sale of securities	Interest income on securities	Compensation and benefits expense

	Net unrealized holding (loss) gain on available for sale securities	Net unrealized holding (loss)gain on securities transferred to held to maturity	Net unrealized holding (loss) gain on retirement plans	Total
For the nine months ended September 30, 2016
Balance beginning of the period	$(6,999)	$(4,155)	$(970)	$(12,124)
Other comprehensive gain before reclassification	23,649	—	—	23,649
Amounts reclassified from AOCI	(4,613)	752	229	(3,632)
Total other comprehensive income	19,036	752	229	20,017
Balance at end of period	$12,037	$(3,403)	$(741)	$7,893
For the nine months ended September 30, 2015
Balance beginning of the period	$1,297	$(4,967)	$(6,581)	$(10,251)
Other comprehensive gain before reclassification	6,039	—	—	6,039
Amounts reclassified from AOCI	(2,851)	644	5,594	3,387
Total other comprehensive income	3,188	644	5,594	9,426
Balance at end of period	$4,485	$(4,323)	$(987)	$(825)
Location in income statement where reclassification from AOCI is included	Net gain on sale of securities	Interest income on securities	Compensation and benefits expense

(19) Recently Issued Accounting Standards Not Yet Adopted

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally expected to be effective for the Company on January 1, 2017; however, the FASB subsequently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. The Company is currently evaluating the potential impact of ASU 2014-09 on its consolidated financial statements.

ASU 2016-1, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-1, among other things; (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. ASU 2016-1 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on its financial statements.

ASU 2016-02,“Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-2 will be effective for the Company on January 1, 2019 and will require the Company to transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the potential impact of ASU 2016-02 on its financial statements and its regulatory capital ratios.

ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. ASU 2016-05 will be effective for the Company on January 1, 2017 and is not expected to have a significant impact on its financial statements.

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

ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. ASU 2016-15 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on its financial statements.

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

The factors described herein in Part II. Item 1A. Risk Factors and in our 2015 Form 10-K under Item 1A. Risk Factors, or otherwise described in our filings with the SEC, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations expressed in our forward-looking statements, including but not limited to:

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

•
the Bank’s total assets exceed $10 billion, which makes the Bank subject to regulatory oversight by the Consumer Financial Protection Bureau, and the Bank became subject to provisions of the Durbin Amendment as of June 30, 2016, which will continue to impact the Bank’s debit card interchange fees;

•
our ability to make accurate assumptions and judgments about an appropriate level of allowance for loan losses and the collectability of our loan portfolio, including changes in the level and trend of loan delinquencies and write-offs that may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and/or require us to materially increase our reserves;

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

We focus our efforts on generating core deposit relationships and originating high-quality commercial, commercial mortgage, residential mortgage and consumer loans, mainly for our held-for-investment portfolio. We also utilize excess funding to purchase and hold investment securities. Our ability to gather low-cost core deposits allows us to compete for and originate loans at an interest rate spread over our cost of funds and thereby generate attractive risk-adjusted returns. Our strategic objectives include generating sustainable growth in revenues and earnings by increasing new client acquisitions, expanding existing client relationships, maintaining strong asset quality and increasing operating efficiency. To achieve these goals, we are focusing on specific target markets, which include small and middle market commercial clients and consumer clients, expanding our delivery and distribution channels, creating a high productivity performance culture, controlling our operating costs and proactively managing enterprise risk. Our goal is to create a full service commercial bank that achieves top-tier performance in return on equity, return on assets and growth in earnings per share.

The Bank targets the following geographic markets: (i) the New York Metro Market, which includes Manhattan, the boroughs and Long Island; and (ii) the New York Suburban Market, which consists of Rockland, Orange, Sullivan, Ulster, Putnam, and Westchester counties in New York and Bergen County, New Jersey. Our commercial finance businesses, which include asset-based lending, payroll finance, warehouse lending, factoring, and equipment financing also generate loans and deposits in other markets across the United States. We believe the Bank operates in an attractive footprint that presents us with significant opportunities to execute our strategy.

As of September 30, 2016, we had 29 commercial banking teams and 41 financial centers. During the nine months ended September 30, 2016, we continued our financial center consolidation strategy and closed 12 locations. In addition, on August 15, 2016, we sold our residential mortgage originations business to Freedom Mortgage Corporation. We recorded a $2,000 pre-tax loss on the sale related to severance, fixed asset impairments and facilities closures. We will re-allocate a portion of the capital and resource savings from these consolidations and divestiture to continue recruiting and hiring new commercial banking teams to execute our differentiated, single point of contact distribution strategy to our core target of small and middle market commercial and consumer clients. We anticipate that we will continue to grow our number of commercial relationship teams by three to five teams annually and will continue to reduce our financial center locations through additional consolidations over time.

Recent Developments
We had strong operating performance in the three months ended September 30, 2016 as portfolio loans, total deposits, and core deposits reached all-time highs. Our GAAP net income was $37,422, or $0.29 per diluted share and our adjusted net income was $37,793, or $0.29 per diluted share for the three months ended September 30, 2016, compared to GAAP net income of $24,193, or $0.19 per diluted share and adjusted net income of $32,035, or $0.25 per diluted share, for the three months ended September 30, 2015. Results for the third quarter and the first nine months of 2016 reflect the ongoing execution of our strategy and the positive impact that the integration of the HVB Merger and other acquisitions have had on our operating results and efficiency. For the third quarter of 2016, our as reported operating efficiency ratio was 51.0% and our adjusted operating efficiency ratio was 45.8%, which represented an improvement of 1,260 and 320 basis points, respectively, relative to the quarter ended September 30, 2015. Adjusted net income, adjusted diluted earnings per share and adjusted operating efficiency ratio are non-GAAP financial measures that are reconciled to our GAAP results beginning on page 73.

We continuously evaluate the performance of our business lines to determine where we should allocate our capital and resources. In the first quarter of 2016, we announced that we had entered into a definitive agreement to divest our trust operations. The divestiture process remains on-track, and we anticipate closing the transaction in the fourth quarter of 2016. We will reallocate capital and resources from this business to other businesses that are more consistent with our diversified commercial banking strategy and where we can achieve risk-adjusted returns that exceed our targets.

Although we continue to originate commercial real estate loans, growth in this portfolio has decelerated in the last 12 months as management has deemphasized this asset class mainly due to market pricing and the competitive environment. Total commercial mortgages (which includes commercial real estate, multi-family and ADC loans), grew $391,293 and were $4,107,072, or 44.8%, of our portfolio loans as of September 30, 2016, compared to $3,715,779, or 47.3% of our portfolio loans as of December 31, 2015. Given our ability to originate assets across diverse business lines, we have focused on growing our commercial loans; total C&I loans, including our commercial finance loans, have grown $966,739 and were $4,097,767, or 44.7% of our portfolio loans as of September 30, 2016, compared to $3,131,028, or 39.8%, of our portfolio loans as of December 31, 2015. At September 30, 2016,

STERLING BANCORP AND SUBSIDIARIES

we have a balanced loan portfolio that consists of ~45% of C&I loans and ~45% of commercial mortgage loans. Our objective is to ontinue originating and acquiring loans across diverse asset classes, and maintain this balance over time.

We continue to focus on leveraging our commercial lending platforms and expertise; during the third quarter of 2016, we acquired $163,282 (as of September 30, 2016) of restaurant franchise financing loans from GE Capital. Borrowers within the acquired portfolio are primarily located in our target markets of New York, New Jersey, Pennsylvania and Connecticut. We acquired this portfolio at a price of 96% of the unpaid principal balance, and the expected portfolio yield is approximately 7.0%.

On September 2, 2016, the Bank sold an additional $65,000 Subordinated Notes. In total, the Bank issued $175,000 of subordinated notes between the March 2016 and September 2016 offerings. The Subordinated Notes are identical to the terms of the March offering, except for the date of settlement and the offering price. The Subordinated Notes sold in September were sold to investors at a premium of 0.50%; The Company received net proceeds of $64,238 in the reopening. At September 30, 2016, the total net unamortized discount on all issuances was $2,551, which will be accreted to interest expense over the life of the Subordinated Notes, resulting in an effective yield of 5.45%. Interest is due semi-annually on all issuances in arrears on April 1 and October 1 of each year, beginning on October 1, 2016, until April 1, 2021. From and including April 1, 2021, the Subordinated Notes will bear interest at a floating rate per annum equal to three-month LIBOR plus 3.937%, payable quarterly on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2021, through maturity on April 1, 2026 or earlier redemption. The subordinated notes are redeemable by the Bank, in whole or in part, on April 1, 2021 and each interest payment date thereafter, as well as in whole at any time upon the occurrence of certain specified events. The Subordinated Notes are unsecured, subordinated obligations of the Bank and are subordinated in right of payment to all of the Bank’s existing and future senior indebtedness, including claims of depositors and general creditors. The Subordinated Notes qualify as Tier 2 capital for regulatory purposes. See Note 15. “Stockholders’ Equity” for additional information regarding the Subordinated Notes and the Company’s capital structure.

During the three months ended September 30, 2016, we redeemed $23,000 of our Senior Notes and incurred a loss on extinguishment of debt of $1,013, which is included in non-interest expense in the consolidated income statements. The Senior Notes, of which $77,000 remain outstanding, mature on July 2, 2018. The redemption will reduce interest expense, and was funded with excess cash held at Sterling Bancorp.

On March 31, 2016, we completed the NSBC Acquisition. The NSBC Acquisition is consistent with our strategy of expanding our specialty commercial lending businesses, and it doubled the size of our asset-based lending portfolio. The transaction met all of our acquisition criteria; (i) it is expected to be accretive to earnings per share; (ii) it has an estimated internal rate of return of greater than 20%; and (iii) it has a tangible book value earn-back period of less than 2.5 years. In addition, all of the loans acquired in the NSBC Acquisition are floating rate and yield over 5.00%. We will continue to evaluate potential acquisitions of specialty commercial lending businesses and loan portfolios that complement our existing businesses. We anticipate the full integration of NSBC into our existing asset-based lending operations will be completed by the end of the fourth quarter of 2016.

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

Critical Accounting Policies
Our accounting and reporting policies are prepared in accordance with GAAP and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates. We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain; and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting policies related to the allowance for loan losses, business combinations, goodwill, trade names and other intangible assets, deferred income taxes, and interest income are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. For additional information regarding critical accounting policies, refer to Note 1. “Basis of Financial Presentation and Summary of Significant Accounting Policies” in the notes to consolidated financial statements included elsewhere in this report and the sections captioned “Critical Accounting Policies” and “Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2015 Form 10-K. There have been no significant changes in our application of critical accounting policies for the quarter and the nine months ended September 30, 2016.

STERLING BANCORP AND SUBSIDIARIES

Selected financial condition data, statement of operations data, per share data, performance ratios, capital ratios, and asset quality data and ratios for the comparable periods were as follows:

	At or for the three months ended September 30,		At or for the nine months ended September 30,
Selected financial condition data	2016	2015	2016	2015
End of Period Balances:
Total assets	$13,617,228	$11,597,393	$13,617,228	$11,597,393
Tangible assets[1]	12,851,370	10,845,864	12,851,370	10,845,864
Securities available for sale	1,417,617	1,854,862	1,417,617	1,854,862
Securities held to maturity	1,380,100	673,130	1,380,100	673,130
Portfolio loans	9,168,741	7,525,632	9,168,741	7,525,632
Goodwill	696,600	670,699	696,600	670,699
Other intangibles	69,258	80,830	69,258	80,830
Deposits	10,197,253	8,805,411	10,197,253	8,805,411
Municipal deposits (included in the line above)	1,551,147	1,352,846	1,551,147	1,352,846
Borrowings	1,451,526	948,048	1,451,526	948,048
Stockholders’ equity	1,765,160	1,652,204	1,765,160	1,652,204
Tangible equity[1]	999,302	900,675	999,302	900,675
Average Balances:
Total assets	13,148,201	11,242,870	12,618,477	8,924,071
Tangible assets[1]	12,380,448	10,490,169	11,856,424	8,373,925
Loans, gross:
Traditional C&I	1,624,438	1,295,034	1,487,816	1,052,877
Asset based lending	640,931	303,387	527,779	299,239
Payroll finance	162,938	175,240	181,018	168,274
Warehouse lending	404,156	286,557	318,603	236,273
Factored receivables	200,471	192,380	188,542	159,232
Equipment financing	652,531	578,655	633,552	493,747
Total C&I	3,685,465	2,831,253	3,337,310	2,409,642
Commercial real estate (includes multi-family)	3,823,853	3,253,183	3,702,231	2,405,544
	215,798	173,898	197,635	123,265
Residential mortgage	727,304	780,373	737,481	620,036
Consumer	292,088	292,852	294,917	232,138
Loans, total[2]	8,744,508	7,331,559	8,269,574	5,790,625
Interest earning deposits	230,478	211,723	266,393	146,695
Securities (taxable)	1,838,775	1,967,600	1,973,344	1,627,264
Securities (non-taxable)	1,098,933	446,875	873,881	398,869
Total earning assets	12,015,838	10,038,831	11,486,810	8,040,402
Deposits:
Non-interest bearing demand	3,196,204	3,234,450	3,088,678	2,102,002
Interest bearing demand	2,107,669	1,418,803	1,911,141	1,008,352
Savings (including mortgage escrow funds)	827,647	950,709	817,124	840,712
Money market	3,174,536	2,548,181	3,032,982	2,110,159
Certificates of deposit	609,438	539,765	616,425	509,861
Total deposits and mortgage escrow	9,915,494	8,691,908	9,466,350	6,571,086
Borrowings	1,324,001	772,777	1,301,099	987,177
Stockholders’ equity	1,751,414	1,639,458	1,716,657	1,259,614
Tangible equity[1]	983,661	886,757	954,604	709,468
See legend on following page.

STERLING BANCORP AND SUBSIDIARIES

	At or for the three months ended September 30,		At or for the nine months ended September 30,
Per Share Data:	2016	2015	2016	2015
Reported basic earnings per share (GAAP)	$0.29	$0.19	$0.76	$0.32
Reported diluted earnings per share (GAAP)	0.29	0.19	0.76	0.32
Adjusted diluted earnings per share[1] (non-GAAP)	0.29	0.25	0.81	0.70
Dividends declared per share	0.07	0.07	0.21	0.21
Tangible book value per share[1]	7.64	6.94	7.64	6.94
Shares of common stock outstanding	130,853,673	129,769,569	130,853,673	129,769,569
Basic weighted average common shares outstanding	130,239,193	129,733,911	130,049,358	102,655,566
Diluted weighted average common shares outstanding	130,875,614	130,192,937	130,645,705	103,069,057
Performance Ratios (annualized):
Return on average assets	1.13%	0.85%	1.05%	0.50%
Return on average equity	8.50	5.85	7.70	3.54
Reported return on average tangible assets[1]	1.20	0.91	1.11	0.53
Adjusted return on average tangible assets[1]	1.21	1.21	1.19	1.15
Reported return on average tangible equity[1]	15.13	10.82	13.85	6.28
Adjusted return on average tangible equity[1]	15.28	14.33	14.74	13.55
Reported operating efficiency[1]	50.96	63.59	54.22	77.31
Adjusted operating efficiency[1]	45.76	49.04	47.23	52.15
Analysis of Net Interest Income:
Yield on loans	4.57%	4.75%	4.62%	4.68%
Yield on investment securities (tax equivalent)[3]	2.74	2.63	2.72	2.70
Yield on interest earning assets (tax equivalent)[3]	4.03	4.15	4.04	4.10
Cost of total deposits	0.37	0.24	0.34	0.24
Cost of borrowings	1.75	2.38	1.80	1.95
Cost of interest bearing liabilities	0.74	0.63	0.72	0.64
Net interest rate spread (tax equivalent)[3]	3.29	3.52	3.32	3.46
Net interest margin (GAAP)	3.41	3.69	3.45	3.59
Net interest margin (tax equivalent)[3]	3.53	3.76	3.56	3.67
Capital Ratios:
Tier 1 leverage ratio - Company	8.31%	9.12%	8.31%	9.12%
Tier 1 leverage ratio - Bank only	8.72	9.80	8.72	9.80
Tier 1 risk-based capital ratio - Company	9.93	10.74	9.93	10.74
Tier 1 risk-based capital ratio - Bank only	10.40	11.79	10.40	11.79
Total risk-based capital ratio - Company	12.00	11.29	12.00	11.29
Total risk-based capital ratio - Bank only	12.63	12.34	12.63	12.34
Tangible equity to tangible assets - Company[1]	7.78	8.30	7.78	8.30
_________________________

[1]	See a reconciliation of non-GAAP financial measures beginning on page 73.

[2]	Includes loans held for sale but excludes the allowance for loan losses.
3 Tax equivalent basis represents interest income earned on municipal securities divided by the applicable Federal tax rate of 35%.

STERLING BANCORP AND SUBSIDIARIES

Financial Impact of Recent Acquisitions
The balances of HVHC were included in our balance sheet as of June 30, 2015, and the operating results of HVHC were included in our results of operations from that day forward. Therefore, comparisons of our financial performance are impacted by the HVB Merger, as our results from operations for the nine months ended September 30, 2016 reflect our combined operations, while our results for the nine months ended September 30, 2015 include HVHC’s operating results only for the period June 30, 2015 through September 30, 2015.

The balances of NSBC were included in our balance sheet as of March 31, 2016, and the operating results of NSBC were included in our results of operations from that day forward.

Results of Operations
We reported net income of $37,422, or $0.29 per diluted common share, for the three months ended September 30, 2016, compared to net income of $24,193, or $0.19 per diluted common share, in the same period a year ago. For the nine months ended September 30, 2016, we reported net income of $98,958, or $0.76 per diluted common share, compared to net income of $33,322, or $0.32 per diluted common share, for the nine months ended September 30, 2015. Results for the first nine months of 2015 included merger-related expense and other restructuring charges incurred in connection with the HVB Merger.

In the three months ended September 30, 2016, we realized a pre-tax net gain on the sale of securities of $3,433, a pre-tax loss recorded on extinguishment of debt of $1,013 resulting from the repurchase of $23,000 of the Senior Notes; a pre-tax restructuring charge recorded in connection with the divestiture of our residential mortgage originations business of $2,000; and amortization of non-compete agreements and acquired customer list intangibles of $970. In the three months ended September 30, 2015, we incurred a pre-tax charge of $13,384 related to the termination of the defined benefit pension plan (see Note 12. “Pension and Other Post-Retirement Plans” to the consolidated financial statements for additional details); amortization of non-compete agreements and acquired customer list intangible assets of $961; and realized a pre-tax net gain on the sale of securities of $2,726.

Details of the changes in the various components of net interest income are further discussed below.

Net Interest Income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 84.4% and 83.2% of total revenue in the three months ended September 30, 2016 and 2015, respectively. Net interest margin is the ratio of taxable equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest bearing liabilities impact net interest income and net interest margin.

We are primarily funded by core deposits. Core deposits include retail, commercial and municipal transaction, money market and savings accounts and exclude certificates of deposit and brokered deposits except for reciprocal brokered deposits through the Promontory Interfinancial Network, including Insured Cash Sweep (“ICS”) and CDARs balances. As of September 30, 2016, we considered 88.3% of our total deposits to be core deposits compared to 92.6%, in the same period a year ago. During the quarter ended June 30, 2016, we established a relationship with a large financial services company that provides us access to brokered interest bearing deposits. As a result, we utilized these brokered deposits in lieu of borrowings to fund a portion of the balance sheet growth that occurred in the third quarter. Non-interest bearing demand deposits were 32.8% of our total deposits at September 30, 2016, compared to 35.5% at September 30, 2015. This low cost funding base has had a positive impact on our net interest income and net interest margin and is expected to continue to do so as we execute our diversified commercial banking strategy.

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

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended September 30,
	2016			2015
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
Commercial loans	$7,725,116	$89,905	4.63%	$6,258,334	$77,150	4.89%
Consumer loans	292,088	3,269	4.45	292,852	3,294	4.46
Residential mortgage loans	727,304	7,329	4.03	780,373	7,330	3.76
Total net loans[1]	8,744,508	100,503	4.57	7,331,559	87,774	4.75
Securities taxable	1,838,775	9,870	2.14	1,967,600	11,114	2.24
Securities tax exempt	1,098,933	10,386	3.78	446,875	4,876	4.33
Interest earning deposits	230,478	167	0.29	211,723	131	0.25
FRB and FHLB stock	103,144	870	3.36	81,074	1,110	5.43
Total securities and other earning assets	3,271,330	21,293	2.59	2,707,272	17,231	2.53
Total interest earning assets	12,015,838	121,796	4.03	10,038,831	105,005	4.15
Non-interest earning assets	1,132,363			1,204,039
Total assets	$13,148,201			$11,242,870
Interest bearing liabilities:
Demand deposits	$2,107,669	$1,856	0.35%	$1,418,803	$923	0.26%
Savings deposits[2]	827,647	1,515	0.73	950,709	564	0.24
Money market deposits	3,174,536	4,357	0.55	2,548,181	2,961	0.46
Certificates of deposit	609,438	1,473	0.96	539,765	851	0.63
Total interest bearing deposits	6,719,290	9,201	0.54	5,457,458	5,299	0.39
Senior Notes	90,954	1,328	5.84	98,727	1,474	5.97
Other borrowings	1,104,581	2,733	0.98	674,050	3,171	1.87
Subordinated Notes	128,466	1,769	5.51	—	—	—
Total borrowings	1,324,001	5,830	1.75	772,777	4,645	2.38
Total interest bearing liabilities	8,043,291	15,031	0.74	6,230,235	9,944	0.63
Non-interest bearing deposits	3,196,204			3,234,450
Other non-interest bearing liabilities	157,292			138,727
Total liabilities	11,396,787			9,603,412
Stockholders’ equity	1,751,414			1,639,458
Total liabilities and stockholders’ equity	$13,148,201			$11,242,870
Net interest rate spread[3]			3.29%			3.52%
Net interest earning assets[4]	$3,972,547			$3,808,596
Net interest margin - tax equivalent		106,765	3.53%		95,061	3.76%
Less tax equivalent adjustment		(3,635)			(1,707)
Net interest income		$103,130			$93,354
Ratio of interest earning assets to interest bearing liabilities	149.4%			161.1%

See legend on following page.

STERLING BANCORP AND SUBSIDIARIES

	For the nine months ended September 30,
	2016			2015
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
Commercial loans	$7,237,176	$254,250	4.69%	$4,938,451	$178,209	4.82%
Consumer loans	294,917	9,955	4.51	232,138	8,191	4.72
Residential mortgage loans	737,481	21,990	3.98	620,036	16,389	3.52
Total net loans[1]	8,269,574	286,195	4.62	5,790,625	202,789	4.68
Securities taxable	1,973,344	32,548	2.20	1,627,264	27,168	2.23
Securities tax exempt	873,881	25,386	3.88	398,869	13,747	4.61
Interest earning deposits	266,393	735	0.37	146,695	219	0.20
FRB and FHLB stock	103,618	2,497	3.22	76,949	2,804	4.87
Total securities and other earning assets	3,217,236	61,166	2.54	2,249,777	43,938	2.61
Total interest earning assets	11,486,810	347,361	4.04	8,040,402	246,727	4.10
Non-interest earning assets	1,131,667			883,669
Total assets	$12,618,477			$8,924,071
Interest bearing liabilities:
Demand deposits	$1,911,141	$4,529	0.32%	$1,008,352	$1,269	0.17%
Savings deposits[2]	817,124	3,287	0.54	840,712	1,699	0.27
Money market deposits	3,032,982	12,181	0.54	2,110,159	6,561	0.42
Certificates of deposit	616,425	3,941	0.85	509,861	2,220	0.58
Total interest bearing deposits	6,377,672	23,938	0.50	4,469,084	11,749	0.35
Senior Notes	96,285	4,308	5.98	98,630	4,419	5.97
Other borrowings	1,124,581	9,929	1.18	888,547	9,953	1.50
Subordinated Notes	80,233	3,281	5.45	—	—	—
Total borrowings	1,301,099	17,518	1.80	987,177	14,372	1.95
Total interest bearing liabilities	7,678,771	41,456	0.72	5,456,261	26,121	0.64
Non-interest bearing deposits	3,088,678			2,102,002
Other non-interest bearing liabilities	134,371			106,194
Total liabilities	10,901,820			7,664,457
Stockholders’ equity	1,716,657			1,259,614
Total liabilities and stockholders’ equity	$12,618,477			$8,924,071
Net interest rate spread[3]			3.32%			3.46%
Net interest earning assets[4]	$3,808,039			$2,584,141
Net interest margin - tax equivalent		305,905	3.56%		220,606	3.67%
Less tax equivalent adjustment		(8,885)			(4,811)
Net interest income		$297,020			$215,795
Ratio of interest earning assets to interest bearing liabilities	149.6%			147.4%
1 Includes the effect of net deferred loan origination fees and costs and non-accrual loans. Interest includes prepayment fees and late charges.
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

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended September 30,
	2016 vs. 2015
	Increase (Decrease) due to		Total increase
	Volume	Rate	(decrease)
Interest earning assets:
Commercial loans	$17,064	$(4,309)	$12,755
Consumer loans	(14)	(11)	(25)
Residential mortgage loans	(516)	515	(1)
Securities taxable	(739)	(505)	(1,244)
Securities tax exempt	6,206	(696)	5,510
Interest earning deposits	13	23	36
FRB and FHLB stock	251	(491)	(240)
Total interest earning assets	22,265	(5,474)	16,791
Interest bearing liabilities:
Demand deposits	545	388	933
Savings deposits[1]	(83)	1,034	951
Money market deposits	777	619	1,396
Certificates of deposit	123	499	622
Senior Notes	(115)	(31)	(146)
Other borrowings	1,422	(1,860)	(438)
Subordinated Notes	—	1,769	1,769
Total interest bearing liabilities	2,669	2,418	5,087
Less tax equivalent adjustment	2,181	(253)	1,928
Change in net interest income	$17,415	$(7,639)	$9,776
See legend on following page.

STERLING BANCORP AND SUBSIDIARIES

	For the nine months ended September 30,
	2016 vs. 2015
	Increase (Decrease) due to		Total increase
	Volume	Rate	(decrease)
Interest earning assets:
Commercial loans	$80,962	$(4,921)	$76,041
Consumer loans	2,157	(393)	1,764
Residential mortgage loans	3,315	2,286	5,601
Securities taxable	5,747	(367)	5,380
Securities tax exempt	14,151	(2,512)	11,639
Interest earning deposits	252	264	516
FRB and FHLB stock	806	(1,113)	(307)
Total interest earning assets	107,390	(6,756)	100,634
Interest bearing liabilities:
Interest bearing demand deposits	1,642	1,618	3,260
Savings deposits[1]	(50)	1,638	1,588
Money market deposits	3,399	2,221	5,620
Certificates of deposit	533	1,188	1,721
Senior Notes	(104)	(30)	(134)
Other borrowings	2,170	(2,171)	(1)
Subordinated Notes	—	3,281	3,281
Total interest bearing liabilities	7,590	7,745	15,335
Less tax equivalent adjustment	4,925	(851)	4,074
Change in net interest income	$94,875	$(13,650)	$81,225
___________________
1 Includes club accounts and interest bearing mortgage escrow balances.

Tax equivalent net interest income increased $11,704 to $106,765 for the three months ended September 30, 2016, compared to
$95,061 for the three months ended September 30, 2015. The increase was mainly due to an increase in average interest earning assets of $1,977,007, or 19.7%, for the three months ended September 30, 2016 relative to the prior year period. The increase was driven by organic growth and the NSBC Acquisition. The tax equivalent net interest margin declined 23 basis points to 3.53% for the third quarter of 2016 from 3.76% in the third quarter of 2015. The yield on interest earning assets was 4.03% in the three months ended September 30, 2016, which was a decline of 12 basis points compared to 4.15% in the three months ended September 30, 2015, mainly due to a decrease in the yield on loans. The cost of interest bearing liabilities increased to 0.74% for the three months ended September 30, 2016, compared to 0.63% for the three months ended September 30, 2015. The increase in the cost of interest bearing liabilities was due to higher interest rates paid on deposits during the period and the aggregate issuance of $175,000 of Subordinated Notes at the Bank in the first nine months of 2016.

Tax equivalent net interest income increased $85,299 to $305,905 for the nine months ended September 30, 2016, compared to
$220,606 for the nine months ended September 30, 2015. The increase was mainly due to an increase in average interest earning assets of $3,446,408, or 42.9%, for the nine months ended September 30, 2016 relative to the comparable year period. The increase was mainly due to the HVB Merger, organic growth and the NSBC Acquisition. The tax equivalent net interest margin decreased 11 basis points to 3.56% for the nine months ended September 30, 2016 from 3.67% in the nine months ended September 30, 2015. The decrease was mainly due to a decrease in the tax equivalent yield on interest earning assets, which was 4.04% in the nine months ended September 30, 2016 compared to 4.10% in the nine months ended September 30, 2015. The cost of interest bearing liabilities increased to 0.72% for the nine months ended September 30, 2016 compared to 0.64% for the nine months ended September 30, 2015, mainly due to the issuance of the Subordinated notes in the first nine months of 2016.

The average balance of loans outstanding increased $1,412,949, or 19.3%, in the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The increase was primarily due to the organic loan growth generated by our commercial banking teams and the NSBC Acquisition. Loans accounted for 72.8% of average interest earning assets in the three

STERLING BANCORP AND SUBSIDIARIES

months ended September 30, 2016, compared to 73.0% in the comparable year ago period. The average yield on loans was 4.57% in the third quarter of 2016 compared to 4.75% in the comparable year ago period as the lower interest rate environment has impacted our yield on loan originations. Accretion income on loans from prior acquisitions was $4,381 and $5,756 in the three months ended September 30, 2016 and 2015, respectively.

The average balance of loans outstanding increased $2,478,949, or 42.8%, in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase was primarily due to the HVB Merger, organic loan growth generated by our commercial banking teams and the NSBC Acquisition. Loans accounted for 72.0% of average interest earning assets in the nine months ended September 30, 2016, unchanged from the comparable year ago period. The average yield on loans was 4.62% in the nine months ended September 30, 2016 compared to 4.68% in the comparable year ago period. Accretion income on loans from prior acquisitions was $13,940 and $7,790 in the nine months ended September 30, 2016 and 2015, respectively.

Tax equivalent interest income on securities increased $4,266 to $20,256 in the three months ended September 30, 2016, compared to $15,990 in the three months ended September 30, 2015. This was mainly the result of an increase of $523,233 in the average balance of securities between the periods, as we increased the total amount and proportion of tax exempt securities between the periods. The tax equivalent yield on securities was 2.74% in the third quarter of 2016, compared to 2.63% in the third quarter of 2015. The increase in tax equivalent yield on securities in 2016 was primarily due to a higher percentage of tax exempt securities to total securities held in the third quarter of 2016.

Tax equivalent interest income on securities increased $17,019 to $57,934 in the nine months ended September 30, 2016, compared to $40,915 in the nine months ended September 30, 2015. This was mainly the result of an increase of $821,092 in the average balance of securities between the periods, which was due to the HVB Merger and an increase in tax exempt securities and taxable securities acquired between the periods. The tax equivalent yield on securities was 2.72% in the nine months ended September 30, 2016, compared to 2.70% in the nine months ended September 30, 2015. The increase in tax equivalent yield on securities in 2016 was primarily due to the increase in the percentage of tax exempt securities to total securities, as described above.

Average deposits increased $1,223,586 to $9,915,494 in the three months ended September 30, 2016, compared to $8,691,908 for the three months ended September 30, 2015. Average interest bearing deposits increased $1,261,832 in the third quarter of 2016, compared to the third quarter of 2015. Average non-interest bearing deposits declined $38,246 to $3,196,204 in the three months ended September 30, 2016, compared to $3,234,450 in the three months ended September 30, 2015. The increase in interest bearing deposits was mainly attributable to organic growth driven by our commercial banking teams and new commercial team hires. The average cost of interest bearing deposits was 0.54% in the third quarter of 2016 compared to 0.39% in the third quarter of 2015. The average cost of total deposits was 0.37% in the third quarter of 2016 compared to 0.24% in the third quarter of 2015. The increase in the cost of deposits was mainly due to our increasing proportion of commercial deposits as described above.

Average deposits increased $2,895,264 and were $9,466,350 in the nine months ended September 30, 2016, compared to $6,571,086 for the nine months ended September 30, 2015. Average interest bearing deposits increased $1,908,588 in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Average non-interest bearing deposits increased $986,676 and were $3,088,678 in the nine months ended September 30, 2016, compared to $2,102,002 in the nine months ended September 30, 2015. These increases were mainly due to the HVB Merger and organic growth generated by our commercial banking teams. The average cost of interest bearing deposits was 0.50% in the nine months ended September 30, 2016 compared to 0.35% in the nine months ended September 30, 2015. The average cost of total deposits was 0.34% in the nine months ended September 30, 2016 compared to 0.24% in the nine months ended September 30, 2015. The increase in the cost of deposits was mainly due to an increasing proportion of commercial deposits relative to consumer deposits, as commercial deposits usually have higher interest rates paid and are more sensitive to changes in interest rates.

Average borrowings increased $551,224 to $1,324,001 in the three months ended September 30, 2016, compared to $772,777 in the same period a year ago. The increase in average borrowings was mainly due to the increase in average loan balances due to organic growth and the NSBC Acquisition. The average cost of borrowings was 1.75% for the third quarter of 2016, compared to 2.38% in the third quarter of 2015. The decline in the average cost of borrowings was mainly due to the extinguishment of higher cost FHLB advances, which occurred in March 2016. See Note 8. “Borrowings” in the consolidated financial statements included elsewhere in this report for additional information).

Average borrowings increased $313,922 to $1,301,099 in the nine months ended September 30, 2016, compared to $987,177 in the same period a year ago. The increase in average borrowings was mainly due to the increase in average loan balances due to the HVB Merger, organic growth and the NSBC Acquisition. The average cost of borrowings was 1.80% for the nine months ended September 30, 2016 compared to 1.95% in the nine months ended September 30, 2015. The decline in the average cost of borrowings was due to the same factors discussed above.

STERLING BANCORP AND SUBSIDIARIES

Provision for Loan Losses. The provision for loan losses is determined as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level that is our best estimate of probable incurred credit losses inherent in the outstanding loan portfolio. In the three months ended September 30, 2016 and September 30, 2015, the provision for loan losses was $5,500 and $5,000, respectively. In the nine months ended September 30, 2016 and September 30, 2015, the provision for loan losses was $14,500 and $10,200, respectively. The change in provision for loan losses in 2016 and 2015 was mainly due to organic loan growth and to offset net charge-offs. See the section captioned “Delinquent Loans, Troubled Debt Restructuring, Impaired Loans, Other Real Estate Owned and Classified Assets - Provision for Loan Losses” later in this discussion for further analysis of the provision for loan losses.

Non-interest income. The components of non-interest income were as follows for the periods presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Accounts receivable management / factoring commissions and other related fees	$4,898	$4,761	$13,548	$12,698
Mortgage banking income	1,153	2,956	5,522	8,643
Deposit fees and service charges	3,407	4,450	11,981	11,628
Net gain on sale of securities	3,433	2,726	7,624	4,958
Bank owned life insurance	1,891	1,293	4,499	3,443
Investment management fees	1,086	844	3,144	1,520
Other	3,171	1,772	8,593	3,778
Total non-interest income	$19,039	$18,802	$54,911	$46,668

Non-interest income was $19,039 for the three months ended September 30, 2016, compared to $18,802 in the same period a year ago. Included in non-interest income is net gain on sale of securities, which was $3,433 and $2,726 for the three months ended September 30, 2016 and 2015, respectively. Net gain on sale of securities is impacted significantly by changes in market interest rates and strategies we use to manage yield, liquidity and interest rate risk, and it is difficult to forecast the amount of net gains consistently. As a result, when we analyze the results of our non-interest income, we exclude gains and losses on sales of securities. Excluding net gain on sale of securities, non-interest income was $15,606 for the third quarter of 2016, compared to $16,076 for the third quarter of 2015. The main driver of the decline between the periods was the sale of our residential mortgage originations business on August 15, 2016, which caused a decline of $1,803 in mortgage banking income between the periods.

For the nine months ended September 30, 2016, total non-interest income was $54,911 compared to $46,668 for the same period a year ago. Included in non-interest income for the nine months ended September 30, 2016 was $7,624 of net gain on sale of securities compared to $4,958 for the comparable year ago period. Excluding net gain on sale of securities, non-interest income was $47,287 for the nine months ended September 30, 2016, compared to $41,710 for the nine months ended September 30, 2015. The increase between the periods was mainly due to higher other non-interest income, which includes loan swap fees and loan fees associated with the NSBC Acquisition; continued growth in accounts receivable management / factoring commissions and other related fees generated by our payroll finance and factoring businesses; and an increase in BOLI income. The increase in BOLI income was due to the HVB Merger. Partially offsetting these increases was a decline in mortgage banking income of $3,121, which was due to the factors discussed above.

The ratio of non-interest income excluding securities gains and losses to tax equivalent net interest income plus non interest income excluding securities gains and losses was 12.8% for the third quarter of 2016, compared to 14.7% for the third quarter of 2015. We expect this ratio will decrease further once we complete the pending sale of our trust division (expected to close in the fourth quarter of 2016), and realize the full impact of the sale of our residential mortgage origination business. We anticipate this decrease will be partially offset by continued increases in other loan fees from the NSBC Acquisition, loan swap fees, other fee income generated by our commercial banking teams, syndication fees and deposit fees and service charges driven by commercial cash/treasury management services. We continue to evaluate potential acquisitions of specialty commercial lending and other businesses that are also fee income generators.

Accounts receivable management / factoring commissions and other related fees represents fees generated in our factoring and payroll finance businesses. In factoring, we receive a nonrefundable factoring fee, which is generally a percentage of the factored receivables or sales volume and is designed to compensate us for the bookkeeping and collection services provided and, if applicable, the credit review of the client’s customer and assumption of customer credit risk. In payroll finance, we provide

STERLING BANCORP AND SUBSIDIARIES

outsourcing support services for clients in the temporary staffing industry. We generate fee income in exchange for providing full back-office, payroll, tax and accounting services to independently-owned temporary staffing companies. Total fee income in these businesses increased $137, or 2.9%, to $4,898 for the three months ended September 30, 2016, compared to $4,761 for the year ago period. For the nine months ended September 30, 2016, these fees were $13,548, compared to $12,698 for the same period a year ago, an increase of 6.7% between the periods. The increase was mainly attributable to the acquisitions of Damian and FCC, which are discussed in Note 2. “Acquisitions” in the consolidated financial statements included elsewhere in this report. These acquisitions were completed in the first half of 2015.

Mortgage banking income represents the residential mortgage banking and mortgage brokerage business conducted through loan production offices located principally in Brooklyn, Great Neck and New York City and through our financial centers. Mortgage banking income was $1,153 in the third quarter of 2016, compared to $2,956 in the third quarter of 2015. For the nine months ended September 30, 2016, mortgage banking income was $5,522, compared to $8,643 for the nine months ended September 30, 2015. In the second quarter of 2016, we sold $43,380 of residential mortgage loans acquired in the HVB Merger that were previously held as portfolio loans. In the first nine months of 2015, we sold $44,020 of residential mortgage loans that were previously held as portfolio loans with the objective of rebalancing our earning assets prior to the HVB Merger. We recorded a gain on these loan sales of $607 in the nine months ended September 30, 2016 and $390 in the nine months ended September 30, 2015, which were included in mortgage banking income. Mortgage banking income decreased in the third quarter of 2016 due to the sale of our residential mortgage originations business in August 2016.

Deposit fees and service charges were $3,407 for the third quarter of 2016, which represented a $1,043 decline compared to $4,450 for the same period a year ago. For the nine months ended September 30, 2016, deposit fees and service charges were $11,981, which represented an increase of $353 compared to the same period a year ago. Effective July 1, 2016, the Bank became subject to specific provisions of the Dodd-Frank Act, including the Durbin Amendment, given the Bank’s consolidated total assets were in excess of $10 billion. As a result, the Bank’s interchange fee earned on debit card transactions, which is part of deposit fees and services charges, was reduced to comply with the provisions of the Durbin Amendment; this decreased deposit fees and service charges between the periods. The increase in deposit fees and service charges in the nine months ended September 30, 2016 compared to the nne months ended September 30, 2015 was a result of the HVB Merger.

Deposits gathered by our commercial banking teams are generally higher balance deposits but generate lower levels of fees and service charges than retail deposits. Although we anticipate generating greater cash/treasury management services income in the future, as the proportion of deposits generated by our commercial teams increases as a percentage of total deposits, the percentage of deposit fees and services charges to total deposits is likely to continue to decrease.

Net gain on sale of securities income represents gains earned on the sale of securities from our available for sale investment securities portfolio. We realized a net gain on sale of securities of $3,433 and $2,726 in the three months ended September 30, 2016 and 2015, respectively. We realized a net gain of sale of securities of $7,624 for the nine months ended September 30, 2016, compared to $4,958 for the same period a year ago. Net gain on sale of securities in 2016 were driven by changes in the fair value of our securities portfolio due to changes in market interest rates. In 2016, we decided to sell securities with net unrealized gains to reposition our securities portfolio and increase our holdings of municipal securities. In 2015, net gain on sale of securities was the result of the low interest rate environment and the repositioning of our securities portfolio prior to completion of the HVB Merger.

Bank owned life insurance (“BOLI”) income represents the change in the cash surrender value of life insurance policies owned by us. BOLI income was $1,891 for the third quarter of 2016 and $4,499 for the nine months ended September 30, 2016 compared to $1,293 and $3,443 in the same periods a year ago, respectively. The increase in BOLI income between the periods was mainly due to BOLI assets acquired in the HVB Merger.

Investment management fees historically represent fees from the sale of mutual funds and annuities; since the HVB Merger investment management fees also include trust fees. These revenues were $1,086 in the third quarter of 2016 and $3,144 for the nine months ended September 30, 2016 compared to $844 and $1,520 in the same periods a year ago, respectively. The increase was mainly due to the HVB Merger which increased trust fees. Trust fee income was $776 in the third quarter of 2016 and $2,041 in the nine months ended September 30, 2016. We will not continue to generate trust fee income once the sale of our trust division is completed, which is anticipated to occur by the end of the fourth quarter of 2016.

Other non-interest income principally includes miscellaneous loan fees earned, letter of credit fees, loan swap fees and safe deposit rentals. Other non-interest income increased $1,399 to $3,171 for the third quarter of 2016, from $1,772 for the same period a year ago. Other non-interest income was $8,593 for the nine months ended September 30, 2016, compared to $3,778 for the nine months ended September 30, 2015. The increase in the third quarter of 2016 compared to the year earlier period was mainly due to the NSBC Acquisition and higher loan swap fees.

STERLING BANCORP AND SUBSIDIARIES

Non-interest expense. The components of non-interest expense were as follows for the periods presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Compensation and employee benefits expense	$32,501	$29,238	$93,857	$75,070
Stock-based compensation plan expense	1,673	1,064	4,960	3,300
Occupancy and office operations expense	8,021	9,576	26,113	23,610
Amortization of intangible assets	3,241	3,431	9,535	6,611
FDIC insurance and regulatory assessments expense	2,151	2,281	6,709	5,093
Other real estate owned expense	721	183	1,844	187
Merger-related expense	—	—	265	17,079
Defined benefit plan termination charge	—	13,384	—	13,384
Loss on extinguishment of borrowings	1,013	—	9,729	—
Charge for asset write-downs, banking systems conversion, retention and severance	2,000	—	4,485	29,026
Other non-interest expense	10,935	12,158	33,330	29,538
Total non-interest expense	$62,256	$71,315	$190,827	$202,898

Non-interest expense for the three months ended September 30, 2016 was $62,256, a $9,059 decrease compared to $71,315 for the three months ended September 30, 2015. The decline was mainly the result of the defined benefit plan termination charge incurred in the three months ended September 30, 2015. For the nine months ended September 30, 2016, non-interest expense was $190,827, a decrease of $12,071 compared to $202,898 for the nine months ended September 30, 2015. The decrease between the periods was mainly due to a decrease in merger-related expense and charges incurred as a result of the HVB Merger and the defined benefit plan termination charge, which were both one-time expenses. Changes in the components of non-interest expense are discussed below.

Compensation and employee benefits expense was $32,501 for the three months ended September 30, 2016, compared to $29,238 for the three months ended September 30, 2015. For the nine months ended September 30, 2016, compensation and employee benefits expense was $93,857 compared to $75,070 for the nine months ended September 30, 2015. The year-over-year increase in compensation and employee benefits expense was a result of the increase in the total number of employees resulting from the HVB Merger and NSBC Acquisition. At March 31, 2015, which was the quarter immediately prior to the HVB Merger, we had 840 full-time equivalent employees (“FTEs”). Upon the completion of the HVB Merger on June 30, 2015, we had 1,196 FTEs. Over the past five quarters we have integrated HVHC’s operations, which has resulted in substantial efficiency gains. As of September 30, 2016, our total FTEs were 995. We anticipate further FTE reductions as we complete the sale of our trust division in the fourth quarter of 2016 and from future financial center consolidations.

Stock-based compensation plan expense was $1,673 in the third quarter of 2016, compared to $1,064 in the third quarter of 2015. For the nine months ended September 30, 2016, stock-based compensation plan expense was $4,960 compared to $3,300 for the nine months ended September 30, 2015. The increase in stock-based compensation plan expense between the periods is due to a greater percentage of compensation paid to our executive management and senior personnel in stock awards so as to better align the interests of management employees to those of our stockholders and the increase in personnel as a result of the HVB Merger and NSBC Acquisition. Stock-based compensation was granted in the first quarter of 2016 for calendar year 2015 performance. For additional information related to our employee benefit plans and stock-based compensation, see Note 11. “Stock-Based Compensation” in the consolidated financial statements included elsewhere in this report.

Occupancy and office operations expense was $8,021 in the third quarter of 2016, compared to $9,576 in the third quarter of 2015. The decrease between the third quarter of 2016 and the third quarter of 2015 was due to a reduction in expense associated with consolidation of 18 financial centers that occurred between the periods. At September 30, 2016, we had 41 financial center locations, compared to 59 financial centers at September 30, 2015. For the nine months ended September 30, 2016, occupancy and office operations expense was $26,113, compared to $23,610 for the nine months ended September 30, 2015. The increase between the periods was mainly due to the facilities acquired in connection with the HVB Merger, which was partially offset by our continued consolidation of financial centers.

STERLING BANCORP AND SUBSIDIARIES

Amortization of intangible assets mainly includes amortization of core deposit intangible assets, customer lists and non-compete agreements. Amortization of intangible assets was $3,241 in the three months ended September 30, 2016, compared to $3,431 for the three months ended September 30, 2015, and was $9,535 for the nine months ended September 30, 2016, compared to $6,611 for the nine months ended September 30, 2015. The increase in amortization expense was due mainly to intangibles recorded in connection with the core deposits acquired in the HVB Merger. We anticipate that the remaining expense associated with the Provident Merger non-compete agreements of $180 will fully amortize in the fourth quarter of 2016, and estimate amortization expense for the fourth quarter of 2016 will be $2,907. For additional information see Note 6. “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included elsewhere in this report.

FDIC insurance and regulatory assessments expense was $2,151 for the third quarter of 2016, compared to $2,281 for the third quarter of 2015; and $6,709 for the nine months ended September 30, 2016, compared to $5,093 for the nine months ended September 30, 2015. The increase between the nine month periods was mainly due to the increase in our total assets as a result of our organic growth and the HVB Merger. In accordance with provisions of the Dodd-Frank Act, the Bank will be subject to greater FDIC premiums going forward, as banks with total assets of $10 billion or more are responsible for funding the increase from 1.15% to 1.35% in the FDIC’s Deposit Insurance Fund.

Other real estate owned (“OREO”) expense includes maintenance costs, taxes, insurance, write-downs (subsequent to any write-down at the time of foreclosure or transfer to OREO), and gains and losses from the disposition of OREO. OREO includes real estate assets that have been foreclosed and financial center locations that have been closed and are held for sale. OREO expense was $721 for the three months ended September 30, 2016, compared to $183 in the three months ended September 30, 2015, and $1,844 for the nine months ended September 30, 2016, compared to $187 in the prior year. OREO activity in the first nine months of 2016 included $582 of write-downs in the value of OREO, based on receipt of updated appraisals, and payment of property taxes of $1,186.

Merger-related expense was $0 for the three months ended September 30, 2016 and September 30, 2015, and was $265 for the nine months ended September 30, 2016, compared to $17,079 for the nine months ended September 30, 2015. The amount in 2016 represented professional fees associated with the NSBC Acquisition. The amount in 2015 was incurred in connection with the HVB Merger and represented charges for financial advisory fees, legal and accounting fees, severance and retention, management change in control payments, insurance, public relations and communications, due diligence and other fees. The amount incurred in the nine months ended September 30, 2015 also included merger-related expense of $1,790, related to the acquisition of Damian for legal fees, severance and retention, and fixed asset impairments.

Loss on extinguishment of borrowings expense for the three months ended September 30, 2016, was $1,013, compared to $0 for the three months ended September 30, 2015. During the third quarter of 2016, we utilized excess liquidity to repurchase $23,000 of our outstanding Senior Notes. In connection with the repurchase, we paid a premium to par and wrote-off the allocable portion of remaining unamortized issuance discount. In the nine months ended September 30, 2016, we incurred a loss on extinguishment of borrowings of $9,729 compared to $0 for the nine months ended September 30, 2015. In addition to the Senior Notes repurchase, we incurred a loss of $8,716 due to the repayment of $220,000 of fixed rate FHLB borrowings with a weighted average interest rate of 4.17% during the first quarter of 2016. These borrowings were replaced with deposits and short-term and overnight FHLB borrowings.

Charge for asset write-downs, banking systems conversion, retention and severance was $2,000 for the three months ended September 30, 2016, compared to $0 for the three months ended September 30, 2015, and was $4,485 for the nine months ended September 30, 2016, compared to $29,026 for the nine months ended September 30, 2015. The charges in 2016 were incurred in connection with the sale of the residential mortgage originations business, the NSBC Acquisition and the continued consolidation of financial centers and other locations. The charges incurred in 2015 were mainly for asset write-downs associated with the consolidation of financial centers and other locations related to the HVB Merger, IT termination charges and retention and severance compensation.

Other non-interest expense for the three months ended September 30, 2016 was $10,935, compared to $12,158 for the three months ended September 30, 2015, and was $33,330 for the nine months ended September 30, 2016, compared to $29,538 for the same period a year ago. The decrease was mainly related to the sale of the residential mortgage originations business. See Note 13. “Other Non-Interest Expense” in the notes to the consolidated financial statements included elsewhere in this report for details on significant components.

Income Tax expense was $16,991 for the three months ended September 30, 2016 compared to $11,648 for the three months ended September 30, 2015, which represented an effective income tax rate of 31.2% and 32.5%, respectively. Income tax expense was $47,646 for the nine months ended September 30, 2016 and was $16,043 for the nine months ended September 30, 2015, which represented an effective income tax rate of 32.5% and 32.5%, respectively. Our effective tax rate differs from the 35% federal

STERLING BANCORP AND SUBSIDIARIES

statutory rate mainly due to the effect of tax exempt interest from public sector loans, municipal securities and BOLI income. Due to our emphasis on growing public sector loans and municipal securities, total tax exempt earning assets increased to over $1.5 billion and represented 12.3% of our earning assets at September 30, 2016, compared to 4.9% at December 31, 2015. See Note 10. “Income Taxes” in the notes to the consolidated financial statements included elsewhere in this report for additional information.

Portfolio Loans
The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the periods indicated.

	September 30, 2016		December 31, 2015
	Amount	%	Amount	%
Commercial:
C&I:
Traditional C&I	$1,744,756	19.1%	$1,371,490	17.5%
Asset-based lending	683,907	7.5	310,214	3.9
Payroll finance	223,991	2.4	221,831	2.8
Warehouse lending	586,394	6.4	387,808	4.9
Factored receivables	249,771	2.7	208,382	2.7
Equipment financing	608,948	6.6	631,303	8.0
Total C&I	4,097,767	44.7	3,131,028	39.8
Commercial mortgage:
Commercial real estate	2,969,873	32.4	2,733,351	34.8
Multi-family	925,303	10.1	796,030	10.1
ADC	211,896	2.3	186,398	2.4
Total commercial mortgage	4,107,072	44.8	3,715,779	47.3
Total commercial	8,204,839	89.5	6,846,807	87.1
Residential mortgage	672,355	7.3	713,036	9.1
Consumer	291,547	3.2	299,517	3.8
Total portfolio loans	9,168,741	100.0%	7,859,360	100.0%
Allowance for loan losses	(59,405)		(50,145)
Total portfolio loans, net	$9,109,336		$7,809,215

Overview. Total portfolio loans, net, increased $1,300,121 to $9,109,336 at September 30, 2016, compared to $7,809,215 at December 31, 2015. At September 30, 2016, total C&I loans comprised 44.7% of the total loan portfolio, compared to 39.8% at December 31, 2015. Commercial mortgage loans comprised 44.8% and 47.3% of the total loan portfolio at September 30, 2016 and December 31, 2015, respectively.

C&I loans increased $966,739, or 30.9%, in the first nine months of 2016. This included $162,013 of restaurant franchise financing loans acquired from GE Capital, $320,447 of asset-based loans acquired in the NSBC Acquisition, and organic growth generated by our commercial banking teams, including organic growth in traditional C&I loans of $211,253, growth in warehouse lending of $198,586, and growth in factored receivables of $41,389. Partially offsetting the growth in these businesses was a decline of $22,355 in equipment financing loans.

Included in total C&I loans are asset-based lending, payroll finance, warehouse lending, factored receivables and equipment financing, which collectively comprise our commercial finance business and portfolio. The commercial finance portfolio increased $593,473 in the first nine months of 2016 and totaled $2,353,011 at September 30, 2016, compared to $1,759,538 at December 31, 2015. Approximately $320,447 of this growth was a result of loans acquired in the NSBC Acquisition.

Commercial mortgage loans increased $391,293, or 10.5%, in the nine months ended September 30, 2016. The main drivers of growth have been strong commercial real estate market conditions in the greater New York metropolitan area and higher origination volumes given our increased number of commercial banking teams. However, we anticipate that growth in the commercial mortgage loans will decrease, due to the pricing and competitive environment in the Company’s target commercial real estate markets.

STERLING BANCORP AND SUBSIDIARIES

ADC loans, which is a component of commercial mortgage loans, increased $25,498 in the nine months ended September 30, 2016. We have ceased originations of land acquisition and development loans; however, we do originate construction loans on an exception basis but only to select clients mostly within our immediate footprint.

Residential mortgage loans decreased $40,681 to $672,355 at September 30, 2016, compared to $713,036 at December 31, 2015. The majority of our residential mortgage loan originations were held for sale and sold in the secondary markets to various investors. We retain newly originated residential mortgage loans on an exception basis to select clients. The decline at September 30, 2016 was due mainly to the sale of $43,380 of residential mortgage loans from our portfolio that were acquired in the HVB Merger. We anticipate residential mortgage originations business volumes and portfolio balances will substantially decrease in the future, as we have completed the sale of our residential mortgage origination operation in the third quarter of 2016. Although the majority of such originations were sold in the secondary market, we often retained non-conforming prime residential mortgage loans in our portfolio.

Delinquent Loans, Troubled Debt Restructuring, Impaired Loans, Other Real Estate Owned and Classified Assets

Past Due, Non-Performing Loans, Non-Performing Assets (Risk Elements). The table below sets forth the amounts and categories of our non-performing assets (“NPAs”) at the dates indicated. There were no asset-based lending and no warehouse lending loans that were non-performing at such dates.

	September 30,	December 31,
	2016	2015
Non-accrual loans:
Traditional C&I	$27,169	$10,142
Payroll finance	208	—
Factored receivables	693	220
Equipment financing	3,018	1,644
Commercial real estate	23,954	20,742
Multi-family	76	1,717
ADC	3,584	3,700
Residential mortgage	12,330	19,680
Consumer	6,762	7,892
Total non-accrual loans	77,794	65,737
Accruing loans past due 90 days or more	3,273	674
Total non-performing loans (“NPLs”)	81,067	66,411
OREO	16,422	14,614
Total non-performing assets (“NPAs”)	$97,489	$81,025
Troubled debt restructurings (“TDRs”) accruing and not included above	$9,994	$13,701
Ratios:
NPLs to total loans	0.88%	0.84%
NPAs to total assets	0.72	0.68

NPAs and NPLs. NPLs include non-accrual loans and accruing loans past due 90 days or more. NPAs include NPLs and OREO. At September 30, 2016, total NPLs increased $14,656 to $81,067 compared to $66,411 at December 31, 2015. This was due mainly to one taxi medallion relationship with a balance of $23,716 at September 30, 2016, which was placed on non-accrual during the first quarter of 2016. Non-accrual loans were $77,794 and loans 90 days past due and still accruing interest which were well secured and in the process of collection were $3,273. Non-accrual loans increased $12,057 from December 31, 2015. Loans past due 90 days or more and still accruing increased $2,599.

TDRs. TDRs still accruing interest income are loans modified for borrowers that have experienced financial difficulties but are performing in accordance with the terms of their loan prior to the modification. Loan modification concessions may include actions such as extension of the maturity date or the lowering of interest rates and monthly payments. Nearly all of these loans are secured by real estate. Total TDRs were $16,395 at September 30, 2016, of which $6,401 were non-accrual, none were 90 days past due and accruing, and $9,994 were performing according to their terms and accruing interest income. Total TDRs were $22,292 at December 31, 2015, of which $8,591 were non-accrual, none were 90 days past due and accruing, and $13,701 were performing according to their terms and accruing interest income. The decline between the periods was mainly due to repayments. As of September 30, 2016, there were no commitments to lend additional funds to borrowers with loans that have been classified as TDRs.

STERLING BANCORP AND SUBSIDIARIES

OREO. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO until such time as it is sold. In addition, financial centers that were closed or consolidated that are held for sale are also classified as OREO. When real estate is transferred to OREO, it is recorded at fair value less costs to sell. If the fair value less cost to sell is less than the loan balance, the difference is charged against the allowance for loan losses. If the fair value of a financial center that we hold for sale is less than its prior carrying value, we recognize a charge included in other operating expense to reduce the recorded value of the investment to fair value, less costs to sell. At September 30, 2016, we had OREO properties with a recorded balance of $16,422, compared to a recorded balance of $14,614 at December 31, 2015. The increase was mainly due to one residential loan to which we acquired title to during the second quarter of 2016. After transfer to OREO, we regularly update the fair value of the properties. Subsequent declines in fair value are charged to current earnings and included in other non-interest expense as part of OREO expense.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality such as “substandard”, “doubtful”, or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets is not warranted and are charged-off. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as “special mention”. As of September 30, 2016, we had $101,784 of loans designated as “special mention” compared to $68,003 at December 31, 2015. The increase was mainly due to $39,130 of loans acquired in the NSBC Acquisition that are performing but were designated as special mention loans under our underwriting methodology.

Our determination as to the classification of our assets and the amount of our loan loss allowance are subject to review by our regulators, which can order the establishment of an additional valuation allowance. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets at September 30, 2016, classified assets consisted of loans of $113,483 and OREO of $16,422. Classified loans were $130,378 and OREO was $14,614 at December 31, 2015.

Taxi Medallion Loans
At September 30, 2016, we had $51,895, or 0.57%, of our total portfolio loans collateralized by taxi medallions compared to $61,950, or 0.79%, at December 31, 2015. The decline in the balance between the periods was due to repayments. One of our three taxi medallion borrower relationships in the amount of $23,716 is classified substandard and is on non-accrual at September 30, 2016. We continue to closely monitor the collateral values, cash flows and performance of each of these loans and are working with our borrowers to reduce these outstanding balances.

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

The allowance for loan losses increased from $50,145 at December 31, 2015 to $59,405 at September 30, 2016, as the provision for loan losses exceeded net charge-offs by $9,260. The allowance for loan losses at September 30, 2016 represented 73.3% of non-performing loans and 0.65% of total portfolio loans. At December 31, 2015, the allowance for loan losses represented 75.5% of non-performing loans and 0.64% of total portfolio loans. Loans acquired in prior merger transactions were recorded with a fair value adjustment as of the acquisition date that included estimated lifetime credit losses and interest rate adjustments, among other factors (the “loan mark”). The remaining aggregate balance of the loan mark at September 30, 2016 was $41,516. A substantial portion of portfolio loans covered by the loan mark continue to carry no allowance for loan losses. The total valuation balances recorded

STERLING BANCORP AND SUBSIDIARIES

against portfolio loans to adjusted gross portfolio loans was 1.10% at September 30, 2016, compared to 1.16% at December 31, 2015. See a reconciliation of this non-GAAP financial measure on page 74.

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

	September 30, 2016			December 31, 2015
	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans
Traditional C&I	$12,412	$1,744,756	19.1%	$10,469	$1,371,490	17.5%
Asset-based lending	3,473	683,907	7.5	2,793	310,214	3.9
Payroll finance	1,310	223,991	2.4	1,936	221,831	2.8
Warehouse lending	1,481	586,394	6.4	589	387,808	4.9
Factored receivables	2,046	249,771	2.7	1,457	208,382	2.7
Equipment financing	5,200	608,948	6.6	4,925	631,303	8.0
Commercial real estate	19,077	2,969,873	32.4	13,861	2,733,351	34.8
Multi-family	3,721	925,303	10.1	2,741	796,030	10.1
ADC	1,744	211,896	2.3	2,009	186,398	2.4
Residential mortgage	4,884	672,355	7.3	5,007	713,036	9.1
Consumer	4,057	291,547	3.2	4,358	299,517	3.8
Total	$59,405	$9,168,741	100.0%	$50,145	$7,859,360	100.0%

Impaired Loans. A loan is impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loan values are based on one of three measures: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is less than its recorded investment, the Bank’s practice is to write-down the loan against the allowance for loan losses so the recorded investment matches the impaired value of the loan. Impaired loans generally include a portion of non-performing loans and accruing and performing TDR loans. At September 30, 2016, we had $59,428 in impaired loans compared to $28,372 at December 31, 2015. The increase in impaired loans between September 30, 2016 and December 31, 2015 was mainly due to the $23,716 taxi medallion loan relationship discussed above.

PCI Loans. A PCI loan is an acquired loan that has demonstrated evidence of deterioration in credit quality subsequent to origination. As of September 30, 2016, the balance of PCI loans was $94,108, compared to $85,293 at December 31, 2015. The increase was primarily due to PCI loans acquired in the NSBC Acquisition, which were $20,747 at September 30, 2016, and partially offset mainly by repayments of PCI loans from prior acquisitions and the transfer to OREO of a residential loan with a balance of $3,285. At September 30, 2016 and December 31, 2015, we held $13,295 and $20,025, respectively, of PCI loans, which are accounted for under the cost-recovery method and were included in our non-accrual loan totals above. The decline between the periods was mainly due to the transfer to OREO of a $3,285 residential loan and a charge-off against the non-accretable difference established on a commercial real estate loan. The remaining PCI loans of $80,813 and $65,268 at September 30, 2016 and December 31, 2015, respectively, are accounted for under applicable guidance, which results in an accretable yield that represents the amount of expected cash flows that exceeds the initial investment in the loan. See the tables of loans evaluated for impairment by segment and changes in accretable yield for PCI loans in Note 4. “Portfolio Loans” in the notes to consolidated financial statements included elsewhere in this report for additional information.

Provision for Loan Losses. We recorded $5,500 in loan loss provision for the three months ended September 30, 2016, compared to $5,000 for the three months ended September 30, 2015. Net charge-offs for the three months ended September 30, 2016 were $1,960, or 0.09% of average loans on an annualized basis, compared to net charge-offs of $1,706,or 0.09%, of average loans on an annualized basis for the three months ended September 30, 2015. For the nine months ended September 30, 2016, provision for loan losses was $14,500, compared to $10,200 for the nine months ended September 30, 2015. Net charge-offs for the nine months ended September 30, 2016 were $5,240, or 0.08% of average loans on an annualized basis, compared to net charge-offs of $4,963, or 0.11% of average loans on an annualized basis for the comparable 2015 period. The increase in the provision for loan losses between the periods was mainly due to organic growth in the loan portfolio, as well as loans from prior acquisitions that are now subject to our allowance for loan losses.

STERLING BANCORP AND SUBSIDIARIES

Changes in Financial Condition between September 30, 2016 and December 31, 2015

Total assets increased $1,661,276, or 13.9%, to $13,617,228 at September 30, 2016, compared to $11,955,952 at December 31, 2015. This increase was mainly due to the following:

•
Total portfolio loans increased by $1,309,381, or 16.7%, to $9,168,741 at September 30, 2016, compared to $7,859,360 at December 31, 2015. In addition to organic growth, portfolio loans increased by $320,447 as a result of loans acquired in the NSBC Acquisition and by $162,013 as a result the restaurant franchise financing loans acquired from GE Capital. We also acquired $35,844 of additional assets in the NSBC Acquisition.

•
Total investment securities increased by $153,894, or 5.8%, to $2,797,717 at September 30, 2016, compared to $2,643,823 at December 31, 2015. We mainly acquired high investment grade tax-exempt securities issued by New York State, New York City, other municipal entities in New York, and by other states. As of September 30, 2016, the total balance of tax exempt securities was $1,139,534, which represented 40.7% of total securities and 9.3% of total earning assets compared to $474,848, 18.0%, and 4.7%, respectively at December 31, 2015. The increase in tax-exempt securities provides us with tax efficient earnings and, the ability to invest in and support the communities we serve and which we operate in. The increase in tax-exempt securities was partially offset by sales of mortgage-backed, corporate and trust preferred securities. Investment securities were 20.5% of total assets at September 30, 2016, compared to 22.1% at December 31, 2015.

•
Cash and cash equivalents increased by $150,945 to $380,458 at September 30, 2016, compared to $229,513 at December 31, 2015. Cash holdings at September 30, 2016 increased in part due to seasonal inflows of municipal deposits, which generally reach their peak at the end of the third quarter in connection with tax collections season.

Total liabilities increased $1,561,189, or 15.2%, to $11,852,068 at September 30, 2016, compared to $10,290,879 at December 31, 2015. This increase was mainly due to the following:

•
Total deposits increased $1,617,246, or 18.8%, to $10,197,253 at September 30, 2016, compared to $8,580,007 at December 31, 2015. Our core retail, commercial and municipal transaction, money market and savings accounts were $9,002,189, which represented 88.3% of our total deposit balances. The increase in deposits was driven by our commercial banking teams, as several of our recent commercial banking hires are focused on growing deposits.

•
FHLB borrowings declined $228,387, to $1,181,498 at September 30, 2016, compared to $1,409,885 at December 31, 2015. The decline in FHLB borrowings was mainly the result of our successful deposit gathering efforts in 2016.

•
On September 2, 2016, the Bank reopened the Subordinated Notes offering and issued additional notes in a principal amount of $65,000. The Subordinated Notes issued September 2, 2016 are fully fungible with, rank equally in right of payment with, and form a singe series with the existing Subordinated Notes. In total, at September 30, 2016, there was $175,000 of Subordinated Notes outstanding. For more information, see “Recent Developments” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and Note 8. “Borrowings” in the notes to consolidated financial statements included elsewhere in this report.

Supplemental Reporting of Non-GAAP Financial Measures
Results for the third quarter of 2016 were impacted by a pre-tax net gain on sale of securities of $3,433; a pre-tax loss recorded on extinguishment of $1,013 as we repurchased $23,000 of the Senior Notes due July 2018; a pre-tax restructuring charge recorded in connection with the divestiture of the residential mortgage originations business of $2,000; and amortization of non-compete agreements and acquired customer list intangibles of $970. Excluding the impact of these items, adjusted net income was $37,793, or $0.29 per diluted share.

The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance and to assess our performance compared to our annual budget and strategic plans. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors, analysts, regulators and others information that we use to manage and evaluate our performance each period. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2015, included in the 2015 Annual Report.

STERLING BANCORP AND SUBSIDIARIES

	September 30,
	2016	2015
The following table shows the reconciliation of stockholders’ equity to tangible equity and the tangible equity ratio [1]:
Total assets	$13,617,228	$11,597,393
Goodwill and other intangibles	(765,858)	(751,529)
Tangible assets	12,851,370	10,845,864
Stockholders’ equity	1,765,160	1,652,204
Goodwill and other intangibles	(765,858)	(751,529)
Tangible stockholders’ equity	$999,302	$900,675
Common stock outstanding at period end	130,853,673	129,769,569
Stockholders’ equity as a % of total assets	12.96%	14.25%
Book value per share	$13.49	$12.73
Tangible equity as a % of tangible assets	7.78%	8.30%
Tangible book value per share	$7.64	$6.94
______________
See legend on page 76.

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
The following table shows the reconciliation of reported net income (GAAP) and adjusted net income (non-GAAP) and adjusted diluted earnings per share [2]:
Income before income tax expense	$54,413	$35,841	$146,604	$49,365
Income tax expense	16,991	11,648	47,646	16,043
Net income (GAAP)	37,422	24,193	98,958	33,322
Adjustments:
Net (gain) on sale of securities	(3,433)	(2,726)	(7,624)	(4,958)
Merger-related expense	—	—	265	17,079
Charge for asset write-downs, banking systems conversion, retention and severance	2,000	—	4,485	29,026
Defined benefit plan termination charge	—	13,384	—	13,384
Loss on extinguishment of borrowings	1,013	—	9,729	—
Amortization of non-compete agreements and acquired customer lists	970	961	2,907	2,612
Total adjustments	550	11,619	9,762	57,145
Income tax (benefit)	(179)	(3,777)	(3,354)	(18,573)
Total adjustments net of tax	371	7,842	6,408	38,572
Adjusted net income (non-GAAP)	$37,793	$32,035	$105,366	$71,897

Weighted average diluted shares	130,875,614	130,192,937	130,645,705	103,069,057
Diluted EPS as reported (GAAP)	$0.29	$0.19	$0.76	$0.32
Adjusted diluted EPS (non-GAAP)	0.29	0.25	0.81	0.70
______________
See legend on page 76.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
The following table shows the reconciliation of the reported operating efficiency ratio and adjusted operating efficiency ratio [3]:
Net interest income	$103,130	$93,354	$297,020	$215,795
Non-interest income	19,039	18,802	54,911	46,668
Total net revenue	122,169	112,156	351,934	262,464
Tax equivalent adjustment on securities interest income	3,635	1,707	8,885	4,811
Net (gain) on sale of securities	(3,433)	(2,726)	(7,624)	(4,958)
Adjusted total revenue (non-GAAP)	122,371	111,137	353,195	262,317
Non-interest expense	62,256	71,315	190,827	202,898
Merger-related expense	—	—	(265)	(17,079)
Charge for asset write-downs, banking systems conversion, retention and severance	(2,000)	—	(4,485)	(29,026)
Charge on benefit plan settlement	—	(13,384)	—	(13,384)
Loss on extinguishment of borrowings	(1,013)	—	(9,729)	—
Amortization of intangible assets	(3,241)	(3,431)	(9,535)	(6,611)
Adjusted non-interest expense (non-GAAP)	$56,002	$54,500	$166,813	$136,798
Reported operating efficiency ratio	51.0%	63.6%	54.2%	77.3%
Adjusted operating efficiency ratio (non-GAAP)	45.8	49.0	47.2	52.1
__________________________
See legend on page 76.

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
The following table shows the reconciliation of return on tangible assets and adjusted return on tangible assets [4]:
Average assets	$13,148,201	$11,242,870	$12,618,477	$8,924,071
Average goodwill and other intangibles	(767,753)	(752,701)	(762,053)	(550,146)
Average tangible assets	$12,380,448	$10,490,169	$11,856,420	$8,373,925
Net income	37,422	24,193	98,958	33,322
Net income, if annualized	148,874	95,983	132,185	44,551
Return on average tangible assets	1.20%	0.91%	1.11%	0.53%
Adjusted net income (non-GAAP)	$37,793	$32,035	$105,366	$71,897
Annualized adjusted net income	150,350	127,095	140,744	96,126
Adjusted return on average tangible assets (non-GAAP)	1.21%	1.21%	1.19%	1.15%
___________________________
See legend on page 76.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
The following table shows the reconciliation of return on average tangible equity and adjusted return on average tangible equity [5]:
Average stockholders’ equity	$1,751,414	$1,639,458	$1,716,657	$1,259,614
Average goodwill and other intangibles	(767,753)	(752,701)	(762,053)	(550,146)
Average tangible stockholders’ equity	$983,661	$886,757	$954,604	$709,468
Net income	37,422	24,193	98,958	33,322
Net income, if annualized	148,874	95,983	132,185	44,551
Reported return on average tangible equity	15.13%	10.82%	13.85%	6.28%
Adjusted net income (non-GAAP)	$37,793	$32,035	$105,366	$71,897
Annualized adjusted net income	150,350	127,095	140,744	96,126
Adjusted return on average tangible equity (non-GAAP)	15.28%	14.33%	14.74%	13.55%
_______________________
See legend below.

	As of
	September 30, 2016	December 31, 2015
The following table shows a reconciliation of the allowance for loan losses and remaining purchase accounting adjustments to portfolio loans[6]:
Allowance for loan losses	$59,405	$50,145
Remaining purchase accounting adjustments:
Acquired performing loans	26,003	24,766
Purchased credit impaired loans	15,513	16,617
Total remaining purchase accounting adjustments	41,516	41,383
Total valuation balances recorded against portfolio loans	$100,921	$91,528

Total portfolio loans, gross	$9,168,741	$7,859,360
Remaining purchase accounting adjustments:
Acquired performing loans	26,003	24,766
Purchased credit impaired loans	15,513	16,617
Adjusted portfolio loans, gross	$9,210,257	$7,900,743
Allowance for loan losses to total portfolio loans, gross	0.65%	0.64%
Total valuation balances recorded against portfolio loans to adjusted gross portfolio loans	1.10%	1.16%
______________________________________
See legend below.

1 Stockholders’ equity as a percentage of total assets, book value per share, tangible equity as a percentage of tangible assets and tangible equity per share provides information to help assess our capital position and financial strength. We believe tangible book value measures improve comparability to other banking organizations that have not engaged in acquisitions that have resulted in the accumulation of goodwill and other intangible assets.

2 Adjusted net income and adjusted earnings per share present a summary of our earnings to exclude certain revenues and expenses (generally associated with discrete merger transactions and non-recurring strategic plans) to help in assessing our recurring profitability.

3 The reported operating efficiency ratio is a non-GAAP measure calculated by dividing our GAAP non-interest expense by the sum of our GAAP net interest income plus GAAP non-interest income. The adjusted operating efficiency ratio is a non-GAAP measure calculated by dividing non-interest expense adjusted for intangible asset amortization and certain expenses generally associated with discrete merger transactions and non-recurring strategic plans by the sum of net interest income plus non-interest income plus the

STERLING BANCORP AND SUBSIDIARIES

tax equivalent adjustment on securities income and elimination of the the impact of gain or loss on sale of securities. The adjusted operating efficiency ratio is a measure we use to assess our operating performance.
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

6 The reconciliation of the allowance for loan losses and remaining purchase accounting adjustments to portfolio loans provides information to evaluate the impact of purchase accounting adjustments and the allowance for loan losses on our portfolio loans. In purchase accounting, the prior allowance for loan losses is not carried over, and in place, we are required to estimate the fair value of the loan which includes an estimate of life of loan losses on the portfolio, which is included as a purchase discount within the acquired loan portfolio.

Liquidity and Capital Resources

Capital. Stockholders’ equity was $1,765,160 as of September 30, 2016, an increase of $100,087 relative to December 31, 2015. The increase was mainly the result of net income of $98,958 and an increase in other comprehensive income of $20,017, which was primarily due to a change in the fair value of our available for sale securities portfolio as well as stock option exercises and stock-based compensation, which totaled $8,355. These increases were partially offset by declared dividends of $27,291.

We paid dividends of $0.07 per common share in each quarter of 2015, and in the first three quarters of 2016, and the Board of Directors declared a dividend of $0.07 per common share on October 25, 2016, which is payable November 21, 2016 to our holders as of the record date of November 7, 2016.

Basel III Capital Rules. The Basel III Capital Rules became effective for us on January 1, 2015 (subject to a phase-in period for certain provisions). The rules are discussed in Note 15. “Stockholders’ Equity - Regulatory Capital Requirements” in the notes to consolidated financial statements included elsewhere in this report.

Liquidity. As discussed in our 2015 Form 10-K, our liquidity position is continuously monitored and we make adjustments to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic activity, volatility in the financial markets, unexpected credit events or other significant occurrences. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of September 30, 2016, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on us.

At September 30, 2016, the Bank had $376,053 in cash and cash equivalents on hand and unused borrowing capacity at the FHLB of $1,304,179. In addition, the Bank may purchase additional federal funds from other institutions and enter into additional repurchase agreements. The Bank had $872,734 of securities available to pledge as collateral as of September 30, 2016. The Bank was required to maintain $65,477 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at September 30, 2016.

We are a bank holding company and do not conduct operations. Our primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. At September 30, 2016, the Bank had capacity to pay up to $115,012 of dividends. At September 30, 2016, we had cash on hand of $14,689.

On September 5, 2016, we renewed our $25,000 Credit Facility which is more fully described in Note 8. “Borrowings” in the notes to consolidated financial statements included elsewhere in this report. The use of proceeds are for general corporate purposes. The Credit Facility has no outstanding balance and requires us and the Bank to maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. We and the Bank were in compliance with all requirements at September 30, 2016.

STERLING BANCORP AND SUBSIDIARIES

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

Estimated Changes in EVE and NII. The table below sets forth, as of September 30, 2016, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$1,576,249	$(77,593)	(4.7)%	$506,497	$63,061	14.2%
+200	1,613,279	(40,563)	(2.5)	486,047	42,611	9.6
+100	1,645,618	(8,224)	(0.5)	464,828	21,392	4.8
0	1,653,842	—	—	443,436	—	—
-100	1,671,217	17,375	1.1	414,414	(29,022)	(6.5)

The table above indicates that at September 30, 2016, in the event of an immediate 200 basis point increase in interest rates, we would expect to experience a (2.5)% decrease in EVE and a 9.6% increase in NII. Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on EVE and NII beyond -100 basis points.

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

STERLING BANCORP AND SUBSIDIARIES

changes at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes that market interest rates may have on our net interest income. Actual results will likely differ.

During the third quarter of 2016, the federal funds target rate remained in a range of 0.25 - 0.50%. U.S. Treasury yields with the two year maturities decreased 29 basis points from 1.06% to 0.77% over the nine months ended September 30, 2016, while the yield on U.S. Treasury 10-year notes decreased 67 basis points from 2.27% to 1.60% over the same period. The greater decrease in rates on longer-term maturities relative to the decrease in rates on short-term maturities resulted in a flatter 2-10 year U.S. Treasury yield curve at September 30, 2016 compared to December 31, 2015.  At its March 2016 meeting, the Federal Open Markets Committee (the “FOMC”) stated that its monetary policy remains accommodative.  The FOMC further stated that it expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate and the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data.  However, should economic conditions improve at a faster pace than anticipated, the FOMC could increase the federal funds target rate quicker. This could cause the shorter end of the yield curve to rise disproportionately relative to the longer end, thereby resulting in an even flatter yield curve, which may result in greater margin compression.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan at the end of the period
July 1, 2016 to July 31, 2016	1,442	$17.01	—	—
August 1, 2016 to August 31, 2016	—	—	—	—
September 1, 2016 to September 30, 2016	—	—	—	—
	1,442	$17.01	—	776,713

An employee of the Bank received shares of the Company’s common stock in February 2016 as part of the purchase price associated with a small mortgage banking entity we acquired in 2014. These shares restricted the recipient from transfer for a period of time. This employee was in the residential mortgage originations business which was sold and, as part of his separation agreement, the Company repurchased the restricted shares.

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

Sterling Bancorp

Date:	November 3, 2016	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 3, 2016	By:	/s/ Luis Massiani
Luis Massiani
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)