Form 10-K
period 2016-12-31
STERLING BANCORP
filed 2017-02-27
CIK 1070154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
Commission File Number: 001-35385
________________________
STERLING BANCORP
(Exact name of Registrant as Specified in its Charter)

Delaware	80-0091851
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

400 Rella Blvd., Montebello, New York	10901
(Address of Principal Executive Office)	(Zip Code)
(845) 369-8040
(Registrant’s Telephone Number including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
____________________________
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    YES  ☒  NO  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐     NO  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days  YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files)   YES  ☒     NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer — See definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐     NO  ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of June 30, 2016 was $2,050,741,269.

As of February 23, 2017 there were 135,584,023 outstanding shares of the Registrant’s common stock.
___________________________________
DOCUMENT INCORPORATED BY REFERENCE
Proxy Statement for the Annual Meeting of Stockholders (Part III) to be filed within 120 days after the end of the Registrant’s year ended December 31, 2016.

STERLING BANCORP
FORM 10-K TABLE OF CONTENTS
December 31, 2016

PART I

ITEM 1.	Business

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

Sterling Bancorp
Sterling Bancorp (“we,” “our,” “ours,” or “us”) is a Delaware corporation, bank holding company and financial holding company that owns all of the outstanding shares of common stock of its principal subsidiary, Sterling National Bank (the “Bank”). At December 31, 2016, we had, on a consolidated basis, $14.2 billion in assets, $10.1 billion in deposits, stockholders’ equity of $1.9 billion and 135,257,570 shares of common stock outstanding. Our financial condition and results of operations are discussed herein on a consolidated basis with the Bank.

As you review the following disclosures about our business you should be aware of the following recent significant transactions and events, which are discussed below:

November 2016 Common Equity Capital Raise
On November 22, 2016, we issued 4,370,000 shares of our common stock in a public offering at $20.95 per share. We received proceeds net of underwriting discounts, commissions and expenses of $91.0 million. The net proceeds were used for general corporate purposes and to support growth in earning assets, including loan originations and purchases of investment securities.

Subordinated Notes Issuance
On March 29, 2016, the Bank issued $110.0 million aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due 2026 (the “Subordinated Notes”) through a private placement at a discount of 1.25%. On September 2, 2016, the Bank reopened the Subordinated Notes offering and issued an additional $65.0 million principal amount of Subordinated Notes. The Subordinated Notes issued September 2, 2016 are fully fungible with, rank equally in right of payment with, and form a single series with the Subordinated Notes issued on March 29, 2016. The Subordinated Notes are unsecured, subordinated obligations of the Bank and are subordinated in right of payment to all of the Bank’s existing and future senior indebtedness, including claims of depositors and general creditors. The Subordinated Notes qualify as Tier 2 capital for regulatory purposes.

Acquisition of Restaurant Franchise Financing Loan Portfolio
On September 9, 2016, the Bank acquired a restaurant franchise financing loan portfolio from GE Capital with an unpaid principal balance of approximately $169.8 million. Total cash paid for the portfolio was $163.3 million, which included a discount to the balance of gross loans receivable of 4.00%, or $6.8 million, plus accrued interest receivable. As the acquired assets did not constitute a business, the transaction was accounted for as an asset purchase. These loans are included in traditional commercial and industrial loans. See Note 4. “Portfolio Loans” in the notes to consolidated financial statements for additional information.

Acquisition of NewStar Business Credit LLC
On March 31, 2016, we acquired 100% of the outstanding equity interests of NewStar Business Credit LLC (“NSBC” and the “NSBC Acquisition”). NSBC’s loans had a fair value of $320.4 million on the acquisition date. We paid a premium on the balance of gross loans receivable acquired of 5.90%, or $18.9 million. The NSBC Acquisition was an all cash transaction with a value of $346.7 million; the transaction doubled the size of our asset-based lending portfolio and expanded the geographic footprint of our asset-based lending business.

Acquisition of Hudson Valley Holding Corp.
On June 30, 2015, we completed the acquisition of Hudson Valley Holding Corp. (“HVHC”), which we refer to as the “HVB Merger.” The HVB Merger was a stock-for-stock transaction valued at $566.3 million based on the closing price of our common stock on June 29, 2015, $14.63 per share. Under the terms of the HVB Merger, HVHC shareholders received 1.92 shares of our common stock for each share of HVHC common stock. The HVB Merger has furthered our strategy of expanding in the greater New York metropolitan region by providing us with a significant presence and deposit market share in Westchester County, New York, and created an opportunity to realize significant operating expense savings. See additional disclosure regarding the HVB Merger in Note 2. “Acquisitions” in the notes to consolidated financial statements.

February 2015 Common Equity Capital Raise
On February 11, 2015, we issued 6,900,000 shares of our common stock to institutional investors at $13.00 per share. We received proceeds net of underwriting discounts, commissions and expenses of $85.1 million. The net proceeds were used for general corporate purposes and the funding of acquisitions of specialty commercial lending businesses, such as the acquisition of Damian Services Corporation, a payroll finance services provider (the “Damian Acquisition”), which closed on February 27, 2015 and the acquisition of a factoring portfolio (the “FCC Acquisition”) from FCC, LLC, a subsidiary of First Capital Holdings, Inc. which closed on May 7, 2015. See additional disclosure regarding these acquisitions in Note 2. “Acquisitions” included in the notes to consolidated financial statements.

Change in Fiscal Year End
On January 27, 2015, the Board of Directors (the “Board”) amended our bylaws to change our fiscal year end from September 30 to December 31. Accordingly, this annual report on Form 10-K includes financial statements as of and for (i) the calendar years ended December 31, 2016 and 2015; (ii) the three month period October 1, 2014 through December 31, 2014; (iii) the three month period October 1, 2013 through December 31, 2013; (iv) and the fiscal year ended September 30, 2014.

Acquisition of Sterling Bancorp (“Provident Merger”)
We were formerly known as Provident New York Bancorp (“Legacy Provident”), a Delaware Corporation founded in 1888, and the parent company of the Bank, formerly called Provident Bank. On October 31, 2013, we acquired Sterling Bancorp (“Legacy Sterling”) through a merger with Legacy Provident as the accounting acquirer and surviving entity. At that time, we became a bank holding company and a financial holding company as defined by the Bank Holding Company Act of 1956, as amended, or the BHC Act. In addition, Legacy Sterling’s principal subsidiary, Sterling National Bank, merged into our principal subsidiary, the Bank, which was then called Provident Bank. We changed our name to “Sterling Bancorp” and the Bank changed its legal entity name to “Sterling National Bank.” We refer to the transactions detailed above collectively as the “Provident Merger.”

The Provident Merger was a stock-for-stock transaction valued at $457.8 million based on the closing price of our common stock on October 31, 2013. Under the terms of the Provident Merger, each share of Legacy Sterling was converted into the right to receive 1.2625 shares of our common stock. Consistent with our strategy of expanding in the greater New York metropolitan region, the Provident Merger created a larger, more diversified company and accelerated the build-out of our differentiated strategy targeting small-to-middle market commercial clients and consumers. See additional disclosure regarding the Provident Merger in Note 2. “Acquisitions” in the notes to consolidated financial statements.

Sterling National Bank
The Bank is a full-service regional bank founded in 1888. Headquartered in Montebello, New York, the Bank specializes in the delivery of services and solutions to business owners, their families and consumers within the communities we serve through teams of dedicated and experienced relationship managers. The Bank offers a complete line of commercial, business, and consumer banking products and services. As of December 31, 2016, the Bank had $14.1 billion in assets, $10.1 billion in deposits and 970 full-time equivalent employees.

Subsidiaries
We conduct substantially all of our operations through the Bank. The Bank maintains a number of wholly-owned subsidiaries, including a company that originates loans to municipalities and governmental entities and acquires securities issued by state and local governments, a real estate investment trust that holds real estate mortgage loans, several subsidiaries that hold foreclosed properties acquired by the Bank, and other subsidiaries that have an immaterial impact on our financial condition or results of operations.

Additional Information
Our website (www.sterlingbancorp.com) contains a direct link to our filings with the Securities and Exchange Commission (the “SEC”), including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these filings, registration statements on Form S-3 and Form S-4, as well as ownership reports on Forms 3, 4 and 5 filed by our directors and executive officers. Copies may also be obtained, without charge, by written request to Sterling Bancorp, 400 Rella Boulevard, Montebello, New York 10901, Attention: Investor Relations. Our website is not part of this Annual Report on Form 10-K.

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

Our primary strategic objective is to generate sustainable growth in revenues and earnings. To achieve this goal, we focus on the following initiatives:

•	Target specific “high value” customer segments and geographic markets.

•	Deploy a single point of contact, relationship-based distribution strategy through our commercial banking teams and financial centers.

•	Continuously expand our delivery and distribution channels by recruiting new commercial teams.

•	Maximize efficiency through a technology enabled, low-cost operating platform and by controlling operating costs.

•	Create a high productivity culture through differentiated compensation programs based on a pay-for-performance philosophy.

•	Maintain strong risk management systems and proactively manage enterprise risk.

The Bank targets the following geographic markets: (i) the New York Metro Market, which includes Manhattan and Long Island; and (ii) the New York Suburban Market, which includes Rockland, Orange, Sullivan, Ulster, Putnam and Westchester counties in New York and Bergen County in New Jersey. The Bank also originates loans and deposits in select markets nationally through our asset-based lending, payroll finance, factored receivables, equipment finance, public sector finance and warehouse lending businesses. We believe the Bank operates in an attractive footprint that presents us with significant opportunities to execute our strategy of targeting small and middle market commercial clients and affluent consumers.

We deploy a team-based distribution strategy in which clients are served by a focused and experienced group of relationship managers that are responsible for all aspects of the client relationship and delivery of our products and services. The Bank’s growth in 2016 was mainly through organic originations of loans and deposits through our commercial banking teams and was supplemented with the two commercial finance acquisitions described above. As of December 31, 2016, the Bank had 30 commercial banking teams and we expect to continue to grow deposits and loan balances through the growth of existing teams and the addition of new teams.

Since 2012, we have deemphasized our retail banking operations, which has included the consolidation of under productive financial centers and other consumer businesses, such as wealth management and title insurance, in which we did not have economies of scale or competitive advantages. For the year ended December 31, 2016, we consolidated 12 financial center locations and reduced our total number of financial centers to 42. In addition, we divested our residential mortgage originations business and our trust division, which were not part of our core business plan and strategy. We anticipate we will continue to consolidate additional under productive financial centers in 2017 and focus on maintaining a network of financial centers in which all locations meet our productivity and profitability goals and which we can use to generate meaningful deposit growth. We will reallocate a portion of the operating expense savings from these divestitures into the recruitment of new commercial teams and into growing our commercial finance businesses.

We focus on building client relationships that allow us to gather low cost, core deposits and originate high quality loans. We maintain a disciplined pricing strategy on deposits that allows us to compete for loans while maintaining an appropriate spread over funding costs. We offer diverse loan products to commercial businesses, real estate owners, real estate developers and consumers. We have continued to emphasize growth in our commercial loan balances and, as a result, we believe that we have a high quality, diversified loan portfolio with a favorable mix of loan types, maturities and yields.

We augment organic growth with opportunistic acquisitions of banks and other financial services businesses. For the periods presented, we completed the following acquisitions: the Provident Merger on October 31, 2013; the Damian Acquisition on February 27, 2015; the FCC Acquisition on May 7, 2015; the HVB Merger on June 30, 2015; the NSBC Acquisition on March 31, 2016; and the restaurant franchise financing loan portfolio from GE Capital on September 9, 2016. These acquisitions have supported our expansion into attractive markets and have diversified our business lines. See additional disclosure of our acquisitions in Note 2. “Acquisitions” in the notes to consolidated financial statements.

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

Employees
As of December 31, 2016, we had 970 full-time equivalent employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Supervision and Regulation
General
We and the Bank are subject to extensive regulation under federal and state laws, significant elements of which are described below. This description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to us and our subsidiaries could have a material effect on the business, financial condition and results of operations. As the Bank’s total assets exceed $10 billion, it is subject to additional supervision and regulation, including by the Consumer Financial Protection Bureau (“CFPB”), with such additional supervision and regulation discussed throughout this section.

Regulatory Agencies
We are a legal entity separate and distinct from the Bank and its other subsidiaries. As a bank and a financial holding company, we are regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and our subsidiaries are subject to inspection, examination and supervision by the Federal Reserve Board (“FRB”) as our primary federal regulator.

As a national bank, the Bank is principally subject to the supervision, examination and reporting requirements of the Office of the Comptroller of the Currency (the “OCC”), as its primary federal regulator, as well as the Federal Deposit Insurance Corporation (the “FDIC”). Further, because the Bank’s total assets exceed $10 billion, it is also subject to the CFPB’s supervision. Insured banks, including the Bank, are subject to extensive regulations that relate to, among other things: (a) the nature and amount of loans that may be made by the Bank and the rates of interest that may be charged; (b) types and amounts of other investments; (c) branching; (d) permissible activities; (e) reserve requirements; and (f) dealings with officers, directors and affiliates.

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

Capital Requirements
We are required to comply with applicable capital adequacy standards established by the FRB, and the Bank is required to comply with applicable capital adequacy standards established by the OCC. The current risk-based capital standards applicable to us and the Bank, parts of which are in the process of being phased-in, are based on the December 2010 capital standards, known as Basel III, of the Basel Committee on Banking Supervision.

Under the Basel III Capital Rules, the minimum capital ratios effective as of January 1, 2015 are:

•	4.5% Common Equity Tier 1 (“CET1”) to risk-weighted assets;

•	6.0% Tier 1 capital that is CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total Capital that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The Basel III Capital Rules also introduced a new “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

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

Management believes that, as of December 31, 2016, we and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements had been in effect.

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

A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized;” (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a CET1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a CET1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The aggregate liability of the parent holding company in such a situation is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

We believe that as of December 31, 2016, the Bank was “well capitalized” based on the aforementioned ratios. For further information regarding the capital ratios and leverage ratio of us and the Bank, please see the discussion under the section captioned “Liquidity and Capital Resources” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16. “Stockholders’ Equity - Regulatory Capital Requirements” in the notes to consolidated financial statements.

Dividend Restrictions
We depend on funds maintained or generated by our subsidiaries, principally the Bank, for our cash requirements. Various legal restrictions limit the extent to which the Bank can pay dividends or make other distributions to us. All national banks are limited in the payment of dividends without the approval of the OCC to an amount not to exceed the net profits (as defined by OCC regulations) for that year-to-date combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the foregoing restrictions, and while maintaining its “well capitalized” status, as of December 31, 2016, the Bank could pay dividends of approximately $155.7 million to us, without obtaining regulatory approval. This is not necessarily indicative of amounts that may be paid or are available to be paid in future periods.

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

Deposit Insurance
Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC, and the Bank is subject to deposit insurance assessments to maintain the DIF. The deposit insurance provided by the FDIC per account owner was permanently raised to $250,000 for all types of accounts by the Dodd-Frank Act.

As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, DIF-insured institutions. It also may prohibit any DIF-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to take enforcement actions against insured institutions. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based upon supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments. The range of current assessment rates is now 1.5 to 40 basis points. As the DIF reserve ratio grows, the rate schedule will be adjusted downward. The FDIC has the authority to raise or lower assessment rates, subject to limits, and to impose special additional assessments. The Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% DIF ratio by September 30, 2020. Insured institutions with assets of $10 billion or more, which includes the Bank, are required to fund the increase.

FDIC deposit insurance expense totaled $6.4 million for the year ended December 31, 2016, $5.9 million for the year ended December 31, 2015, $1.2 million for the three months ended December 31, 2014 and $5.0 million for the fiscal year ended September 30, 2014. FDIC deposit insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding bonds issued by FICO in the late 1980s to recapitalize the now defunct Federal Savings & Loan Insurance Corporation. The FICO assessments will continue until the bonds mature in 2017 to 2019.

Safety and Soundness Regulations
In accordance with the FDIA, the federal banking agencies adopted guidelines establishing general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, regulations adopted by the federal banking agencies authorize the agencies to require that an institution that has been given notice that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, the institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the agency must issue an order directing corrective actions and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. If the institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil monetary penalties.

Incentive Compensation
The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as us and the Bank, having at least $1 billion in total assets, that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators were required to establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed an initial version of such regulations in April 2011 and a revised version in May 2016, which largely retained the provisions from the April 2011 version, but the regulations have not been finalized. If the regulations are adopted in the revised form proposed in May 2016, they will impose limitations on the manner in which we may structure compensation for our executives.

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

Loans to One Borrower
The Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2016, the Bank was in compliance with the loans-to-one-borrower limitations.

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

Anti-Money Laundering and the USA Patriot Act
A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations on financial institutions, creating new crimes and penalties, and expanding the extra-territorial jurisdiction of the United States. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

Stress Testing
On October 9, 2012, the FDIC and the FRB issued final rules requiring certain large insured depository institutions and bank holding companies to conduct annual capital-adequacy stress tests. Recognizing that banks and their parent holding companies may have different primary federal regulators, the FDIC and FRB have attempted to ensure that the standards of the final rules are consistent and comparable in the areas of scope of application, scenarios, data collection, reporting, and disclosure. To implement section 165(i) of the Dodd-Frank Act, the rules apply to FDIC-insured state non-member banks and bank holding companies with total consolidated assets of more than $10 billion (“covered institutions”). Upon the filing of the June 30, 2016 Call Report, the Bank’s average assets for the prior four quarters were in excess of $10 billion, subjecting the Bank and us to stress testing beginning January 1, 2017. The final rules define a stress test as a process to assess the potential impact of economic and financial scenarios on the consolidated earnings, losses and capital of the covered institution over a set planning horizon, taking into account the current condition of the covered institution and its risks, exposures, strategies and activities.

Under the rules, each covered institution with between $10 billion and $50 billion in assets is required to conduct annual stress tests using the bank’s and the bank holding company’s financial data as of December 31 of that year to assess the potential impact of different scenarios on the consolidated earnings and capital of that bank and its holding company and certain related items over a nine-quarter forward-looking planning horizon, taking into account all relevant exposures and activities. As a result, the Bank and Company’s first required annual stress test will occur for 2017, using its financial data as of December 31, 2016. On or before July 31 of the year following the stress tests, each covered institution, including the Bank and us, are required to report to the FDIC and the FRB, respectively, in the manner and form prescribed in the rules, the results of the stress tests conducted by the covered institution during the immediately preceding year. Based on the information provided by a covered institution in the required reports to the FDIC and the FRB, as well as other relevant information, the FDIC and FRB conduct an analysis of the quality of the covered institution’s stress test processes and related results. Consistent with the requirements of the Dodd-Frank Act, the rule requires each covered institution to publish a summary of the results of its annual stress tests within 90 days of the required date for submitting its stress test report to the FDIC and the FRB.

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

Durbin Amendment
The Dodd-Frank Act included provisions which restrict interchange fees to those which are “reasonable and proportionate” for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. This statutory provision is known as the “Durbin Amendment.” The Federal Reserve issued final rules implementing the Durbin Amendment on June 29, 2011. In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, only apply to debit card issuers with $10 billion or more in total consolidated assets, which includes the Bank. Accordingly, under the Durbin Amendment, since the Bank held more than $10 billion in assets as of December 31, 2015, the Bank began complying with such interchange fee restrictions effective July 1, 2016. The impact of the implementation on the Durbin Amendment on the Bank was to reduce deposit fees and service charges by over $1.0 million for the six months ended December 31, 2016. The Durbin Amendment will impact the Bank for the full year in 2017.

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

Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York (“FHLBNY”), the Bank is required to acquire and hold shares of capital stock of the FHLBNY in an amount at least equal to the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. As of December 31, 2016, the Bank was in compliance with the minimum stock ownership requirement.

Federal Reserve System
FRB regulations require depository institutions to maintain cash reserves against their transaction accounts (primarily interest-bearing demand deposit accounts and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $15.2 million and $110.2 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $110.2 million. The first $15.2 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. The Bank is in compliance with the foregoing requirements.

Consumer Protection Regulations
The Bank is subject to federal consumer protection statutes and regulations promulgated under those laws, including, but not limited to, the following:

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

Consumer Financial Protection Bureau
Created under the Dodd-Frank Act, and given extensive implementation and enforcement powers over all banks with over $10 billion in assets, including the Bank, the CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks including, among other things, the authority to prohibit “unfair, deceptive, or abusive” acts and practices. The CFPB has the authority to investigate possible violations of federal consumer financial law, hold hearings and commence civil litigation. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or an injunction.

ITEM 1A. Risk Factors

Changes in laws, government regulation and monetary policy may have a material effect on our results of operations.
Financial institutions are the subject of significant legislative and regulatory laws, rules and regulations and may be subject to further additional legislation, rulemaking or regulation in the future, none of which is within our control. Significant new laws, rules or regulations or changes in, or repeals of, existing laws, rules or regulations, including, but not limited to, those with respect to federal and state taxation and the Dodd-Frank Act, may cause our results of operations to differ materially. In addition, the costs and burden of compliance have significantly increased and could adversely affect our ability to operate profitably. Further, federal monetary policy significantly affects credit conditions for the Bank, as well as for our borrowers, particularly as implemented through the Federal Reserve System, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings and reserve requirements. A material change in any of these conditions could have a material impact on the Bank or our borrowers, and therefore on our results of operations.

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

The Dodd-Frank Act significantly impacts the various consumer protection laws, rules and regulations applicable to financial institutions. First, it rolls back the federal preemption of state consumer protection laws that was enjoyed by national banks by (1) requiring that a state consumer financial law prevent or significantly interfere with the exercise of a national bank’s powers before it can be preempted, (2) mandating that any preemption decision be made on a case by case basis rather than a blanket rule, and (3) ending the applicability of preemption to subsidiaries and affiliates of national banks. As a result, we may be subject to state consumer protection laws in each state where we do business, and those laws may be interpreted and enforced differently in each state. In addition, the Dodd-Frank Act created the CFPB, which has assumed responsibility for supervising financial institutions which have assets of $10 billion or more for their compliance with the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Savings Act, among others (institutions which have assets of $10 billion or less will continue to be supervised in this area by their primary federal regulators). The Bank’s total assets exceed $10 billion, thus making it subject to the CFPB’s supervision. Therefore, in addition to a variety of consumer protection laws, rules and regulations that we may be subject to, the Bank is also subject to the CFPB’s evolving regulations and practices.

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

In addition, as a result of the Volcker Rule, banking entities are prohibited from, among other things, engaging in short-term proprietary trading of securities, derivatives, commodity futures and options on these instruments for their own account; or owning, sponsoring, or having certain relationships with “covered funds,” including hedge funds or private equity funds. The Volcker Rule also requires covered banking entities, including us and the Bank, to implement certain compliance programs, policies and procedures.  We have implemented compliance programs, policies and procedures to assist us in our compliance with the Volcker Rule.

Compliance with the requirements of the Dodd-Frank Act, including the Volcker Rule, may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations and our ability to pay dividends or repurchase shares.

We are subject to extensive regulatory oversight.
We and our subsidiaries are subject to extensive supervision and regulation. We are supervised and regulated by the Federal Reserve and the Bank is supervised and regulated by the OCC, as its primary federal regulator, by the FDIC, as the insurer of its deposits, and the CFPB, which has broad authority to regulate financial service providers and financial products. The application of laws, rules and regulations may vary as administered primarily by the Federal Reserve and the OCC. In addition, we are subject to consolidated capital requirements and must serve as a source of strength to the Bank.

As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities and obtain financing. This regulatory structure is designed primarily for the protection of the DIF and our depositors, as well as other consumers and not to benefit our shareholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes, all of which can have a material adverse effect on our financial condition, results of operations and our ability to pay dividends or repurchase shares. Our regulators have also intensified their focus on bank lending criteria and controls, and on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements. There is also increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control. In order to comply with laws, rules, regulations, guidelines and examination procedures in the anti-money laundering area, we have been required to adopt new policies and procedures and to install new systems. We cannot be certain that the policies, procedures and systems we have in place to ensure compliance are without error, and there is no assurance that in every instance we are in full compliance with these requirements.

Our failure to comply with applicable laws, rules and regulations could result in a range of sanctions, legal proceedings and enforcement actions, including the imposition of civil monetary penalties, formal agreements and cease and desist orders. In addition, the OCC and the FDIC have specific authority to take “prompt corrective action,” depending on our capital levels. For example, currently, we are considered “well-capitalized” for prompt corrective action purposes. If we are designated by the OCC as “adequately capitalized,” we would become subject to additional restrictions and limitations, such as the Bank’s ability to take brokered deposits becoming limited. If we were to be designated by the OCC in one of the lower capital levels (such as “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized”), we would be required to raise additional capital and also would be subject to progressively more severe restrictions on our operations; management, including the replacement of senior executive officers and directors; and capital distributions; and, if we became “critically undercapitalized,” to the appointment of a conservator or receiver.

In addition, and as mentioned above in “Risk Factors - Legislative and regulatory initiatives to support the financial services industry have been coupled with numerous restrictions and requirements that could detrimentally affect our business,” the Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements and annual stress testing requirements. Compliance with the annual stress testing requirements, which shall apply to the Company and the Bank for the first time in 2017, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities. Further, we may incur compliance-related costs and our regulators may also consider our level of compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters.

Basel III capital rules generally require insured depository institutions and their holding companies to hold more capital, which could limit our ability to pay dividends, engage in share repurchases and pay discretionary bonuses.
The Federal Reserve, the FDIC and the OCC adopted final rules for the Basel III capital framework which substantially amended the regulatory risk-based capital rules applicable to us. The rules phase in over time becoming fully effective in 2019. The rules apply to us as well as to the Bank. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

General economic conditions in our market area could adversely affect us.
We are affected by the general economic conditions in the local markets in which we operate. Several years ago, the market experienced a significant downturn in which we saw falling home prices, rising foreclosures and an increased level of commercial and consumer delinquencies. Although the economic conditions have improved, real estate prices have rebounded and consumer confidence has shown improvement, the economy remains in a slow-growth mode in many respects. A return to elevated levels of unemployment, declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms and reduce demand for our products and services and increase our problem assets, foreclosures and loan losses. Future economic conditions in our market will depend on factors outside of our control such as political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government, monetary and fiscal policies and inflation, any of which could negatively affect our performance and financial condition.

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
The Company accounts for goodwill and other intangible assets in accordance with U.S. generally accepted accounting principles (“GAAP”), which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level using the two step approach. Testing for impairment of goodwill and intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of December 31, 2016, the fair value of Sterling Bancorp shares exceeds the recorded book value. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.

Commercial real estate, commercial & industrial and ADC (as defined below) loans expose us to increased risk and earnings volatility.
We consider our commercial real estate loans, commercial & industrial loans and ADC loans to be higher risk categories in our loan portfolio. These loans are particularly sensitive to economic conditions. At December 31, 2016, our portfolio of commercial real estate loans, including multi-family loans, totaled $4.1 billion, or 43.5% of total loans, our portfolio of commercial & industrial loans (including traditional C&I, asset-based lending, payroll finance, warehouse lending, factored receivables, equipment finance and public sector finance) totaled $4.2 billion, or 43.8% of total loans, and our portfolio of ADC loans totaled $230.1 million, or 2.4% of total loans. We plan to continue to emphasize the origination of these types of loans, other than acquisition and development loans. We originate vertical construction loans to well qualified builders, generally in our market area. Since 2011, we deemphasized acquisition and development lending activity.

Commercial mortgage loans generally involve a higher degree of credit risk than residential loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend on the successful operation and management of the businesses which hold the loans, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In the case of commercial & industrial loans, although we strive to maintain high credit standards and limit exposure to any one borrower, the collateral for these loans often consists of accounts receivable, inventory and equipment. This type of collateral typically does not yield substantial recovery in the event we need to foreclose on it and may rapidly deteriorate, disappear, or be misdirected in advance of foreclosure. This adds to the potential that our charge-offs will be more volatile than we have experienced in the past, which could significantly negatively affect our earnings in any quarter. In addition, some of our ADC loans pose higher risk levels than the levels expected at origination, as projects may stall or sell at prices lower than expected. We continue to seek pay downs on loans with or without sales activity. In addition, many of our borrowers also have more than one commercial real estate or ADC loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to significantly greater risk of loss.

While this portfolio may cause us to incur additional bad debt expense even if losses are not realized, such ADC loans only comprise 2.4% of our loan portfolio.

Our continuing concentration of loans in our primary market area may increase our risk.
Our success depends primarily on the general economic conditions in the counties in which we conduct most of our business. Most of our loans and deposits are generated from customers primarily in the New York Metro Market, which includes Manhattan, the boroughs and Long Island, and certain portions of the New York Suburban Market including Rockland, Westchester and Orange Counties in New York. We also have a presence in Ulster, Sullivan and Putnam Counties in New York and in Bergen County, New Jersey, as well as other counties in northern New Jersey. Our expansion into New York City and continued growth in Westchester County and Bergen County has helped us diversify our geographic concentration with respect to our lending activities. Deterioration in economic conditions in our market area would adversely affect our results of operations and financial condition.

Environmental liability associated with our lending activities could result in losses.
In the course of business, we may acquire, through foreclosure, properties securing loans originated or purchased that are in default. Particularly in commercial real estate lending, there is a risk that material environmental violations could be discovered on these properties. In this event, we might be required to remedy these violations at the affected properties at our sole cost and expense. The cost of remedial action could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on our financial condition and results of operations.

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

Changes in interest rates also affect the value of our interest earning assets and in particular our securities portfolio. Generally, the value of our securities fluctuates inversely with changes in interest rates. As of December 31, 2016, our available for sale securities portfolio totaled $1.7 billion. Decreases in the fair value of securities available for sale could have an adverse effect on stockholders’ equity and comprehensive income.

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
Increasingly, we depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the Internet from both internal sources and external, third-party vendors. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. While to date we have not been subject to material cyber-attacks or other cyber incidents, we cannot guarantee all our systems are free from vulnerability to attack, despite safeguards we and our vendors have instituted. In addition, disruptions to our vendors’ systems may arise from events that are wholly or partially beyond our and our vendors’ control (including, for example, computer viruses or electrical or telecommunications outages). If information security is breached, despite the controls we and our third-party vendors have instituted, information can be lost or misappropriated, resulting in financial losses or costs to us or damages to others. These costs or losses could materially exceed the amount of insurance coverage we have, if any, which would adversely affect our earnings. If significant, sustained or repeated, a system breach, failure or service disruption could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our business and therefore on our financial condition and results of operations.

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

In addition, financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so could have a material adverse effect on our business and therefore on our financial condition and results of operations.

Our ability to make opportunistic acquisitions is subject to significant risks, including the risk that regulators will not provide the requisite approvals.
We continue to evaluate potential acquisitions and may make opportunistic whole or partial acquisitions of other banks, branches, financial institutions, or related businesses from time to time that we expect may further our business strategy, including through participation in FDIC-assisted acquisitions or assumption of deposits from troubled institutions. Any possible acquisition will be subject to regulatory approval, and there can be no assurance that we will be able to obtain such approval in a timely manner or at all. Even if we obtain regulatory approval, these acquisitions could involve numerous risks, including lower than expected performance or higher than expected costs, difficulties related to integration, difficulties and costs associated with consolidation and streamlining inefficiencies, diversion of management’s attention from other business activities, changes in relationships with customers, and the potential loss of key employees. In addition, we may not be successful in identifying acquisition candidates, integrating acquired institutions, or preventing deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions can be highly competitive, and we may not be able to acquire other institutions on attractive terms. There can be no assurance that we will be successful in completing or will even pursue future acquisitions, or if such transactions are completed, that we will be successful in integrating acquired businesses into operations. Our ability to grow may be limited if we choose not to pursue or are unable to successfully make acquisitions in the future.

The success of the Company’s and the Bank’s mergers and acquisitions may depend, in part, on our ability to realize the estimated cost savings from combining the acquired businesses with the Company’s and the Bank’s existing operations. It is possible that the potential cost savings could turn out to be more difficult to achieve than anticipated. The cost savings estimates also depend on our ability to combine the businesses in a manner that permits those cost savings to be realized. If the estimates turn out to be incorrect or if we are unable to successfully execute our strategy for combining businesses, our anticipated cost savings may not be realized fully or at all, or may take longer to realize than expected.

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
The Board has no current intention to sell control of the Company. Provisions of our certificate of incorporation and bylaws, federal regulations, Delaware law and various other factors may make it more difficult for companies or persons to acquire control of us without the consent of our Board. A shareholder may want a takeover attempt to succeed because, for example, a potential acquirer could offer a premium over the then prevailing market price of our common stock. The factors that may discourage takeover attempts or make them more difficult include:

(a) Certificate of Incorporation and statutory provisions.
Provisions of our certificate of incorporation and bylaws and Delaware law may make it more difficult and expensive to pursue a takeover attempt that our Board opposes. These provisions also would make it more difficult to remove our current Board, or to elect new directors. These provisions also include limitations on voting rights of beneficial owners of more than 10% of our common stock, supermajority voting requirements for certain business combinations, and plurality voting. Our bylaws also contain provisions regarding the timing and content of stockholder proposals and nominations and qualification for service on the Board.

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
Over the past few years, foreclosure time lines have generally increased due to, among other reasons, delays associated with the significant increase in the number of foreclosure cases as a result of the economic downturn, federal and state legal and regulatory actions, including additional consumer protection initiatives related to the foreclosure process and voluntary and, in some cases, mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure. Residential mortgages in particular may present us with foreclosure process issues. Residential mortgages, for example, were 7.3% of our total loan portfolio as of December 31, 2016, but constituted 19.2% of our non-accrual loans on the same date. Collateral for many of our residential loans is located within the States of New York and New Jersey, where there may continue to be foreclosure process and timeline issues.

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services.
We believe that our continued growth and future success will depend in large part on the skills of our management team and our ability to motivate and retain these individuals and other key personnel. In particular, we rely on the leadership of our Chief Executive Officer, Jack Kopnisky. The loss of service of Mr. Kopnisky or one or more of our other executive officers or key personnel could reduce our ability to successfully implement our long-term business strategy, our business could suffer, and the value of our common stock could be materially adversely affected. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. We believe our management team possesses valuable knowledge about the banking industry and our markets and that their knowledge and relationships would be very difficult to replicate. Although the Chief Executive Officer, Chief Financial Officer and other executive officers have entered into employment agreements with us, it is possible that they may not complete the term of their employment agreements or renew them upon expiration. Our success also depends on the experience of our financial center managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key personnel could negatively impact our banking operations. The loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results.

ITEM 1B.	Unresolved Staff Comments

Not Applicable.
Item 2. Properties

We maintain our executive offices, commercial banking division and wealth management and back office operations departments at a leased facility located at 400 Rella Boulevard, Montebello, New York consisting of 58,534 square feet. At December 31, 2016, we conducted our business through 42 full-service retail and commercial financial centers which serve the New York Metro Market and the New York Suburban Market. Of these financial centers, 13 are located in Westchester County, New York, eight in New York City, New York, nine in Rockland County, New York, six in Orange County, New York and two in Long Island, New York. We also operate one office in each of Sullivan, Ulster, and Putnam Counties in New York and one office in Bergen County, New Jersey. Additionally, 16 of our financial centers are owned and 26 are leased.

In addition to our financial center network and corporate headquarters, we lease five additional properties which are used for general corporate purposes and are located in Putnam, Orange, Rockland, Sullivan and Ulster counties. See Note 6. “Premises and Equipment, Net” in the notes to consolidated financial statements for further detail on our premises and equipment.

Item 3. Legal Proceedings
Note 18. “Commitments and Contingencies - Litigation” in the notes to consolidated financial statements is incorporated herein by reference. We do not anticipate that the aggregate liability arising out of litigation pending against us and our subsidiaries will be material to our consolidated financial statements.

ITEM 4.	Mine Safety Disclosures
Not Applicable.

PART II

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “STL”. The following table sets forth the high and low intra-day sales prices per share of our common stock and the cash dividends declared per share for the past two calendar years. For a discussion of when the dividends were paid, see “Liquidity and Capital Resources - Capital” and “Liquidity and Capital Resources - Dividends” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Quarter ended	High	Low	Cash dividends declared
December 31, 2016	$24.65	$16.75	$0.07
September 30, 2016	17.90	15.14	0.07
June 30, 2016	16.97	14.55	0.07
March 31, 2016	16.19	13.44	0.07
December 31, 2015	17.75	14.24	0.07
September 30, 2015	15.26	13.20	0.07
June 30, 2015	15.04	12.82	0.07
March 31, 2015	14.40	13.00	0.07

As of December 31, 2016, there were 135,257,570 shares of our common stock outstanding held by 5,190 holders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms). The closing price per share of common stock on December 31, 2016, the last trading day of our fiscal year, was $23.40.

The Board is committed to continuing to pay regular cash dividends; however, there can be no assurance as to future dividends because they are dependent upon our future earnings, capital requirements and financial condition.
See the section captioned “Supervision and Regulation” included in Item 1. “Business”, the section captioned “Liquidity and Capital Resources” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16. “Stockholders’ Equity” in the notes to consolidated financial statements, all of which are included elsewhere in this report, for additional information regarding our common stock and our ability to pay dividends.
Performance Graph
Set forth below is a stock performance graph comparing the cumulative total shareholder return on Sterling Bancorp common stock with (a) the cumulative total return on the S&P 500 Composite Index; and (b) the SNL Mid-Atlantic Bank Index, measured as of the last trading day of each year shown. The graph assumes an investment of $100 on September 30, 2011 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future stock performance.

Performance at	September 30,				December 31,
Index	2011	2012	2013	2014	2014	2015	2016
Sterling Bancorp	100.00	161.68	187.11	219.76	247.08	278.69	402.06
S&P 500 Index	100.00	127.33	148.62	174.32	181.98	180.65	197.88
SNL Mid-Atlantic Bank Index	100.00	130.30	171.86	193.61	203.10	206.96	257.39
This stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Issuer Purchases of Equity Securities
The following table reports information regarding purchases of our common stock during the fourth quarter of 2016 and the stock repurchase plan approved by the Board:

	Total Number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
Period (2016)
October 1 — October 31	—	$—	—	776,713
November 1 — November 30	—	—	—	776,713
December 1 — December 31	—	—	—	776,713
Total	—	$—	—

[1]	The Company announced its fifth repurchase program on December 17, 2009 authorizing the repurchase of 2,000,000 shares of which 776,713 remain available for repurchase.

ITEM 6.	Selected Financial Data

The following summary data is based in part on the consolidated financial statements and accompanying notes, and other schedules appearing elsewhere in this annual report on Form 10-K. The information at/for: (i) the calendar year ended December 31, 2016; (ii) the calendar year ended December 31, 2015; (iii) the three months ended December 31, 2014; (iv) the three months ended December 31, 2013; and (v) the fiscal year ended September 30, 2014 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto that appear in this annual report on Form 10-K. The accompanying selected financial data as of December 31, 2013 and for the three months then ended is unaudited. The unaudited information, in the opinion of management, includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position and results of its operations.
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

Dollar amounts in tables are stated in thousands, except for share and per share amounts.

	At or for the year ended December 31,		At or for the three months ended December 31,		At or for the fiscal year ended September 30,
	2016	2015	2014	2013	2014	2013	2012
Selected balance sheet data:
End of period balances:
Total securities	$3,118,838	$2,797,717	$1,713,183	$1,640,215	$1,689,888	$1,208,392	$1,153,248
Portfolio loans	9,527,230	9,168,741	4,815,641	4,127,141	4,760,438	2,412,898	2,119,472
Total assets	14,178,447	13,617,228	7,424,822	6,667,437	7,337,387	4,049,172	4,022,982
Non-interest bearing deposits	3,087,832	2,936,980	1,481,870	1,575,174	1,799,685	943,934	947,304
Interest bearing deposits	6,980,427	5,643,027	3,730,455	3,345,390	3,498,969	2,018,360	2,163,847
Total deposits	10,068,259	8,580,007	5,212,325	4,920,564	5,298,654	2,962,294	3,111,151
Borrowings	2,056,612	1,525,344	1,111,553	696,270	939,069	560,986	345,176
Stockholders’ equity	1,855,183	1,665,073	975,200	925,109	961,138	482,866	491,122
Tangible equity[1]	1,092,230	917,007	542,942	484,572	526,934	313,858	320,711
Average balances:
Total securities	$2,878,944	$2,156,056	$1,721,121	$1,581,166	$1,692,888	$1,123,270	$967,514
Total loans	8,520,367	6,261,470	4,756,015	3,516,129	4,120,749	2,216,871	1,806,136
Total assets	12,883,226	9,604,256	7,340,332	6,013,816	6,757,094	3,815,609	3,195,299
Non-interest bearing deposits	3,088,678	2,332,814	1,626,341	1,361,622	1,580,108	646,373	520,265
Interest bearing deposits	6,519,993	4,806,521	3,716,446	2,990,596	3,341,822	2,210,267	1,845,998
Total deposits	9,608,671	7,139,335	5,342,787	4,352,218	4,921,930	2,856,640	2,366,263
Borrowings	1,355,491	987,522	902,299	709,126	814,409	446,916	356,296
Stockholders’ equity	1,739,073	1,360,859	973,089	780,241	906,134	489,412	447,065
Tangible equity[1]	976,394	760,254	539,693	611,077	450,551	319,048	281,366
Selected operating data:
Total interest income	$461,551	$348,141	$68,087	$52,711	$246,906	$132,061	$115,037
Total interest expense	57,282	36,925	7,850	6,835	28,918	19,894	18,573
Net interest income	404,269	311,216	60,237	45,876	217,988	112,167	96,464
Provision for loan losses	20,000	15,700	3,000	3,000	19,100	12,150	10,612
Net interest income after provision for loan losses	384,269	295,516	57,237	42,876	198,888	100,017	85,852
Total non-interest income	70,987	62,751	13,957	9,148	47,370	27,692	32,152
Total non-interest expense	247,902	260,318	45,814	72,974	208,428	91,041	91,957
Income (loss) before income tax expense (benefit)	207,354	97,949	25,380	(20,950)	37,830	36,668	26,047
Income tax expense (benefit)	67,382	31,835	8,376	(6,948)	10,152	11,414	6,159
Net income (loss)	$139,972	$66,114	$17,004	$(14,002)	$27,678	$25,254	$19,888
Per share data:
Basic earnings (loss) per share	$1.07	$0.60	$0.20	$(0.20)	$0.34	$0.58	$0.52
Diluted earnings (loss) per share	1.07	0.60	0.20	(0.20)	0.34	0.58	0.52
Adjusted diluted earnings per share, non-GAAP[1]	1.11	0.96	0.23	0.14	0.72	0.51	0.43
Dividends declared per share	0.28	0.28	0.07	—	0.21	0.30	0.24
Book value per share	13.72	12.81	11.62	11.02	11.49	10.89	11.12
Tangible book value per share[1]	8.08	7.05	6.47	5.77	6.30	7.08	7.26
_________________________
See legend on next page.

	At or for the year ended December 31,		At or for the three months ended December 31,		At or for the fiscal year ended September 30,
	2016	2015	2014	2013	2014	2013	2012
Common shares outstanding:
Shares outstanding at period end	135,257,570	130,006,926	83,927,572	83,955,647	83,628,267	44,351,046	44,173,470
Weighted average shares basic	130,607,994	109,907,645	83,831,380	70,493,305	80,268,970	43,734,425	38,227,653
Weighted average shares diluted	131,234,462	110,329,353	84,194,916	70,493,305	80,534,043	43,783,053	38,248,046
Other data:
FTE period end	970	1,089	829	977	836	477	493
Financial centers period end	42	52	32	46	32	34	35
Performance ratios:
Return on average assets	1.09%	0.69%	0.92%	(0.92)%	0.41%	0.66%	0.62%
Return on average equity	8.05	4.86	6.93	(7.12)	3.05	5.16	4.45
Reported return on average tangible assets[1]	1.15	0.73	0.98	(0.95)	0.44	0.69	0.66
Adjusted return on average tangible assets[1]	1.20	1.17	1.13	0.67	0.92	0.62	0.54
Reported return on average tangible equity[1]	14.34	8.70	12.50	(9.09)	6.14	7.92	7.07
Adjusted return on average tangible equity[1]	14.90	13.86	14.42	6.37	12.84	7.03	5.84
Efficiency ratio, as reported	52.2	69.6	61.7	132.6	78.5	65.1	71.5
Efficiency ratio, as adjusted[1]	46.2	50.8	54.0	65.4	59.4	63.7	69.7
Net interest margin - GAAP	3.44	3.60	3.61	3.50	3.65	3.28	3.39
Net interest margin - tax equivalent basis[2]	3.55	3.67	3.70	3.58	3.74	3.37	3.51
Capital ratios (Company):[3]
Tier 1 leverage ratio	8.95%	9.03%	8.21%	9.44%	8.12%	—%	—%
Tier 1 risk-based capital ratio	10.73	10.74	10.43	11.01	10.33	—	—
Total risk-based capital ratio	12.73	11.29	11.22	11.66	11.10	—	—
Tangible equity to tangible assets	8.14	8.18	7.76	7.78	7.63	8.09	8.32
Regulatory capital ratios (Bank):
Tier 1 leverage ratio	9.08%	9.65%	9.39%	10.58%	9.34%	9.33%	7.56%
Tier 1 risk-based capital ratio	10.87	11.45	12.00	12.48	11.94	13.18	12.16
Total risk-based capital ratio	13.06	12.00	12.79	13.13	12.71	14.24	13.36
Asset quality data and ratios:
Allowance for loan losses	$63,622	$50,145	$42,374	$30,612	$40,612	$28,877	$28,282
Non-performing loans (“NPLs”)	78,853	66,411	46,642	38,442	50,963	26,906	39,814
Non-performing assets (“NPAs”)	92,472	81,025	52,509	50,193	58,543	32,928	46,217
Net charge-offs	6,523	7,929	1,238	1,265	7,365	11,555	10,247
NPAs to total assets	0.65%	0.68%	0.71%	0.75%	0.80%	0.81%	1.15%
NPLs to total loans[4]	0.83	0.84	0.97	0.93	1.07	1.12	1.88
Allowance for loan losses to non-performing loans	80.68	75.50	90.80	79.60	79.69	107.00	71.00
Allowance for loan losses to total loans[4]	0.67	0.64	0.88	0.74	0.85	1.20	1.47
Net charge-offs to average loans	0.08	0.13	0.10	0.14	0.24	0.52	0.56
_________________________

[1]	See a reconciliation of as reported financial measures to as adjusted (non-GAAP) financial measures below under the caption “Non-GAAP Financial Measures.”

[2]
Net interest margin represents net interest income as a percent of average interest-earning assets for the period. Net interest margin - is net interest income directly from our consolidated tatements of operations as a percent of average interest-earning assets for the period. Net interest margin - tax equivalent basis is net interest income adjusted for a portion of our net interest income will be exempt from taxation (e.g., was received as a result of holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added back to the net interest income total. This adjustment is considered helpful in comparing one financial institution’s net interest income (pre-tax) to that of another institution, as each will have a different proportion of tax-exempt items in their portfolios.

[3]
Prior to the Provident Merger, we were a unitary savings and loan holding company and as a result were not required to maintain or report regulatory capital ratios. We became a bank holding company in connection with the Provident Merger and have maintained and reported regulatory capital ratios since December 31, 2013.

[4]	Total loans excludes loans held for sale.

We incurred a net loss in the three months ended December 31, 2013 due mainly to merger-related expense, restructuring charges and asset write-downs associated with the Provident Merger, which were in aggregate $22.2 million pre-tax. these charges included asset write-downs, retention and severance compensation, and a write-off of the remaining book value to the naming rights to Provident Bank Ballpark, all of which were included in other non-interest expense on the consolidated statement of operations. The charge for asset write-downs was due mainly to the consolidation of several office locations and financial centers. We also recorded $9.1 million of merger-related expense, which included professional advisory fees, legal fees, a portion of change-in-control payments to Legacy Sterling executive officers, costs associated with changing signage at various office and financial center locations and other merger-related items. In addition, we incurred a $2.7 million charge for the settlement of a portion of the Legacy Provident defined benefit pension plan in December 2013.

Non-GAAP Financial Measures
The non-GAAP financial measures presented below are used by management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance and to assess our performance compared to our annual budget and strategic plans. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors, analysts, regulators and others information that we use to manage our business. Because not all companies use identical calculations, the presentation of the non-GAAP financial measures may not be comparable to other similarly titled measures used by other companies. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this non-GAAP financial information should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2016, included elsewhere in this Annual Report. The following non-GAAP financial measures reconcile our GAAP reported results to our as adjusted non-GAAP reported results and metrics presented in the Selected Financial Data table above in this Item. 6.

	At December 31,		At December 31,		At September 30,
	2016	2015	2014	2013	2014	2013	2012
The following table shows the reconciliation of stockholders’ equity to tangible equity (non-GAAP) and the tangible equity ratio (non-GAAP)[1]:
Total assets	$14,178,447	$11,955,952	$7,424,822	$6,667,437	$7,337,387	$4,049,172	$4,022,982
Goodwill and other intangibles	(762,953)	(748,066)	(432,258)	(440,537)	(434,204)	(169,008)	(170,411)
Tangible assets	13,415,494	11,207,886	6,992,564	6,226,900	6,903,183	3,880,164	3,852,571
Stockholders’ equity	1,855,183	1,665,073	975,200	925,109	961,138	482,866	491,122
Goodwill and other intangibles	(762,953)	(748,066)	(432,258)	(440,537)	(434,204)	(169,008)	(170,411)
Tangible stockholders’ equity	1,092,230	917,007	542,942	484,572	526,934	313,858	320,711
Common stock outstanding at period end	135,257,570	130,006,926	83,927,572	83,955,647	83,628,267	44,351,046	44,173,470
Stockholders’ equity as a % of total assets	13.08%	13.93%	13.13%	13.88%	13.10%	11.93%	12.21%
Book value per share	$13.72	$12.81	$11.62	$11.02	$11.49	$10.89	$11.12
Tangible equity as a % of tangible assets	8.14%	8.18%	7.76%	7.78%	7.63%	8.09%	8.32%
Tangible book value per share	$8.08	$7.05	$6.47	$5.77	$6.30	$7.08	$7.26
________________________

See legend on page 24.

	At or for the year ended December 31,		At or for the three months ended December 31,		At or for the fiscal year ended September 30,
	2016	2015	2014	2013	2014	2013	2012
The following table shows the reconciliation of reported net income (GAAP) to adjusted net income (non-GAAP) and adjusted diluted earnings per share (non-GAAP) [2]:
Income (loss) before income tax expense	$207,354	$97,949	$25,380	$(20,950)	$37,830	$36,668	$26,047
Income tax expense (benefit)	67,382	31,835	8,376	(6,948)	10,152	11,414	6,159
Net income (loss) (GAAP)	139,972	66,114	17,004	(14,002)	27,678	25,254	19,888
Adjustments:
Net (gain) loss on sale of securities	(7,522)	(4,837)	43	645	(641)	(7,391)	(10,452)
Net (gain) on sale of trust division	(2,255)	—	—	—	—	—	—
(Gain) on sale of financial center and redemption of TRUPs	—	—	—	—	(1,637)	—	—
Merger-related expense	265	17,079	502	9,068	9,455	2,772	5,925
Charge for asset write-downs, banking systems conversion, retention and severance	4,485	29,046	2,493	22,167	26,591	564	—
Loss on extinguishment of borrowings	9,729	—	—	—	—	—	—
Charge on benefit plan settlement	—	13,384	—	2,743	4,095	—	—
Amortization of non-compete agreements and acquired customer list intangibles	3,514	3,526	859	998	5,489	—	—
Total adjustments	8,216	58,198	3,897	35,621	43,352	(4,055)	(4,527)
Income tax (benefit) expense	(2,670)	(18,914)	(1,286)	(11,814)	(13,188)	1,245	1,070
Total adjustments net of tax	5,546	39,284	2,611	23,807	30,164	(2,810)	(3,457)
Adjusted net income (non-GAAP)	$145,518	$105,398	$19,615	$9,805	$57,842	$22,444	$16,431

Weighted average diluted shares	131,234,462	110,329,353	84,194,916	70,493,305	80,534,043	43,783,053	38,248,046
Diluted EPS as reported (GAAP)	$1.07	$0.60	$0.20	$(0.20)	$0.34	$0.58	$0.52
Adjusted diluted EPS (non-GAAP)	1.11	0.96	0.23	0.14	0.72	0.51	0.43

	At or for the year ended December 31,		At or for the three months ended December 31,		At or for the fiscal year ended September 30,
	2016	2015	2014	2013	2014	2013	2012
The following table shows the reconciliation of return on tangible equity and adjusted return on tangible equity (non-GAAP) [4]:
Average stockholders’ equity	$1,739,073	$1,360,859	$973,089	$780,241	$906,134	$489,412	$447,065
Average goodwill and other intangibles	(762,679)	(600,605)	(433,396)	(169,164)	(455,583)	(170,364)	(165,699)
Average tangible stockholders’ equity	976,394	760,254	539,693	611,077	450,551	319,048	281,366
Net income (loss)	139,972	66,114	17,004	(14,002)	27,678	25,254	19,888
Net income (loss), if annualized	139,972	66,114	67,462	(55,551)	27,678	25,254	19,888
Reported return on average tangible equity	14.34%	8.70%	12.50%	(9.09)%	6.14%	7.92%	7.07%
Adjusted net income	$145,518	$105,398	$19,615	$9,805	$57,842	$22,444	$16,431
Annualized adjusted net income	145,518	105,398	77,820	38,900	57,842	22,444	16,431
Adjusted return on average tangible equity	14.90%	13.86%	14.42%	6.37%	12.84%	7.03%	5.84%
________________________

See legend on page 24.

	At or for the year ended December 31,		At or for the three months ended December 31,		At or for the fiscal year ended September 30,
	2016	2015	2014	2013	2014	2013	2012
The following table shows the reconciliation of the reported efficiency ratio and adjusted efficiency ratio (non-GAAP) [3]:
Net interest income	$404,269	$311,216	$60,237	$45,876	$217,988	$112,167	$96,464
Non-interest income	70,987	62,751	13,957	9,148	47,370	27,692	32,152
Total net revenue	475,256	373,967	74,194	55,024	265,358	139,859	128,616
Tax equivalent adjustment on securities	12,745	6,503	1,546	1,164	5,628	3,060	3,498
Net (gain) loss on sale of securities	(7,522)	(4,837)	43	645	(641)	(7,391)	(10,452)
Net (gain) on sale of trust division	(2,255)	—	—	—	—	—	—
Other than temporary loss on securities	—	—	—	—	—	32	47
Other (other gains and fair value loss on interest rate caps)	—	—	—	(93)	(93)	77	(12)
Adjusted total revenue (non-GAAP)	478,224	375,633	75,783	56,740	270,252	135,637	121,697
Non-interest expense	247,902	260,318	45,814	72,974	208,428	91,041	91,957
Merger-related expense	(265)	(17,079)	(502)	(9,068)	(9,455)	(2,772)	(5,925)
Charge for asset write-downs, banking systems conversion, retention and severance	(4,485)	(29,046)	(2,493)	(22,167)	(26,591)	(564)	—
Gain on sale of financial center and redemption of TRUPs	—	—	—	—	1,637	—	—
Loss on extinguishment of borrowings	(9,729)	—	—	—	—	—	—
Charge on benefit plan settlement	—	(13,384)	—	(2,743)	(4,095)	—	—
Amortization of intangible assets	(12,416)	(10,043)	(1,873)	(1,875)	(9,408)	(1,296)	(1,245)
Adjusted non-interest expense (non-GAAP)	$221,007	$190,766	$40,946	$37,121	$160,516	$86,409	$84,787
Efficiency ratio, as reported	52.2%	69.6%	61.7%	132.6%	78.5%	65.1%	71.5%
Efficiency ratio, as adjusted (non-GAAP)	46.2%	50.8%	54.0%	65.4%	59.4%	63.7%	69.7%

	At or for the year ended December 31,		At or for the three months ended December 31,		At or for the fiscal year ended September 30,
	2016	2015	2014	2013	2014	2013	2012
The following table shows the reconciliation of return on average tangible assets and adjusted return on average tangible assets (non-GAAP)[5]:
Average assets	$12,883,226	$9,604,256	$7,340,332	$6,013,816	$6,757,094	$3,815,609	$3,195,299
Average goodwill and other intangibles	(762,679)	(600,605)	(433,396)	(169,164)	(455,583)	(170,364)	(165,699)
Average tangible assets	12,120,547	9,003,651	6,906,936	5,844,652	6,301,511	3,645,245	3,029,600
Net income (loss)	139,972	66,114	17,004	(14,002)	27,678	25,254	19,888
Net income (loss), if annualized	139,972	66,114	67,462	(55,551)	27,678	25,254	19,888
Reported return on average tangible assets (non-GAAP	1.15%	0.73%	0.98%	(0.95)%	0.44%	0.69%	0.66%
Adjusted net income (non-GAAP)	$145,518	$105,398	$19,615	$9,805	$57,842	$22,444	$16,431
Annualized adjusted net income (non-GAAP)	145,518	105,398	77,820	38,900	57,842	22,444	16,431
Adjusted return on average tangible assets (non-GAAP)	1.20%	1.17%	1.13%	0.67%	0.92%	0.62%	0.54%

[1]
Stockholders’ equity as a percentage of total assets, book value per share, tangible equity as a percentage of tangible assets and tangible book value per share provides information to help assess our capital position and financial strength. We believe tangible book value measures improve comparability to other banking organizations that have not engaged in acquisitions that have resulted in the accumulation of goodwill and other intangible assets.

[2]
Adjusted net income and adjusted earnings per share present a summary of our earnings to exclude certain revenues and expenses (generally associated with discrete merger transactions and non-recurring strategic plans) to help in assessing our recurring profitability.

[3]
The reported efficiency ratio is a non-GAAP measure calculated by dividing our GAAP non-interest expense by the sum of our GAAP net interest income plus GAAP non-interest income. The adjusted efficiency ratio is a non-GAAP measure calculated by dividing non-interest expense adjusted for intangible asset amortization and certain expenses generally associated with discrete merger transactions and non-recurring strategic plans by the sum of net interest income plus non-interest income plus the tax equivalent adjustment on securities income and elimination of the the impact of gain or loss on sale of securities. The adjusted efficiency ratio is a measure we use to assess our operating performance.

[4]	Reported return on tangible equity and the adjusted return on tangible equity measures provide information to evaluate our use of tangible equity.

[5]	Reported return on average tangible assets and the adjusted return on average tangible assets measures provide information to help assess our profitability.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in forward-looking statements:

•
our ability to successfully implement growth and other strategic initiatives, reduce expenses and to integrate and fully realize cost savings and other benefits we estimate in connection with acquisitions;

•	a deterioration in general economic conditions, either nationally, internationally, or in our market areas, including extended declines in the real estate market and constrained financial markets;

•
oversight of the Bank by the Consumer Financial Protection Bureau and impact of the Durbin Amendment on the Bank’s debit and interchange fees, both as a result of the Bank’s total assets exceeding $10 billion;

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

•	our use of estimates in determining the fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuation;

•	Our ability to manage changes in market interest rates;

•	our ability to capitalize on our substantial investments in our information technology and operational infrastructure and systems;

•	changes in other economic, competitive, governmental, regulatory, and technological factors affecting our markets, operations, pricing, products, services and fees; and

•	our success at managing the risks involved in the foregoing and managing our business.

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
Goodwill, Trade Names and Other Intangible Assets. We account for goodwill, trade names and other intangible assets in accordance with GAAP, which, in general, requires that goodwill and trade names not be amortized, but rather that they be tested for impairment at least annually. We assess qualitative factors to determine whether it is more likely than not (i.e., a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we assess relevant events and circumstances (e.g., macroeconomic conditions, industry and market considerations, overall financial performance and other relevant Company-specific events). If, after assessing the totality of events or circumstances such as those described above, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then further steps of the goodwill impairment test are unnecessary. Testing for impairment of goodwill, trade names and other intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.

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

General
On January 27, 2015, the Board amended our bylaws to change our fiscal year end from September 30 to December 31. As a result of the change in year end, we filed a Transition Report on Form 10-KT with the SEC on March 6, 2015, which included audited financial statements as of December 31, 2014 and for the three months then ended. For comparative purposes we presented financial statements as of December 31, 2013 and for the three months then ended, which were unaudited. In this report, in accordance with guidance that is applicable to a financial reporting period that follows a transition period, our discussion and analysis will present the more significant factors affecting our financial condition at December 31, 2016 and December 31, 2015. For the results of operations, our discussion and analysis will present the more significant factors affecting the periods presented as follows:

•	the calendar year ended December 31, 2016 (“calendar 2016”) compared to the calendar year ended December 31, 2015 (“calendar 2015”);

•
the transition periods from October 1, 2014 through December 31, 2014 (the “transition period”) compared to the year earlier period October 1, 2013 through December 31, 2013 (the “2013 transition period”); and

•	calendar 2015 compared to the fiscal year ended September 30, 2014 (“fiscal 2014”).

The HVB Merger, the Provident Merger, and the other acquisitions discussed in Note 2. “Acquisitions” in the notes to consolidated financial statements were accounted for as business combinations, and accordingly, their related results of operations are included from the date of acquisition. The discussion and analysis should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other information contained in this report.

On June 30, 2015, we completed the HVB Merger. The HVB Merger was consistent with our strategy of expanding in the greater New York metropolitan region and beyond, and building a diversified company with significant commercial and consumer banking capabilities. We believe the HVB Merger created a larger, more efficient and more profitable bank by combining our differentiated team-based distribution channels with HVHC’s strong presence and deposit base in Westchester County. The HVB Merger accelerated organic loan growth, increased our ability to gather low cost core deposits and generated substantial cost savings and revenue enhancement opportunities.

Results of Operations
We reported net income of $140.0 million, or $1.07 per diluted common share for calendar 2016, compared to net income of $66.1 million, or $0.60 per diluted common share for calendar 2015, and net income of $27.7 million, or $0.34 per diluted common share, in fiscal 2014. Results for calendar 2016 reflect the continuing successful integration of the HVB Merger as well as organic growth generated from our commercial banking teams. Results for calendar 2015 included merger-related expense and restructuring charges incurred in connection with the HVB Merger. Results for fiscal 2014 included merger-related expense and restructuring charges incurred in connection with the Provident Merger.

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

Dollar amounts in tables and the accompanying discussion that follows are stated in thousands, except for share, per share amounts and ratios.

Selected operating data, return on average assets, return on average common equity and dividends per common share for the comparable periods follow:

	Year ended		Three months ended		Fiscal year ended
	December 31,		December 31,		September 30,
	2016	2015	2014	2013	2014
Tax equivalent net interest income	$417,014	$317,719	$61,783	$47,040	$223,616
Less tax equivalent adjustment	(12,745)	(6,503)	(1,546)	(1,164)	(5,628)
Net interest income	404,269	311,216	60,237	45,876	217,988
Provision for loan losses	20,000	15,700	3,000	3,000	19,100
Non-interest income	70,987	62,751	13,957	9,148	47,370
Non-interest expense	247,902	260,318	45,814	72,974	208,428
Income (loss) before income tax expense	207,354	97,949	25,380	(20,950)	37,830
Income tax expense (benefit)	67,382	31,835	8,376	(6,948)	10,152
Net income (loss)	$139,972	$66,114	$17,004	$(14,002)	$27,678

Earnings (loss) per common share - basic	$1.07	$0.60	$0.20	$(0.20)	$0.34
Earnings (loss) per common share - diluted	1.07	0.60	0.20	(0.20)	0.34
Dividends per common share	0.28	0.28	0.07	—	0.21
Return on average assets	1.09%	0.69%	0.92%	(0.92)%	0.41%
Return on average equity	8.05	4.86	6.93	(7.12)	3.05

Net Income (Loss)
For calendar 2016, net income was $139,972 compared to net income of $66,114 for calendar 2015. Results for calendar 2016 include the impact of the following items: net gain on sale of securities of $7,522, net gain on sale of the trust division of $2,255, a pre-tax merger-related expense of $265 incurred in connection with the NSBC Acquisition; a pre-tax charge for asset write-downs, retention and severance of $4,485, which included charges incurred in connection with the divestiture of our residential mortgage originations business, charges incurred in connection with the NSBC Acquisition and the continued consolidation of financial centers and other locations; a pre-tax charge of $9,729 in connection with the early extinguishment of a portion of our outstanding $100,000 principal amount of 5.50% fixed rate senior notes (the “Senior Notes”) and Federal Home Loan Bank of New York (“FHLB”) borrowings; and

pre-tax amortization of non-compete agreements and acquired customer list of $3,514. Excluding the impact of these items, adjusted net income (non-GAAP) was $145,518, and adjusted diluted earnings per share (non-GAAP) were $1.11 for calendar 2016. Please refer to Item 6. “Selected Financial Data” for a reconciliation of this non-GAAP financial measure.

Results for calendar 2015 include the impact of the HVB Merger since the effective date of June 30, 2015. In connection with the HVB Merger, the Damian Acquisition and the FCC Acquisition, we incurred pre-tax merger-related expense of $17,079, pre-tax charges for asset write-downs, retention and severance of $29,046; a pre-tax charge to terminate our defined benefit pension plan of $13,384; and pre-tax amortization of non-compete agreements and customer list intangible assets of $3,526. Excluding the impact of these items, adjusted net income (non-GAAP) was $105,398, and adjusted diluted earnings (non-GAAP) per share was $0.96 for calendar 2015. Please refer to Item 6. “Selected Financial Data” for a reconciliation of this non-GAAP financial measure.

For the 2014 transition period, net income was $17,004 compared to a net loss of $14,002 for the 2013 transition period. Results for the transition period reflected the continued execution of our strategy since the Provident Merger, as we focused on growing total revenues through organic earning assets growth and increasing fee income, while maintaining strong controls over operating expenses. As the effective date of the Provident Merger was October 31, 2013, results for the 2013 transition period include Legacy Sterling only beginning on November 1, 2013. Results in the 2013 transition period were significantly impacted by pre-tax merger-related expense of $9,068, a charge for settlement of defined benefit pension plan obligations of $2,743 and charges for asset write-downs, banking systems conversion, retention and severance, and other charges of $22,167.

Net income increased $38,436 to $66,114 for calendar 2015 compared to $27,678 for fiscal 2014. Results in calendar 2015 were positively impacted by the HVB Merger and organic growth generated through our commercial banking teams. This resulted in a $94,103 increase in tax equivalent net interest income and a $15,381 increase in non-interest income between the periods. Results in fiscal 2014 were also impacted by pre-tax merger-related expense associated with the Provident Merger of $9,455, and charges for asset write-downs, banking systems conversion, retention and severance of $26,591, the settlement of benefit plan obligations, and other charges, which totaled $45,630. These charges were partially offset by a gain on sale of a financial center and a gain on redemption of trust preferred securities (“TRUPs”), which totaled $1,637. Excluding the impact of these items, net income was $57,842, and diluted earnings per share was $0.72 in fiscal 2014. Please refer to Item 6. “Selected Financial Data” for a reconciliation of this non-GAAP financial measure.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income is the the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 85.1% and 83.2% of total revenue in calendar 2016 and calendar 2015, respectively. Net interest margin is the ratio of taxable equivalent net interest income to average interest-earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest bearing liabilities impact net interest income and net interest margin.

We are primarily funded by core deposits, and non-interest bearing demand deposits represent a significant portion of our funding. Our low cost funding base has had a positive impact on our net interest income and net interest margin and we expect this positive impact to be more significant in a rising interest rate environment.

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of purchase accounting adjustments, deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the year ended December 31,						For the fiscal year ended September 30, 2014
	2016			2015
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
Commercial loans (1)	$7,484,309	$348,292	4.65%	$5,357,214	$257,217	4.80%	$3,378,538	$173,494	5.14%
Consumer loans	292,994	13,142	4.49%	244,515	12,060	4.93%	200,767	8,288	4.13%
Residential mortgage loans	743,064	29,412	3.96%	659,741	23,219	3.52%	541,444	21,200	3.92%
Total net loans (2)	8,520,367	390,846	4.59%	6,261,470	292,496	4.67%	4,120,749	202,982	4.93%
Securities taxable	1,933,588	42,541	2.20%	1,742,907	39,369	2.26%	1,371,703	30,067	2.19%
Securities tax exempt	945,356	36,414	3.85%	413,149	18,578	4.50%	321,185	16,081	5.01%
Interest earning deposits	253,505	935	0.37%	152,116	297	0.20%	109,626	292	0.27%
FRB and FHLB Stock	105,338	3,560	3.38%	80,675	3,903	4.84%	56,104	3,112	5.55%
Total securities and other earning assets	3,237,787	83,450	2.58%	2,388,847	62,147	2.60%	1,858,618	49,552	2.67%
Total interest earnings assets	11,758,154	474,296	4.03%	8,650,317	354,643	4.10%	5,979,367	252,534	4.22%
Non-interest earning assets	1,125,072			953,939			777,727
Total assets	$12,883,226			$9,604,256			$6,757,094
Interest bearing liabilities:
Demand deposits	$1,962,813	$6,291	0.32%	$1,128,667	$2,159	0.19%	$706,160	$571	0.08%
Savings deposits (3)	812,339	4,572	0.56%	871,339	2,315	0.27%	622,414	876	0.14%
Money market deposits	3,124,117	16,874	0.54%	2,286,376	9,845	0.43%	1,458,852	5,096	0.35%
Certificates of deposit	620,724	5,452	0.88%	520,139	3,158	0.61%	554,396	2,421	0.44%
Total interest bearing deposits	6,519,993	33,189	0.51%	4,806,521	17,477	0.36%	3,341,822	8,964	0.27%
Senior Notes	91,291	5,398	5.91%	98,679	5,894	5.97%	98,202	5,872	5.98%
Other borrowings	1,160,780	13,065	1.13%	888,843	13,553	1.52%	716,207	14,082	1.97%
Subordinated Notes	103,420	5,630	5.44%	—	—	—%	—	—	—%
Total borrowings	1,355,491	24,093	1.78%	987,522	19,447	1.97%	814,409	19,954	2.45%
Total interest bearing liabilities	7,875,484	57,282	0.73%	5,794,043	36,924	0.64%	4,156,231	28,918	0.70%
Non-interest bearing deposits	3,120,973			2,332,814			1,580,108
Other non-interest bearing liabilities	147,696			116,540			114,621
Total liabilities	11,144,153			8,243,397			5,850,960
Stockholders’ equity	1,739,073			1,360,859			906,134
Total liabilities and stockholders’ equity	$12,883,226			$9,604,256			$6,757,094
Net interest rate spread (4)			3.30%			3.46%			3.52%
Net interest earning assets (5)	$3,882,670			$2,856,274			$1,823,136
Net interest margin		417,014	3.55%		317,719	3.67%		223,616	3.74%
Less tax equivalent adjustment		(12,745)			(6,503)			(5,628)
Net interest income		$404,269			$311,216			$217,988
Ratio of interest earning assets to interest bearing liabilities		149.3%			149.3%			143.9%
_________________________
See legend on the following page.

	For the three months ended December 31,
	2014 (the transition period)			2013 (the 2013 transition period)
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
Commercial loans (1)	$3,984,678	$48,766	4.86%	$2,795,455	$35,773	5.08%
Consumer loans	204,631	2,371	4.60%	206,990	2,065	3.96%
Residential mortgage loans	566,706	5,732	4.05%	513,684	5,450	4.24%
Total net loans (2)	4,756,015	56,869	4.74%	3,516,129	43,288	4.88%
Securities taxable	1,355,104	7,413	2.17%	1,330,646	6,903	2.06%
Securities tax exempt	366,017	4,411	4.78%	250,520	3,325	5.27%
Interest earning deposits	86,415	41	0.19%	75,076	69	0.36%
FRB and FHLB Stock	65,564	899	5.44%	35,065	290	3.28%
Total securities and other earning assets	1,873,100	12,764	2.70%	1,691,307	10,587	2.48%
Total interest earning assets	6,629,115	69,633	4.17%	5,207,436	53,875	4.10%
Non-interest earning assets	711,217			806,380
Total assets	$7,340,332			$6,013,816
Interest bearing liabilities:
Demand deposits	$756,217	$163	0.09%	$619,746	$98	0.06%
Savings deposits (3)	685,142	423	0.24%	622,530	258	0.16%
Money market deposits	1,817,091	1,605	0.35%	1,182,858	914	0.31%
Certificates of deposit	457,996	627	0.54%	565,462	564	0.40%
Total interest bearing deposits	3,716,446	2,818	0.30%	2,990,596	1,834	0.24%
Senior Notes	98,435	1,471	5.98%	98,064	1,465	5.93%
Other borrowings	803,864	3,561	1.76%	593,186	3,194	2.14%
Subordinated Notes	—	—	—%	17,875	342	7.59%
Total borrowings	902,299	5,032	2.21%	709,126	5,001	2.80%
Total interest bearing liabilities	4,618,745	7,850	0.67%	3,699,722	6,835	0.73%
Non-interest bearing deposits	1,626,341			1,361,622
Other non-interest bearing liabilities	122,157			172,232
Total liabilities	6,367,243			5,233,576
Stockholders’ equity	973,089			780,241
Total liabilities and stockholders’ equity	$7,340,332			$6,013,817
Net interest rate spread (4)			3.50%			3.37%
Net interest earning assets (5)	$2,010,370			$1,507,714
Net interest margin		61,783	3.70%		47,040	3.58%
Less tax equivalent adjustment		(1,546)			(1,164)
Net interest income		$60,237			$45,876
Ratio of interest earning assets to interest bearing liabilities		143.5%			140.8%
_________________________________________________

(1)	Commercial loans include all commercial & industrial, commercial real estate (including multi-family) and acquisition, development and construction loans.

(2)	Includes the effect of net deferred loan origination fees and costs, accretion of net purchase accounting adjustments, prepayment fees and late charges and non-accrual loans.

(3)	Includes interest bearing mortgage escrow balances.

(4)	Net interest rate spread represents the difference between the tax equivalent yield on average interest earning assets and the cost of average interest bearing liabilities.

(5)	Net interest earning assets represents total interest earning assets less total interest bearing liabilities.

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

	Calendar 2016 vs.			Calendar 2015 vs.			Transition period vs.
	calendar 2015			fiscal 2014			2013 transition period
	Increase (Decrease) due to		Total increase	Increase (Decrease) due to		Total increase	Increase (Decrease) due to		Total increase
	Volume	Rate	(decrease)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earning assets:
Loans	$104,671	$(6,321)	$98,350	$101,940	$(12,426)	$89,514	$15,106	$(1,525)	$13,581
Securities taxable	4,235	(1,063)	3,172	8,320	982	9,302	131	379	510
Securities tax exempt	20,867	(3,031)	17,836	4,259	(1,762)	2,497	1,415	(329)	1,086
Interest earning deposits	280	358	638	95	(90)	5	9	(37)	(28)
FRB and FHLB Stock	1,013	(1,356)	(343)	1,229	(438)	791	347	262	609
Total interest earning assets	131,066	(11,413)	119,653	115,843	(13,734)	102,109	17,008	(1,250)	15,758
Interest bearing liabilities:
Demand deposits	2,146	1,986	4,132	481	1,107	1,588	20	45	65
Savings deposits	(166)	2,423	2,257	433	1,006	1,439	28	137	165
Money market deposits	4,139	2,890	7,029	3,385	1,364	4,749	557	134	691
Certificates of deposit	698	1,596	2,294	(158)	895	737	(117)	180	63
Senior Notes	(437)	(59)	(496)	31	(9)	22	2	4	6
Subordinated Notes	5,630	—	5,630	—	—	—	(342)	—	(342)
Other borrowings	3,250	(3,738)	(488)	3,038	(3,567)	(529)	1,348	(981)	367
Total interest bearing liabilities	15,260	5,098	20,358	7,210	796	8,006	1,496	(481)	1,015
Less tax equivalent adjustment	7,269	(1,027)	6,242	1,494	(619)	875	490	(108)	382
Change in net interest income	$108,537	$(15,484)	$93,053	$107,139	$(13,911)	$93,228	$15,022	$(661)	$14,361

Calendar 2016 compared to calendar 2015
Tax equivalent net interest income increased $99,295 to $417,014 for calendar 2016 compared to $317,719 for calendar 2015. The increase was mainly the result of an increase in average balances due to the HVB Merger and organic loan growth from our commercial banking teams. The increase was also due to an increase in average loan balances due to the NSBC Acquisition and the acquisition of the restaurant franchise financing portfolio from GE Capital. The average volume of interest earning assets increased $3,107,837, or 35.9%, for calendar 2016 relative to calendar 2015. The tax equivalent net interest margin decreased 12 basis points to 3.55% for calendar 2016 from 3.67% in calendar 2015. The decrease in the net interest margin was mainly due to a decline in the yield on loans as a result of the continuing low interest rate environment. Interest earning assets yielded 4.03% for calendar 2016 compared to 4.10% for calendar 2015 and the cost of interest bearing liabilities was 0.73% in the year ended December 31, 2016 compared to 0.64% for calendar 2015.

The average balance of loans outstanding increased $2,258,897, or 36.1%, in calendar 2016 compared to calendar 2015. Loans accounted for 72.5% of average interest earning assets in calendar 2016 compared to 72.4% in calendar 2015. The average yield on loans was 4.59% in calendar 2016 compared to 4.67% in calendar 2015. Included in yield on loans is the accretion of purchase accounting discounts from our prior acquisitions. Accretion on loans was $18,586 for calendar 2016 and contributed 22 basis points to the yield on loans. Accretion on loans was $14,880 for calendar 2015 and contributed 24 basis points to the yield on loans. At December 31, 2016, remaining loan purchase accounting discounts totaled $37,012.

Tax equivalent interest income on securities increased $21,008 to $78,955 in calendar 2016 compared to $57,947 for calendar 2015. This was mainly the result of an increase of $722,888 in the average balance of securities. The average balance of tax-exempt securities increased $532,207 between calendar 2016 and calendar 2015 from $413,149 to $945,356, respectively, as we believe the risk adjusted return on municipal securities is more attractive than other securities that are suitable for our investment portfolio. The tax equivalent yield on securities was 2.74% in calendar 2016 compared to 2.69% in calendar 2015. The increase in tax equivalent yield on securities in calendar 2016 was primarily due to a higher percentage of tax exempt securities to total securities in calendar 2016 relative to calendar 2015. The proportion of average tax exempt securities was 32.8% of average securities in calendar 2016 compared to 19.2% in calendar 2015. We expect to maintain our current proportion of average tax exempt securities in 2017.

Average deposits increased $2,501,631 in calendar 2016 and were $9,640,966 compared to $7,139,335 for calendar 2015. Average interest bearing deposits increased $1,713,472 in calendar 2016 compared to calendar 2015 from $4,806,521 to $6,519,993, respectively. Average non-interest bearing deposits increased $788,159 and were $3,120,973 for calendar 2016 compared to $2,332,814 for calendar 2015. The growth in average deposits was mainly due to organic growth generated by our commercial banking teams and the HVB Merger. The average cost of interest bearing deposits was 0.51% in calendar 2016 compared to 0.36% in calendar 2015. The increase in the cost of deposits was mainly due to a change in the composition of our deposits, specifically an increase in the proportion of commercial deposits relative to consumer deposits. Commercial deposits usually have higher interest rates paid and are more sensitive to changes in interest rates than consumer deposits.

Average borrowings increased $367,969 to $1,355,491 in calendar 2016 compared to $987,522 in calendar 2015. The increase in average borrowings in calendar 2016 was mainly utilized to fund growth in loans and other earning assets. The average cost of borrowings was 1.78% for calendar 2016 compared to 1.97% in calendar 2015. The decline in the average cost of borrowings between the periods was mainly due to the extinguishment of higher cost FHLB advances, which occurred in March 2016, and the partial extinguishment of Senior Notes, which occurred in the third quarter of calendar 2016. This was partially offset by the Bank’s issuance of $175,000 in Subordinated Notes during calendar 2016. See Note 9. “Borrowings” in the notes to consolidated financial statements.

Calendar 2015 compared to fiscal 2014
Tax equivalent net interest income increased $94,103 to $317,719 for calendar 2015 compared to $223,616 for fiscal 2014. The increase was the result of an increase in average balances due to the HVB Merger and organic loan growth generated by our commercial banking teams. The average balance of interest earning assets increased $2,670,950, or 44.7%, in calendar 2015 in relation to fiscal 2014 from $5,979,367 to $8,650,317, respectively. Tax equivalent net interest margin declined seven basis points to 3.67% in calendar 2015 from 3.74% in fiscal 2014. The decrease in net interest margin was mainly due to a decline in the yield on loans as a result of the continuing low interest rate environment. Interest earning assets yielded 4.10% in calendar 2015 compared to 4.22% in fiscal 2014 and the cost of interest bearing liabilities was 0.64% for calendar 2015 compared to 0.70% for fiscal 2014.

The average balance of loans outstanding increased $2,140,721, or 51.9%, from $4,120,749 to $6,261,470. Approximately $900,000 of the growth in loans was associated with the HVB Merger and approximately $1,240,721 represented organic growth generated mainly by our commercial banking teams. Loans accounted for 72.4% of average interest earning assets in calendar 2015 compared to 68.9% in fiscal 2014. The average yield on loans was 4.67% in calendar 2015 compared to 4.93% in fiscal 2014. Included in yield on loans was the accretion of purchase accounting discounts from our prior acquisitions. Accretion on loans was $14,880 for calendar 2015 and contributed 24 basis points to the yield on loans. Accretion on loans was $8,870 for fiscal 2014 and contributed 22 basis points to the yield on loans.

Tax equivalent interest income on securities increased $11,799 to $57,947 in calendar 2015 compared to $46,148 for fiscal 2014. This was mainly the result of an increase of $463,168 in the average balance of securities. In connection with the HVB Merger, we acquired $713,842 of securities on June 30, 2015, which, on average, contributed $356,921 of the increase in the average balance of securities for calendar 2015. The tax equivalent yield on securities was 2.69% in calendar 2015 compared to 2.73% in fiscal 2014. The decrease in tax equivalent yield on securities in calendar 2015 was mainly the result of cash flows from existing securities being reinvested at lower interest rates due to the low interest rate environment. The proportion of tax exempt securities was 19.2% of average securities in calendar 2015 compared to 19.0% in fiscal 2014.

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

The transition period compared to the 2013 transition period
Tax equivalent net interest income increased $14,743 to $61,783 for the transition period compared to $47,040 for the 2013 transition period. The increase was the result of an increase in average balances due to the Provident Merger and organic growth generated by our commercial banking teams. The average volume of interest earning assets increased $1,421,679, or 27.3%, for the transition period relative to the 2013 transition period as a full three months of Legacy Sterling operations was included in the transition period vs. only two months in the 2013 transition period. The tax equivalent net interest margin increased 12 basis points to 3.70% for the transition period from 3.58% in the 2013 transition period. The increase in net interest margin was due to an increase in the yield on interest earning assets, which was 4.17% in the transition period compared to 4.10% in the 2013 transition period, and a decrease in the cost of interest bearing liabilities to 0.67% for the transition period compared to 0.73% for 2013 transition period.

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

Tax equivalent interest income on securities increased $1,597, to $11,825 in the transition period compared to $10,228 for the 2013 transition period. This was mainly the result of an increase of approximately $139,955 in the average balance of securities. In connection with the Provident Merger, we acquired $607,911 of securities on October 31, 2013, a portion of which were sold after the closing date as these securities did not meet our investment portfolio strategy and guidelines. The tax equivalent yield on securities was 2.73% in the transition period compared to 2.57% in the 2013 transition period. The higher tax equivalent yield on securities in the transition period was mainly due to the proportion of tax exempt securities, which comprised 21.3% of average securities in the transition period compared to 15.8% in the 2013 transition period.

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

Provision for Loan Losses. The provision for loan losses is determined by us as the amount to be added to the allowance for loan losses after net charge-offs have been deducted in order to bring the allowance to a level that is our best estimate of probable incurred credit losses inherent in the outstanding loan portfolio. In calendar 2016 and 2015, the transition period, the 2013 transition period; and fiscal 2014 the provision for loan losses totaled (i) $20,000; (ii) $15,700; (iii) $3,000; (iv) $3,000; and (v) $19,100, respectively. See the section captioned “Loans - Provision for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-interest income. The components of non-interest income were as follows:

	Year ended		Three months ended		Fiscal year ended
	December 31,		December 31,		September 30,
	2016	2015	2014	2013	2014
Accounts receivable management / factoring commissions and other related fees	$17,695	$17,088	$4,134	$2,226	$13,146
Mortgage banking income	6,173	11,405	2,858	1,616	8,086
Deposit fees and service charges	15,166	15,871	4,221	3,942	15,595
Net gain (loss) on sale of securities	7,522	4,837	(43)	(645)	641
Bank owned life insurance	5,832	5,235	1,024	740	3,080
Investment management fees	3,710	2,397	403	540	2,209
Other	14,889	5,918	1,360	729	4,613
Total non-interest income	$70,987	$62,751	$13,957	$9,148	$47,370

Total non-interest income	$70,987	$62,751	$13,957	$9,148	$47,370
Net gain (loss) on sale of securities	7,522	4,837	(43)	(645)	641
Net gain on sale of trust division	2,255	—	—	—	—
Non-interest income net of gain or loss on sale of securities and sale of trust division	$61,210	$57,914	$14,000	$9,793	$46,729

As presented in Item 6. “Selected Financial Data - Non-GAAP Financial Measures” we eliminate net gain on sale of securities in calculating our adjusted total revenues and adjusted net income. Net gain (loss) on sale of securities is impacted significantly by changes in market interest rates and strategies we use to manage liquidity and interest rate risk. As a result, net gain (loss) on sale of securities is not part of our corporate budgeting or business planning process. When we analyze non-interest income performance, we eliminate the impact of these gains and losses in evaluating our results. Additionally, in calendar 2016 we realized a gain on sale of our trust division of $2,255, which is included in other non-interest income. This income is non-recurring and is therefore excluded from our adjusted results.

The main driver of growth in our non-interest income net of gain or loss on sale of securities and sale of trust division between calendar 2016 and calendar 2015 was higher letter of credit fees, higher other commissions and loan fees and higher swap fees. The growth between calendar 2015 and fiscal 2014 was mainly due to the HVB Merger. The growth in the transition period compared to the 2013 transition period, was mainly due to fees generated in accounts receivable management and mortgage banking income as a result of the Provident Merger. We regularly evaluate potential acquisitions of commercial lending businesses that are also fee income generators and, consistent with this strategy, during calendar 2016 we completed the NSBC Acquisition and in calendar 2015 we completed the Damian Acquisition and the FCC Acquisition. In calendar 2016 we also expanded our commercial banking capabilities by recruiting teams focused on health care asset-based lending, middle market loan syndication, swaps and cash management businesses. We expect these businesses will also contribute to non-interest income growth over time.

Accounts receivable management / factoring commissions and other related fees represents fees generated in our factoring and payroll finance businesses. In factoring, we receive a nonrefundable factoring fee, which is generally a percentage of the factored receivables or sales volume, which is designed to compensate us for the bookkeeping and collection services provided and, if applicable, the credit review of the client’s customer and assumption of customer credit risk. In payroll finance, we provide outsourcing support services for clients in the temporary staffing industry. We generate fee income in exchange for providing full back-office, payroll, tax and accounting services to independently-owned temporary staffing companies. These business lines were acquired in connection with the

Provident Merger. The increase in calendar 2016 of $607, or 3.55%, compared to calendar 2015, was due to an increase in factoring commissions and fee income resulting from increased factoring volumes from clients acquired in the FCC Acquisition. The increase in such fees for calendar 2015 of $3,942, or 30.0% compared to fiscal 2014 was due to a combination of organic growth, the Damian Acquisition and the FCC Acquisition. Fee revenue was $4,134 for the transition period compared to $2,226 for the 2013 transition period. The increase between the periods was due to organic growth plus the impact of the timing of the Provident Merger, which included these revenues for only two of the months in the 2013 transition period.

Mortgage banking income represents residential mortgage banking and mortgage brokerage business conducted through loan production offices that were located principally in Brooklyn, Great Neck and New York City and through our financial centers. Mortgage banking revenue was $6,173 for calendar 2016, $11,405 for calendar 2015 and $8,086 in fiscal 2014. Mortgage banking revenues were $2,858 in the transition period compared to $1,616 for the 2013 transition period. In calendar 2016, we sold $43,380 of residential mortgage loans acquired in the HVB Merger that were previously held as portfolio loans. In calendar 2015 we sold $44,020 of residential mortgage loans that were previously held as portfolio loans with the objective of rebalancing our interest earnings assets prior to the HVB Merger. We realized a gain on sale of these loans of $607 in calendar 2016 and $390 in calendar 2015, which were included in mortgage banking income. In the third quarter of calendar 2016 we sold our residential mortgage originations business, which was the main driver of the decline in mortgage banking income between calendar 2016 and calendar 2015. We continuously evaluate the performance of our business lines to determine where we should allocate our capital and resources. Management determined the risk adjusted returns we achieved in the mortgage banking originations business were below our targets; therefore, we will reallocate capital and resources from the sale to other businesses that are more in-line with our diversified commercial banking strategy and where we can achieve risk-adjusted returns that exceed our targets.

Deposit fees and service charges were $15,166 for calendar 2016 compared to $15,871 for calendar 2015 and $15,595 for fiscal 2014. Revenues from deposit fees has lagged the growth rate in average deposit balances from the HVB Merger, Provident Merger and organic deposit growth. This is the result of a shift in the mix of our deposit balances to a greater proportion of commercial deposits versus retail deposits, as deposits gathered by our commercial banking teams are generally higher balance deposits that generate lower levels of fees and service charges than retail deposits. In addition, effective July 1, 2016, the Bank became subject to specific provisions of the Dodd-Frank Act, including the Durbin Amendment. As a result, the Bank’s interchange fee earned on debit card transactions, which is part of deposit fees and services charges, was reduced to comply with provisions of the Durbin Amendment. Deposit fees and service charges were $6,575 for the third and fourth quarter of calendar 2016, compared to $8,690 for the second half of calendar 2015. Deposit fees and service charges were $4,221 for the transition period, compared to $3,942 for the 2013 transition period. The increase was mainly a result of the Provident Merger.

Bank owned life insurance (“BOLI”) income mainly represents the change in the cash surrender value of life insurance policies owned by the Bank. BOLI income was $5,832 for calendar 2016 compared to $5,235 for calendar 2015 and $3,080 for fiscal 2014. The increase in BOLI income between calendar 2016 and calendar 2015 was mainly due to the HVB Merger. The increase in BOLI income between calendar 2015 and fiscal 2014 was mainly due to the HVB Merger and a $30,000 BOLI purchase completed in October 2014. BOLI income was $1,024 for the transition period compared to $740 in the 2013 transition period. The increase was mainly the result of the October 2014 BOLI purchase referenced above.

Investment management fees principally represent fees from the sale of mutual funds and annuities, and since the HVB Merger, also includes trust fees. These revenues were $3,710 for calendar 2016 compared to $2,397 for calendar 2015 and $2,209 in fiscal 2014. Investment management fees were $403 in the transition period compared to $540 in the 2013 transition period. The trust business generated fees of $2,458 in calendar 2016 and $1,148 for calendar 2015. In the fourth quarter of calendar 2016 we sold our trust division for a net gain of $2,255, which was included in other non-interest income. As a result we will not continue to generate trust fee income in 2017 and beyond.

Other non-interest income principally includes loan servicing revenues, miscellaneous loan fees earned, letter of credit fees, swap fees and safe deposit box rentals. In calendar 2016, other non-interest income also included gain on sale of our trust division of $2,255. Other non-interest income was $14,889 for calendar 2016 compared to $5,918 for calendar 2015 and $4,613 in fiscal 2014. The increase in calendar 2016 compared to calendar 2015 was mainly due to an increase of $1,816 in swap fees and an increase of $4,347 in miscellaneous loan fees and other commissions earned. The increase in swap fees was mainly the result of marketing efforts by our commercial banking teams and a greater focus on this product offering due to the current interest rate environment. The increase in miscellaneous loan fees was mainly the result of fees generated as a result of the NSBC Acquisition, other fees from our specialty finance teams and the gain on sale of commercial loans, mainly public sector finance loans. The increase in other non-interest income in calendar 2015 compared to fiscal 2014 was due to an increase in miscellaneous loan fees earned of $1,300, which was mainly the result of organic growth in loan volumes and the HVB Merger. Other non-interest income increased $631 to $1,360 for the transition period compared to $729 for the 2013 transition period. This increase was mainly due to an increase in title insurance revenues of $391 and loan swap fees of $127.

Non-interest expense. The components of non-interest expense were as follows:

	Year ended		Three months ended		Fiscal year ended
	December 31,		December 31,		September 30,
	2016	2015	2014	2013	2014
Compensation and employee benefits	$125,916	$104,939	$22,410	$20,811	$90,215
Stock-based compensation plans	6,518	4,581	1,146	991	3,703
Occupancy and office operations	34,486	32,915	7,245	6,333	27,726
Amortization of intangible assets	12,416	10,043	1,873	1,875	9,408
FDIC insurance and regulatory assessments	8,240	7,380	1,568	1,164	6,146
Other real estate owned expense (income), net	2,051	274	(81)	368	(237)
Merger-related expense	265	17,079	502	9,068	9,455
Defined benefit plan termination charge	—	13,384	—	2,743	4,095
Loss on extinguishment of borrowings	9,729	—	—	—	—
Charge for asset write-downs, severance and retention and banking system conversion	4,485	29,046	2,493	22,167	26,591
Other	43,796	40,677	8,658	7,454	31,326
Total non-interest expense	$247,902	$260,318	$45,814	$72,974	$208,428

Non-interest expense for calendar 2016 was $247,902 compared to $260,318 in calendar 2015 and $208,428 in fiscal 2014. Non-interest expense for the transition period was $45,814 compared to $72,974 for the 2013 transition period. The main cause of the fluctuations between the periods was due to merger transactions as well as the following expense items: merger-related expense, defined benefit plan termination charge, loss on extinguishment of borrowings, and charge for asset write-downs, severance and retention and banking systems conversion. We incurred charges in the periods presented above that were associated with merger transactions and non-recurring strategic initiatives such as early retirement of debt, facilities consolidation and workforce restructuring plans. (These expense components are segregated in our adjusted performance, non-GAAP financial measures, presented in Item 6. “Selected Financial Data” included elsewhere in this Report.) We continue to focus on improving our operating efficiency (our operating expenses divided by our operating revenues) and becoming a more efficient and profitable company.

Compensation and employee benefits expense and full time equivalent employees (“FTEs”) are presented in the following table:

	Compensation expense	FTEs at period end
Calendar 2016	$125,916	970
Calendar 2015	104,939	1,089
Transition period	22,410	829
2013 transition period	20,811	977
Fiscal 2014	90,215	836

Compensation expense for calendar 2016 increased $20,977 compared to calendar 2015. Compensation expense increased due to the HVB Merger, as compensation expense associated with former HVB employees was included for only six months in calendar 2015. Our FTEs declined by 119 in the twelve months ended December 31, 2016. The decline in personnel was due to the successful integration of the HVB Merger, the divestitures of our residential mortgage origination business and trust division and was partially offset by personnel hired in the NSBC Acquisition and other new commercial banking teams. Compensation expense for calendar 2015 increased $14,724 compared to fiscal 2014. The increase in compensation expense for calendar 2015 was mainly due to the HVB Merger. At December 31, 2015, our FTEs increased by 253 employees between calendar 2015 and fiscal 2014, mainly due to the HVB Merger. For the transition period compensation was $22,410 compared to $20,811 for the 2013 transition period. Between the periods, our FTEs declined by 148 due to the successful integration of the Provident Merger; the increase in compensation expense was mainly due to the Provident Merger which occurred on October 31, 2013. Therefore, our results included compensation for Legacy Sterling employees for only two months of the 2013 transition period.

In calendar 2015, we terminated and settled our remaining defined benefit pension plan obligations through lump sum distributions and purchases of annuities. In fiscal 2014, we terminated our Employee Stock Ownership Plan. Although we continue to sponsor several post retirement benefit plans including a Supplemental Executive Retirement Plan to certain of our former directors and officers, life insurance benefits to certain directors, officers and former officers and a defined contribution plan established under Section 401(k) of the IRS Code, we have simplified our compensation structure by reducing and terminating several benefit plans. For additional information related to our benefit plans, see Note 13. “Pension and Other Post Retirement Plans” in the notes to consolidated financial statements.

Stock-based compensation plans expense was $6,518 for calendar 2016 compared to $4,581 for calendar 2015 and $3,703 in fiscal 2014. Stock-based compensation plan expense was $1,146 in the transition period compared to $991 in the 2013 transition period. The increase for calendar 2016 compared to calendar 2015, and the increase in calendar 2015 compared to fiscal 2014, was due to the HVB Merger, and the resulting increase in personnel included in the stock-based compensation plan. For additional information related to our stock-based compensation, see Note 12. “Stock-Based Compensation Plans” in the notes to consolidated financial statements.

Occupancy and office operations expense was $34,486 for calendar 2016, an increase of $1,571 compared to $32,915 in calendar 2015, while fiscal 2014 had expense of $27,726. The increase in occupancy and office operations expense during the periods presented was due mainly to the HVB Merger. Occupancy and office operations expense was $7,245 in the transition period compared to $6,333 in the 2013 transition period. The increase between periods was mainly due to the timing of the Provident Merger. We had 42 financial centers at December 31, 2016 compared to 52 financial centers at December 31, 2015 and 32 financial centers at September 30, 2014. The continued consolidation of financial centers in calendar 2016 was consistent with our strategic plan to reduce our real estate footprint and control expenses. We anticipate a modest continued reduction in financial centers and in occupancy and office operations expense going forward.

Amortization of intangible assets mainly includes amortization of core deposit intangible assets, non-compete agreements and customer lists. Amortization of intangible assets was $12,416 for calendar 2016 compared to $10,043 for calendar 2015 and $9,408 for fiscal 2014. The increase that occurred between the full year periods was mainly due to the HVB Merger. In calendar 2016 we added $1,500 to customer lists intangible assets as a result of the NSBC Acquisition. In connection with the HVB Merger, in calendar 2015 we added $33,839 to our core deposit intangible, and the Damian Acquisition, we recorded an $8,950 customer list intangible asset. Amortization of intangible assets was $1,873 for the transition period, a decrease of $2 compared to $1,875 in the 2013 transition period. During the transition period, several non-compete agreements that were recorded in connection with the Provident Merger expired, decreasing amortization expense. Amortization of intangible assets is expected to decline to $8,838 in 2017 as shown in Note 7. “Goodwill and Other Intangible Assets” in the notes to consolidated financial statements.

FDIC insurance and regulatory assessments expense was $8,240 for calendar 2016 compared to $7,380 for calendar 2015 and $6,146 for fiscal 2014. The FDIC insurance assessment is primarily based on quarterly average assets less quarterly average eligible capital. OCC assessments are based on total assets at June 30 and December 31. The increase in FDIC insurance and regulatory assessments between the periods was due to an increase in assets as a result of organic growth and our recent mergers. FDIC insurance and regulatory assessments was $1,568 for the transition period compared to $1,164 for the 2013 transition period; the increase was mainly due to the Provident Merger.

Other real estate owned (“OREO”) expense (income) net includes maintenance costs, taxes, insurance, write-downs (subsequent to any write-down at the time of foreclosure or transfer to OREO), and gains and losses from the disposition of OREO. OREO includes real estate assets foreclosed and financial center locations that are held for sale. OREO expense (income), net included the following:

	Year ended		Three months ended		Fiscal year ended
	December 31,		December 31,		September 30,
	2016	2015	2014	2013	2014
(Gain) loss on sale	$(288)	$(1,066)	$(83)	$108	$(1,432)
Direct property write-downs	582	—	—	224	224
Rental income	(68)	(77)	(21)	(17)	(77)
Property tax	1,229	798	—	11	586
Other expenses	596	619	23	42	462
OREO expense (income), net	$2,051	$274	$(81)	$368	$(237)

Merger-related expense was $265 for calendar 2016 compared to $17,079 in calendar 2015 and $9,455 for fiscal 2014. Merger-related expense in calendar 2016 represented professional fees associated with the NSBC Acquisition. Merger-related expense in calendar 2015 was mainly related to the HVB Merger and included change in control payments and financial and legal advisory fees. Merger-related expense in calendar 2015 also included costs of approximately $2,000 incurred in connection with the Damian Acquisition and the FCC Acquisition. These costs included retention and severance to certain employees, and due diligence and legal fees for both transactions. Merger-related expense of $9,455 in fiscal 2014 was incurred in connection with the Provident Merger and included change in control payments, legal advisory fees and a portion of the financial advisory fees. Merger-related expense was $502 in the transition period compared to $9,068 in the 2013 transition period. In the transition period, we mainly incurred investment banking fees associated with the then pending HVB Merger. In the 2013 transition period, we incurred the majority of the merger-related costs for the Provident Merger.

Defined benefit plan termination charge was $0 for calendar 2016 compared to $13,384 for calendar 2015 and $4,095 in fiscal 2014. The charge incurred in calendar 2015 represented a full termination of the $58,171 remaining defined benefit pension plan liabilities. The termination charge consisted mainly of the change for the year in the fair value of plan assets in calendar 2015 and the elimination of the accumulated other comprehensive benefit maintained in the equity accounts on the consolidated balance sheet until termination. The charge in fiscal 2014 represented the settlement of $44,774 of defined benefit pension plan liabilities. There was no pension plan termination charge incurred in the transition period and a termination charge of $2,743 was incurred in the 2013 transition period, which represented the charge incurred in connection with the settlement of $13,698 of plan liabilities.

Loss on extinguishment of borrowings was $9,729 in calendar 2016. We incurred a loss of $8,716 on the extinguishment of $220,000 of high cost FHLB borrowings. We also reacquired $23,000 of the Senior Notes during calendar 2016 and incurred a loss on extinguishment of $1,013. For additional information see Note 9. “Borrowings, Senior Notes and Subordinated Notes” in the notes to consolidated financial statements.

Charge for asset write-downs, severance and retention and banking system conversion expense was $4,485 for calendar 2016 compared to $29,046 for calendar 2015 and $26,591 in fiscal 2014. Asset write-downs are mainly charges we incur to consolidate financial centers that we acquired in mergers and those we have previously leased or owned. Severance and retention represents compensation payments we have made in connection with prior mergers and acquisitions. Banking systems conversion expense represented the cost of conversion and contract termination charges associated with changing our core bank processing system. In calendar 2016, these charges were associated with the NSBC Acquisition, the sale of the residential mortgage origination business, and the continued consolidation of financial centers and other locations. In calendar 2015, these charges were mainly associated with the HVB Merger. In fiscal 2014, these charges were mainly associated with the Provident Merger. In the transition period, we incurred charges of $1,418 for the core banking system conversion and charges of $1,075 for asset write-downs. In the 2013 transition period, we incurred charges for asset write-downs, and severance and retention of $22,167 associated with the Provident Merger.

Other non-interest expense was $43,796 for calendar 2016 compared to $40,677 for calendar 2015 and $31,326 for fiscal 2014. Other non-interest expense mainly includes professional fees, data processing, insurance, and advertising and promotion. Additional details regarding these expenses is included in Note 14. “Other Non-interest Expense” in the notes to our consolidated financial statements included elsewhere in this Report. Also included in other non-interest expense is postage, communication, supplies and loan processing. The increases in other non-interest expense is mainly due to a combination of organic growth and our prior mergers. Other non-interest expense was $8,658 for the transition period compared to $7,454 for the 2013 transition period and the increase was mainly due to the timing of the Provident Merger, which closed October 31, 2013.

Income Tax was $67,382 for calendar 2016 compared to $31,835 for calendar 2015 and $10,152 in fiscal 2014, which represented an effective income tax rate of 32.5% for calendar 2016 and calendar 2015 and 26.8% for fiscal 2014. The effective income tax rates differed from the 35% federal statutory rate during the periods primarily due to the effect of tax exempt income from securities and BOLI income. The effective tax rate in calendar 2016 was unchanged compared to calendar 2015 as we continued to invest in tax exempt securities and growing our portfolio of public sector finance commercial loans. Our effective tax rate increased in calendar 2015 compared to fiscal 2014 due to an increase in pre-tax earnings and an increase in our proportion of taxable income. We estimate our effective tax rate will be between 32.0% to 33.0% for 2017. Income tax expense was $8,376 for the transition period compared to a benefit of $6,948 for the 2013 transition period, which represented an effective income tax rate of 33.0% and 33.2%, respectively. The income tax benefit recorded in the 2013 transition period was due to a pre-tax loss generated by merger-related expense and other charges recorded in connection with the Provident Merger. For more information see Note 11. “Income Taxes” in the notes to consolidated financial statements.

Sources and Uses of Funds
The following table illustrates the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s total average assets for the period indicated. Average assets totaled $12,883,226 in calendar 2016 compared to $9,604,256 in calendar 2015 and $6,757,094 in fiscal 2014. Average assets totaled $7,340,332 in the transition period compared to $6,013,816 in the 2013 transition period.

	For the year ended		For the three months ended		Fiscal year ended
	December 31,		December 31,		September 30,
	2016	2015	2014	2013	2014
Sources of Funds:
Non-interest bearing deposits	24.2%	24.3%	22.2%	22.6%	23.4%
Interest bearing deposits	50.7	50.0	50.6	49.7	49.5
FHLB and other borrowings	9.0	9.3	10.9	9.9	10.4
Subordinated Notes	0.8	—	—	0.3	0.2
Senior Notes	0.7	1.0	1.3	1.6	1.4
Other non-interest bearing liabilities	1.1	1.2	1.7	2.9	1.7
Stockholders’ equity	13.5	14.2	13.3	13.0	13.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Uses of Funds:
Loans	66.1%	65.2%	64.8%	58.5%	61.0%
Securities	22.4	22.5	23.4	26.3	25.1
Interest bearing deposits	2.0	1.6	1.2	1.2	1.6
FRB and FHLB stock	0.8	0.8	0.9	0.6	0.8
Other non-interest earning assets	8.7	9.9	9.7	13.4	11.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%

General. Deposits, borrowings, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations are our primary sources of funds for use in lending, investing and for other general corporate purposes. Non-interest bearing deposits and low cost interest bearing deposits comprise over 70% of our sources of funds for all periods, show above. Growing and maintaining these deposits through our commercial banking teams and financial centers is key to our strategy. We primarily use funds to originate loans and purchase securities.

Average deposits were $9,640,966 for calendar 2016 compared to $7,139,335 for calendar 2015 and $4,921,930 for fiscal 2014. The growth in deposits was due to the HVB Merger and organic growth generated by our commercial banking teams. For the transition period average deposits were $5,342,787 compared to $4,352,218 for the 2013 transition period; primarily due to the Provident Merger and organic growth generated by our commercial banking teams.

Average loans were $8,520,367 for calendar 2016 compared to $6,261,470 for calendar 2015 and $4,120,749 for fiscal 2014. The growth in average loan balances was due to the HVB Merger, organic growth generated by our commercial banking teams, the NSBC Acquisition, the GE restaurant franchise financing portfolio acquisition, the Damian Acquisition and the FCC Acquisition. Average loans represented 72.5%, 72.4% and 68.9% of average earning assets for calendar 2016, calendar 2015 and fiscal 2014, respectively. Average loans were 88.4%, 87.7% and 83.7% of average deposits for calendar 2016, calendar 2015 and fiscal 2014, respectively. Our goal is to maintain a loans to deposits ratio between 90% to 95%. For the transition period, average loans were $4,756,015 compared to $3,516,129 for the 2013 transition period, which was due to the Provident Merger and organic growth.

Average securities were $2,878,944 for calendar 2016 compared to $2,156,056 for calendar 2015 and $1,692,888 for fiscal 2014. The increase in securities in calendar 2016 was mainly due to an increase in tax exempt securities as management determined the after-tax risk adjusted return of this asset class given current market conditions was more attractive relative to other earning assets. The increase in securities in calendar 2015 compared to fiscal 2014 was mainly due to the HVB Merger. Average securities were $1,721,121 in the transition period compared to $1,581,166 in the 2013 transition period, mainly due to the Provident Merger.

Portfolio Loans
The following table sets forth the composition of our portfolio loans, which excludes loans held for sale, by type of loan at the periods indicated.

	December 31,						September 30,
	2016		2015		2014		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial:
Commercial and Industrial (“C&I”):
Traditional C&I	$1,404,774	14.7%	$1,189,154	15.1%	$917,048	19.0%	$851,192	17.9%	$434,932	18.0%
Asset-based lending	741,942	7.8	310,214	4.0	327,507	6.8	313,345	6.6	—	—
Payroll finance	255,549	2.7	221,831	2.8	154,229	3.2	145,474	3.1	—	—
Warehouse lending	616,946	6.5	387,808	4.9	173,786	3.6	192,003	4.0	4,855	0.2
Factored receivables	214,242	2.3	208,382	2.7	161,625	3.4	181,433	3.8	—	—
Equipment financing	589,315	6.2	631,303	8.0	411,449	8.5	393,027	8.3	—	—
Public sector finance	349,182	3.7	182,336	2.3	—	—	—	—		—
Total C&I	4,171,950	43.8	3,131,028	39.8	2,145,644	44.5	2,076,474	43.7	439,787	18.2
Commercial mortgage:
Commercial real estate	3,162,942	33.2	2,733,351	34.8	1,458,277	30.3	1,449,052	30.4	969,490	40.2
Multi-family	981,076	10.3	796,030	10.1	384,544	8.0	368,524	7.7	307,547	12.7
Acquisition, development & construction	230,086	2.4	186,398	2.4	96,995	2.0	92,149	1.9	102,494	4.2
Total commercial mortgage	4,374,104	45.9	3,715,779	47.3	1,939,816	40.3	1,909,725	40.0	1,379,531	57.1
Total commercial	8,546,054	89.7	6,846,807	87.1	4,085,460	84.8	3,986,199	83.7	1,819,318	75.3
Residential mortgage	697,108	7.3	713,036	9.1	529,766	11.0	570,431	12.0	400,009	16.6
Consumer	284,068	3.0	299,517	3.8	200,415	4.2	203,808	4.3	193,571	8.1
Total loans	9,527,230	100.0%	7,859,360	100.0%	4,815,641	100.0%	4,760,438	100.0%	2,412,898	100.0%
Allowance for loan losses	(63,622)		(50,145)		(42,374)		(40,612)		(28,877)
Total portfolio loans, net	$9,463,608		$7,809,215		$4,773,267		$4,719,826		$2,384,021

Overview. Total portfolio loans, net increased $1,654,393, or 21.2%, to $9,463,608 at December 31, 2016 compared to $7,809,215 at December 31, 2015 and $4,773,267 at December 31, 2014. The growth in total portfolio loans, net for calendar 2016 of 21.2% was higher than our targeted loan growth range of 10% to 15%, as organic growth was augmented by the acquisitions of NSBC and the restaurant franchise financing loans. Total portfolio loans, net grew in calendar 2015 due to organic growth and the HVB Merger. At September 30, 2014, the balance of total portfolio loans, net was $4,719,826 compared to $2,384,021 at September 30, 2013; due to the Provident Merger and organic growth. At December 31, 2016, 89.7% of our portfolio loans were commercial loans and the percentage of our portfolio in commercial loans has increased in each of the periods presented above. Through our commercial banking teams, we have a diversified asset origination engine that allows us to generate various types of commercial loans. At December 31, 2016, C&I loans comprised 43.8% of the loan portfolio compared to 39.8% at December 31, 2015 and 44.5% at December 31, 2014. Total commercial mortgage loans comprised 45.9%, 47.3% and 40.3% of the loan portfolio at December 31, 2016, 2015 and 2014, respectively. The change at December 31, 2015 compared to December 31, 2014, reflected the impact of the HVB Merger, as HVHC was more heavily concentrated in commercial real estate collateralized loans than the Bank.

General. Our commercial banking teams focus on the origination of C&I loans and commercial mortgage loans. We also originate residential mortgage loans and consumer loans, such as home equity lines of credit, homeowner loans and personal loans in our market area. We sold our residential mortgage originations business in August 2016; however, we continue to sell existing loans held for sale that were in the pipeline as of the closing of the +business. For the periods presented in the table above, we sold the majority of the residential mortgage loans we originated. In addition, we enter into loan participations in some commercial loans for portfolio management purposes.

Loan Approval/Authority and Underwriting. The Board has established the Credit Risk Committee (the “CRC”), a sub-committee of the Company’s Enterprise Risk Committee, to oversee the lending functions of the Bank. The CRC oversees the performance of the Bank’s loan portfolio and its various components and assists in the development of strategic initiatives to enhance portfolio performance.

The Senior Credit Committee (the “SCC”) consists of the Chief Executive Officer, Chief Banking Officer, Chief Credit Officer, and other senior lending personnel. The SCC is authorized to approve all loans within the legal lending limit of the Bank.

The SCC may also authorize lending authority to individual Bank officers for both single and dual initial approval authority. Other than overdrafts, the only single initial lending authority is for credit scored small business loans up to $350 and an individually underwritten loan to $500.

We have established a risk rating system for all of our commercial loans (all types of C&I and commercial mortgage loans) other than our small business loans, which are subject to a scoring process. The risk rating system assesses a variety of factors to rank the risk of default and risk of loss associated with the loan. These ratings are assessed by commercial credit personnel who do not have responsibility for loan originations. We determine our maximum loan-to-one-borrower limits based on the rating of the loan and the relative risk associated with the borrower’s portfolio type.

Underwriting of a commercial loan is based on an assessment of the willingness and ability of the principal to repay in accordance with the proposed terms, as well as an overall assessment of the risks involved. This includes an evaluation of the principal to determine character and capacity to manage. Personal guarantees of the principals are generally required, with exceptions primarily in the case of certain factored receivables the Bank accepts on a non-recourse basis, as well as in the case of loans made to publicly owned and not-for-profit entities. In addition to an evaluation of the financial statements of the principal and/or potential borrower, we analyze the adequacy of the primary and secondary sources of repayment to be relied upon in the transaction. Credit agency reports of the credit history of the principal supplement our analysis of creditworthiness. Checking with other banks and trade investigations may also be conducted. Collateral supporting a secured transaction also is analyzed to determine its marketability.

In connection with our residential mortgage and commercial real estate loans, we generally require property appraisals to be performed by independent appraisers who are approved by the Board. Appraisals are then reviewed by the appropriate loan underwriting areas. Under certain conditions, appraisals may not be required for loans under $250 or in other limited circumstances. We also require title insurance, hazard insurance and, if indicated, flood insurance on property securing mortgage loans. Title insurance is not required for consumer loans under $250, such as home equity lines of credit.

Large Credit Relationships. The Company originates and maintains large credit relationships with numerous commercial customers in the ordinary course of business. The Company considers large credit relationships to be those with commitments equal to or in excess of $10,000, prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship is equal to, or in excess of, $10,000. In addition to the Company’s normal policies and procedures related to the origination of large credits, the SCC must approve all new and renewed credit facilities which are part of large credit relationships. The SCC meets regularly, and reviews large credit relationship activity and discusses the current loan pipeline, among other things. The following table provides additional information on the Company’s large credit relationships outstanding:

	Number of Relationships	Period end balances		Average loan balances
		Committed	Outstanding	Committed	Outstanding
Committed amount at:
December 31, 2016
$20.0 million and greater	109	$3,563,459	$2,623,226	$32,509	$24,168
$10.0 million to $19.9 million	171	2,317,353	1,875,300	13,669	11,043

December 31, 2015
$20.0 million and greater	81	$2,452,488	$1,799,143	$30,278	$22,212
$10.0 million to $19.9 million	118	1,641,117	1,400,932	13,908	11,872

We review large credit relationships on a regular basis. As part of our allowance for loan loss methodology we consider concentration risk and review the amount of loans in our portfolio that are over $10,000.

Industry concentrations. As of December 31, 2016 and 2015, there were no concentrations of loans within any single industry in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by us to categorize loans by the borrower’s type of business. The majority of the Bank’s loans are to borrowers located in the greater New York metropolitan region. The Bank has no foreign loans.

Traditional C&I Lending. We make various types of secured and unsecured traditional C&I loans to small and medium-sized businesses in our market area, including loans collateralized by assets, such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and other assets. The terms of these loans generally range from less than one year to seven years. The loans are either structured on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index. Growth in traditional C&I loans in 2016 was mainly due to organic growth generated by our commercial banking teams and the restaurant franchise financing portfolio acquired from GE Capital in September 2016.

Asset Based Lending. The Bank provides asset-based loans (“ABL”) to small and medium sized businesses on a national basis. These loans are secured by certain business assets, which typically includes accounts receivable, inventory, machinery and equipment. The terms of these loans generally range from less than one year to three years. The loans carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index. We began to report ABL loans separately, effective March 31, 2016 when we completed the NSBC Acquisition. Previously, ABL loans were reported with traditional C&I loans. For comparative purposes, we have reported ABL loans separately in the table above for all periods presented. We initially entered the ABL lending business in connection with the Provident Merger.

Payroll Finance Lending. The Bank provides financing and human resource business process outsourcing support services to the temporary staffing industry. The Bank provides full back-office, computer and tax accounting services, and financing to independently-owned staffing companies located throughout the United States. Loans typically are structured as an advance used by our clients to fund their employee payroll and are outstanding on average for 40 to 45 days.

Warehouse Lending. The Bank provides residential mortgage warehouse funding services to mortgage bankers. These loans consist of a line of credit used by the mortgage banker as a form of temporary financing during the period between the closing of a mortgage loan until its sale into the secondary market, which typically lasts between 15 to 30 days. The Bank provides warehouse lines ranging from $5,000 to $100,000. The warehouse lines are collateralized by high quality first mortgage loans, which include mainly conventional Fannie Mae and Freddie Mac, jumbo and FHA loans.

Factored Receivables Lending. We provide accounts receivable management services. The purchase of a client’s accounts receivable is traditionally known as “factoring” and results in payment by the client of a nonrefundable factoring fee, which is generally a percentage of the factored receivables or sales volume, which is designed to compensate the Bank for the bookkeeping and collection services provided and, if applicable, its credit review of the client’s customer and assumption of customer credit risk. When the Bank “Factors” (i.e., purchases) an account receivable from a client, it records the receivable as an asset (included in “Gross loans” ), records a liability for the funds due to the client (included in “Other liabilities”) and credits to non-interest income the nonrefundable factoring fee (included in “Accounts receivable management/factoring commissions and other fees”). The Bank also may advance funds to its client prior to the collection of receivables, charging interest on such advances (in addition to any factoring fees) and normally satisfying such advances by the collection of receivables. Accounts receivable factoring is primarily for our clients engaged in the apparel and textile industries.

Equipment Finance Lending. The Bank offers equipment financing across the United States through direct lending programs, third-party sources and vendor programs. The Bank finances full payout term loans and secured loans for various types of business equipment, with terms generally ranging from 24 to 60 months. We acquired $71,219 of equipment finance loans in the HVB Merger in 2015.

Public Sector Finance. In 2015, we hired a commercial banking team with expertise in public sector finance. This team generates loans to state, municipal and local governmental entities nationally. At December 31, 2016, outstanding balances were $349,182. Effective for calendar 2016 and calendar 2015 we are presenting these loans separately within our C&I portfolio. Previously we included public sector finance loans with traditional C&I loans. We have reclassified the balance from calendar 2015 in the tables above for comparative purposes. Public sector finance loans are either secured via UCC filings against equipment financed, or obligations related to the ability to levy taxes, either generally or associated with a specific project. All loans in this portfolio are fixed rate, tax exempt and fully amortizing over the life of the loan. Public sector finance loans have terms of three to 20 years, with a weighted average term of 14.1 years and a weighted average expected duration of 7.38 at December 31, 2016.

Asset-based lending, payroll finance, warehouse lending, factored receivables, equipment finance and public sector finance are sometimes referred to as our commercial finance business. These categories plus our traditional C&I loans are referred to as C&I in the discussion below.

Commercial Real Estate (“CRE”) and Multi-Family Lending. We originate real estate loans secured predominantly by first liens on commercial real estate and multi-family properties. The underlying collateral of our commercial real estate loans consists of multi-family properties, retail properties, including shopping centers and strip centers, office buildings, nursing homes, industrial and warehouse properties, hotels, motels, restaurants, and schools. To a lesser extent, we originate commercial real estate loans for medical use, non-profits, gas stations and other categories. We may, from time to time, purchase commercial real estate loan participations. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

The majority of our commercial real estate loans have terms that range from five to ten years and are structured as (i) five-year fixed rate loans with a rate adjustment for the second five-year period; or (ii) as ten-year fixed-rate loans. Amortization on these loans is typically based on 20 to 25 year terms with balloon maturities generally in five or ten years. Interest rates on commercial real estate loans generally range from 200 basis points to 300 basis points above a reference index.

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

Acquisition, Development and Construction (“ADC”) Lending. We did not originate any land acquisition and development loans in 2016. At December 31, 2016 there were 17 outstanding land loans totaling $25,178 in outstanding balances. In connection with the HVB Merger, we acquired $73,415 of ADC loans. We currently originate construction loans to well qualified borrowers in our immediate footprint on an exception basis.

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

We also make construction loans to finance the cost of completing homes, including multi-family homes on the improved property. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction. Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers, except in cases of owner occupied construction loans. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. We provide permanent mortgage financing on most of our construction loans on income-producing property. Collateral coverage and risk profile are maintained by restricting the number of model or speculative units in each project.

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

Residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines for loans they designate as acceptable for purchase. Loans that conform to such guidelines are referred to as “conforming loans.” We generally originate fixed-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae and Freddie Mac, which are currently $417 in many locations in the continental U.S. and are $625.5 in high-cost areas such as New York City and surrounding counties. Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%. The Bank sold its residential mortgage banking origination business in August 2016. Prior to that date, the Bank operated residential mortgage banking and brokerage business through our financial centers located in the greater New York metropolitan area. In order to manage our exposure to rising interest rates, we sold the majority of our conforming fixed rate residential mortgage loans in the secondary market to nationally known entities, including government sponsored entities such as Fannie Mae and Freddie Mac.

We also originate loans above conforming limits, referred to as “jumbo loans,” which have been underwritten to substantially the same credit standards as conforming loans. We generally originate these loans with the intent to sell, but, in some cases they may be held in our residential mortgage loan portfolio. Our bi-weekly residential mortgage loans result in shorter repayment schedules than conventional monthly mortgage loans, and are repaid through an automatic deduction from the borrower’s savings or checking account. The majority of loans sold were sold with servicing rights released. As of December 31, 2016, residential mortgage loans serviced for others, excluding loan participations, totaled approximately $179,082.

We currently offer several ARM loan products secured by residential properties with rates that are fixed for a period ranging from six months to ten years. After the initial term, if the loan is not already refinanced, the interest rate on these loans generally resets every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the FRB and subject to certain periodic and lifetime limitations on interest rate changes. Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate loans. ARM loans generally pose different credit risks than fixed-rate loans, primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default.

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

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2016. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Weighted average rates are computed based on the rate of the loan at December 31, 2016.

	Less than one year		One to five years		Over five years		Total
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Commercial loans:
Traditional C&I	$623,007	4.22%	$607,657	4.01%	$174,108	4.10%	$1,404,772	4.11%
Asset-based lending	292,724	4.48	418,136	4.66	31,082	6.56	741,942	4.67
Payroll finance	255,549	9.22	—	—	—	—	255,549	9.22
Warehouse lending	616,948	3.20	—	—	—	—	616,948	3.20
Factored receivables	214,242	4.17	—	—	—	—	214,242	4.17
Equipment financing	31,699	4.94	405,405	4.22	152,211	5.64	589,315	4.63
Public sector finance	—	—	18,054	2.67	331,128	2.86	349,182	2.85
Total C&I	2,034,169	4.58	1,449,252	4.24	688,529	3.96	4,171,950	4.36
Commercial mortgage:
CRE	385,788	4.52	1,405,828	4.02	1,371,326	4.08	3,162,942	4.11
Multi-family	66,475	4.05	557,783	3.52	356,818	3.62	981,076	3.59
ADC	148,206	4.93	71,612	3.69	10,268	4.14	230,086	4.51
Total commercial mortgage	600,469	4.57	2,035,223	3.87	1,738,412	3.99	4,374,104	4.01
Residential mortgage	87,022	3.92	171,747	3.95	438,339	3.85	697,108	3.88
Consumer	220,556	4.15	9,254	5.66	54,258	4.10	284,068	4.19
Total loans	$2,942,216	4.53%	$3,665,476	3.96%	$2,919,538	3.96%	$9,527,230	4.16%

The following table sets forth the composition of fixed-rate and adjustable-rate loans at December 31, 2016 that are contractually due after December 31, 2017:

	Fixed	Adjustable	Total
Traditional C&I	$247,134	$534,631	$781,765
Asset-based lending	—	449,218	449,218
Equipment financing	557,616	—	557,616
Public sector finance	349,182	—	349,182
CRE	1,493,783	1,283,371	2,777,154
Multi-family	444,410	470,191	914,601
ADC	2,937	78,943	81,880
Residential mortgage	214,901	395,185	610,086
Consumer	3,974	59,538	63,512
Total loans	$3,313,937	$3,271,077	$6,585,014

All payroll finance, warehouse lending and factored receivables are contractually due within 12 months and are mainly adjustable rate.

Delinquent Loans, Troubled Debt Restructuring (“TDRs”), Impaired Loans, OREO and Classified Assets
Loan Portfolio Delinquencies. The following table sets forth certain information on our loan portfolio delinquencies at the dates indicated:

	Loans delinquent for
	30-89 Days		90 days or more still accruing & non-accrual		Total
	Number	Amount	Number	Amount	Number	Amount
At December 31, 2016:
Traditional C&I	27	$1,652	51	$26,941	78	$28,593
Payroll finance	1	14	6	820	7	834
Factored receivables	—	—	4	618	4	618
Equipment finance	20	3,234	20	2,246	40	5,480
CRE	3	967	48	21,414	51	22,381
Multi-family	—	—	1	71	1	71
ADC	—	—	6	5,269	6	5,269
Residential mortgage	33	6,460	81	14,898	114	21,358
Consumer	41	2,773	89	6,576	130	9,349
	125	$15,100	306	$78,853	431	$93,953
At December 31, 2015:
Traditional C&I	76	$40,440	37	$10,629	113	51,069
Payroll finance	2	349	2	88	4	437
Factored receivables	—	—	2	220	2	220
Equipment finance	17	2,603	16	1,644	33	4,247
CRE	15	9,938	46	20,742	61	30,680
Multi-family	1	2,485	5	1,717	6	4,202
ADC	—	—	7	3,783	7	3,783
Residential mortgage	28	6,911	91	19,680	119	26,591
Consumer	64	5,270	93	7,908	157	13,178
	203	$67,996	299	$66,411	502	$134,407
At December 31, 2014:
Traditional C&I	56	$7,156	15	$5,035	71	12,191
Payroll finance	—	—	3	115	3	115
Factored receivables	—	—	2	244	2	244
Equipment finance	2	726	4	240	6	966
CRE	32	13,306	46	11,738	78	25,044
Multi-family	1	317	3	428	4	745
ADC	7	851	7	6,413	14	7,264
Residential mortgage	28	3,910	94	16,259	122	20,169
Consumer	50	2,717	77	6,170	127	8,887
	176	$28,983	251	$46,642	427	$75,625
At September 30, 2014:
Traditional C&I	15	$9,359	8	$4,324	23	13,683
Payroll finance	1	99	2	346	3	445
Factored receivables	—	—	2	370	2	370
Equipment finance	2	851	1	262	3	1,113
CRE	6	4,281	36	10,966	42	15,247
Multi-family	—	—	2	131	2	131
ADC	1	56	21	12,361	22	12,417
Residential mortgage	41	6,059	97	16,460	138	22,519
Consumer	48	4,574	61	5,743	109	10,317
Total	114	$25,279	230	$50,963	344	$76,242
At September 30, 2013:
C&I	5	$180	8	$789	13	969
CRE	8	4,335	26	8,769	34	13,104
ADC	2	768	11	5,420	13	6,188
Residential Mortgage	6	621	52	9,316	58	9,937
Consumer	14	566	28	2,612	42	3,178
Total	35	$6,470	125	$26,906	160	$33,376

There were no ABL, warehouse lending or public sector finance delinquent loans for any period presented.

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

	December 31,			September 30,
	2016	2015	2014	2014	2013
Non-accrual loans:
Traditional C&I	$26,386	$10,142	$4,975	$4,324	$500
Payroll finance	199	—	—	—	—
Factored receivables	618	220	244	370	—
Equipment finance	2,246	1,644	240	262	—
CRE	21,008	20,742	11,286	10,445	5,573
Multi-family	71	1,717	272	131	1,622
ADC	5,269	3,700	6,413	12,361	5,420
Residential mortgage	14,790	19,680	16,259	15,926	7,484
Consumer	6,576	7,892	6,170	5,743	2,208
Accruing loans past due 90 days or more	1,690	674	783	1,401	4,099
Total non-performing loans	78,853	66,411	46,642	50,963	26,906
OREO	13,619	14,614	5,867	7,580	6,022
Total non-performing assets	$92,472	$81,025	$52,509	$58,543	$32,928
TDRs accruing and not included above	$11,285	$13,701	$17,261	$17,653	$23,895
Ratios:
Non-performing loans to total loans	0.83%	0.84%	0.97%	1.07%	1.12%
Non-performing assets to total assets	0.65	0.68	0.71	0.80	0.81

There were no non-accrual ABL, mortgage warehouse, or public sector finance loans for any periods presented.

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

At December 31, 2016, our non-accrual loans totaled $77,163 and there were $1,690 of loans 90 days past due and still accruing interest. Such loans were considered well secured and in the process of collection. At December 31, 2015, we had non-accrual loans of $65,737, and we had $674 of loans 90 days past due and still accruing interest. At December 31, 2014 non-accrual loans were $45,859 and we had $783 of loans 90 days past due and still accruing interest. At September 30, 2014, we had non-accrual loans of $49,562 and $1,401 of loans 90 days past due and still accruing interest.

Non-performing loans (“NPLs”) increased $12,442 at December 31, 2016 to $78,853 compared to $66,411 at December 31, 2015. The increase was due mainly to one taxi medallion relationship (which is included in traditional C&I loans) with a balance of $23,716 at December 31, 2016 that was placed on non-accrual during the first quarter of 2016. Included in NPLs at December 31, 2016 were purchase credit impaired loans acquired in the HVB Merger and the Provident Merger, which totaled $12,241. NPLs increased $19,769 at December 31, 2015 to $66,411 compared to $46,642 at December 31, 2014. The increase was mainly due to the HVB Merger. At December 31, 2015, purchase credit impaired loans acquired in the HVB Merger and Provident Merger included in the non-performing totals above were $20,025. This was the primary factor contributing to the increase in C&I, CRE and residential mortgage NPLs between the periods. See additional information regarding purchase credit impaired loans below.

At December 31, 2014 NPLs declined $4,321 to $46,642 from $50,963 at September 30, 2014. The decline was mainly due to the resolution of an ADC loan that had shown sustained performance for an extended period of time and was returned to accrual status during the transition period.

At September 30, 2014, NPLs increased $24,057 to $50,963 compared to $26,906 at September 30, 2013 mainly due to non-performing loans acquired in the Provident Merger. Included in this increase were $3,763 of loans that were identified as purchased credit impaired loans, of which $1,523 were commercial & industrial loans, $2,101 were residential mortgage loans and $139 were CRE loans. NPLs in the ADC portfolio increased by $6,941 in fiscal 2014 to $12,361 as compared to the 2013 transition period. This increase consisted of three loans which are well secured and one loan which performed as expected in fiscal 2014 and was returned to accrual status.

Residential mortgage NPLs represent a disproportionate percentage of total NPLs relative to the size of the residential mortgage loan portfolio in all periods presented. The level of our residential mortgage NPLs is mainly attributed to the extended period of time necessary to foreclose on residential mortgages in New York state, which is a judicial foreclosure state. Residential mortgage NPLs declined $4,890 in calendar 2016 to $14,790 compared to $19,680 at December 31, 2015 and $16,259 at December 31, 2014. The decline in 2016 was the mainly due to several residential mortgage loans that went through the judicial foreclosure process and were transferred to OREO. The increase in calendar 2015 was mainly due to residential mortgage NPLs acquired in the HVB Merger. Residential mortgage NPLs increased $333 in the transition period after increasing $8,442 from fiscal 2013 to fiscal 2014 to $15,926. In fiscal 2014, we outsourced all residential mortgage servicing activities to a third-party vendor. This outsourcing relationship has allowed us to better service our residential mortgage portfolio and manager our loan servicing operating expenses.
TDR. We have formally modified loans to certain borrowers who experienced financial difficulty. If the terms of the modification include a concession, as defined by GAAP, the loan is considered a TDR, and is also considered an impaired loan. Nearly all of these loans are secured by real estate. Total TDRs were $13,274 at December 31, 2016, of which $1,989 were non-accrual, $11,032 were current and performing according to terms and accruing interest income, and $253 were 30 to 89 days past due. At December 31, 2015 total TDRs were $22,292, of which $8,591 were non-accrual, $13,047 were current and performing, and $654 were 30 to 89 days past due. A TDR accruing interest income is a loan that, at the time of modification, was not in non-accrual status and is continuing to perform in accordance with the terms of the modification, or a loan that had been placed on non-accrual that has demonstrated a period of satisfactory performance after modification, generally at least six months. Loan modifications include actions such as extension of maturity date or the lowering of interest rates and monthly payments. As of December 31, 2016, there were no commitments to lend additional funds to borrowers with loans that have been modified.

OREO. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO until such time as it is sold. In addition, financial centers that were closed or consolidated that are held for sale are also classified as OREO. When real estate is transfered to OREO, it is recorded at the lower of our investment in the loan/asset or fair value less cost to sell. If the fair value less cost to sell is less than the loan balance, the difference is charged against the allowance for loan losses. If the fair value of a financial center that we hold for sale is less than its prior carrying value, we recognize a charge included in other operating expense to reduce the recorded value of the investment to fair value, less costs to sell. At December 31, 2016, we had OREO properties with a recorded balance of $13,619. After transfer to OREO, we regularly update the fair value of the property. Subsequent declines in fair value are charged to current earnings and included in other non-interest expense as part of OREO expense.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality such as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets is not warranted and are charged-off. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as “special mention”. As of December 31, 2016, we had $104,569 of assets designated as “special mention” compared to $68,003 at December 31, 2015. The increase was mainly due to “special mention” loans acquired in the NSBC Acquisition and also due to loans upgraded from substandard.

Our determination as to the classification of our assets and the amount of our loan loss allowance are subject to review by our regulators, which can order the establishment of an additional valuation allowance. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets at December 31, 2016, classified assets consisted of loans of $95,594 and OREO of $13,619 compared to $130,378 and $14,614, respectively, a year earlier. The decline in classified assets at December 31, 2016 was due to loans upgraded to “special mention” based on improved performance, and the payoff and settlement of several loans as a result of successful resolution efforts by our credit administration team.

For the year ended December 31, 2016, gross interest income that would have been recorded had the non-accrual loans at the end of calendar 2016 remained on accrual status throughout the period amounted to approximately $3,526. Interest income actually recognized on such loans totaled $186.

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

We maintain our allowance for loan losses at a level that we believe is adequate to absorb probable losses inherent in the existing loan portfolio based on an evaluation of the collectibility of loans, underlying collateral, geographic and other concentrations, and prior loss experience. We use a risk rating system for all commercial loans, including CRE loans, to evaluate the adequacy of the allowance for loan losses. With this system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and ten, by credit administration, loan review or loan committee, with one being the best case and ten being a loss or the worst case. Loans with risk ratings between seven and nine are monitored more closely by the credit administration team and, when measured for impairment, if impairment is found that portion is charged-off against the allowance for loan losses. We calculate an average historical loss experience by loan type that is a twelve quarter average for commercial loans and residential loans and eight quarter average for consumer loans. To the loss experience, we apply individual qualitative loss factors that result in an overall loss factor at an appropriate level for the allowance for loan losses for a particular loan type. These qualitative loss factors are determined by management, based on historical loss experience for the applicable loan category, and are adjusted to reflect our evaluation of:

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

The allowance for loan losses also includes an element for estimated probable but undetected losses. We analyze loans by two broad segments or classes: real estate secured loans and loans that are either unsecured or secured by other collateral. The segments or classes considered real estate secured are: residential mortgage loans; CRE loans; multi-family loans; ADC loans; home equity lines of credit; and certain consumer loans. The segments or classes considered unsecured or secured by other than real estate collateral are: C&I loans, which includes traditional C&I loans, asset based loans; payroll finance loans; warehouse lending; factored receivables; equipment finance loans; public sector finance loans and certain consumer loans. In all segments or classes, significant loans are reviewed for impairment once they are placed in a non-accrual status or are assessed as a TDR. Generally we consider a homogeneous residential mortgage loan or home equity line of credit to be significant if our investment in the loan is greater than $500. If a loan is deemed to be impaired in one of the real estate secured segments, and it is anticipated that our ultimate source of repayment will be through foreclosure and sale of the underlying collateral, it is generally considered collateral dependent. If the value of the collateral securing a collateral dependent impaired loan is less than the carrying value of the loan, a charge-off is recognized equal to the difference between the value of the collateral and the book value of the loan. In addition, included in impairment losses are amounts recognized for estimated costs to hold and to liquidate the collateral. These costs to hold and liquidate are generally in the range of 22% and are applied to all loans collateralized by real estate.

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

ADC lending exposes us to greater credit risk than permanent mortgage financing. The repayment of ADC loans often depends on the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. ADC loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. All of these factors are considered as part of the underwriting, structuring and pricing of the loan. We have deemphasized acquisition and development loans, and attempt to make construction loans only to well qualified borrowers.

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

C&I lending also exposes us to risk because repayment depends on the successful operation of the business, which is subject to a wide range of risks and uncertainties. In addition, the ability to successfully liquidate collateral, if any, is subject to a variety of risks because we must gain control of assets used in the borrower’s business before liquidating, which we cannot be assured of doing, and the value in liquidation may be uncertain.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	For the year ended		For the three months ended	For the fiscal year ended
	December 31,		December 31,	September 30,
	2016	2015	2014	2014	2013
Balance at beginning of period	$50,145	$42,374	$40,612	$28,877	$28,282
Charge-offs:
Traditional C&I	(1,707)	(1,575)	(733)	(2,901)	(1,354)
Asset-based lending	—	—	—	—	—
Payroll finance	(28)	(406)	—	(758)	—
Warehouse lending	—	—	—	—	—
Factored receivables	(1,200)	(291)	—	(211)	—
Equipment finance	(1,982)	(3,423)	—	(1,074)	—
Public sector finance	—	—	—	—	—
CRE	(959)	(1,695)	(172)	(741)	(3,285)
Multi-family	(417)	(17)	—	(418)	(440)
ADC	—	—	(488)	(1,479)	(3,422)
Residential mortgage	(1,045)	(1,251)	(310)	(963)	(2,547)
Consumer	(1,615)	(2,360)	(203)	(786)	(2,009)
Total charge-offs	(8,953)	(11,018)	(1,906)	(9,331)	(13,057)
Recoveries:
Traditional C&I	999	1,720	638	1,073	410
Asset-based lending	62	—	—	—	—
Payroll finance	32	35	—	—	—
Warehouse lending	—	—	—	—	—
Factored receivables	61	60	—	9	—
Equipment finance	560	825	—	194	—
Public sector finance	—	—	—	—	—
CRE	353	148	1	161	567
Multi-family	2	9	—	92	10
ADC	104	52	—	—	182
Residential mortgage	30	92	2	323	101
Consumer	227	148	27	114	232
Total recoveries	2,430	3,089	668	1,966	1,502
Net charge-offs	(6,523)	(7,929)	(1,238)	(7,365)	(11,555)
Provision for loan losses	20,000	15,700	3,000	19,100	12,150
Balance at end of period	$63,622	$50,145	$42,374	$40,612	$28,877
Ratios:
Net charge-offs to average loans outstanding	0.08%	0.13%	0.10%	0.18%	0.52%
Allowance for loan losses to NPLs	80.7	75.5	90.8	79.7	107.0
Allowance for loan losses to total loans	0.67	0.64	0.88	0.85	1.20

Loans acquired through a merger or acquisition were recorded at fair value with no allowance for loan losses at the acquisition date. Since the date of acquisition, as these acquired loans amortize, are renewed, or replaced through organic loan growth, they become loans subject to our allowance for loan loss. See Note 5. “Allowance for Loan Losses - table “Total Valuation Balances Recorded Against Portfolio Loans” in the notes to consolidated financial statements, which presents our acquired portfolio loans that continue to be subject to purchase accounting adjustments.

The allowance for loan losses increased $13,477 for calendar 2016 to $63,622 compared to $50,145 at December 31, 2015. The increase in the allowance for loan losses was mainly due to growth in the loan portfolio as a result of organic growth and recent acquisitions. The allowance for loan losses increased $7,771 in calendar 2015; mainly due to organic loan growth as the loans acquired in the HVB Merger were subject to a purchase accounting adjustment. The allowance for loan losses increased $1,762 in the transition period, and increased $11,735 to $40,612 in fiscal 2014 compared to fiscal 2013. The increase in the allowance in fiscal 2014 was due to organic loan growth and also reflected that many of the short-term loans acquired in the Provident Merger were incorporated into our allowance for loan loss calculation within one year of acquisition date.

Net charge-offs in calendar 2016 were $6,523, or 0.08%, of average loans outstanding compared to net charge-offs of $7,929, or 0.13%, of average loans outstanding in calendar 2015. Net charge-offs in fiscal 2014 were $7,365, or 0.18%, of average loans outstanding compared to net charge-offs of $11,555, or 0.52% of average outstanding loans outstanding in fiscal 2013. The decline in net charge-offs in fiscal 2014 was mostly due to improved collateral values and performance in our CRE and ADC loan portfolios.

The allowance for loan losses at December 31, 2016 represented 80.7% of NPLs and 0.67% of the total loan portfolio compared to 75.5% of NPLs and 0.64% of the total loan portfolio at December 31, 2015 and 90.8% of NPLs and 0.88% of the total loan portfolio at December 31, 2014. In the first quarter of 2016, we placed one taxi medallion relationship on non-accrual, which increased NPLs; however, given the low level of net charge-offs and our recorded provision for loan losses, we increased our allowance for loan losses to NPL coverage ratio during the year. The decline in the allowance to NPLs ratio and allowance for loan losses to total loans in calendar 2015 was due to NPLs and portfolio loans acquired in the HVB Merger. The allowance for loan losses at December 31, 2014 represented 90.8% of NPLs and 0.88% of the total loan portfolio compared to 79.7% of NPLs and 0.85% of the total loan portfolio at September 30, 2014. The increase in the ratios in the transition period was mainly due to the continued satisfactory performance of an ADC loan that was restored to accruing status during the period. The allowance for loan losses was 107.0% of NPLs and 1.20% of the total loan portfolio at September 30, 2013, which does not include the impact of NPLs and portfolio loans acquired in the Provident Merger as the transaction closed in October 2013.

Provision for Loan Losses. We recorded $20,000 in loan loss provision for calendar 2016 compared to $15,700 in calendar 2015, $19,100 in fiscal 2014 and $12,150 in fiscal 2013. Provision for loan loss expense in 2016 and 2015 mainly reflected the amount of provision required to offset net charge-offs, organic loan growth and loans acquired in the HVB Merger that were initially recorded at fair value and in accordance with GAAP that did not carry an allowance for loan losses at the acquisition date, but have since been renewed or otherwise transitioned into our allowance for loan loss analysis. The decline in provision expense in calendar 2015 compared to fiscal 2014 was due to the loans acquired in the Provident Merger. The loans acquired in the Provident Merger included short-term specialty finance loans, the majority of which were incorporated into our allowance for loan loss analysis within a 12 month period. The loans acquired in the HVB Merger were more concentrated long-term in real estate loans and are being incorporated into our allowance for loan losses analysis over a longer period of time. The increase of $6,950 in fiscal 2014 compared to fiscal 2013 reflected loans acquired in the Provident Merger that were initially recorded at fair value and in accordance with GAAP, did not carry an allowance for loan losses at the acquisition date. In the transition period and in fiscal 2014, we recorded provision for loan losses as a result of organic loan growth and loans acquired in the Provident Merger that had been renewed since the merger date.

Our historical loan loss experience indicates classified loans, which are those rated substandard or worse, require higher levels of provision and allowance for loan losses than loans that are not classified. Classified loans declined to $95,594 in calendar 2016 from $130,378 at December 31, 2015. This decrease was primarily comprised of improvements in CRE loans and transfer to OREO of residential mortgage loans.

Taxi Medallion Loans. At December 31, 2016, we had $51,680, or 0.54%, of total portfolio loans collateralized by taxi medallions. Taxi medallion loans declined by $10,270 in calendar 2016 due to repayments. There is one taxi medallion relationship in the aggregate amount of $23,716 at December 31, 2016 that is classified substandard and on non-accrual. We are closely monitoring the collateral values, cash flows and performance of these taxi medallion loans.

Impaired Loans. A loan is impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loan values are based on one of three measures: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is less than its recorded investment, the Bank’s practice is to write-down the loan against the allowance for loan losses so the recorded investment matches the impaired value of the loan. Impaired loans generally include a portion of non-performing loans and accruing and performing TDR loans. At December 31, 2016, we had $55,391 of impaired loans compared to $28,372 at December 31, 2015, $31,023 at December 31, 2014, $36,208 at September 30, 2014 and $36,821 at September 30, 2013. The increase in calendar 2016 was mainly due to the taxi medallion loan that was placed on non-accrual. The decline in calendar 2015 was principally due to a decline of $2,955 in impaired ADC loans. This decline in impaired ADC loans was mainly due to one relationship which we charged-off and transferred a portion of the collateral to OREO. The decline of $5,185 between December 31, 2014 and September 30, 2014 was mainly due to a decline in impaired ADC loans, which was the result of the return to accrual status of a previously impaired loan relationship. The balance of impaired loans was relatively unchanged between September 30, 2014 and September 30, 2013 as impaired loans acquired in the Provident Merger were offset by the resolution of existing impaired loans.

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

Purchased Credit Impaired (“PCI”) Loans. A PCI loan is an acquired loan that has demonstrated evidence of deterioration in credit quality subsequent to origination. As of December 31, 2016, the balance of PCI loans was $88,908 and included PCI loans acquired in the HVB Merger and Provident Merger of $12,241, which are accounted for under the cost-recovery method and were included in our non-accrual loan totals above. The remaining $76,667 of PCI loans are accounted for under applicable guidance which results in an accretable yield that represents the amount of expected cash flows that exceeds the initial investment in the loan. At December 31, 2015, the balance of PCI loans was $85,293 and included PCI loans accounted for under the cost-recovery method of $20,025, were included in our non-accrual loan totals above. The increase in PCI loans in 2016 was the result of the NSBC Acquisition. Excluding the impact of the NSBC Acquisition, PCI loans declined mainly due to repayments. The PCI loans under the cost recovery method declined due to repayment and transfer to OREO. The balance of PCI loans was $3,415 at December 31, 2014 all of which were accounted for under the cost-recovery method and were acquired in the Provident Merger. The increase in calendar 2015 was the result the the HVB Merger. See the tables of loans evaluated for impairment by segment and changes in accretable yield for PCI loans in Note 4. “Portfolio Loans” in the notes to consolidated financial statements for additional information.

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

	December 31,
	2016			2015			2014
	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans
Traditional C&I	$12,864	$1,404,774	14.7%	$9,953	$1,189,154	15.1%	$6,966	$917,048	19.0%
Asset-based lending	3,316	741,942	7.8	2,762	310,214	4.0	4,061	327,507	6.8
Payroll finance	951	255,549	2.7	1,936	221,831	2.8	1,506	154,229	3.2
Warehouse lending	1,563	616,946	6.5	589	387,808	4.9	608	173,786	3.6
Factored receivables	1,669	214,242	2.3	1,457	208,382	2.7	1,205	161,625	3.4
Equipment finance	5,039	589,315	6.2	4,925	631,303	8.0	2,569	411,449	8.5
Public sector finance	1,062	349,182	3.7	547	182,336	2.3	—	—	—
CRE	20,466	3,162,942	33.2	11,461	2,733,351	34.8	7,721	1,458,277	30.3
Multi-family	4,991	981,076	10.3	5,141	796,030	10.1	4,511	384,544	8.0
ADC	1,931	230,086	2.4	2,009	186,398	2.4	2,987	96,995	2.0
Residential mortgage	5,864	697,108	7.3	5,007	713,036	9.1	5,843	529,766	11.0
Consumer	3,906	284,068	3.0	4,358	299,517	3.8	4,397	200,415	4.2
Total	$63,622	$9,527,230	100.0%	$50,145	$7,859,360	100.0%	$42,374	$4,815,641	100.0%

	September 30,
	2014			2013
	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans
Traditional C&I	$5,450	$851,192	17.9%	$5,302	$434,932	18.0%
Asset-based lending	4,086	313,345	6.6	—	—	—
Payroll finance	1,379	145,474	3.1	—	—	—
Warehouse lending	630	192,003	4.0	—	4,855	0.2
Factored receivables	1,294	181,433	—	—	—	—
Equipment finance	2,621	393,027	—	—	—	—
Public sector finance	—	—	—	—	—	—
CRE	8,444	1,449,052	30.4	7,567	969,490	40.2
Multi-family	4,267	368,524	7.7	2,400	307,547	12.7
ADC	2,120	92,149	1.9	5,806	102,494	4.2
Residential mortgage	5,837	570,431	12.0	4,474	400,009	16.6
Consumer	4,484	203,808	4.3	3,328	193,571	8.1
Total	$40,612	$4,760,438	100.0%	$28,877	2,412,898	100.0%

For all periods presented the allowance for loan losses has increased compared to the earlier period. This is mainly the result of the significant increase in the volume of loans due to the organic loan growth and the transition of loans acquired in mergers and acquisitions that are now part of our allowance for loan loss calculation.

The allowance for traditional C&I loans was $12,864, or 0.92% of traditional C&I loans at December 31, 2016, compared to $9,953, or 0.84%, at December 31, 2015, $6,966, or 0.76%, at December 31, 2014 , $5,450, or 0.64%, at September 30, 2014 and $5,302, or 1.22%, at September 30, 2013 . The increase in the allowance for traditional C&I loans in calendar 2016 compared to calendar 2015 was mainly due to growth of the portfolio, higher concentration in loans over $10,000 within the portfolio and deteriorating performance in taxi medallion loans. The increase in the allowance for traditional C&I loans in calendar 2015 was mainly due to the initial deterioration of the taxi medallion portfolio, as one significant relationship was classified substandard in the second half of 2015. The allowance as a percentage of traditional C&I loans was 0.76%, 0.64% and 1.22% at December 31, 2014, September 31, 2014 and September 31, 2013, respectively. The increase in the transition period was due to loans that moved to criticized and classified status in the period and the decline in fiscal 2014 was due to the Provident Merger, which caused criticized and classified loans to comprise a lesser portion of the traditional C&I loan portfolio.

The allowance for ABL loans was $3,316, or 0.45%, of ABL loans at December 31, 2016, compared to $2,762, or 0.89%, at December 31, 2015, $4,061, or 1.24%, at December 31, 2014 and $4,086, or 1.30%, at September 30, 2014. The decline in calendar 2016 was due to the NSBC Acquisition, as a substantial portion of this portfolio is still subject to purchase accounting adjustments and is therefore not subject to the allowance for loan losses. The declines in the other periods presented is mainly due to improved historical charge-off experience of ABL loans.

The allowance for loan losses for payroll finance loans as a percentage of payroll finance loans has declined in each successive period presented above, which was mainly due to improved historical charge-off experience of payroll finance loans.

The allowance for loan losses for the warehouse lending portfolio is based solely on qualitative allowance factors, as there have been no delinquencies or historical loss experience in this portfolio. The increase in the allowance for loan losses for warehouse lending as a percentage of warehouse lending loans in calendar 2016 to 0.25% from 0.15% represents an adjustment related to the facility size in warehouse lending relationships, since most facilities are over $10,000 in size.

The allowance for loan losses for factored receivables as a percentage of factored receivables was 0.78%, 0.70%, 0.75% and 0.71%, at December 31, 2016, 2015, 2014, and September 30, 2014, respectively. The increase in calendar 2016 reflected an increase in historical charge-off experience and higher delinquencies in the factored receivables portfolio.

The allowance for loan losses for equipment finance as a percentage of equipment finance loans was 0.86%, 0.78%, 0.62% and 0.67% at December 31, 2016, 2015, 2014, and September 30, 2014, respectively. The increase in calendar 2016 was mainly due to an increase in delinquencies in this portfolio. The increase in calendar 2015 was mainly due to a deterioration in loan trends as a result of certain loan relationships that were exposed to the oil and gas sector.

The allowance for loan losses for public sector finance is based solely on qualitative factors, as there have been no delinquencies or historical charge-offs in this portfolio since its inception in 2015. Our current loss factor of 0.30% mainly reflects the concentration exposure of these loans, as several relationships have a balance over $10,000.

The allowance for loan losses for CRE loans was $20,466, or 0.65% of CRE loans, at December 31, 2016, compared to $11,461, or 0.42% of CRE loans, at December 31, 2015, $7,721, or 0.53%, at December 31, 2014, $8,444, or 0.58%, at September 30, 2014 and $7,567, or 0.78% at September 30, 2013. The increase in the allowance for CRE loans as a percentage of CRE loans in calendar 2016 was mainly due to an increase in the average term the loans have been outstanding. Our loan loss methodology applies a lower percentage of the total loss factor allocable to CRE loans in the first two years after origination as our loss history indicates a much lower likelihood of loss in those initial periods. Beginning in the 25th month after origination, a CRE loan is allocated the full CRE loss factor. The decline in calendar 2015 compared to December 31, 2014 was mainly due to improvements in our historical loss experience. The decline in fiscal 2014 compared to fiscal 2013 was due to the Provident Merger, causing the criticized and classified loans to comprise a much smaller portion of the CRE loan population.

The allowance for loan losses for multi-family loans was $4,991, or 0.51% of multi-family loans, at December 31, 2016, compared to $5,141, or 0.65% at December 31, 2015, $4,511, or 1.17%, at December 31, 2014, $4,267, or 1.16% at September 30, 2014 and $2,400, or 0.78% at September 30, 2013 . The decline in the allowance for loan losses for multi-family loans as a percentage of multi-family loans at December 31, 2016 was mainly due to lower historical charge-off experience. The decline in the allowance for loan losses for multi-family loans was due to the HVB Merger, as many of those loans continue to be subject to a purchase accounting adjustment. The increase in fiscal 2014 was mainly due to an increase in loan concentrations, as a greater portion of the portfolio consisted of loans with balances over $10,000.

The allowance for loan losses for ADC loans as a percentage of ADC loans was 0.84%, 1.08%, 3.08%, 2.30% and 5.66% at December 31, 2016, 2015, 2014, September 30, 2014 and 2013, respectively. The declining trend in the allowance for loan losses for ADC loans reflects the continued improvement in our historical loss experience. The increase at December 31, 2014 compared to September 30, 2014 was due to an increase in charge-offs in the transition period and an increase in criticized and classified ADC loans.

The allowance loan losses for residential loans and consumer loans reflects our historical loss experience and qualitative factors that consider overall delinquencies and trends and conditions in the portfolio. At December 31, 2016, residential mortgage and consumer loans comprisd 10.3% of our portfolio loans and 15.4% of our allowance for loan losses, as generally, when these types of loans become delinquent, the loss content tends to increase.

There are purchase accounting valuation allowances that reduce the carrying value of loans acquired in prior mergers and acquisitions in the amounts of $37,012, $41,383, $6,034 and $7,299 at December 31, 2016, 2015, 2014 and September 30, 2014, respectively. See Note 5. “Allowance for Loan Losses” in the notes to consolidated financial statements for additional information regarding total valuation allowances held against our portfolio loans.

Investment Securities

Available for Sale Portfolio. The following table sets forth the composition of our available for sale securities portfolio at the dates indicated.

	December 31, 2016		December 31, 2015		December 31, 2014
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
Residential MBS:
Agency-backed	$1,213,733	$1,193,481	$1,222,912	$1,217,862	$528,818	$533,663
CMO/Other MBS	57,563	56,681	79,430	78,373	85,619	84,838
Total residential MBS	1,271,296	1,250,162	1,302,342	1,296,235	614,437	618,501
Other securities:
Mutual funds	—	—	8,781	8,790	—	—
Federal agencies	204,770	193,979	85,124	84,267	150,623	147,156
Corporate bonds	43,464	42,506	321,630	314,188	206,267	204,831
State and municipal	245,304	240,770	187,399	189,035	129,576	132,065
Trust preferred	—	—	27,928	28,517	37,687	38,293
Total other securities	493,538	477,255	630,862	624,797	524,153	522,345
Total available for sale securities	$1,764,834	$1,727,417	$1,933,204	$1,921,032	$1,138,590	$1,140,846

Held to Maturity Portfolio. The following table sets forth the composition of our held to maturity securities portfolio at the dates indicated.

	December 31, 2016		December 31, 2015		December 31, 2014
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
Residential MBS:
Agency-backed	$277,539	$275,267	$252,760	$253,403	$138,589	$141,350
CMO/Other MBS	40,594	40,096	49,842	49,310	60,166	59,660
Total residential MBS	318,133	315,363	302,602	302,713	198,755	201,010
Other securities:
Federal agencies	58,200	59,592	104,135	105,958	136,618	140,398
State and municipal	974,290	941,629	285,813	295,006	231,964	239,588
Corporate bonds	35,048	35,468	25,241	25,052	—	—
Other	5,750	5,945	5,000	5,350	5,000	5,350
Total other securities	1,073,288	1,042,634	420,189	431,366	373,582	385,336
Total held to maturity securities	$1,391,421	$1,357,997	$722,791	$734,079	$572,337	$586,346

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

Our objective for the investment securities is to maintain a high quality, liquid investment securities with a structure and duration profile designed to limit the impact of a rising interest rate environment on the fair value of the portfolio. The investment portfolio provides for flexibility in interest rate risk management and additional liquidity, in addition to contributing to our overall earnings. Investment securities are also utilized for pledging purposes as collateral for borrowings from FHLB, municipal deposits, and other borrowings. We regularly evaluate the portfolio within the context of our balance sheet optimization strategy of maintaining a prudent liquidity position, while producing growth in earnings and attractive returns on equity and assets. We evaluate the portfolio’s size, risk and duration on a daily basis. At December 31, 2016, investment securities represented 22.0% of total assets compared to 22.1% at December 31, 2015 and 23.1% at December 31, 2014. Our goal is to increase commercial loans and reduce investment portfolio to a range of 18.0% to 20.0% of total assets over time.

At the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our intent and ability to hold the security. Securities designated as available for sale are reported at fair value, while securities designated as held to maturity are reported at amortized cost. We do not have a trading portfolio. The carrying value of investment securities is comprised of the fair value of investment securities available for sale and the amortized cost of held to maturity securities.

Investment portfolio activity. At December 31, 2016, the carrying value of investment securities was $3,118,838, an increase of $475,015, or 18.0%, compared to December 31, 2015. Investment securities increased $930,640, or 54.3%, at December 31, 2015 compared to $1,713,183 at December 31, 2014. The increase was mainly due to the investment securities acquired in the HVB Merger. Tax exempt securities represent $1,215,060, or 39.0%, of our investment portfolio at December 31, 2016, compared to $474,848, or 18.0% at December 31, 2015 and $364,029, or 21.2%, at December 31, 2014. We believe that, given current market conditions and interest rate environment, tax exempt securities provide better risk adjusted returns relative to other securities. Therefore, management focused on purchasing a diversified portfolio of state and local municipal securities in 2016.

Portfolio Maturities and Yields. The following table summarizes the composition, maturities and weighted average yield of our investment securities portfolio at December 31, 2016. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax equivalent basis.

	1 Year or Less		1-5 years		5-10 years		10 years or more		Total
	Amortized cost	Yield	Amortized cost	Yield	Amortized cost	Yield	Amortized cost	Yield	Amortized cost	Fair Value	Yield
Available for sale:
Residential MBS:
Agency-backed	$—	—%	$9,103	0.87%	$44,297	2.29%	$1,160,333	2.61%	$1,213,733	$1,193,481	2.54%
CMO/Other MBS	—	—	610	3.20	6,947	2.01	50,006	2.30	57,563	56,681	2.27
Total residential MBS	—	—	9,713	1.02	51,244	2.26	1,210,339	2.60	1,271,296	1,250,162	2.53
Federal agencies	3,469	0.92	19,990	1.45	111,211	1.85	70,100	2.46	204,770	193,979	2.00
Corporate	—	—	10,126	2.26	33,338	4.11	—	—	43,464	42,506	3.68
State and municipal	8,136	2.73	58,678	2.31	106,695	2.06	71,795	2.06	245,304	240,770	2.14
Trust preferred	—	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	—	—
Total	$11,605	2.19%	$98,507	2.00%	$302,488	2.24%	$1,352,234	2.57%	$1,764,834	$1,727,417	2.48%

Held to maturity:
Residential MBS:
Agency-backed	$—	—%	$19,551	2.61%	$20,894	2.73%	$237,094	2.74%	$277,539	$275,267	2.73%
CMO/Other MBS	—	—	—	—	—	—	40,594	1.96	40,594	40,096	1.96
Total residential MBS	—	—	19,551	2.61	20,894	2.73	277,688	2.63	318,133	315,363	2.63
Federal agencies	—	—	48,716	2.53	9,484	2.99	—	—	58,200	59,592	2.60
Corporate	5,048	1.98	—	—	30,000	5.16	—	—	35,048	35,468	4.70
State and municipal	19,767	1.84	10,534	1.88	164,670	2.85	779,319	2.43	974,290	941,629	2.48
Other			5,500	3.03	250	3.79	—		5,750	5,945	3.06
Total	$24,815	1.87%	$84,301	2.46%	$225,298	3.15%	$1,057,007	2.48%	$1,391,421	$1,357,997	2.58%

MBS. MBS are created by pooling mortgages and issuing a security collateralized by the pool of mortgages with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although most of our mortgage-backed securities are collateralized by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as us, and guarantee the payment of principal and interest to these investors. Investments in MBS involve a risk in addition to the guarantee of repayment of principal outstanding that actual prepayments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield and duration of such securities. We review prepayment estimates for our MBS at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates, and to determine the yield and estimated maturity of the MBS portfolio. Periodic reviews of current prepayment speeds are performed in order to ascertain whether prepayment estimates require modification that would cause amortization or accretion adjustments.

A portion of our MBS portfolio is invested in collateralized mortgage obligations (“CMOs”), including Real Estate Mortgage Investment Conduits (“REMICs”), backed by Fannie Mae, Freddie Mac and Ginnie Mae. CMOs and REMICs are types of debt securities issued by special-purpose entities that aggregate pools of mortgages and MBS and create different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. Our practice is to limit fixed-rate CMO investments primarily to the early-to-intermediate tranches, which have the greatest cash flow stability. Floating rate CMOs are purchased with an emphasis on the relative trade-offs between lifetime rate caps, prepayment risk, and interest rates.

Government and Agency Securities. While these securities generally provide lower yields than other investments, such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes and as collateral for borrowings and municipal deposits.

Corporate Bonds. Corporate bonds have a higher risk of default due to potential for adverse changes in the creditworthiness of the issuer. In recognition of this risk, our policy limits investments in corporate bonds to securities with maturities of ten years or less and rated “BBB-” or better by at least one nationally recognized rating agency at time of purchase, and to a transaction size of no more than $20,000 per issuer. When transactions are not rated by a nationally recognized rating agency, we submit the details of potential investments in such instruments to our credit department to determine if the securities are appropriate from a credit risk perspective for our investment securities portfolio. Our total corporate bond portfolio limit is the lesser of 5% of total assets or 25% of Tier 1 capital. We sold a significant portion of our available for sale corporate bonds in 2016 due to a change in our investment criteria, as management determined these securities are not as liquid as other types of securities and do not qualify as acceptable collateral.

State and Municipal Bonds. Our investment policy limits municipal bonds to securities with maturities of 20 years or less and rated as investment grade by at least one nationally recognized rating agency at the time of purchase. However, we also purchase securities that are issued by local government entities within our service area. Such local entity obligations generally are not rated, and are subject to internal credit reviews. In addition, the policy generally imposes a transaction limit of $10,000 per municipal issuer and a total municipal bond portfolio limit to the lesser of 15% of assets or 150% of Tier 1 capital. At December 31, 2016, we did not hold any obligations that were rated less than “A-” as available for sale.

Trust preferred securities. We owned securities of single-issuer bank trust preferred securities, all of which were paying in accordance with their terms and had no deferrals of interest or other deferrals. Management analyzed the credit risk and the probability of impairment on the contractual cash flows of applicable securities. Based upon our analysis, all of the issuers maintained performance levels adequate to support the contractual cash flows of the securities. During 2016, we sold our remaining trust preferred securities due to the same reasons applicable to the sale of our corporate bonds, as discussed above.

Deposits
The following table sets forth the distribution of average deposit accounts by account category and the average rates paid at the dates indicated.

	For the year ended December 31,				For the three months ended		For the fiscal year ended
	2016		2015		December 31, 2014		September 30, 2014
	Average balance	Rate	Average balance	Rate	Average balance	Rate	Average balance	Rate
Non-interest bearing demand	$3,120,973	—%	$2,332,814	—%	$1,626,341	—%	$1,580,108	—%
Interest bearing demand	1,962,813	0.32	1,128,667	0.19	756,217	0.09	706,160	0.08
Savings	812,339	0.56	871,339	0.27	685,142	0.24	622,414	0.14
Money market	3,124,117	0.54	2,286,376	0.43	1,817,091	0.35	1,458,852	0.35
Certificates of deposit	620,724	0.88	520,139	0.61	457,996	0.54	554,396	0.44
Total interest bearing deposits	6,519,993	0.51	4,806,521	0.36	3,716,446	0.30	3,341,822	0.27
Total deposits	$9,640,966	0.34%	$7,139,335	0.24%	$5,342,787	0.21%	$4,921,930	0.18%

Average deposits for calendar 2016 were $9,640,966 and increased $2,501,631 compared to calendar 2015. The increase was due to organic growth generated by our commercial banking teams and the HVB Merger. The increase of $1,796,548 in average deposits in calendar 2015 relative to the transition period was mainly the result of the HVB Merger. Average deposits for the transition period were $5,342,787, an increase of $420,857 compared to $4,921,930 in fiscal 2014. The increase was mainly a result of the timing of the Provident Merger, seasonality in our municipal deposits, and organic growth generated by our commercial banking teams. The average cost of interest bearing deposits was 0.51% for calendar 2016, 0.36% for calendar 2015, 0.30% in the transition period and 0.27% in fiscal 2014. The average cost of total deposits was 0.34% for calendar 2016, 0.24% for calendar 2015, 0.21% in the transition period and 0.18% in fiscal 2014. A large portion of our deposits are commercial deposits, which usually have higher interest rates paid and are more sensitive to changes in interest rates. We anticipate the recent increases in short-term interest rates experienced in late 2016 may result in slightly higher interest expense in 2017.

Distribution of Deposit Accounts by Type. The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	December 31, 2016		December 31, 2015		December 31, 2014
	Amount	%	Amount	%	Amount	%
Non-interest bearing demand	$3,239,332	32.2%	$2,936,980	34.1%	$1,481,870	28.4%
Interest bearing demand	2,220,456	22.1	1,274,417	14.9	747,667	14.3
Savings	747,031	7.4	943,632	11.0	711,509	13.7
Money market	3,277,686	32.6	2,819,788	32.9	1,790,435	34.4
Subtotal	9,484,505	94.3	7,974,817	92.9	4,731,481	90.8
Certificates of deposit	583,754	5.8	605,190	7.1	480,844	9.2
Total deposits	$10,068,259	100.0%	$8,580,007	100.0%	$5,212,325	100.0%

The following table presents the proportion by business type of each component of total deposits for the periods presented:

	December 31,
	2016	2015	2014
Retail and commercial deposits	73.6%	76.1%	77.6%
Municipal deposits	12.4	13.3	16.9
Wholesale deposits	14.0	10.6	5.5
	100.0%	100.0%	100.0%

As of December 31, 2016, December 31, 2015, and December 31, 2014, we had $1,270,921, $1,140,206,000, and $883,350 respectively, in municipal deposits. Municipal deposits experience seasonal flows associated with school district tax collections and typically peak in September or October each year and gradually return to more normalized levels over the fourth calendar quarter. The increases in municipal deposits in the periods presented is primarily due to the HVB Merger, and organic growth in deposits generated by our municipal banking and public sector finance teams. Wholesale deposits consist of brokered deposits, except for reciprocal certificate of deposit account registry service (“CDARs”), and certificates of deposit. Wholesale deposits were $1,413,268, $910,092, and $547,513 at December 31, 2016, December 31, 2015, and December 31, 2014, respectively. Wholesale deposits increased based on growth of loans and investment securities. We increased the number of sources that we utilize to attract wholesale deposits to diversify our funding providers.

Certificates of Deposit by Interest Rate Range. The following table sets forth information concerning certificates of deposit by interest rate range at the dates indicated.

	At December 31, 2016 - Period to maturity						December 31,
	1 year or less	1-2 years	2-3 years	3 years or more	Total	% of total	2015	2014
Interest rate range:
1.00% and below	$188,761	$10,803	$5,262	$3,984	$208,810	35.8%	$483,711	$403,242
1.01% to 2.00%	291,401	36,965	37,230	9,348	$374,944	64.2	121,196	72,332
2.01% to 3.00%	—	—	—	—	—	—	283	4,412
3.01% to 4.00%	—	—	—	—	—	—	—	857
4.01% to 5.00%	—	—	—	—	—	—	—	1
Total	$480,162	$47,768	$42,492	$13,332	$583,754	100.0%	$605,190	$480,844

Certificates of Deposit by Time to Maturity. The following table sets forth certificates of deposit by time remaining until maturity as of December 31, 2016.

	Period to maturity
	3 months or less	3-6 months	6-12 months	Over 12 months	Total	Rate
Certificates of deposit less than $100,000	$43,949	$33,399	$30,047	$27,877	$135,272	0.79%
Certificates of deposit $100,000 or more	187,393	99,478	85,896	75,715	448,482	1.04
	$231,342	$132,877	$115,943	$103,592	$583,754	0.98%

Brokered Deposits. We utilize brokered deposits on a limited basis and maintain limits for the use of wholesale deposits and other short-term funding in general to be less than 10% of total assets. Most of the brokered deposit funding has a maturity that coincides with the anticipated inflows of deposits in our municipal banking business.

Listed below are our brokered deposits:

	December 31,
	2016	2015	2014
Non-interest bearing demand	$—	$—	$—
Interest bearing demand	426,437	—	—
Money market	5,560	152,180	75,462
Savings	246,572	—	—
Reciprocal CDARs [1]	153,060	169,958	6,666
CDARs one way [1]	—	106,647	86,530
Total brokered deposits	$831,629	$428,785	$168,658

[1]
Reciprocal CDARs represent deposits in which our core deposit clients have elected to diversify their deposits among us and other financial institutions for purposes of obtaining FDIC insurance coverage on their total deposit amount. However, we maintain full control over the client relationship and deposit pricing. We consider reciprocal CDARs core deposits.

Short-term Borrowings. Our primary source of short-term borrowings (which include borrowings with a maturity less than one year) are advances from the Federal Home Loan Bank of New York. Short-term borrowings also include federal funds purchased and repurchase agreements.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates indicated.

	December 31,
	2016	2015	2014
Balance at end of period	$1,397,642	$999,222	$532,835
Average balance during period	995,693	572,009	427,750
Maximum amount outstanding at any month end	1,397,642	999,222	532,835
Weighted average interest rate at end of period	0.87%	0.69%	0.39%
Weighted average interest rate during period	0.73	0.47	0.43

Short-term borrowings are mainly used to fund loan growth. On a daily basis, the amount of short-term borrowings will fluctuate based on the inflows and outflows of deposits and other sources and uses of funds.

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

For our non-real estate commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. At December 31, 2016, these commitments totaled $811,172. For our real estate businesses, loan commitments are generally for residential, multi-family and commercial construction projects, which totaled $164,805 at December 31, 2016. Loan commitments for our retail customers are generally home equity lines of credit secured by residential property and totaled $80,514 at December 31, 2016. In addition, loan commitments for overdrafts were $16,991. Letters of credit issued by us generally are standby letters of credit. Standby letters of credit are commitments issued by us on behalf of our customer/obligor in favor of a beneficiary that specify an amount we can be called upon to pay upon the beneficiary’s compliance with the terms of the letter of credit. These commitments are primarily issued in favor of local municipalities to support the obligor’s completion of real estate development projects. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Standby letters of credit are conditional commitments to support performance, typically of a contract or the financial integrity of a customer to a third-party, and represent an independent undertaking by us to the third-party. Letters of credit as of December 31, 2016 totaled $114,582.

See Note 17. “Off-Balance-Sheet Financial Instruments” in the notes to consolidated financial statements for additional information regarding lending commitments.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2016. Payments for borrowings do not include interest. Payments for operating leases are based on payments specified in the underlying contracts. Loan commitments, including letters of credit and undrawn lines of credit, are presented at contractual amounts; however, since many of these commitments have historically expired unused or partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments due by period
	1 year or less	1-3 years	3-5 years	5 years or more	Total
Contractual obligations:
FHLB borrowings	$1,381,000	$310,000	$100,000	$—	$1,791,000
Other borrowings	16,642	—	—	—	16,642
Senior Notes	—	76,469	—	—	76,469
Subordinated Notes	—	—	—	172,501	172,501
Time deposits	480,162	90,260	13,332	—	583,754
Operating leases	10,549	18,930	14,145	21,501	65,125
	1,888,353	495,659	127,477	194,002	2,705,491
Other commitments:
Letters of credit	95,655	18,927	—	—	114,582
Undrawn lines of credit	743,823	251,379	82,217	136,188	1,213,607
Total	$2,727,831	$765,965	$209,694	$330,190	$4,033,680

See Note 17. “Off-Balance-Sheet Financial Instruments” in the notes to consolidated financial statements for additional information regarding our contractual obligations.

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

Liquidity and Capital Resources

Capital. At December 31, 2016, stockholders’ equity totaled $1,855,183 compared to $1,665,073 at December 31, 2015. The factors that contributed to the change in stockholders’ equity for the periods is presented in the following table:

	For the calendar year ended December 31,
	2016	2015
Beginning of period	$1,665,073	$975,200
Net income	139,972	66,114
Stock-based compensation	10,105	7,344
Common stock issuance	90,995	85,059
Common stock issued in merger transactions	—	563,613
Other comprehensive (loss) gain	(14,511)	(1,873)
Dividends	(36,451)	(30,384)
Balance at end of period	$1,855,183	$1,665,073

The increase in stockholders’ equity for calendar 2016 was mainly due to net income of $139,972 and the November 22, 2016 common equity issuance in which we issued 4,370,000 common shares and received proceeds, net of costs of issuance of $90,995. The increase was also a result of stock-based compensation. These increases, were partially offset by dividends of $36,451.

The increase in stockholders’ equity for calendar 2015 was mainly due to the following three items: (i) the HVB Merger on June 30, 2015, in which we issued 38,525,154 common shares at the June 29, 2015 closing price of $14.63 which increased stockholders’ equity by $563,613; (ii) the February 11, 2015 common equity issuance, in which we issued 6,900,000 common shares and received proceeds, net of costs of issuance of $85,059; and (iii) net income of $66,114. These increases were partially offset by dividends of $30,384.

The accumulated other comprehensive loss (“AOCI”) component of stockholders’ equity totaled a net, after-tax unrealized loss of $26,635 at December 31, 2016 compared to a net, after-tax unrealized loss of $12,124 at December 31, 2015. The $14,511 decline in calendar 2016 was the result of a $15,638 decrease in the net after-tax value of available for sale securities due to changes in market interest rates and was partially offset by increases in AOCI of $891 related to accretion of the unrealized holding loss on securities transferred to held to maturity in connection with the Provident Merger, and $236 related to accretion of the unrealized holding loss on retirement plan obligations. The $1,873 decline in calendar 2015 was the result of a $8,296 decrease in the net after-tax value of available for sale securities due to changes in market interest rates and was substantially offset by increases in AOCI of $812 related to accretion of the unrealized holding loss on securities transferred to held to maturity in connection with the Provident Merger and $5,611 related to accretion of the unrealized holding loss on retirement plan obligations, which was mainly due to the pension plan termination.

Under current regulatory requirements, amounts reported as AOCI related to securities available for sale, securities transferred to held to maturity, and defined benefit pension plans do not reduce or increase regulatory capital and are not included in the calculation of leverage and risk-based capital ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines to measure Tier 1 and total capital and to take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 16. “Stockholders’ Equity” in the notes to consolidated financial statements.

At December 31, 2016 we held 5,785,579 shares in treasury compared to 6,666,223 at December 31, 2015. We generally use treasury shares for stock-based compensation purposes.

Stock repurchase plans. Our Board has authorized the repurchase of our common stock. At December 31, 2016, there were 776,713 shares available for repurchase. No shares were repurchased under this plan during calendar 2016, calendar 2015 or fiscal 2014. See Part II, Item 5. “Market for Registrants Common Equity, Related Stockholder Matters, Issuer Purchases of Equity Securities”, included elsewhere in this Report.

Dividends. We paid a quarterly dividend of $0.07 per common share in each quarter of calendar 2016 and calendar 2015. We paid a dividend of $0.06 per common share in the first fiscal quarter of 2014 and a dividend of $0.07 per common share in the second, third and fourth fiscal quarters of fiscal 2014.

Basel III Capital Rules. The Basel III Capital Rules became effective for us and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of AOCI in regulatory capital. Accordingly, amounts reported as AOCI related to securities available for sale, securities transferred to held-to-maturity in connection with the Provident Merger and our remaining post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 16. “Stockholders’ Equity - (a) Regulatory Capital Requirements” in the notes to consolidated financial statements.

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

Our ability to access liabilities in a timely fashion is provided by access to funding sources which include core deposits, federal funds purchased and repurchase agreements. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic activity, volatility in the financial markets, unexpected credit events or other significant occurrences. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of December 31, 2016, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

At December 31, 2016, the Bank had $293,646 in cash on hand and unused borrowing capacity at the FHLB of $611,331. In addition, the Bank may purchase additional federal funds from other institutions, enter into additional repurchase agreements, and acquire deposits from wholesale and other sources.

We are a bank holding company and do not conduct operations. Our primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. At December 31, 2016, the Bank had capacity to pay up to $155,724 of dividends to us and maintain its “well capitalized” status under regulatory guidelines. However, the Bank also has developed internal capital management policies and procedures; and under these policies and procedures, the Bank could pay dividends to us of approximately $91,000 at December 31, 2016. We had cash of $48,705, and $25,000 available under a revolving line of credit facility at December 31, 2016.

In September 2016, we renewed our $25,000 revolving line of credit facility with a third-party financial institution that matures on September 4, 2017. The use of proceeds are for general corporate purposes. The facility has not been used and requires us and the Bank to maintain certain ratios related to capital, nonperforming assets to capital, reserves to nonperforming loans and debt service coverage. We and the Bank were in compliance with all requirements of the line of credit facility at December 31, 2016.

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

We actively evaluate interest rate risk in connection with our lending, investing, and deposit activities. We emphasize the origination of CRE loans, C&I loans and residential fixed-rate mortgage loans that are repaid monthly and bi-weekly, and adjustable-rate residential and consumer loans. Depending on market interest rates and our capital and liquidity position, we may retain all of the fixed-rate, fixed-term residential mortgage loans that we originate or we may sell or securitize all, or a portion of such longer-term loans, generally on a servicing-released basis. We also invest in shorter term securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities may help us to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. These strategies may adversely affect net interest income due to lower initial yields on these investments in comparison to longer-term, fixed-rate loans and investments.

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

Estimated Changes in EVE and NII. The table below sets forth, as of December 31, 2016, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves, and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
+300	$1,737,645	$(212,003)	(10.9)%	$519,621	$53,706	11.5%
+200	1,811,982	(137,666)	(7.1)	501,486	35,571	7.6
+100	1,889,421	(60,227)	(3.1)	484,225	18,310	3.9
0	1,949,648	—	—	465,915	—	—
-100	1,943,572	(6,076)	(0.3)	441,067	(24,848)	(5.3)

The table above indicates that at December 31, 2016, in the event of an immediate 200 basis point increase in interest rates, we would expect to experience a 7.1% decrease in EVE and a 7.6% increase in NII. Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on EVE and NII beyond -100 basis points.

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

During the fourth quarter of 2016, the federal funds target rate increased a quarter point to 0.50 - 0.75%. U.S. Treasury yields in the two year maturities increased 14 basis points from 1.06% to 1.20% over the 12-months December 31, 2016 while the yield on U.S. Treasury 10-year notes increased 18 basis points from 2.27% to 2.45% over the same twelve month period. The greater increase in rates on longer-term maturities relative to the increase in rates to short-term maturities resulted in a slightly steeper 2-10 year treasury yield curve at the end of 2016 relative to December 31, 2015. At its December 2016 meeting, the Federal Open Market Committee (the “FOMC”) stated its stance of monetary policy remains accommodative. The FOMC further stated that it expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate and the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data. However, should economic conditions improve at a faster pace than anticipated, the FOMC could increase the federal funds target rate quicker. This could cause the shorter end of the yield curve to rise disproportionately relative to the longer end, thereby resulting in a flatter yield curve and greater margin compression.

ITEM 8.	Financial Statements and Supplementary Data
The following are included in this item:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets as of December 31, 2016 and 2015

(C)
Consolidated Statements of Operations for the years ended December 31, 2016 and 2015, for the three months ended December 31, 2014 and 2013 (2013 Unaudited) and for the fiscal year ended September 30, 2014

(D)
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016 and 2015, for the three months ended December 31, 2014 and 2013 (2013 Unaudited) and for the fiscal year ended September 30, 2014

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016 and 2015, for the three months ended December 31, 2014 and for the fiscal year ended September 30, 2014

(F)
Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015, for the three months ended December 31, 2014 and 2013 (2013 Unaudited) and for the fiscal year ended September 30, 2014

(G)	Notes to Consolidated Financial Statements

The supplementary data required by this item (selected quarterly financial data) is provided in Note 22. “Quarterly Results of Operations (Unaudited)” in the notes to consolidated financial statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sterling Bancorp and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sterling Bancorp and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for the years ended December 31, 2016 and 2015, the three months ended December 31, 2014 and the year ended September 30, 2014. We also have audited Sterling Bancorp and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sterling Bancorp’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Bancorp and Subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015, the 3 months ended December 31, 2014 and the year ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Sterling Bancorp and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

New York, New York
February 24, 2017

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2016 and 2015
(Dollars in thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS:
Cash and due from banks	$293,646	$229,513
Securities:
Available for sale, at fair value	1,727,417	1,921,032
Held to maturity, at amortized cost (fair value of $1,357,997, and $734,079 at December 31, 2016 and 2015, respectively)	1,391,421	722,791
Total securities	3,118,838	2,643,823
Loans held for sale	41,889	34,110
Portfolio loans	9,527,230	7,859,360
Allowance for loan losses	(63,622)	(50,145)
Portfolio loans, net	9,463,608	7,809,215
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock, at cost	135,098	116,758
Accrued interest receivable	43,319	31,531
Premises and equipment, net	57,318	63,362
Goodwill	696,600	670,699
Core deposit and other intangible assets	66,353	77,367
Bank owned life insurance	199,889	196,288
Other real estate owned	13,619	14,614
Other assets	48,270	68,672
Total assets	$14,178,447	$11,955,952
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$10,068,259	$8,580,007
FHLB borrowings	1,791,000	1,409,885
Other borrowings (repurchase agreements)	16,642	16,566
Senior notes	76,469	98,893
Subordinated notes	172,501	—
Mortgage escrow funds	13,572	13,778
Other liabilities	184,821	171,750
Total liabilities	12,323,264	10,290,879
Commitments and Contingent liabilities (See Note 18.)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 190,000,000 shares authorized; 141,043,149 and 136,673,149 shares issued at 2016 and 2015, respectively; 135,257,570 and 130,006,926, outstanding at 2016 and 2015, respectively)	1,411	1,367
Additional paid-in capital	1,597,287	1,506,612
Treasury stock, at cost (5,785,579 shares and 6,666,223 shares at December 31, 2016 and 2015, respectively)	(66,188)	(76,190)
Retained earnings	349,308	245,408
Accumulated other comprehensive loss, net of tax (benefit) of ($17,390) at December 31, 2016 and ($8,961) at December 31, 2015	(26,635)	(12,124)
Total stockholders’ equity	1,855,183	1,665,073
Total liabilities and stockholders’ equity	$14,178,447	$11,955,952
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (2013 unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share and per share data)

	Year ended		Three months ended		Fiscal year ended
	December 31,		December 31,		September 30,
	2016	2015	2014	2013	2014
Interest and dividend income:
Loans, including fees	$390,847	$292,496	$56,869	$43,288	$202,982
Taxable securities	42,540	39,369	7,413	6,903	30,067
Non-taxable securities	23,669	12,076	2,865	2,161	10,453
Other earning assets	4,495	4,200	940	359	3,404
Total interest and dividend income	461,551	348,141	68,087	52,711	246,906
Interest expense:
Deposits	33,189	17,478	2,818	1,834	8,964
Borrowings	24,093	19,447	5,032	5,001	19,954
Total interest expense	57,282	36,925	7,850	6,835	28,918
Net interest income	404,269	311,216	60,237	45,876	217,988
Provision for loan losses	20,000	15,700	3,000	3,000	19,100
Net interest income after provision for loan losses	384,269	295,516	57,237	42,876	198,888
Non-interest income:
Accounts receivable management / factoring commissions and other related fees	17,695	17,088	4,134	2,226	13,146
Mortgage banking income	6,173	11,405	2,858	1,616	8,086
Deposit fees and service charges	15,166	15,871	4,221	3,942	15,595
Net gain (loss) on sale of securities	7,522	4,837	(43)	(645)	641
Bank owned life insurance	5,832	5,235	1,024	740	3,080
Investment management fees	3,710	2,397	403	540	2,209
Other	14,889	5,918	1,360	729	4,613
Total non-interest income	70,987	62,751	13,957	9,148	47,370
Non-interest expense:
Compensation and employee benefits	125,916	104,939	22,410	20,811	90,215
Stock-based compensation plans	6,518	4,581	1,146	991	3,703
Occupancy and office operations	34,486	32,915	7,245	6,333	27,726
Amortization of intangible assets	12,416	10,043	1,873	1,875	9,408
FDIC insurance and regulatory assessments	8,240	7,380	1,568	1,164	6,146
Other real estate owned, net	2,051	274	(81)	368	(237)
Merger-related expense	265	17,079	502	9,068	9,455
Defined benefit plan termination charge	—	13,384	—	2,743	4,095
Loss on extinguishment of borrowings	9,729	—	—	—	—
Other	48,281	69,723	11,151	29,621	57,917
Total non-interest expense	247,902	260,318	45,814	72,974	208,428
Income (loss) before income taxes	207,354	97,949	25,380	(20,950)	37,830
Income tax expense (benefit)	67,382	31,835	8,376	(6,948)	10,152
Net income (loss)	$139,972	$66,114	$17,004	$(14,002)	$27,678
Weighted average common shares:
Basic	130,607,994	109,907,645	83,831,380	70,493,305	80,268,970
Diluted	131,234,462	110,329,353	84,194,916	70,493,305	80,534,043
Earnings per common share:
Basic	$1.07	$0.60	$0.20	$(0.20)	$0.34
Diluted	1.07	0.60	0.20	(0.20)	0.34
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (2013 unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share and per share data)

	Year ended		Three months ended		Fiscal year ended
	December 31,		December 31,		September 30,
	2016	2015	2014	2013	2014
Net income (loss)	$139,972	$66,114	$17,004	$(14,002)	$27,678
Other comprehensive (loss) income:
Change in unrealized holding (losses) gains on securities available for sale	(17,723)	(9,591)	6,858	(615)	15,948
Change in net unrealized gain (loss) on securities transferred to held to maturity	1,473	1,412	310	(9,841)	(8,947)
Reclassification adjustment for net realized (gains) losses included in net income	(7,522)	(4,837)	43	645	(641)
Change in funded status of defined benefit plans and acceleration of future amortization of accumulated other comprehensive loss on defined benefit pension plan	390	9,758	(5,108)	2,336	372
Total other comprehensive (loss) income items	(23,382)	(3,258)	2,103	(7,475)	6,732
Related income tax benefit (expense)	8,871	1,385	(895)	3,340	(2,861)
Other comprehensive (loss) income	(14,511)	(1,873)	1,208	(4,135)	3,871
Total comprehensive income (loss)	$125,461	$64,241	$18,212	$(18,137)	$31,549
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2016 and 2015, the three months ended December 31, 2014 and the fiscal year ended September 30, 2014
(Dollars in thousands, except share and per share data)

	Number of shares	Common stock	Additional paid-in capital	Unallocated ESOP shares	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity
Balance at October 1, 2013	44,351,046	$522	$403,816	$(5,493)	$(88,538)	$187,889	$(15,330)	$482,866
Net income	—	—	—	—	—	27,678	—	27,678
Other comprehensive income	—	—	—	—	—	—	3,871	3,871
Common stock issued in Provident Merger transaction	39,057,968	390	457,362	—	—	—	—	457,752
Stock option & other stock transactions, net	267,188	—	880	—	3,333	(430)	—	3,783
ESOP shares allocated and ESOP termination	(488,403)	—	1,280	5,493	(5,983)	—	—	790
Restricted stock awards, net	440,468	—	(2,774)	—	4,849	—	—	2,075
Cash dividends declared ($0.21 per common share)	—	—	—	—	—	(17,677)	—	(17,677)
Balance at September 30, 2014	83,628,267	912	860,564	—	(86,339)	197,460	(11,459)	961,138
Net income	—	—	—	—	—	17,004	—	17,004
Other comprehensive income	—	—	—	—	—	—	1,208	1,208
Stock option & other stock transactions, net	95,033	—	328	—	1,132	364	—	1,824
Restricted stock awards, net	204,272	—	(2,403)	—	2,299	—	—	(104)
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(5,870)	—	(5,870)
Balance at December 31, 2014	83,927,572	912	858,489	—	(82,908)	208,958	(10,251)	975,200
Net income	—	—	—	—	—	66,114	—	66,114
Other comprehensive loss	—	—	—	—	—	—	(1,873)	(1,873)
Common stock issued in HVB Merger transaction	38,525,154	386	563,227	—	—	—	—	563,613
Stock option & other stock transactions, net	322,132	—	940	—	3,502	720	—	5,162
Restricted stock awards, net	332,068	—	(1,034)	—	3,216	—	—	2,182
Common equity issued, net of costs of issuance	6,900,000	69	84,990	—	—	—	—	85,059
Cash dividends declared ($0.28 per common share)	—	—	—	—	—	(30,384)	—	(30,384)
Balance at December 31, 2015	130,006,926	1,367	1,506,612	—	(76,190)	245,408	(12,124)	1,665,073
Net income	—	—	—	—	—	139,972	—	139,972
Other comprehensive loss	—	—	—	—	—	—	(14,511)	(14,511)
Stock option & other stock transactions, net	499,659	—	486	—	5,894	(1,198)	—	5,182
Restricted stock awards, net	380,985	—	(762)	—	4,108	1,577	—	4,923
Common equity issued, net of costs of issuance	4,370,000	44	90,951	—	—	—	—	90,995
Cash dividends declared ($0.28 per common share)	—	—	—	—	—	(36,451)	—	(36,451)
Balance at December 31, 2016	135,257,570	$1,411	$1,597,287	$—	$(66,188)	$349,308	$(26,635)	$1,855,183
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (2013 unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands)

	Year ended		Three months ended		Fiscal year ended
	December 31,		December 31,		September 30,
	2016	2015	2014	2013	2014
Cash flows from operating activities:
Net income (loss)	$139,972	$66,114	$17,004	$(14,002)	$27,678
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses	20,000	15,700	3,000	3,000	19,100
Asset impairments and other restructuring charges	4,485	40,350	610	9,302	11,043
Charge for termination of defined benefit pension plans	—	13,384	—	2,743	4,095
Loss (gain) on extinguishment of debt	9,729	—	—	—	(712)
Loss (gain) and write-downs on other real estate owned	294	(1,066)	(83)	332	(1,208)
Loss (gain) on sale of premises and equipment	—	116	—	(93)	(93)
Depreciation and amortization of premises and equipment	8,375	7,476	1,456	1,617	6,507
Amortization of intangibles	12,416	10,043	1,873	1,875	9,408
Net gains on loans held for sale	(7,591)	(11,405)	(2,858)	(1,616)	(8,086)
Net (gains) losses on sales of securities	(7,522)	(4,837)	43	645	(641)
Net (gain) on sale of trust division	(2,255)	—	—	—	—
Net (accretion) amortization on loans	(18,093)	(10,555)	435	364	2,330
Net amortization of premiums on securities	16,024	5,916	694	511	3,176
Accretion of discount, amortization of premium on borrowings, net	1,053	(81)	(69)	87	(446)
Restricted stock and ESOP expense	6,114	3,671	830	772	2,803
Stock option compensation expense	404	909	316	219	901
Originations of loans held for sale	(447,950)	(599,853)	(138,542)	(113,572)	(462,030)
Proceeds from sales of loans held for sale	447,762	623,747	112,013	122,020	483,622
Increase in cash surrender value of BOLI	(5,832)	(5,235)	(1,024)	(742)	(3,198)
Deferred income tax expense (benefit)	(890)	339	(12,080)	1,857	(3,059)
Other adjustments (principally net changes in other assets and other liabilities)	22,404	(62,977)	(5,359)	(6,281)	36,474
Net cash provided by (used in) operating activities	198,899	91,756	(21,741)	9,038	127,664
Cash flows from investing activities:
Purchases of securities:
Available for sale	(976,383)	(1,113,952)	(292,554)	(67,044)	(407,438)
Held to maturity	(751,206)	(193,282)	(4,347)	(54,315)	(172,899)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	286,371	135,978	23,739	42,972	163,199
Held to maturity	73,925	45,340	11,153	5,258	31,227
Proceeds from sales of securities available for sale	858,531	893,610	244,835	247,650	529,107
Loan originations, net	(1,298,341)	(1,266,519)	(98,699)	(9,780)	(659,013)
Portfolio loans purchased	(163,320)	—	—	—	—
Proceeds from sale of loans held for investment	121,028	44,020	42,863	—	—

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (2013 unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands)

	Year ended		Three months ended		Fiscal year ended
	December 31,		December 31,		September 30,
	2016	2015	2014	2013	2014
Proceeds from sales of other real estate owned	6,205	3,566	1,825	—	9,645
Purchase of FHLB and FRB stock, net	(18,340)	(35,491)	(9,352)	(11,338)	(34,093)
Purchase of low income housing tax credit	—	—	—	—	(1,966)
Redemption of and benefits received on bank owned life insurance	2,231	3,700	—	—	—
Purchase of bank owned life insurance	—	—	(30,000)	—	—
Purchases of premises and equipment	(4,155)	(8,047)	(4,326)	(8,572)	(2,584)
Proceeds from the sale of premises and equipment	—	—	—	627	310
Cash (paid for) received from acquisitions	(346,690)	854,318	—	277,798	277,798
Net cash (used in) provided by investing activities	(2,210,144)	(636,759)	(114,863)	423,256	(266,707)
Cash flows from financing activities:
Net increase (decrease) in transaction, savings and money market deposits	1,509,054	186,431	(129,302)	(289,376)	301,028
Net increase (decrease) in time deposits	(20,802)	20,505	42,973	(49,544)	(261,858)
Net increase (decrease) in short-term FHLB borrowings	331,000	127,000	128,309	(103,378)	112,383
Advances of term FHLB borrowings	1,050,000	605,000	90,000	49,944	375,000
Repayments of term FHLB borrowings	(999,896)	(325,243)	(10,059)	—	(236,877)
Net increase (decrease) in other borrowings	76	(18,646)	(35,793)	—	(37,177)
Repayment of Senior Notes	(23,793)	—	—	—	—
Repayment of debt assumed in acquisition	—	(4,485)	—	—	—
Issuance of Bank Subordinated Notes	171,813	—	—	—	—
Redemption of Subordinated Debentures	—	—	—	—	(26,140)
Net increase (decrease) in mortgage escrow funds	(206)	4,995	(327)	814	(8,152)
Proceeds from stock option exercises	3,588	2,764	574	1,479	3,042
Proceeds from issuance of common equity	90,995	85,059	—	—	—
Cash dividends paid	(36,451)	(30,384)	(5,870)	(2,661)	(17,677)
Net cash provided by (used in) financing activities	2,075,378	652,996	80,505	(392,722)	203,572
Net increase (decrease) in cash and cash equivalents	64,133	107,993	(56,099)	39,572	64,529
Cash and cash equivalents at beginning of period	229,513	121,520	177,619	113,090	113,090
Cash and cash equivalents at end of period	$293,646	$229,513	$121,520	$152,662	$177,619
Supplemental cash flow information:
Interest payments	$57,971	$37,198	$6,429	$6,061	$29,419
Income tax payments	64,904	39,315	12,473	4,651	12,473
Real estate acquired in settlement of loans	4,780	11,025	29	873	2,542
Securities purchased pending settlement	24,720	—	—	—	—
Loans transfered from held for investment to held for sale	121,028	44,020	42,229	—	—
Securities available for sale transferred to held to maturity	—	—	—	221,904	—
Securities held to maturity transferred to available for sale	—	—	—	165,230	—

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (2013 unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands)

	Year ended		Three months ended		Fiscal year ended
	December 31,		December 31,		September 30,
	2016	2015	2014	2013	2014
Acquisitions:
Non-cash assets acquired:
Securities available for sale	$—	$710,230	$—	$233,244	$233,190
Securities held to maturity	—	3,611	—	374,721	374,721
Loans held for sale	—	—	—	30,341	30,341
Total loans, net	320,447	1,814,826	—	1,698,108	1,698,108
FRB stock	—	5,830	—	7,680	7,680
Accrued interest receivable	1,443	7,392	—	6,590	6,590
Goodwill	25,698	281,773	—	224,400	224,208
Core deposit and other intangibles	1,500	42,789	—	20,089	20,089
Trade name	—	—	—	20,500	20,500
Bank owned life insurance	—	44,231	—	55,374	55,374
Premises and equipment, net	176	17,063	—	23,594	23,594
Other real estate owned	—	222	—	5,815	5,815
Other assets	2,265	25,871	—	22,266	22,534
Total non-cash assets acquired	351,529	2,953,838	—	2,722,722	2,722,744
Liabilities assumed:
Deposits	—	3,160,746	—	2,297,190	2,297,190
Escrow deposits	—	4,616	—	—	—
FHLB and other borrowings	—	—	—	100,619	100,619
Other borrowings	—	25,366	—	62,465	62,465
Subordinated debentures	—	—	—	26,527	26,527
Other liabilities	4,839	50,181	—	55,960	55,960
Total liabilities assumed	4,839	3,240,909	—	2,542,761	2,542,761
Net non-cash asset (liabilities) acquired (assumed)	346,690	(287,071)	—	179,961	179,983
Cash and cash equivalents acquired in acquisitions	4,762	879,240	—	277,798	277,798
Total consideration paid	$351,452	$592,169	$—	$457,759	$457,781

The Company completed the following acquisitions which are included in the “Acquisitions” portion of the statement of cash flows for the following periods: (i) NewStar Business Credit for the year ended December 31, 2016; (ii) Hudson Valley Holding Corp. and Damian Services Corporation for the year ended December 31, 2015; and legacy Sterling Bancorp for the three months ended December 31, 2013 The differences between the acquired balances in the three months ended December 31, 2013 and the fiscal year ended September 30, 2014 were principally related to updates to the fair value adjustments on securities available for sale, associated deferred taxes (included in other assets acquired) and goodwill recorded in the acquisition of Provident Merger.
See accompanying notes to consolidated financial statements.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

(1) Basis of Financial Statement Presentation and Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation
The consolidated financial statements include the accounts of Sterling Bancorp (the “Company”), Sterling National Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries. The Bank’s subsidiaries included at December 31, 2016: (i) Sterling National Funding Corp, a company that originates loans to municipalities and governmental entities and acquires securities issued by state and local governments; (ii) Sterling REIT, Inc., a real estate investment trust that hold a portion of the Company’s real estate loans; (iii) Provest Services Corp. II, which has engaged a third-party provider to sell mutual funds and annuities to the Bank’s customers and (iv) several limited liability companies which hold other real estate owned. Intercompany transactions and balances are eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain amounts from prior periods have been reclassified to conform to the current period presentation. Reclassifications had no affect on prior period net income or stockholders’ equity. The financial statements include audited balance sheets as of December 31, 2016 and 2015. As a result of the change in the Company’s fiscal year end, financial statements include: results of operations, changes in stockholders’ equity, accumulated other comprehensive income (loss) and cash flows for the years ended December 31, 2016 (“calendar 2016”) and December 31, 2015 (“calendar 2015); for the three months ended December 31, 2014 (the “transition period”); and for the fiscal year ended September 30, 2014 (“fiscal 2014”). For comparative purposes, we have also presented financial statements and accompanying footnotes for the three months ended December 31, 2013 (the “2013 transition period”), which are unaudited. The unaudited information, in the opinion of management, includes all adjustments consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position and results of its operations.

Nature of Business
Since October 31, 2013, Sterling is a bank holding company and financial holding company under the Bank Holding Company Act of 1956. Sterling is a Delaware corporation that owns all of the outstanding shares of the Bank. Sterling is listed on the New York Stock Exchange (“NYSE”) under the symbol STL.

The Bank, an independent, full-service bank founded in 1888, is headquartered in Montebello, New York and is the principal subsidiary of Sterling. The Bank accounts for substantially all of Sterling’s consolidated assets and results of operations. The Bank operates through commercial banking teams and financial centers which serve the greater New York metropolitan region. The Bank targets the following geographic markets: (i) the New York Metro Market, which includes Manhattan, the boroughs and Long Island; and (ii) the New York Suburban Market, which consists of Rockland, Orange, Sullivan, Ulster, Putnam and Westchester counties in New York and Bergen County in New Jersey. The Bank also operates its commercial finance businesses, which include asset-based lending, payroll financing, factoring, warehouse lending, equipment financing, public sector financing and restaurant franchise financing loans (which are included with traditional commercial and industrial loans), which target markets across the U.S.

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

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

Restrictions on Cash
The Bank was required to have $99,594 and $25,070 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2016 and 2015, respectively.

Securities
Securities include U.S. government agency and government sponsored agencies, municipal and corporate bonds, mortgage-backed securities, collateralized mortgage obligations and trust preferred securities. The Company classifies its securities among two categories: held to maturity and available for sale. The Company determines the appropriate classification of the Company’s securities at the time of purchase. Held to maturity securities are limited to debt securities for which there is the intent and the ability to hold to maturity. These securities are reported at amortized cost. The Company does not engage in trading activities. All other debt and marketable equity securities are classified as available for sale.

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

Securities are evaluated for other-than-temporary-impairment (“OTTI”) at least quarterly, and more frequently when economic and market conditions warrant such an evaluation. For securities in an unrealized loss position, the Company considers the extent and duration of the unrealized loss, and the financial condition of the issuer. The Company also assesses whether it intends to sell, or is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either criteria regarding intent to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. If (i) the Company does not expect to recover the entire amortized cost basis of the security; (ii) the Company does not intend to sell the security; (iii) and it is not more likely than not that the Company will be required to sell the

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

security before recovery of its amortized cost basis, the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of OTTI related to credit loss is recognized in earnings while the amount related to other factors is recognized in other comprehensive income, net of applicable taxes. The cost basis of individual equity securities is written down to estimated fair value through a charge to earnings when declines in value below cost are considered to be other than temporary. As of December 31, 2016, the Company did not intend to sell, nor is it more likely than not that it would be required to sell, any of its debt securities with unrealized losses prior to recovery of its amortized cost basis less any current period credit loss. (See Note 3. “Securities”).

Loans Held For Sale
Mortgage loans and commercial loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. In the absence of commitments from investors, fair value is based on current investor yield requirements. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

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

A loan is placed on non-accrual status upon the earlier of: (i) when Sterling determines that the borrower may likely be unable to meet contractual principal or interest obligations; or (ii) when payments are 90 days or more past due, unless well secured and in the process of collection. Accrual of interest ceases and, in general, uncollected past due interest is reversed and charged against current interest income. Interest payments received on non-accrual loans, including impaired loans, are not recognized as income unless warranted based on the borrower’s financial condition and payment record. Furthermore, negative tax escrow will be included in the unpaid principal for loans individually evaluated for impairment, as this is part of the customer’s legal obligation to the Company. (See Note 4. “Portfolio Loans”).

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

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

The classes considered real estate secured are: residential mortgage loans; commercial real estate (“CRE”) loans, multi-family loans; acquisition, development and construction (“ADC”) loans, home equity lines of credit and certain consumer loans. The classes considered unsecured or secured by other than real estate collateral are: commercial & industrial (“C&I”) loans, which includes traditional C&I, asset-based lending; payroll finance loans; warehouse lending; factored receivables; equipment finance loans; public sector finance; and consumer loans. In all segments or classes, significant loans are reviewed for impairment once they are past due 90 days or more or are classified substandard or doubtful. Generally the Company considers a homogeneous residential mortgage or home equity line of credit to be significant if the Company’s investment in the loan is greater than $500. If a loan is deemed to be impaired in one of the real estate secured segments, it is generally considered collateral dependent. If the value of the collateral securing a collateral dependent impaired loan is less than the loan’s carrying value, a charge-off is recognized equal to the difference between the appraised value and the book value of the loan. Additionally, impairment reserves are recognized for estimated costs to hold and liquidate and for a discount to the appraisal value, which is generally 22% for all loans collateralized by real estate. Impaired loans in the real estate secured segments are generally re-appraised using a summary or drive-by appraisal report every six to nine months.

For smaller balance C&I loans we charge-off the full amount of the loan when it becomes 90 days or more past due, or earlier in the case of bankruptcy, after giving effect to any cash or marketable securities pledged as collateral for the loan. For other classes of C&I loans, the Company prepares a cash flow projection, and charges-off the difference between the net present value of the cash flows discounted at the effective note rate and the carrying value of the loan, and generally recognize a 10% impairment reserve to account for the potential imprecision of its estimates. However, in most of these cases, receipt of future cash flows is too unreliable to be considered probable, resulting in the charge-off of the entire balance of the loan. For unsecured consumer loans, charge-offs are recognized once the loan is 90 days to 120 days or more past due or the borrower files for bankruptcy protection.

Subsequent recoveries, if any, are credited to the allowance for loan losses. The allowance for loan losses consists of amounts specifically allocated to non-performing loans and other criticized or classified loans (if any), as well as allowances determined for the pass rated loans in each major loan category. After the Company establishes an allowance for loan losses for loans that are known to be non-performing, criticized or classified, it calculates a percentage to apply to the remaining loan portfolio to estimate the probable incurred losses inherent in that portion of the portfolio. These percentages are determined by management, based on historical loss experience for the applicable loan class, and are adjusted to reflect its evaluation of:

•levels of, and trends in, delinquencies and non-accruals;
•trends in volume and terms of loans;
•effects of any changes in lending policies and procedures;

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

•experience, ability, and depth of lending management and staff;
•national and local economic trends and conditions;

•	concentrations of credit by such factors as location, industry, inter-relationships, and borrowers; and

•	for commercial loans, trends in risk ratings.

CRE loans subject the Company to the risks that the property securing the loan may not generate sufficient cash flow to service the debt or the borrower may use the cash flow for other purposes. In addition, if necessary, the foreclosure process may be slow and properties may deteriorate in the process. The market values are also subject to a wide variety of factors, including general economic conditions, industry specific factors, environmental factors, interest rates and the availability and terms of credit.

Commercial lending presents a risk because repayment depends on the successful operation of the business, which is subject to a wide range of risks and uncertainties. In addition, the ability to successfully liquidate collateral, if any, is subject to a variety of risks because the Company must gain control of assets used in the borrower’s business before foreclosing, which it cannot be assured of doing, and the value in a foreclosure sale or other means of liquidation is uncertain.

ADC lending is considered higher risk and exposes the Company to greater credit risk than permanent mortgage financing. The repayment of ADC loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event the Company makes a land acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Development and construction loans also expose the Company to the risk that improvements will not be completed on time or in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. All of these factors are considered as part of the underwriting, structuring and pricing of the loan. The Company has deemphasized originations of land acquisition and land development loans; however, it does originate construction loans on an exception basis but only to select clients principally within our immediate footprint.

When the Company evaluates residential mortgage loans and consumer - home equity loans it weighs both the credit capacity of the borrower and the collateral value of the home. If unemployment or underemployment increase, the credit capacity of underlying borrowers will decrease, which increases its risk. Similarly, as the Company obtains a mortgage on the property, if home prices decline, it is exposed to risk in both its first mortgage and equity lending programs due to declines in the value of its collateral. The Company is also exposed to risk because the time to foreclose is significant and has become longer under current market conditions. (See Note 5 “Allowance for Loan Losses”).

Troubled Debt Restructuring
Troubled debt restructuring (“TDR”) is a formally renegotiated loan in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that would not have been granted to the borrower otherwise. Not all loans that are restructured as a TDR are classified as non-accrual before the restructuring occurs. Restructured loans can convert from non-accrual to accrual status when said loans have demonstrated performance, generally evidenced by six months of consistent payment performance in accordance with the restructured terms, or by the presence of other significant items. (See Note 4. “Portfolio Loans”).

Federal Reserve Bank of New York and Federal Home Loan Bank Stock
As a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB”), the Bank is required to hold a certain amount of FRB and FHLB common stock. This stock is a non-marketable equity security and is reported at cost.

Premises and Equipment
Land is reported at cost, while premises and equipment are reported at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three years for equipment and 40 years for premises. Leasehold improvements are amortized on a straight-line basis over the terms of the respective leases, including renewal options, or the estimated useful lives of the improvements, whichever is shorter. Routine holding costs are charged to expense as incurred, while significant improvements are capitalized. The Company recognizes an impairment charge to its premises and equipment, generally in connection with a decision to consolidate or close a financial center. Impairment is based on the excess of the carrying amount of assets over the fair value of the assets. Fair value is determined by third-party valuations or appraisals and evaluations prepared by management. (See Note 6. “Premises and Equipment, Net”).

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

Goodwill, Trade Names and Other Intangible Assets
Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill and trade names (which are included with core deposits and other intangible assets in the consolidated balance sheet) acquired in a purchase business combination that have an indefinite useful life are not amortized, but are tested for impairment at least annually. Goodwill and trade names are the only intangible assets with an indefinite life on the Company’s balance sheet.

The Company accounts for goodwill, trade names and other intangible assets in accordance with GAAP, which, in general, requires that goodwill and trade names not be amortized, but rather that they be tested for impairment at least annually at the reporting unit level. The Company operates as one reporting unit. The Company has the option to first perform a qualitative assessment to test goodwill for impairment on a reporting-unit-by-reporting-unit basis. If, after performing the qualitative assessment, the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will perform the two-step process described below:

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

At December 31, 2016, the Company assessed goodwill for impairment using qualitative factors and concluded the two-step process was unnecessary.

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

Other Real Estate Owned
Real estate properties acquired through loan foreclosures are recorded initially at estimated fair value, less expected sales costs, with any resulting write-down charged to the allowance for loan losses. Other real estate owned (“OREO”) also includes the fair value of the Bank’s financial centers that are held for sale. Any write-down associated with the transfer of a financial center from premises and equipment to OREO is included as a charge to other non-interest expense in the consolidated statement of operations. Subsequent valuations of OREO are performed by management, and the carrying amount of a property is adjusted by a charge to expense to reflect any subsequent declines in estimated fair value. Fair value estimates are based on recent appraisals and other available information. Routine holding costs are charged to expense as incurred, while significant improvements are capitalized. Gains and losses on sales of OREO properties are recognized upon disposition.

Other Borrowings - Securities Repurchase Agreements
In securities repurchase agreements, the Company transfers securities to a counterparty under an agreement to repurchase the identical securities at a fixed price on a future date. These agreements are accounted for as secured financing transactions since the Company maintains effective control over the transferred securities and the transfer meets other specified criteria. Accordingly, the transaction proceeds are recorded as borrowings and the underlying securities continue to be carried in the Company’s investment securities portfolio. Disclosure of the pledged securities is made in the consolidated balance sheets if the counterparty has the right by contract to sell or re-pledge such collateral. (See Note 9. “Borrowings, Senior Notes and Subordinated Notes”).

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

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

The Company evaluates uncertain tax positions in a two step process. The first step is recognition, which requires a determination of whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement. Under the measurement step, a tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. A previously recognized tax position that no longer meets the more likely than not recognition threshold should be derecognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company did not have any such position as of December 31, 2016. (See Note 11. “Income Taxes”).

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

Fair Values of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 19. “Fair Value Measurements” Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.  (See Note 18. “Commitments and Contingencies”).

Stock-Based Compensation Plans
Compensation expense for stock options and non-vested stock awards/stock units is based on the fair value of the award on the measurement date, which is the date of grant. The expense is recognized ratably over the service period of the award. The fair value of stock options is estimated using a Black-Scholes valuation model. The fair value of non-vested stock awards/stock units is generally the market price of the Company’s common stock on the date of grant. (See Note 12 “Stock-Based Compensation”).

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

(2) Acquisitions
Restaurant Franchise Financing Loan Portfolio
On September 9, 2016, the Bank acquired a restaurant franchise financing loan portfolio from GE Capital with an unpaid principal balance of $169,760. Total cash paid for the portfolio was $163,282, which included a discount to the balance of gross loans receivable of 4.00%, or $6,790, plus accrued interest receivable. As the acquired assets did not constitute a business, the transaction was accounted for as an asset purchase. These loans are classified as traditional C&I loans. (See Note 4. “Portfolio Loans” for additional information.)

Acquisition of NewStar Business Credit LLC (“NSBC”)
On March 31, 2016, the Bank acquired 100% of the outstanding equity interests of NSBC (the “NSBC Acquisition”). NSBC was a provider of asset-based lending solutions to middle market commercial clients. NSBC’s loans had a fair value of $320,447 on the acquisition date and consisted of 100% floating-rate assets. The Bank paid a premium on the balance of gross loans receivable acquired of 5.90%, or $18,906. The Bank assumed $4,839 of liabilities, which consisted mainly of cash collateral on loans outstanding. The Bank recognized a customer list intangible asset of $1,500 that is being amortized over its 24-month estimated life and $25,698 of goodwill. The Bank recorded a $1,500 restructuring charge consisting mainly of retention and severance compensation, IT contract terminations and professional fees.

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

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

Acquired loan portfolio data in the HVB Merger is presented below:

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

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
The fair value of land, buildings and equipment was estimated using appraisals. Buildings are amortized over their estimated useful lives of approximately 30 years. Improvements and equipment are amortized or depreciated over their estimated useful lives ranging from one to five years.
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
Direct acquisition and other charges incurred in connection with the HVB Merger were expensed as incurred and totaled $14,381 for calendar 2015 and $502 for the transition period. These expenses were recorded in Merger-related expense on the consolidated statements of operations. Results of operations for calendar 2015 included a charge for asset write-downs, severance and retention compensation, information technology services and other contract terminations, and impairment of leases which totaled $28,055 and was recorded in other non-interest expense in the consolidated statements of operations. The results of operations were not impacted by the HVB Merger for the other periods presented on the consolidated statements of operations.
The following table presents selected unaudited pro forma financial information reflecting the HVB Merger assuming it was completed as of October 1, 2013. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the HVB Merger actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full fiscal year period. Pro forma basic and diluted EPS were calculated using the Company’s actual weighted average shares outstanding for the periods presented, plus the incremental shares issued, assuming the HVB Merger occurred at the beginning of the periods presented. The unaudited pro forma information is based on the actual financial statements of the Company for the periods presented, and on the actual financial statements of HVHC for fiscal 2014 and in 2015 until the date of the HVB Merger, at which time HVHC’s results of operations were included in the Company’s financial statements.
The unaudited pro forma information for calendar 2015, the transition period and fiscal 2014 set forth below reflects adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; and (c) adjustments to interest income and expense due to amortization of premiums and accretion of discounts. Direct merger-related expenses and charges incurred in calendar 2015 and the 2014 transition period and costs incurred to write-down assets and accrue for retention and severance compensation are assumed to have occurred prior to October 1, 2013. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue enhancement opportunities or anticipated potential cost savings for periods that include data as of June 30, 2015 or earlier.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

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
Damian Acquisition
On February 27, 2015, the Bank acquired 100% of the outstanding common stock of Damian Services Corporation (“Damian”) for total consideration of $24,670 in cash. Damian was a payroll services provider located in Chicago, Illinois. In connection with the acquisition, the Bank acquired $22,307 of outstanding payroll finance loans and assumed $14,560 of liabilities. The Bank recognized a customer list intangible asset of $8,950 that is being amortized over its 16 year estimated life, and $11,930 of goodwill. The Bank also recognized a $1,500 restructuring charge, consisting mainly of retention and severance compensation and asset write-downs related to the consolidation of Damian’s operations, and approximately $300 of legal fees.

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

Provident Merger
On October 31, 2013, the Company completed the Provident Merger. Under the terms of the Agreement and Plan of Merger, Legacy Sterling shareholders received 1.2625 shares of Legacy Provident’s common stock for each share of Legacy Sterling common stock, which resulted in the issuance of 39,057,968 shares. Based on the closing stock price of $11.72 per share on October 31, 2013, the aggregate consideration paid to Legacy Sterling shareholders was $457,781, including $23 paid in cash for fractional shares, and $6 for outstanding vested stock options. Consistent with the Company’s strategy, the primary reason for the Provident Merger was the expansion of the Company’s geographic footprint and diversification of its business in the greater New York metropolitan region and beyond.

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

Consideration paid through Legacy Provident New York Bancorp common stock issued to Legacy Sterling shareholders	$457,781

	Legacy Sterling carrying value	Fair value adjustments		As recorded at acquisition
Cash and cash equivalents	$277,798	$—		$277,798
Investment securities	613,154	(5,243)	(a)	607,911
Loans held for sale	30,341	—		30,341
Loans	1,704,801	(6,693)	(b)	1,698,108
Federal Reserve Bank stock	7,680	—		7,680
Bank owned life insurance	55,374	—		55,374
Premises and equipment	21,293	2,301	(c)	23,594
Accrued interest receivable	6,590	—		6,590
Core deposit and other intangibles	—	20,089	(d)	20,089
Trade name intangible	—	20,500	(e)	20,500
Other real estate owned	1,720	4,095	(f)	5,815
Other assets	40,877	(19,944)	(g)	20,933
Deposits	(2,296,713)	(477)	(h)	(2,297,190)
FHLB borrowings	(100,346)	(273)	(i)	(100,619)
Other borrowings	(62,465)	—		(62,465)
Subordinated Debentures	(25,774)	(753)	(j)	(26,527)
Other liabilities	(60,462)	4,502	(k)	(55,960)
Total identifiable net assets	$213,868	$18,104		$231,972
Goodwill recorded in the Provident Merger				$225,809
Explanation of certain fair value related adjustments:

(a)	Represents the fair value adjustment on investment securities held to maturity.

(b)
Represents the elimination of Legacy Sterling’s allowance for loan losses and an adjustment of the amortized cost of loans to estimated fair value, which includes an interest rate mark and credit mark. Gross loans acquired were $1,723,447; and of the acquired loans, $1,699,271 were not considered PCI loans. The Company recorded a fair value adjustment of $14,440.

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

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
The fair value of premises and equipment and OREO was estimated using appraisals of like kind properties and assets. Premises, equipment and leasehold improvements will be amortized or depreciated over their estimated useful lives ranging from one to five years for equipment or over the life of the lease for leasehold improvements. OREO is not amortized and is carried at estimated fair value determined by the appraised value less costs to sell.
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
Direct acquisition and integration costs of the Provident Merger were expensed as incurred and totaled $9,455 for fiscal 2014, of which $9,068 was incurred during the 2013 transition period. These items were recorded as Merger-related expense in the consolidated statement of operations. Other direct integration costs of the Provident Merger for fiscal 2014 totaled $26,590, of which $22,167 was incurred during the three months ended December 31, 2013, and included charges for asset write-downs, severance and retention compensation, and banking systems conversion. These items were recorded in other non-interest expense in the consolidated statement of operations.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

(3) Securities

A summary of amortized cost and estimated fair value of our securities is presented below:

	December 31, 2016
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Residential MBS:
Agency-backed	$1,213,733	$569	$(20,821)	$1,193,481	$277,539	$1,353	$(3,625)	$275,267
CMO/Other MBS	57,563	44	(926)	56,681	40,594	74	(572)	40,096
Total residential MBS	1,271,296	613	(21,747)	1,250,162	318,133	1,427	(4,197)	315,363
Other securities:
Federal agencies	204,770	2	(10,793)	193,979	58,200	1,392	—	59,592
Corporate	43,464	150	(1,108)	42,506	35,048	431	(11)	35,468
State and municipal	245,304	739	(5,273)	240,770	974,290	3,571	(36,232)	941,629
Other	—	—	—	—	5,750	195	—	5,945
Total other securities	493,538	891	(17,174)	477,255	1,073,288	5,589	(36,243)	1,042,634
Total securities	$1,764,834	$1,504	$(38,921)	$1,727,417	$1,391,421	$7,016	$(40,440)	$1,357,997

	December 31, 2015
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Residential MBS:
Agency-backed	$1,222,912	$2,039	$(7,089)	$1,217,862	$252,760	$1,857	$(1,214)	$253,403
CMO/Other MBS	79,430	76	(1,133)	78,373	49,842	87	(619)	49,310
Total residential MBS	1,302,342	2,115	(8,222)	1,296,235	302,602	1,944	(1,833)	302,713
Other securities:
Federal agencies	85,124	7	(864)	84,267	104,135	2,458	(635)	105,958
Corporate	321,630	522	(7,964)	314,188	25,241	11	(200)	25,052
State and municipal	187,399	2,187	(551)	189,035	285,813	9,327	(134)	295,006
Trust preferred	27,928	589	—	28,517	—	—	—	—
Other	8,781	9	—	8,790	5,000	350	—	5,350
Total other securities	630,862	3,314	(9,379)	624,797	420,189	12,146	(969)	431,366
Total securities	$1,933,204	$5,429	$(17,601)	$1,921,032	$722,791	$14,090	$(2,802)	$734,079

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

The amortized cost and estimated fair value of securities at December 31, 2016 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date.

	December 31, 2016
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Other securities remaining period to contractual maturity:
One year or less	$11,605	$11,632	$24,815	$24,916
One to five years	88,794	88,424	64,750	65,931
Five to ten years	251,244	242,184	204,404	205,629
Greater than ten years	141,895	135,015	779,319	746,158
Total other securities	493,538	477,255	1,073,288	1,042,634
Residential MBS	1,271,296	1,250,162	318,133	315,363
Total securities	$1,764,834	$1,727,417	$1,391,421	$1,357,997

Sales of securities for the periods indicated below were as follows:

	Year ended		Three months ended		Fiscal year ended
	December 31,		December 31,		September 30,
	2016	2015	2014	2013	2014
Available for sale:
Proceeds from sales	$858,531	$893,610	$244,835	$247,650	$529,107
Gross realized gains	10,665	6,018	409	211	1,964
Gross realized losses	(3,143)	(1,181)	(452)	(856)	(1,323)
Income tax expense (benefit) on realized net gains (losses)	2,445	1,572	(14)	(214)	172

At December 31, 2016 and 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

The following table summarizes securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available for sale
December 31, 2016
Residential MBS:
Agency-backed	$1,101,641	$(20,816)	$686	$(5)	$1,102,327	$(20,821)
CMO/Other MBS	38,841	(506)	15,239	(420)	54,080	(926)
Total residential MBS	1,140,482	(21,322)	15,925	(425)	1,156,407	(21,747)
Other securities:
Federal agencies	185,504	(10,793)	4	—	185,508	(10,793)
Corporate	10,399	(137)	14,942	(971)	25,341	(1,108)
State and municipal	173,062	(5,196)	3,733	(77)	176,795	(5,273)
Total other securities	368,965	(16,126)	18,679	(1,048)	387,644	(17,174)
Total	$1,509,447	$(37,448)	$34,604	$(1,473)	$1,544,051	$(38,921)
December 31, 2015
Residential MBS:
Agency-backed	$18,983	$(528)	$854,491	$(6,561)	$873,474	$(7,089)
CMO/Other MBS	23,682	(717)	41,946	(416)	65,628	(1,133)
Total residential MBS	42,665	(1,245)	896,437	(6,977)	939,102	(8,222)
Other securities:
Federal agencies	14,933	(260)	57,886	(604)	72,819	(864)
Corporate	19,257	(715)	236,048	(7,249)	255,305	(7,964)
State and municipal	3,439	(27)	42,924	(524)	46,363	(551)
Total other securities	37,629	(1,002)	336,858	(8,377)	374,487	(9,379)
Total	$80,294	$(2,247)	$1,233,295	$(15,354)	$1,313,589	$(17,601)

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

The following table summarizes securities held to maturity with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Held to maturity
December 31, 2016
Residential MBS:
Agency-backed	$185,116	$(3,623)	$213	$(2)	$185,329	$(3,625)
CMO/Other MBS	34,786	(572)	—	—	34,786	(572)
Total residential MBS	219,902	(4,195)	213	(2)	220,115	(4,197)
Other securities:
Corporate	—	—	5,037	(11)	5,037	(11)
State and municipal	758,690	(36,169)	2,816	(63)	761,506	(36,232)
Total other securities	758,690	(36,169)	7,853	(74)	766,543	(36,243)
Total	$978,592	$(40,364)	$8,066	$(76)	$986,658	$(40,440)
December 31, 2015
Residential MBS:
Agency-backed	$—	$—	$132,585	$(1,214)	$132,585	$(1,214)
CMO/Other MBS	5,960	(156)	40,033	(463)	45,993	(619)
Total residential MBS	5,960	(156)	172,618	(1,677)	178,578	(1,833)
Other securities:
Federal agencies	14,642	(358)	9,723	(277)	24,365	(635)
Corporate	—	—	20,039	(200)	20,039	(200)
State and municipal	2,562	(48)	12,989	(86)	15,551	(134)
Total other securities	17,204	(406)	42,751	(563)	59,955	(969)
Total	$23,164	$(562)	$215,369	$(2,240)	$238,533	$(2,802)
At December 31, 2016, a total of 336 available for sale securities were in a continuous unrealized loss position for less than 12 months and 42 securities were in an unrealized loss position for 12 months or longer. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other than temporary impairment (“OTTI”) losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2016, management did not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons related to credit quality. As of December 31, 2016, management believes the impairments detailed in the table above are temporary.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

Securities pledged for borrowings at FHLB and other institutions, and securities pledged for municipal deposits and other purposes were as follows:

	December 31,
	2016	2015
Available for sale securities pledged for borrowings, at fair value	$67,599	$101,994
Available for sale securities pledged for municipal deposits, at fair value	398,961	849,186
Available for sale securities pledged for customer back-to-back swaps, at fair value	126	1,839
Held to maturity securities pledged for borrowings, at amortized cost	55,343	206,337
Held to maturity securities pledged for municipal deposits, at amortized cost	958,246	327,589
Total securities pledged	$1,480,275	$1,486,945

(4) Portfolio Loans

The composition of the Company’s loan portfolio, excluding loans held for sale, was the following:

	December 31,
	2016	2015
Commercial:
Commercial & industrial (“C&I”):
Traditional C&I	$1,404,774	$1,189,154
Asset-based lending	741,942	310,214
Payroll finance	255,549	221,831
Warehouse lending	616,946	387,808
Factored receivables	214,242	208,382
Equipment financing	589,315	631,303
Public sector finance	349,182	182,336
Total C&I	4,171,950	3,131,028
Commercial mortgage:
Commercial real estate	3,162,942	2,733,351
Multi-family	981,076	796,030
Acquisition, development & construction (“ADC”)	230,086	186,398
Total commercial mortgage	4,374,104	3,715,779
Total commercial	8,546,054	6,846,807
Residential mortgage	697,108	713,036
Consumer	284,068	299,517
Total portfolio loans	9,527,230	7,859,360
Allowance for loan losses	(63,622)	(50,145)
Total portfolio loans, net	$9,463,608	$7,809,215

Total portfolio loans include net deferred loan origination fees of $1,788 at December 31, 2016 and costs of $2,029 at December 31, 2015.

At December 31, 2016, the Company pledged loans totaling $2,349,604 to the FHLB as collateral for certain borrowing arrangements. See Note 9. “Borrowings, Senior Notes and Subordinated Notes”.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

The following tables set forth the amounts and status of the Company’s loans and TDRs at December 31, 2016 and 2015:

	December 31, 2016
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$1,376,181	$835	$817	$555	$26,386	$1,404,774
Asset-based lending	741,942	—	—	—	—	741,942
Payroll finance	254,715	—	14	621	199	255,549
Warehouse lending	616,946	—	—	—	—	616,946
Factored receivables	213,624	—	—	—	618	214,242
Equipment financing	583,835	2,142	1,092	—	2,246	589,315
Public sector finance	349,182	—	—	—	—	349,182
CRE	3,140,561	967	—	406	21,008	3,162,942
Multi-family	981,005	—	—	—	71	981,076
ADC	224,817	—	—	—	5,269	230,086
Residential mortgage	675,750	5,509	951	108	14,790	697,108
Consumer	274,719	2,423	350	—	6,576	284,068
Total loans	$9,433,277	$11,876	$3,224	$1,690	$77,163	$9,527,230
Total TDRs included above	$11,032	$253	$—	$—	$1,989	$13,274
Non-performing loans:
Loans 90+ days past due and still accruing					$1,690
Non-accrual loans					77,163
Total non-performing loans					$78,853

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

	December 31, 2015
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$1,138,085	$9,380	$31,060	$487	$10,142	$1,189,154
Asset-based lending	310,214	—	—	—	—	310,214
Payroll finance	221,394	—	349	88	—	221,831
Warehouse lending	387,808	—	—	—	—	387,808
Factored receivables	208,162	—	—	—	220	208,382
Equipment financing	627,056	1,088	1,515	—	1,644	631,303
Public sector finance	182,336	—	—	—	—	182,336
CRE	2,702,671	7,417	2,521	—	20,742	2,733,351
Multi-family	791,828	2,485	—	—	1,717	796,030
ADC	182,615	—	—	83	3,700	186,398
Residential mortgage	686,445	6,014	897	—	19,680	713,036
Consumer	286,339	4,950	320	16	7,892	299,517
Total loans	$7,724,953	$31,334	$36,662	$674	$65,737	$7,859,360
Total TDRs included above	$13,047	$654	$—	$—	$8,591	$22,292
Non-performing loans:
Loans 90+ days past due and still accruing					$674
Non-accrual loans					65,737
Total non-performing loans					$66,411

The following table provides additional analysis of the Company’s non-accrual loans at December 31, 2016 and 2015:

	December 31, 2016				December 31, 2015
	Recorded investment non-accrual loans	Recorded investment PCI non-accrual loans	Recorded investment total non-accrual loans	Unpaid principal balance non-accrual loans	Recorded investment non-accrual loans	Recorded investment PCI non-accrual loans	Recorded investment total non-accrual loans	Unpaid principal balance non-accrual loans
Traditional C&I	$22,338	$4,048	$26,386	$26,386	$4,314	$5,828	$10,142	$10,503
Payroll finance	199	—	199	199	—	—	—	—
Factored receivables	618	—	618	618	220	—	220	220
Equipment financing	2,246	—	2,246	2,246	1,644	—	1,644	1,644
CRE	15,063	5,945	21,008	25,619	13,119	7,623	20,742	23,678
Multi-family	71	—	71	71	1,717	—	1,717	1,837
ADC	5,269	—	5,269	5,398	3,700	—	3,700	3,829
Residential mortgage	13,399	1,391	14,790	18,190	13,683	5,997	19,680	24,386
Consumer	5,719	857	6,576	7,865	7,315	577	7,892	9,404
	$64,922	$12,241	$77,163	$86,592	$45,712	$20,025	$65,737	$75,501

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

At December 31, 2016 and 2015, the recorded investment of residential mortgage loans that were formally in process of foreclosure was $9,263 and $9,638, respectively, which are included in non-accrual residential mortgage loans above.

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at December 31, 2016:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	Purchased credit impaired loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Traditional C&I	$25,221	$1,365,466	$14,087	$1,404,774	$—	$12,864	$12,864
Asset-based lending	—	724,247	17,695	741,942	—	3,316	3,316
Payroll finance	570	254,979	—	255,549	—	951	951
Warehouse lending	—	616,946	—	616,946	—	1,563	1,563
Factored receivables	—	214,242	—	214,242	—	1,669	1,669
Equipment financing	1,413	587,902	—	589,315	—	5,039	5,039
Public sector finance	—	349,182	—	349,182	—	1,062	1,062
CRE	14,853	3,104,057	44,032	3,162,942	—	20,466	20,466
Multi-family	—	976,710	4,366	981,076	—	4,991	4,991
ADC	9,025	216,094	4,967	230,086	—	1,931	1,931
Residential mortgage	2,545	692,396	2,167	697,108	—	5,864	5,864
Consumer	1,764	280,710	1,594	284,068	—	3,906	3,906
Total loans	$55,391	$9,382,931	$88,908	$9,527,230	$—	$63,622	$63,622

There was $685 and $272 included in the allowance for loan losses associated with PCI loans at December 31, 2016 and 2015, respectively.

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at December 31, 2015:

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	Purchased credit impaired loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Traditional C&I	$3,138	$1,168,613	$17,403	$1,189,154	$—	$9,953	$9,953
Asset-based lending	—	310,214	—	310,214	—	2,762	2,762
Payroll finance	—	221,831	—	221,831	—	1,936	1,936
Warehouse lending	—	387,808	—	387,808	—	589	589
Factored receivables	—	208,382	—	208,382	—	1,457	1,457
Equipment financing	1,017	630,286	—	631,303	—	4,925	4,925
Public sector finance	—	182,336	—	182,336	—	547	547
CRE	13,492	2,669,673	50,186	2,733,351	—	11,461	11,461
Multi-family	1,541	790,017	4,472	796,030	—	5,141	5,141
ADC	8,669	173,065	4,664	186,398	—	2,009	2,009
Residential mortgage	515	705,245	7,276	713,036	—	5,007	5,007
Consumer	—	298,225	1,292	299,517	—	4,358	4,358
Total loans	$28,372	$7,745,695	$85,293	$7,859,360	$—	$50,145	$50,145

The Company acquired PCI loans in the NSBC Acquisition, the HVB Merger and the Provident Merger. The carrying value of these loans is presented in the tables above. At December 31, 2016 and 2015 the net recorded amount of PCI loans was $88,908 and $85,293, respectively. The increase from December 31, 2015 was due to PCI loans acquired in the NSBC Acquisition.

The following table presents the changes in the balance of the accretable yield discount for PCI loans for calendar 2016, calendar 2015; the transition period; the 2013 transition period (unaudited); and fiscal 2014:

	Year ended		Three months ended		Fiscal year ended
	December 31,		December 31,		September 30,
	2016	2015	2014	2013	2014
Balance at beginning of period	$11,211	724	$724	$—	$—
Acquisition	2,200	12,527	—	10,927	10,927
Accretion	(4,937)	(2,229)	—	—	—
Disposals	—	(50)	—	(8,086)	(10,203)
Reclassification from non-accretable difference	2,643	239	—	—	—
Balance at end of period	$11,117	$11,211	$724	$2,841	$724

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

Income is not recognized on PCI loans unless the Company can reasonably estimate the cash flows that are expected to be collected over the life of the loan. The following table presents the carrying value of the Company’s PCI loans segregated by those PCI loans subject to accretion, and those PCI loans under the cost recovery method at December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	PCI loans subject to accretion	PCI loans under cost recovery method (non-accrual)	Total PCI loans	PCI loans subject to accretion	PCI loans under cost recovery method (non-accrual)	Total PCI loans
Traditional C&I	$10,039	$4,048	$14,087	$11,575	$5,828	$17,403
Asset-based lending	17,695	—	17,695	—	—	—
CRE	38,087	5,945	44,032	42,563	7,623	50,186
Multi-family	4,366	—	4,366	4,472	—	4,472
ADC	4,967	—	4,967	4,664	—	4,664
Residential	776	1,391	2,167	1,279	5,997	7,276
Consumer	737	857	1,594	715	577	1,292
	$76,667	$12,241	$88,908	$65,268	$20,025	$85,293

The following table presents loans individually evaluated for impairment by segment of loans at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Unpaid principal balance	Recorded investment	Unpaid principal balance	Recorded investment
Loans with no related allowance recorded:
Traditional C&I	$25,221	$25,221	$3,145	$3,138
Payroll finance	570	570	—	—
Equipment financing	1,413	1,413	1,017	1,017
CRE	16,365	14,853	15,092	13,492
Multi-family	—	—	1,541	1,541
ADC	9,025	9,025	8,669	8,669
Residential	2,545	2,545	515	515
Consumer	1,764	1,764	—	—
	$56,903	$55,391	$29,979	$28,372

During fiscal 2014 the Company modified its allowance for loan loss policy to generally require a charge-off of the difference between the book balance of a collateral dependent impaired loan and the net value of the collateral securing the loan. As a result, there were no impaired loans with an allowance recorded at December 31, 2016 or December 31, 2015.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

The following tables present the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for calendar 2016 and 2015; the transition period; the 2013 transition period (unaudited); and fiscal 2014:

	For the year ended
	December 31, 2016		December 31, 2015
	YTD average recorded investment	Interest income recognized	YTD average recorded investment	Interest income recognized
With no related allowance recorded:
Traditional C&I	$25,508	$22	$2,718	$—
Payroll finance	71	—	—	—
Equipment Financing	1,275	—	757	—
CRE	13,625	133	12,155	102
Multi-family	—	—	1,078	—
ADC	6,132	31	8,819	234
Residential mortgage	768	—	515	—
Consumer	1,530	—	—	—
Total	$48,909	$186	$26,042	$336

There was no cash-basis interest income recognized from impaired loans during the years ended December 31, 2016 and 2015. There were no impaired loans with a related allowance recorded at December 31, 2016 and 2015.

	For the three months ended
	December 31, 2014			December 31, 2013
	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
With no related allowance recorded:
Traditional C&I	$4,482	$—	$—	$3,759	$20	$2
CRE	14,503	44	42	19,318	52	—
ADC	11,897	62	62	17,108	148	—
Residential mortgage	515	—	—	4,890	—	—
Total	$31,397	$106	$104	$45,075	$220	$2

There were no impaired loans with an allowance recorded at December 31, 2014. At December 31, 2013, there were traditional C&I loans with a balance of $314 and ADC loans with a balance of $1,932 with an allowance recorded. There was no income recognized on these loans during the period.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

	For the fiscal year ended
	September 30, 2014
	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
With no related allowance recorded:
Traditional C&I	$4,180	$—	$—
CRE	14,016	186	180
ADC	20,525	239	239
Residential mortgage	515	—	—
Total	$39,236	$425	$419

Troubled Debt Restructuring
The following tables set forth the amounts and past due status of the Company’s TDRs at December 31, 2016 and December 31, 2015:

	December 31, 2016
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$572	$—	$—	$—	$128	$700
Equipment financing	—	—	—	—	29	29
CRE	2,443	253	—	—	—	2,696
ADC	5,962	—	—	—	458	6,420
Residential mortgage	2,055	—	—	—	1,374	3,429
Total	$11,032	$253	$—	$—	$1,989	$13,274

	December 31, 2015
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$154	$—	$—	$—	$2,052	$2,206
Equipment financing	338	—	—	—	—	338
CRE	2,787	—	—	—	—	2,787
ADC	5,107	—	—	—	3,700	8,807
Residential mortgage	4,661	654	—	—	2,839	8,154
Total	$13,047	$654	$—	$—	$8,591	$22,292

The Company had no outstanding commitments to lend additional amounts to customers with loans classified as TDRs as of December 31, 2016 and 2015, respectively.

During calendar 2016 the Company modified one residential loan as a TDR, with a pre-modification balance of $469 and a post-modification balance of $347 at December 31, 2016; the decline in balance was mainly due to a partial charge-off. There were no loans modified as TDRs that occurred during calendar 2015 or the transition period. In fiscal 2014, there were two ADC loans that were modified with a combined pre and post-modification balance of $1,060.

The amount of TDRs charged-off against the allowance for loan losses was $286 in calendar 2016, $74 in calendar 2015, $0 in the transition period, and $110 in fiscal 2014.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

(5) Allowance for Loan Losses

Activity in the allowance for loan losses for calendar 2016 and 2015, the transition period, the 2013 transition period (unaudited), and fiscal 2014 is summarized below:

	For the year ended December 31, 2016
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Traditional C&I	$9,953	$(1,707)	$999	$(708)	$3,619	$12,864
Asset-based lending	2,762	—	62	62	492	3,316
Payroll finance	1,936	(28)	32	4	(989)	951
Warehouse lending	589	—	—	—	974	1,563
Factored receivables	1,457	(1,200)	61	(1,139)	1,351	1,669
Equipment financing	4,925	(1,982)	560	(1,422)	1,536	5,039
Public sector finance	547	—	—	—	515	1,062
CRE	11,461	(959)	353	(606)	9,611	20,466
Multi-family	5,141	(417)	2	(415)	265	4,991
ADC	2,009	—	104	104	(182)	1,931
Residential mortgage	5,007	(1,045)	30	(1,015)	1,872	5,864
Consumer	4,358	(1,615)	227	(1,388)	936	3,906
Total allowance for loan losses	$50,145	$(8,953)	$2,430	$(6,523)	$20,000	$63,622
Annualized net charge-offs to average loans outstanding						0.08%

	For the year ended December 31, 2015
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Traditional C&I	$6,966	$(1,575)	$1,720	$145	$2,842	$9,953
Asset-based lending	4,061	—	—	—	(1,299)	2,762
Payroll finance	1,506	(406)	35	(371)	801	1,936
Warehouse lending	608	—	—	—	(19)	589
Factored receivables	1,205	(291)	60	(231)	483	1,457
Equipment financing	2,569	(3,423)	825	(2,598)	4,954	4,925
Public sector finance	—	—	—	—	547	547
CRE	7,721	(1,695)	148	(1,547)	5,287	11,461
Multi-family	4,511	(17)	9	(8)	638	5,141
ADC	2,987	—	52	52	(1,030)	2,009
Residential mortgage	5,843	(1,251)	92	(1,159)	323	5,007
Consumer	4,397	(2,360)	148	(2,212)	2,173	4,358
Total allowance for loan losses	$42,374	$(11,018)	$3,089	$(7,929)	$15,700	$50,145
Annualized net charge-offs to average loans outstanding						0.13%

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

	For the three months ended December 31, 2014
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Traditional C&I	$5,450	$(733)	$638	$(95)	$1,611	$6,966
Asset-based lending	4,086	—	—	—	(25)	4,061
Payroll finance	1,379	—	—	—	127	1,506
Warehouse lending	630	—	—	—	(22)	608
Factored receivables	1,294	—	—	—	(89)	1,205
Equipment financing	2,621	—	—	—	(52)	2,569
CRE	8,444	(172)	1	(171)	(552)	7,721
Multi-family	4,267	—	—	—	244	4,511
ADC	2,120	(488)	—	(488)	1,355	2,987
Residential mortgage	5,837	(310)	2	(308)	314	5,843
Consumer	4,484	(203)	27	(176)	89	4,397
Total allowance for loan losses	$40,612	$(1,906)	$668	$(1,238)	$3,000	$42,374
Annualized net charge-offs to average loans outstanding						0.10%

	For the three months ended December 31, 2013 (Unaudited)
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
C&I	$5,302	$(528)	$501	$(27)	$1,611	$6,886
CRE	7,567	(253)	37	(216)	659	8,010
Multi-family	2,400	(418)	—	(418)	—	1,982
ADC	5,806	(218)	—	(218)	269	5,857
Residential mortgage	4,474	(270)	7	(263)	389	4,600
Consumer	3,328	(147)	24	(123)	72	3,277
Total allowance for loan losses	$28,877	$(1,834)	$569	$(1,265)	$3,000	$30,612
Annualized net charge-offs to average loans outstanding						0.14%

	For the fiscal year ended September 30, 2014
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
C&I	$5,302	$(2,901)	$1,073	$(1,828)	$1,976	$5,450
Asset-based lending	—	—	—	—	4,086	4,086
Payroll finance	—	(758)	—	(758)	2,137	1,379
Warehouse lending	—	—	—	—	630	630
Factored receivables	—	(211)	9	(202)	1,496	1,294
Equipment financing	—	(1,074)	194	(880)	3,501	2,621
Public sector finance	—	—	—	—	—	—
CRE	7,567	(741)	161	(580)	1,457	8,444
Multi-family	2,400	(418)	92	(326)	2,193	4,267
ADC	5,806	(1,479)	—	(1,479)	(2,207)	2,120
Residential mortgage	4,474	(963)	323	(640)	2,003	5,837
Consumer	3,328	(786)	114	(672)	1,828	4,484
Total allowance for loan losses	$28,877	$(9,331)	$1,966	$(7,365)	$19,100	$40,612
Annualized net charge-offs to average loans outstanding						0.18%

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

Total Valuation Balances Recorded Against Portfolio Loans
The following analysis presents the allowance for loan losses to originated loans, remaining purchase accounting marks to acquired loan portfolios at December 31, 2016 and 2015:

	December 31, 2016
Originated:	Pass	Special mention	Substandard	Doubtful	Loss	Total
Traditional C&I	$1,009,605	$5,104	$28,496	$442	$—	$1,043,647
Asset-based lending	545,220	17,678	—	—	—	562,898
Payroll finance	254,729	—	820	—	—	255,549
Factored receivables	213,624	185	433	—	—	214,242
Equipment financing	556,522	2,128	3,397	—	—	562,047
Warehouse lending	616,946	—	—	—	—	616,946
Public sector finance	349,182	—	—	—	—	349,182
CRE	2,869,306	12,492	19,130	—	—	2,900,928
Multi-family	866,825	1,497	658	—	—	868,980
ADC	214,317	6,899	8,870	—	—	230,086
Residential	505,803	951	14,578	—	—	521,332
Consumer	191,961	646	6,738	—	—	199,345
Total originated loans	$8,194,040	$47,580	$83,120	$442	$—	$8,325,182
Allowance for loan losses	$58,217	$1,423	$3,650	$332	$—	$63,622
As a % of originated loans	0.71%	2.99%	4.39%	75.11%	—%	0.76%

	December 31, 2016
Acquired loans:	Pass	Special mention	Substandard	Doubtful	Loss	Total
Traditional C&I	$353,625	$7,021	$481	$—	$—	$361,127
Asset-based lending	161,349	17,695	—	—	—	179,044
Equipment finance	27,268	—	—	—	—	27,268
CRE	224,983	26,698	10,333	—	—	262,014
Multi-family	106,521	5,575	—	—	—	112,096
Residential	174,558	—	1,218	—	—	175,776
Consumer	84,723	—	—	—	—	84,723
Total loans subject to purchase accounting marks	$1,133,027	$56,989	$12,032	$—	$—	$1,202,048
Remaining purchase accounting mark	$34,322	$1,725	$965	$—	$—	$37,012
As a % of acquired loans	3.03%	3.03%	8.02%	—%	—%	3.08%

Total portfolio loans	$9,327,067	$104,569	$95,152	$442	$—	$9,527,230

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

	December 31, 2015
Originated:	Pass	Special mention	Substandard	Doubtful	Loss	Total
Traditional C&I	$872,173	$3,003	$29,621	$445	$—	$905,242
Asset-based lending	302,176	8,038	—	—	—	310,214
Payroll finance	221,735	—	96	—	—	221,831
Factoring	206,814	—	1,568	—	—	208,382
Equipment financing	512,314	460	1,644	—	—	514,418
Warehouse lending	387,808	—	—	—	—	387,808
Public sector finance	182,336	—	—	—	—	182,336
CRE	2,002,638	9,361	24,104	—	—	2,036,103
Multi-family	550,438	—	1,717	—	—	552,155
ADC	118,552	1,575	7,236	—	—	127,363
Residential	419,534	897	13,497	—	—	433,928
Consumer	195,684	407	7,167	268	—	203,526
Total portfolio loans in allowance calculation	$5,972,202	$23,741	$86,650	$713	$—	$6,083,306
Allowance for loan losses	$43,925	$884	$4,801	$535	$—	$50,145
As a % of originated loans	0.74%	3.72%	5.54%	75.04%	—%	0.82%

	December 31, 2015
Acquired loans:	Pass	Special mention	Substandard	Doubtful	Loss	Total
Traditional C&I	$267,541	$9,724	$6,647	$—	$—	$283,912
Equipment finance	116,885	—	—	—	—	116,885
CRE	645,951	23,111	28,186	—	—	697,248
Multi-family	237,948	5,927	—	—	—	243,875
ADC	52,775	5,500	760	—	—	59,035
Residential	272,336	—	6,772	—	—	279,108
Consumer	95,341	—	650	—	—	95,991
Total loans subject to purchase accounting marks	$1,688,777	$44,262	$43,015	$—	$—	$1,776,054
Remaining purchase accounting mark	$37,351	$1,649	$2,383	$—	$—	$41,383
As a % of acquired loans	2.21%	3.73%	5.54%	—%	—%	2.33%

Total portfolio loans	$7,660,979	$68,003	$129,665	$713	$—	$7,859,360
Purchase accounting marks accreted into interest income on loans was $18,586 for calendar 2016; $14,880 for calendar 2015; $1,260 for the transition period; $1,875 for the 2013 transition period (unaudited); and $8,870 for fiscal 2014.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

Credit Quality Indicators
As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk grade of commercial loans; (ii) the level of classified commercial loans; (iii) the delinquency status of residential mortgage loans and consumer loans; (iv) net charge-offs; (v) non-performing loans (see details above); and (vi) the general economic conditions in the greater New York metropolitan region. The Bank analyzes loans individually by classifying the loans as to credit risk, except residential mortgage loans and consumer loans, which are evaluated on a homogeneous pool basis unless the loan balance is greater than $500. This analysis is performed at least quarterly on all criticized/classified loans. The Bank uses the following definitions of risk ratings:

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

Loans that are risk-rated 1 through 6 as defined above are considered to be pass-rated loans. As of December 31, 2016 and 2015 the risk category of gross loans by segment was as follows:

	December 31, 2016			December 31, 2015
	Special mention	Substandard	Doubtful	Special mention	Substandard	Doubtful
Traditional C&I	$12,125	$28,977	$442	$12,727	$36,268	$445
Asset-based lending	35,373	—	—	8,038	—	—
Payroll finance	—	820	—	—	96	—
Warehouse lending	—	—	—	—	—	—
Factored receivables	185	433	—	—	1,568	—
Equipment financing	2,128	3,397	—	460	1,644	—
Public sector finance	—	—	—	—	—	—
CRE	39,190	29,463	—	32,472	52,290	—
Multi-family	7,072	658	—	5,927	1,717	—
ADC	6,899	8,870	—	7,075	7,996	—
Residential mortgage	951	15,796	—	897	20,269	—
Consumer	646	6,738	—	407	7,817	268
Total	$104,569	$95,152	$442	$68,003	$129,665	$713

There were no loans rated loss at December 31, 2016 and 2015.

(6) Premises and Equipment, Net

Premises and equipment are summarized as follows:

	December 31,
	2016	2015
Land and land improvements	$11,679	$12,460
Buildings	29,785	27,803
Leasehold improvements	33,070	32,576
Furniture, fixtures and equipment	63,877	66,478
Total premises and equipment, gross	138,411	139,317
Accumulated depreciation and amortization	(81,093)	(75,955)
Total premises and equipment, net	$57,318	$63,362

For calendar 2016 and calendar 2015, the Company recorded impairment charges on premises and equipment of $729 and $7,575, respectively, that were mainly related to the sale of the mortgage origination business and financial center consolidations associated with the HVB Merger. In calendar 2016, the Company transfered $724 of net premises and equipment to foreclosed real estate upon the closure of two facilities. For the 2014 transition period, the 2013 transition period, and fiscal 2014, the Company recorded impairment charges on premises and equipment of $610, $9,302 and $11,043, respectively, related to financial center consolidations associated with the Provident Merger. These charges were included in other non-interest expense in the consolidated statement of operations.

Depreciation and amortization of premises and equipment totaled $8,375 and $7,476 for the year ended calendar 2016 and calendar 2015; $1,456 for the 2014 transition period; $1,617 for the 2013 transition period; and $6,507 for fiscal 2014.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

(7) Goodwill and Other Intangible Assets

Goodwill and other intangible assets are presented in the tables below. The increase in goodwill and certain other intangible assets in calendar 2016 was related to the NSBC Acquisition, the increase in calendar 2015 was primarily related to the HVB Merger and the Damian Acquisition (See Note 2. “Acquisitions”).

Goodwill
The change in goodwill for the periods presented was as follows:

	For the year ended
	December 31,
	2016	2015
Beginning of period balance	$670,699	$388,926
Acquired goodwill	25,901	281,773
End of period balance	$696,600	$670,699

Other intangible assets
The balance of other intangible assets for the periods presented was as follows:

	Gross intangible assets	Accumulated amortization	Net intangible assets
December 31, 2016
Core deposits	$58,021	$(20,566)	$37,455
Customer lists	10,450	(2,767)	7,683
Non-compete agreements	11,808	(11,183)	625
Trade name	20,500	—	20,500
Fair value of below market leases	725	(635)	90
	$101,504	$(35,151)	$66,353

December 31, 2015
Core deposits	$58,021	$(12,227)	$45,794
Customer lists	8,950	(991)	7,959
Non-compete agreements	11,808	(8,883)	2,925
Trade name	20,500	—	20,500
Fair value of below market leases	725	(536)	189
	$100,004	$(22,637)	$77,367

Other intangible assets, except the trade name intangible asset, are amortized on a straight-line or accelerated bases over their estimated useful lives, which range from one to 10 years. Other intangible asset amortization expense totaled $12,416 in calendar 2016; $10,043 in calendar 2015; $1,873 in the transition period; $1,875 in the 2013 transition period; and $9,408 in fiscal 2014. The amortization of the fair value of below market leases was included in rent expense for all periods. The estimated aggregate future amortization expense for other intangible assets remaining as of December 31, 2016 was as follows:

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

Amortization expense
2017	$8,838
2018	7,285
2019	6,074
2020	5,428
2021	5,022
Thereafter	13,206
Total	$45,853

(8) Deposits

Deposit balances at December 31, 2016 and 2015 are summarized as follows:

	December 31,
	2016	2015
Non-interest bearing demand	$3,239,332	$2,936,980
Interest bearing demand	2,220,456	1,274,417
Savings	747,031	943,632
Money market	3,277,686	2,819,788
Certificates of deposit	583,754	605,190
Total deposits	$10,068,259	$8,580,007
Municipal deposits totaled $1,270,921 and $1,140,206 at December 31, 2016 and December 31, 2015, respectively. See Note 3. “Securities” for the amount of securities that were pledged as collateral for municipal deposits and other purposes.
Certificates of deposit had remaining periods to contractual maturity as follows:

	December 31,
	2016	2015
Remaining period to contractual maturity:
Less than one year	$480,162	$494,242
One to two years	47,768	75,724
Two to three years	42,492	20,469
Three to four years	7,210	9,573
Four to five years	6,122	5,182
Total certificates of deposit	$583,754	$605,190

Certificate of deposit accounts that exceed the FDIC Insurance limit of $250 or more totaled $132,406 and $98,324 at December 31, 2016 and 2015, respectively.

Listed below are the Company’s brokered deposits:

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

	December 31,
	2016	2015
Interest bearing demand	$426,437	$—
Money market	5,560	152,180
Savings	246,572	—
Reciprocal CDARs [1]	153,060	169,958
CDARs one way	—	106,647
Total brokered deposits	$831,629	$428,785
1 Certificate of deposit account registry service

(9) Borrowings, Senior Notes and Subordinated Notes

The Company’s borrowings and weighted average interest rates are summarized as follows:

	December 31,
	2016		2015
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB advances and overnight	$1,791,000	1.01%	$1,409,885	1.32%
Repurchase agreements	16,642	0.75	16,566	0.55
Senior Notes	76,469	5.98	98,893	5.98
Subordinated Notes	172,501	5.45	—	—
Total borrowings	$2,056,612	1.56%	$1,525,344	1.61%
By remaining period to maturity:
Less than one year	$1,397,642	0.87%	$999,222	0.69%
One to two years	311,469	2.53	295,000	3.19
Two to three years	75,000	1.50	228,893	3.57
Three to four years	50,000	1.38	—	—
Four to five years	50,000	1.68	—	—
Greater than five years	172,501	5.45	2,229	4.92
Total borrowings	$2,056,612	1.56%	$1,525,344	1.61%

FHLB advances and overnight. As a member of the FHLB, the Bank may borrow up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of December 31, 2016 and 2015, the Bank had pledged residential mortgage and commercial real estate loans with eligible collateral values of $2,349,604 and $2,050,982, respectively. The Bank had also pledged securities to secure borrowings, which are disclosed in Note 3. “Securities.” As of December 31, 2016, the Bank may increase its borrowing capacity by pledging unencumbered securities and mortgage loans that are not required to be pledged for other purposes with an estimated collateral value of $1,552,923.

FHLB borrowings included $200,000 at December 31, 2015 that were putable quarterly at the discretion of the FHLB. These borrowings had a weighted average remaining term to the contractual maturity dates of approximately 1.31 years at December 31, 2015, and a weighted average interest rate of 4.23%. The Company redeemed these borrowings on March 31, 2016, together with $20,000 of other borrowings with an interest rate of 3.57%. The Company incurred a loss on extinguishment of debt associated with these repayments of $8,716, which is included in non-interest expense in the consolidated statement of operations.

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

Senior Notes. On July 2, 2013, the Company issued $100,000 principal amount of 5.50% fixed rate senior notes (the “Senior Notes”) through a private placement at a discount of 1.75%. The cost of issuance was $303, and at December 31, 2016 and 2015 the unamortized discount was $531 and $1,107, respectively, which will be accreted to interest expense over the life of the Senior Notes, resulting in an effective yield of 5.98%. Interest is due semi-annually in arrears on January 2 and July 2 until maturity on July 2, 2018. During the third quarter of 2016, the Company reacquired $23,000 of the Senior Notes and incurred a loss on extinguishment of debt associated with this redemption of $1,013, which is included in non-interest expense in the consolidated statements of operations.

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

Subordinated Notes. On March 29, 2016, the Bank issued $110,000 aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes (the “Subordinated Notes”) through a private placement at a discount of 1.25%. The cost of issuance was $500. On September 2, 2016, the Bank reopened the Subordinated Notes offering and issued an additional $65,000 principal amount of Subordinated Notes. The Subordinated Notes issued September 2, 2016 are fully fungible with, rank equally in right of payment with, and form a single series with the Subordinated Notes issued March 29, 2016. Such notes were issued to the purchasers at a premium of 0.50% and an underwriters discount of 1.25%. The cost of issuance was $275. At December 31, 2016, the net unamortized discount of all Subordinated Notes was $2,499, which will be accreted to interest expense over the life of the Subordinated Notes, resulting in an effective yield of 5.45%. Interest is due semi-annually in arrears on April 1 and October 1 of each year, until April 1, 2021. From and including April 1, 2021, the Subordinated Notes will bear interest at a floating rate per annum equal to three-month LIBOR plus 3.937%, payable quarterly on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2021, through maturity on April 1, 2026 or earlier redemption. The Subordinated Notes are also redeemable by the Bank, in whole or in part, on April 1, 2021 and each interest payment date thereafter. The Subordinated Notes are redeemable in whole at any time upon the occurrence of certain specified events. The Subordinated Notes are unsecured, subordinated obligations of the Bank and are subordinated in right of payment to all of the Bank’s existing and future senior indebtedness, including claims of depositors and general creditors. The Subordinated Notes qualify as Tier 2 capital for regulatory purposes. See Note 16. “Stockholders’ Equity”, for additional information.

Revolving line of credit. On September 5, 2016, the Company amended and renewed its existing revolving line of credit agreement for a new 12-month term. The loan agreement is for a $25,000 revolving line of credit facility (the “Credit Facility”) with a financial institution that matures on September 4, 2017. The balance was zero at December 31, 2016 and December 31, 2015. The use of proceeds are for general corporate purposes. The line and accrued interest is payable at maturity, and is required to maintain a zero balance for at least 30 days during its term. The line bears interest at one-month LIBOR plus 1.25%. Under the terms of the Credit Facility, the Company and the Bank must maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. The Company and the Bank were in compliance with all requirements of the Credit Facility at December 31, 2016.

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

The Company pledged cash of $1,962 and investment securities with a fair value of $126 as of December 31, 2016 as collateral for the swaps with another financial institution. The Company may need to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

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

Summary information as of December 31, 2016 and 2015 regarding these derivatives is presented below:

	Notional amount	Average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
December 31, 2016
3rd party interest rate swap	$296,282	5.63	3.94%	1 m Libor + 2.29	$(2,088)
Customer interest rate swap	(296,282)	5.63	3.94	1 m Libor + 2.29	2,088
December 31, 2015
3rd party interest rate swap	87,094	5.44	4.09	1 m Libor + 2.15	1,839
Customer interest rate swap	(87,094)	5.44	4.09	1 m Libor + 2.15	(1,839)

The Company regularly enters into various commitments to sell real estate loans into the secondary market. Such commitments are considered to be derivative financial instruments; however, the fair value of these commitments is not material.

(11) Income Taxes

Income tax expense (benefit) for the periods indicated consisted of the following:

	For the year ended		For the three months ended		For the fiscal year ended
	December 31,		December 31,		September 30,
	2016	2015	2014	2013	2014
Current tax expense (benefit):
Federal	$55,418	$25,634	$17,134	$(8,205)	$11,613
State	12,854	5,862	3,322	(600)	1,598
Total current tax expense (benefit)	68,272	31,496	20,456	(8,805)	13,211
Deferred tax expense (benefit):
Federal	(1,069)	(1,406)	(10,954)	2,229	(2,745)
State	179	1,745	(1,126)	(372)	(314)
Total deferred tax (benefit) expense	(890)	339	(12,080)	1,857	(3,059)
Total income tax expense (benefit)	$67,382	$31,835	$8,376	$(6,948)	$10,152

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory Federal tax rate for the following reasons:

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

	For the year ended		For the three months ended		For the fiscal year ended
	December 31,		December 31,		September 30,
	2016	2015	2014	2013	2014
Tax at federal statutory rate of 35%	$72,574	$34,282	$8,884	$(7,335)	$13,241
State and local income taxes, net of federal tax benefit	8,472	4,945	683	(632)	834
Tax-exempt interest, net of disallowed interest	(11,094)	(5,218)	(1,029)	(768)	(3,824)
BOLI income	(1,933)	(1,853)	(341)	(259)	(1,110)
Non-deductible acquisition related costs	—	700	53	712	712
Low income housing tax credits	(469)	(215)	(220)	—	(165)
Other, net	(168)	(806)	346	1,334	464
Actual income tax expense	$67,382	$31,835	$8,376	$(6,948)	$10,152
Effective income tax rate	32.5%	32.5%	33.0%	(33.2)%	26.8%

The following table presents the Company’s deferred tax position at December 31, 2016 and 2015:

	December 31,
	2016	2015
Deferred tax assets:
Allowance for loan losses	$25,039	$19,684
Deferred compensation	656	736
Other accrued compensation and benefits	9,920	8,229
Accrued post retirement expense	2,060	1,967
Deferred rent	3,268	3,849
Intangible assets	3,108	2,676
Other comprehensive loss (securities)	16,911	8,245
Other comprehensive loss (defined benefit plans)	479	566
Depreciation of premises and equipment	—	2,738
State NOL carryforward	—	379
Other	3,971	3,738
Total deferred tax assets	65,412	52,807
Deferred tax liabilities:
Prepaid pension costs	3,798	4,492
Acquisition fair value adjustments	18,948	15,503
Depreciation of premises and equipment	809	—
Other	1,309	1,733
Total deferred tax liabilities	24,864	21,728
Net deferred tax asset	$40,548	$31,079

Based on the Company’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at either December 31, 2016 or 2015.

Retained earnings at December 31, 2016 and 2015, included approximately $9,313 for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of the Bank’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

purposes other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at both December 31, 2016 and 2015, was approximately $3,260.

At December 31, 2015, the Company had state and local net operating loss (“NOL”) carryforwards that were acquired from Legacy Sterling as part of the Provident Merger on October 31, 2013. These NOL carryforwards were fully utilized in 2016.

At December 31, 2016 and 2015, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company records interest and penalties as a component of other non-interest expense.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the state of New York and various other states. The Company is generally no longer subject to examination by federal, state and local taxing authorities for fiscal tax years prior to September 30, 2013.

(12) Stock-Based Compensation

The Company has active stock-based compensation plans, as described below.

The Company’s stockholders approved the 2015 Omnibus Equity and Incentive Plan (the “2015 Plan”) on May 28, 2015. The 2015 Plan permits the grant of stock options, stock appreciation rights, restricted stock (both time-based and performance-based), restricted stock units, deferred stock and other stock-based awards. The total number of shares that may be awarded under the 2015 Plan is 2,800,000 shares plus the remaining shares available for grant under the 2014 Stock Incentive Plan (the “2014 Plan”). At December 31, 2016, there were 3,639,838 shares available for future grant under the 2015 Plan.

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

In addition to the 2015 Plan and the 2014 Plan, the Company previously granted awards under its 2011 Employment Inducement Stock Program which included options to purchase 107,256 shares of common stock and restricted stock awards covering 29,550 shares of common stock, all of which vested in July 2015.

In connection with the Provident Merger, the Company granted 104,152 options at an exercise price of $14.25 per share pursuant to a Registration Statement on Form S-8 under which the Company assumed all outstanding fully vested Legacy Sterling stock options. At December 31, 2016 there are 6,312 of these options outstanding, which expire March 15, 2017. The Company also granted 95,991 shares under the Legacy Sterling 2013 Employment Inducement Award Plan to certain executive officers of Legacy Sterling. In addition, the Company issued 255,973 shares of restricted stock from shares available under a prior plan to certain executives of Legacy Sterling. The weighted average grant date fair value was $11.72 per share and the restricted stock awards vested in October 2016.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

The following table summarizes the activity in the Company’s active stock-based compensation plans for the periods presented:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at October 1, 2013	2,066,184	209,697	$8.73	2,114,509	$10.71
2014 Plan	3,400,000	—	—	—	—
2012 Stock Incentive Plan termination	(566,554)	—	—	—	—
Grants associated with the Provident Merger(1)	(921,503)	351,964	11.72	104,152	14.25
Granted (1)	(719,674)	115,145	11.53	324,862	11.45
Stock awards vested	—	(69,211)	9.51	—	—
Exercised	—	—	—	(507,955)	11.29
Forfeited	439,594	(18,841)	9.18	(375,235)	12.24
Canceled/expired	(347,286)	—	—	—	—
Balance at September 30, 2014	3,350,761	588,754	$10.99	1,660,333	$10.55
Granted (1)	(1,360,006)	250,624	12.96	482,811	13.29
Stock awards vested	—	(193,129)	10.84	—	—
Exercised	—	—	—	(95,033)	12.31
Forfeited	8,267	(2,362)	13.23	—	—
Canceled/expired	—	—	—	(7,812)	14.09
Balance at December 31, 2014	1,999,022	643,887	$11.79	2,040,299	$11.10
2015 Plan	2,800,000	—	—	—	—
Granted (1)	(732,023)	447,807	14.02	24,566	14.22
Stock awards vested	—	(330,384)	11.23	—	—
Exercised	—	—	—	(406,422)	11.58
Forfeited	192,970	(34,510)	12.92	(71,871)	12.90
Canceled/expired	(134,304)	—	—	—	—
Balance at December 31, 2015	4,125,665	726,800	$13.36	1,586,572	$10.95
Granted	(515,869)	515,869	14.60	—	—
Stock awards vested	—	(261,989)	13.09	—	—
Exercised	—	—	—	(503,893)	10.47
Forfeited	130,758	(48,457)	13.88	(78,560)	13.41
Canceled/expired	(100,716)	—	—	—	—
Balance at December 31, 2016	3,639,838	932,223	$14.09	1,004,119	$11.00
Exercisable at December 31, 2016				887,199	$10.69
(1) Reflects certain non-vested stock awards that counted as either 3.5 shares or 3.6 shares (depending on under which stock plan the awards were granted) for each share award granted.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

Other information regarding options outstanding at December 31, 2016 follows:

	Outstanding			Exercisable
		Weighted average			Weighted average
	Number of stock options	Exercise price	Life (in years)	Number of stock options	exercise price
Range of exercise prices:
$6.71 to $8.73	169,001	$7.90	5.17	169,001	$7.90
9.00 to 10.03	224,500	9.24	5.42	224,500	9.24
11.36 to 13.18	305,241	11.67	6.12	305,241	11.67
13.23 to 15.01	305,377	13.33	7.69	188,457	13.23
	1,004,119	11.00	6.28	887,199	10.69

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $12,454 and $11,278, respectively, at December 31, 2016.

Proceeds from stock option exercises were $3,588 and $2,764 for calendar 2016 and calendar 2015, respectively; $574 and $1,479 for the 2014 transition period and 2013 transition period, respectively; and $3,042 for fiscal 2014.

The Company uses an option pricing model to estimate the grant date fair value of stock options granted. There were no stock options granted in calendar 2016. The weighted average estimated value per option granted was $2.14 for the calendar 2015; $1.89 and $2.49 for the 2014 transition period and the 2013 transition period, respectively, and $2.51 for the fiscal 2014.

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date:

	For the year ended	For the three months ended		For the fiscal year ended
	December 31,	December 31,		September 30,
	2015	2014	2013	2014
Risk-free interest rate	1.8%	1.9%	1.7%	1.8%
Expected stock price volatility	21.2	20.3	26.5	26.4
Dividend yield (1)	3.1	3.2	2.1	2.0
Expected term in years	5.76	5.73	5.75	5.67
(1) Represents the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense associated with stock options and non-vested stock awards and the related income tax benefit was as follows:

	For the year ended		For the three months ended		For the fiscal year ended
	December 31,		December 31,		September 30,
	2016	2015	2014	2013	2014
Stock options	$404	$909	$316	$219	$901
Non-vested stock awards/performance units	6,113	3,451	828	620	2,508
Total	$6,517	$4,360	$1,144	$839	$3,409
Income tax benefit	2,118	1,417	378	279	914

Unrecognized stock-based compensation expense at December 31, 2016 was as follows:

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

December 31, 2016
Stock options	$100
Non-vested stock awards/performance units	8,213
Total	$8,313

The weighted average period over which unrecognized stock options is expected to be recognized is 0.88 years. The weighted average period over which unrecognized non-vested awards/performance units is expected to be recognized is 1.84 years.
(13) Pension and Other Post Retirement Benefits

(a) Pension Plans
On May 31, 2014, the Company merged the Provident Bank Benefit Pension Plan (the “Legacy Provident Plan”) and the Legacy Sterling/Sterling National Bank Employees’ Retirement Plan (the “Legacy Sterling Plan”) and formed the Sterling National Bank Defined Benefit Pension Plan (the “Plan”). The Legacy Provident Plan covered employees that were eligible as of September 30, 2006. The Board of Directors approved a curtailment to the Legacy Provident Plan effective September 30, 2006. At that time, all benefit accruals for future service ceased and no new participants were allowed to enter the Legacy Provident Plan. The purpose of the Legacy Provident Plan curtailment was to afford flexibility in the retirement benefits the Company provides, while preserving all retirement plan participants’ earned and vested benefits, and to manage the increasing costs associated with the Plan. The Legacy Sterling Plan was a defined benefit plan that covered eligible employees of Legacy Sterling and Legacy Sterling National Bank and certain of its subsidiaries who were hired prior to January 3, 2006 and who attained age 21 prior to January 3, 2007. Effective October 31, 2013, the Legacy Sterling Plan was amended and the accrued benefit of each eligible actively employed participant that had not yet commenced benefits was increased by approximately 4.4% and the accrual of future service benefits ceased.

On October 15, 2015, the Company terminated the Plan and satisfied all obligations owed to Plan participants through the purchase of annuities from a third-party insurance carrier and lump sum distributions as elected by Plan participants in an aggregate amount of $58,171. In connection with the Plan termination, the Company incurred a settlement charge of $13,384, which was comprised of the change in fair value of Plan assets of $4,068, the recognition of the remaining balance of accumulated other comprehensive loss through earnings of $7,936, and a charge representing the difference between the Company’s effective tax rate and its marginal tax rate of $1,380. The balance of the pension reversion asset is $9,650 (which is recorded in other assets in the consolidated balance sheet) at December 31, 2016. This asset will be held in custody by the Company’s 401(k) plan custodian and is expected to be charged to earnings over the next four to six years as it is distributed to employees under qualified compensation and benefit programs.

The following is a summary of changes in the projected benefit obligation and fair value of Plan assets. The measurement date used by the Company for its pension plans was October 15, 2015, which is the date of the Plan termination, and December 31, 2014.

December 31,
2015
Changes in projected benefit obligation:
Beginning of year balance	$57,877
Interest cost	1,766
Plan termination / Partial settlement	(58,171)
End of year balance	1,472
Changes in fair value of plan assets:
Beginning of year balance	72,170
Actual (loss) gain on plan assets	(1,085)
Plan termination / Partial settlement	(58,171)
End of year balance	12,914
Reversion asset / Funded status at end of year	$11,442

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

The components of net periodic pension expense were as follows:

	Year ended	Three months ended		Fiscal year ended
	December 31,	December 31,		September 30,
	2015	2014	2013	2014
Interest cost	$1,766	$555	$402	$2,779
Expected return on plan assets	(2,187)	(682)	(672)	(3,380)
Amortization of unrecognized actuarial loss	272	—	97	236
Plan termination / Partial settlement charge	13,384	—	2,743	3,922
Net periodic pension expense (benefit)	$13,235	$(127)	$2,570	$3,557

Net periodic pension expense (benefit) is included in compensation and benefits in the consolidated statements of operations; however, the termination and settlement charge for the defined benefit pension plan was presented as a separate line item due to its significance.

There were no amounts recognized in accumulated other comprehensive (loss) at December 31, 2016 or 2015 due to the Plan termination.
(b) Other Post Retirement Benefit Plans
The Company provides other post retirement benefit plans, which are unfunded. Included in the tables below is information regarding Supplemental Executive Retirement Plans (“SERP”) to certain former directors and officers of the Company, life insurance benefits to certain directors and officers of the Company and former Legacy Sterling officers and directors and the Company’s optional medical, dental and life insurance benefits to retirees plan, which was terminated on December 31, 2014.

Data relating to other post retirement benefit plans is the following:

	Year ended		Three months ended		Fiscal year ended
	December 31,		December 31,		September 30,
	2016	2015	2014	2013	2014
Changes in accumulated post retirement benefit obligation:
Beginning of year	$11,733	$11,096	$10,990	$3,302	$3,302
Obligations assumed in acquisitions	—	16,059	—	9,644	9,644
Plan amendment	—	—	45	—	—
Service cost	—	6	3	12	51
Interest cost	417	373	59	34	683
Actuarial loss	64	364	72	18	79
Curtailment (gain)	—	—	—	—	(2,485)
Benefits paid	(89)	(16,165)	(73)	(71)	(284)
End of year	12,125	11,733	11,096	12,939	10,990
Changes in fair value of plan assets:
Beginning of year	$—	$—	$—	$—	$—
Employer contributions	89	16,165	73	71	284
Plan participants’ contributions	—	—	—	—	—
Benefits paid	(89)	(16,165)	(73)	(71)	(284)
End of year	—	—	—	—	—
Funded status	$(12,125)	$(11,733)	$(11,096)	$(12,939)	$(10,990)

In connection with the purchase of $30,000 of BOLI during the three months ended December 31, 2014, the Company provided a post retirement benefit to employees, which is reflected above as the plan amendment for the period.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

In connection with the HVB Merger, the Company assumed SERP liabilities of $16,059. The Company terminated the HVHC SERP as of the acquisition date. Plan participants received a lump-sum cash payment in July 2015 and all plan obligations were satisfied.

Components of net periodic (benefit) expense for other post retirement benefit plans was the following:

	Year ended		Three months ended		Fiscal year ended
	December 31,		December 31,		September 30,
	2016	2015	2014	2013	2014
Service cost	$—	$6	$3	$12	$51
Interest cost	417	373	59	34	683
Amortization of transition obligation	—	—	3	6	34
Amortization of prior service cost	64	161	—	12	270
Amortization of net actuarial (gain) loss	—	—	6	—	(45)
Curtailment (gain)	—	—	—	—	(2,485)
Total	$481	$540	$71	$64	$(1,492)

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

Estimated future benefit payments are the following for the years ending December 31:

2017	$204
2018	243
2019	285
2020	329
2021	367
Thereafter	1,662

Plan assumptions for the other post retirement medical, dental and vision plans include the following:

	December 31,
	2016	2015
Discount rate	2.78% to 4.00%	3.00% to 4.00%
Discount rate used to value periodic cost	2.78% to 4.00%	3.00% to 4.00%
(c) Employee Savings Plan
The Company also sponsors a defined contribution plan established under Section 401(k) of the IRS Code. Eligible employees may elect to contribute up to 50.0% of their compensation to the plan. In fiscal 2014, the 2014 transition period, the 2013 transition period and calendar 2015, the Company made matching contributions equal to 50.0% of a participant’s contributions up to a maximum matching contribution of 3.0% of eligible compensation. The plan also provides for a discretionary profit sharing component, in addition to the matching contributions. There was no profit sharing component for any period presented in the consolidated statements of operations. Effective January 1, 2016, the Company implemented a profit sharing contribution equal to 3.0% of eligible compensation of all employees, which is funded by the pension reversion asset described above. The contribution is made to all eligible employees regardless of their 401(k) elective deferral percentage. Voluntary matching and profit sharing contributions are invested in accordance with the participant’s direction in one or a number of investment options. Savings plan expense was $3,210 for calendar 2016, $1,769 for calendar 2015; $381 for the transition period; $278 for the 2013 transition period; and $1,614 for fiscal 2014.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

(14) Other Non-interest Expense

Other non-interest expense items are presented in the following table. Significant components of the aggregate of total net interest income and total non-interest income are presented separately.

	For the year ended		For the three months ended		Fiscal year ended
	December 31,		December 31,		September 30,
	2016	2015	2014	2013	2014
Other non-interest expense:
Advertising and promotion	$2,948	$2,522	$782	$309	$2,358
Professional fees	10,276	8,308	1,314	1,818	6,913
Data and check processing	8,866	8,825	1,424	595	3,439
Insurance & surety bond premium	3,150	3,186	595	675	2,703
Charge for asset write-downs, severance, retention and change in fiscal year end	4,485	29,046	1,075	22,167	22,976
Charge for banking systems conversion	—	—	1,418	—	3,249
Other	18,556	17,836	4,543	4,057	16,279
Total other non-interest expense	$48,281	$69,723	$11,151	$29,621	$57,917

(15) Earnings Per Common Share

The following is a summary of the calculation of earnings per share (“EPS”):

	For the year ended		For the three months ended		For the fiscal year ended
	December 31,		December 31,		September 30,
	2016	2015	2014	2013	2014
Net income (loss)	$139,972	$66,114	$17,004	$(14,002)	$27,678
Weighted average common shares outstanding for computation of basic EPS	130,607,994	109,907,645	83,831,380	70,493,305	80,268,970
Common-equivalent shares due to the dilutive effect of stock options (1)	626,468	421,708	363,536	—	265,073
Weighted average common shares for computation of diluted EPS	131,234,462	110,329,353	84,194,916	70,493,305	80,534,043
Earnings per common share:
Basic	$1.07	$0.60	$0.20	$(0.20)	$0.34
Diluted	1.07	0.60	0.20	(0.20)	0.34
Weighted average common shares that could be exercised that were anti-dilutive for the period(2)	—	2,394	82,625	2,025,501	697,475

(1)	Represents incremental shares computed using the treasury stock method.
(2) Anti-dilutive shares are not included in determining diluted earnings per share.
(16) Stockholders’ Equity

(a) Regulatory Capital Requirements
Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and, additionally for banks, prompt corrective action regulations, involve quantitative measures

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

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

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital (as defined in the regulations) for both the Bank and the Company includes a permissible portion of the allowance for loan losses and $172,501 and $152,641 of the Subordinated Notes, respectively. During the final five years of the term of the Subordinated Notes the permissible portion eligible for inclusion in Tier 2 capital decreases by 20% annually. See Note 9. “Borrowings, Senior Notes, and Subordinated Notes.”

The Common Equity Tier 1, Tier 1 and Total capital ratios are calculated by dividing the respective capital amounts by RWA. RWA is calculated based on regulatory requirements and includes total assets, excluding goodwill and other intangible assets, allocated by risk weight category, and certain off-balance-sheet items, among other items.

The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets, among other things. When fully phased-in on January 1, 2019, the Basel III Capital Rules will require the Company and the Bank to maintain: (i) a minimum ratio of Common Equity Tier 1 capital to RWA of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to RWA of at least 7.0% upon full implementation); (ii) a minimum ratio of Tier 1 capital to RWA of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iii) a minimum ratio of Total capital to RWA of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (iv) a minimum Tier 1 leverage ratio of 4.0%.

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

The following table presents actual and required capital ratios as of December 31, 2016  and December 31, 2015 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2016 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended, to reflect the changes under the Basel III Capital Rules.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

	Actual		Minimum capital required - Basel III phase-in schedule		Minimum capital required - Basel III fully phased-in		Required to be considered well capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2016
Common equity tier 1 to RWA:
Sterling National Bank	$1,176,497	10.87%	$554,663	5.125%	$757,588	7.00%	$703,475	6.50%
Sterling Bancorp	1,160,739	10.73	554,474	5.125	757,330	7.00	N/A	N/A

Tier 1 capital RWA:
Sterling National Bank	1,176,497	10.87%	717,003	6.625%	919,928	8.50%	865,815	8.00%
Sterling Bancorp	1,160,739	10.73	716,759	6.625	919,615	8.50	N/A	N/A

Total capital to RWA:
Sterling National Bank	1,413,165	13.06%	933,457	8.625%	1,136,382	10.50%	1,082,269	10.00%
Sterling Bancorp	1,377,547	12.73	933,139	8.625	1,135,995	10.50	N/A	N/A

Tier 1 leverage ratio:
Sterling National Bank	1,176,497	9.08%	518,308	4.00%	518,308	4.00%	647,885	5.00%
Sterling Bancorp	1,160,739	8.95	518,733	4.00	518,733	4.00	N/A	N/A
	Actual		Minimum capital required - Basel III phase-in schedule		Minimum capital required - Basel III fully phased-in		Required to be considered well capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2015
Common equity tier 1 to RWA:
Sterling National Bank	$1,053,527	11.45%	$413,951	4.50%	$643,923	7.00%	$597,929	6.50%
Sterling Bancorp	988,174	10.74%	414,047	4.50%	644,073	7.00%	N/A	N/A

Tier 1 capital RWA:
Sterling National Bank	1,053,527	11.45%	551,934	6.00%	781,907	8.50%	735,912	8.00%
Sterling Bancorp	988,174	10.74%	552,063	6.00%	782,089	8.50%	N/A	N/A

Total capital to RWA:
Sterling National Bank	1,104,221	12.00%	735,912	8.00%	965,885	10.50%	919,891	10.00%
Sterling Bancorp	1,038,868	11.29%	736,084	8.00%	966,110	10.50%	N/A	N/A

Tier 1 leverage ratio:
Sterling National Bank	1,053,527	9.65%	436,678	4.00%	436,678	4.00%	545,848	5.00%
Sterling Bancorp	988,174	9.03%	437,629	4.00%	437,629	4.00%	N/A	N/A

Management believes that as of December 31, 2016, the Bank was “well-capitalized”. At December 31, 2016, and December 31, 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

A reconciliation of the Company’s and the Bank’s stockholders’ equity to their respective regulatory capital at December 31, 2016 and 2015 is as follows:

	The Company		The Bank
	December 31,		December 31,
	2016	2015	2016	2015
Total U.S. GAAP stockholders’ equity	$1,855,183	$1,665,073	$1,843,476	$1,705,841
Disallowed goodwill and other intangible assets	(721,079)	(689,023)	(693,614)	(664,225)
Net unrealized loss on available for sale securities	22,637	6,999	22,637	6,992
Net accumulated other comprehensive income components	3,998	5,125	3,998	4,919
Tier 1 risk-based capital	1,160,739	988,174	1,176,497	1,053,527
Tier 2 capital	152,641	—	172,501	—
Allowance for loan losses and off-balance sheet commitments	64,167	50,694	64,167	50,694
Total risk-based capital	$1,377,547	$1,038,868	$1,413,165	$1,104,221

(b) Dividend Restrictions
The Company is mainly dependent upon dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions, and while maintaining its “well-capitalized” status, at December 31, 2016, the Bank had capacity to pay aggregate dividends of up to $155,724 to the Company without prior regulatory approval.

(c) Stock Repurchase Plans
From time to time, the Company’s Board of Directors has authorized stock repurchase plans. The Company has 776,713 shares that are available to be purchased under an announced stock repurchase program. There were no shares repurchased under the repurchase programs during calendar 2016 and calendar 2015, the 2014 transition period, the 2013 transition period or fiscal 2014.

(d) Liquidation Rights
Upon completion of the second-step conversion in January 2004, the Bank established a special “liquidation account” in accordance with OCC regulations. The account was established for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders (as defined in the plan of conversion) in an amount equal to the greater of (i) the Mutual Holding Company’s ownership interest in the retained earnings of the Bank as of the date of its latest balance sheet contained in the prospectus; or (ii) the retained earnings of the Bank at the time that the Bank reorganized into the Mutual Holding Company in 1999. Each Eligible Account Holder and Supplemental Eligible Account Holder that continues to maintain his or her deposit account at the Bank would be entitled, in the event of a complete liquidation of the Bank, to a pro rata interest in the liquidation account prior to any payment to the stockholders of the Holding Company (as defined in the plan of conversion). The liquidation account is reduced annually on September 30 to the extent that Eligible Account Holders and Supplemental Eligible Account Holders have reduced their qualifying deposits as of each anniversary date. At December 31, 2016, the liquidation account had a balance of $13,300. Subsequent increases in deposits do not restore such account holder’s interest in the liquidation account. The Bank may not pay cash dividends or make other capital distributions if the effect thereof would be to reduce its stockholder’s equity below the amount of the liquidation account.

(17) Off-Balance-Sheet Financial Instruments

In the normal course of business, the Company enters into various transactions, which, in accordance with GAAP, are not included in its consolidated balance sheets. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes.  Substantially all of the Company’s commitments to extend credit are contingent upon

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

customers maintaining specific credit standards at the time of loan funding. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Company would be entitled to seek recovery from the customer. Based on the Company’s credit risk exposure assessment of standby letter of credit arrangements, the arrangements contain security and debt covenants similar to those contained in loan agreements. As of December 31, 2016, the Company had $114,582 in outstanding letters of credit, of which $33,987 were secured by cash collateral and $30,518 were secured by other collateral. The carrying value of these obligations are not considered material.

The contractual or notional amounts of these instruments, which reflect the extent of the Company’s involvement in particular classes of off-balance sheet financial instruments, are summarized as follows:

	December 31,
	2016	2015
Loan origination commitments	$245,319	$269,636
Unused lines of credit	968,288	660,915
Letters of credit	114,582	102,930

(18) Commitments and Contingencies

Certain premises and equipment are leased under operating leases with terms expiring through 2033. The Company has the option to renew certain of these leases for additional terms. Future minimum rental payments due under non-cancellable operating leases with initial or remaining terms of more than one year at December 31, 2016 were as follows:

2017	$10,549
2018	10,237
2019	8,693
2020	7,790
2021	6,355
2022 and thereafter	21,501
$65,125

Occupancy and office operations expense includes net rent expense of $10,430 and $9,566, respectively, for calendar 2016 and calendar 2015; $2,450 for the 2014 transition period; $2,157 for the 2013 transition period; and $7,893 for fiscal 2014.

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

There can be no assurance as to the ultimate outcome of a legal proceeding; however, the Company and the Bank have generally denied, or believe they have meritorious defenses and will deny, liability in all significant litigation pending against them and intend to defend vigorously each case, other than matters determined appropriate to be settled. The Company accrues a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

(19) Fair value measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in an orderly transaction occurring in the principal or most advantageous market for such asset or liability in an orderly transaction between market participants on the measurement date. In estimating fair value, we use valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. GAAP establishes a fair value hierarchy comprised of three levels of inputs that may be used to measure fair values.

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

Investment Securities Available for Sale
The majority of the Company’s available for sale investment securities are reported at fair value utilizing Level 2 inputs as quoted market prices are generally not available. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements are calculated based on market prices of similar securities and consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the securities’ terms and conditions, among other things.

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

At December 31, 2016, we do not believe any of our securities are OTTI; however, we review all of our securities on at least a quarterly basis to assess whether impairments, if any, are OTTI.

Derivatives
The fair values of derivatives are based on valuation models using current observable market data (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counterparty as of the measurement date, which are considered

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

Level 2 inputs. Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. The Company’s derivatives at December 31, 2016, consist of interest rate swaps. (See Note 10. “Derivatives.”)

Commitments to Sell Real Estate Loans
The Company enters into various commitments to sell real estate loans in the secondary market. Such commitments are considered to be derivative financial instruments and are carried at estimated fair value on the consolidated balance sheets. The estimated fair values of these commitments are generally calculated by reference to quoted prices in secondary markets for commitments to sell real estate loans to certain government sponsored agencies. The fair values of these commitments generally result in a Level 2 classification. The fair value of these commitments is not material.

A summary of assets and liabilities at December 31, 2016 measured at estimated fair value on a recurring basis is as follows:

	December 31, 2016
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$1,193,481	$—	$1,193,481	$—
CMO/Other MBS	56,681	—	56,681	—
Total residential MBS	1,250,162	—	1,250,162	—
Federal agencies	193,979	—	193,979	—
Corporate bonds	42,506	—	42,506	—
State and municipal	240,770	—	240,770	—
Trust preferred	—	—	—	—
Other	—	—	—	—
Total other securities	477,255	—	477,255	—
Total investment securities available for sale	1,727,417	—	1,727,417	—
Swaps	2,088	—	2,088	—
Total assets	$1,729,505	$—	$1,729,505	$—
Liabilities:
Swaps	$(2,088)	$—	$(2,088)	$—
Total liabilities	$(2,088)	$—	$(2,088)	$—

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

A summary of assets and liabilities at December 31, 2015 measured at estimated fair value on a recurring basis is as follows:

	December 31, 2015
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$1,217,862	$—	$1,217,862	$—
CMO/Other MBS	78,373	—	78,373	—
Total residential MBS	1,296,235	—	1,296,235	—
Federal agencies	84,267	—	84,267	—
Corporate bonds	314,188	—	314,188	—
State and municipal	189,035	—	189,035	—
Trust preferred	28,517	—	28,517	—
Other	8,790	—	8,790	—
Total investment securities available for sale	624,797	—	624,797	—
Total available for sale securities	1,921,032	—	1,921,032	—
Interest rate caps and swaps	1,839	—	1,839	—
Total assets	$1,922,871	$—	$1,922,871	$—
Liabilities:
Swaps	$1,839	$—	$1,839	$—
Total liabilities	$1,839	$—	$1,839	$—

The following categories of financial assets are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Loans Held for Sale and Impaired Loans
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value as determined by outstanding commitments from investors. Fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan which are Level 2 inputs.

When mortgage loans held for sale are sold with servicing rights retained, the carrying value of mortgage loans sold is reduced by the amount allocated to the value of the servicing rights, which is equal to its fair value. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

The Company may record adjustments to the carrying value of loans based on fair value measurements, generally as partial charge-offs of the uncollectible portions of these loans. These adjustments also include certain impairment amounts for collateral dependent loans calculated in accordance with GAAP. Impairment amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated impairment amount applicable to that loan does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable by market participants. However, due to the substantial judgment applied and limited volume of activity as compared to other assets, fair value is based on Level 3 inputs. Estimates of fair value used for collateral supporting commercial loans generally are based on assumptions not observable in the market place and are also based on Level 3 inputs. Impaired loans are evaluated on at least a quarterly basis for additional impairment and their carrying values are adjusted as needed. Loans subject to non-recurring fair value measurements were $55,391 and $28,372 at December 31, 2016, and 2015, respectively. Changes in fair value recognized as a charge-off on loans held by the Company were $513 for calendar 2016 and $0 for calendar 2015; $567 for the 2014 transition period; and $905 for fiscal 2014.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

When valuing impaired loans that are collateral dependent, the Company charges-off the difference between the recorded investment in the loan and the appraised value, which is generally less than 12 months old. A discount for estimated costs to dispose of the asset is used when evaluating the impaired loans.
A summary of impaired loans at December 31, 2016 measured at estimated fair value on a non-recurring basis is the following:

	December 31, 2016
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
CRE	$6,786	$—	$—	$6,786
Total impaired loans measured at fair value	$6,786	$—	$—	$6,786

A summary of impaired loans at December 31, 2015 measured at estimated fair value on a non-recurring basis is the following:

	December 31, 2015
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
CRE	$3,218	$—	$—	$3,218
Total impaired loans measured at fair value	$3,218	$—	$—	$3,218

Mortgage Servicing Rights
When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the effect recorded in net gain on sales of loans in the consolidated statements of operations. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or, alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing rights. In accordance with GAAP, the Company must record impairment charges on a non-recurring basis when the carrying value exceeds the estimated fair value. To estimate the fair value of servicing rights, the Company utilizes a third-party, which, on a quarterly basis, considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights. Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds. The determination of fair value of servicing rights relies upon Level 3 inputs. The fair value of mortgage servicing rights at December 31, 2016 and 2015 were $1,024 and $1,204, respectively.

Assets Taken in Foreclosure of Defaulted Loans
Assets taken in foreclosure of defaulted loans are initially recorded at fair value less costs to sell when acquired, which establishes a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value, less costs to sell, and are primarily comprised of commercial and residential real estate property and, upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset. The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the market place. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. The fair value is derived using Level 3 inputs. Appraisals are reviewed by our credit department, our external loan review consultant and verified by officers in our credit administration area. Assets taken in foreclosure of defaulted loans and facilities held for sale subject to non-recurring fair value measurement were $13,619 and $14,614 at December 31, 2016 and 2015, respectively. There were write-downs of $582 in calendar 2016, $0 in calendar 2015; $0 in the 2014 transition period; and $224 in fiscal 2014, related to changes in fair value recognized through income for those foreclosed assets held by the Company.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

Significant Unobservable Inputs to Level 3 Measurements
The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets at December 31, 2016:

Non-recurring fair value measurements	Fair value	Valuation technique	Unobservable input / assumptions	Discount rate/prepayment speeds(1) (weighted average)
Impaired loans:
CRE	$6,786	Appraisal	Adjustments for comparable properties	22.0%
Assets taken in foreclosure:
Residential mortgage	4,929	Appraisal	Adjustments by management to reflect current conditions/selling costs	22.0%
CRE(2)	3,919	Appraisal	Adjustments by management to reflect current conditions/selling costs	22.0%
ADC	3,737	Appraisal	Adjustments by management to reflect current conditions/selling costs	22.0%
Mortgage servicing rights	1,024	Third-party	Discount rates	8.5% - 11.5% (9.7%)
		Third-party	Prepayment speeds	100 - 555 (174)
(1) For loans collateralized by real estate and real estate assets taken in foreclosure the discount rate represents the discount factors applied to the appraisal to determine fair value, which includes a general discount to the appraised value, and estimated costs to carry and costs of sale. The amounts used for mortgage servicing rights are discounts applied by a third-party valuation provider which the Company believes are appropriate.

(2) Excludes $1,034 of commercial buildings that are former financial centers held for sale. These assets were not taken in foreclosure and their fair value is determined by appraisal, and our internal assessment of the market for this type of real estate in these locations.

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
(1) See (1) above.

(2) Excludes $486 of commercial buildings that are former financial centers held for sale.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

Fair Values of Financial Instruments
GAAP requires disclosure of fair value information for those financial instruments for which it is practicable to estimate fair value, whether or not such financial instruments are recognized in the consolidated financial statements for interim and annual periods.

Quoted market prices are used to estimate fair values when those prices are available, although active markets do not exist for many types of financial instruments. Fair values for these instruments must be estimated by management using techniques such as discounted cash flow analysis and comparison to similar instruments. These estimates are highly subjective and require judgments regarding significant matters, such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near-term changes. Fair values disclosed in accordance with GAAP do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect possible tax ramifications or estimated transaction costs.

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of December 31, 2016:

	December 31, 2016
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and due from banks	$293,646	$293,646	$—	$—
Securities available for sale	1,727,417	—	1,727,417	—
Securities held to maturity	1,391,421	—	1,357,997	—
Loans, net	9,463,608	—	—	9,461,469
Loans held for sale	41,889	—	41,889	—
Accrued interest receivable on securities	16,495	—	16,495	—
Accrued interest receivable on loans	26,824	—	—	26,824
FHLB stock and FRB stock	135,098	—	—	—
Swaps	2,088	—	2,088	—
Financial liabilities:
Non-maturity deposits	(9,484,505)	(9,484,505)	—	—
Certificates of deposit	(583,754)	—	(582,811)	—
FHLB borrowings	(1,791,000)	—	(1,788,676)	—
Other borrowings	(16,642)	—	(16,642)	—
Senior Notes	(76,469)	—	(79,283)	—
Subordinated Notes	(172,501)	—	(169,813)	—
Mortgage escrow funds	(13,572)	—	(13,572)	—
Accrued interest payable on deposits	(663)	—	(663)	—
Accrued interest payable on borrowings	(3,621)	—	(3,621)	—
Swaps	(2,088)	—	(2,088)	—

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

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

The following paragraphs summarize the principal methods and assumptions used by the Company to estimate the fair value of certain the Company’s financial instruments noted above:

Loans
The estimated fair value approximates carrying value for variable-rate loans that reprice frequently and with no significant change in credit risk. The fair value of fixed-rate loans and variable-rate loans which reprice on an infrequent basis is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality. An overall valuation adjustment is made for specific credit risks, as well as general portfolio credit risk. Impaired loans are valued at the lower of cost or fair value, as described above. The methods utilized to estimate the fair value of loans do not necessarily result in the fair value representing an exit price.

FHLB of New York Stock and FRB Stock
Due to restrictions placed on transferability, it is not practical to determine the fair value of these securities.

Deposits and Mortgage Escrow Funds
The fair values disclosed for non-maturity deposits (e.g., interest and non-interest checking, savings, and money market accounts) are by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of certificates of deposit and mortgage escrow funds are segregated by account type and original term, and fair values are estimated by using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits, resulting in a Level 2 classification.

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

FHLB Borrowings, Other borrowings, Senior Notes and Subordinated Notes
The carrying amounts of FHLB short-term borrowings, and borrowings under repurchase agreements, generally maturing within ninety days, approximate their fair values, resulting in a Level 2 classification. The fair value of long-term FHLB borrowings, Senior Notes, and Subordinated Notes are estimated using discounted cash flow analyzes based on current borrowing rates for similar types of borrowing arrangements, resulting in a Level 2 classification.

Other Financial Instruments
Other financial assets and liabilities listed in the table above have estimated fair values that approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk.

The fair values of the Company’s off-balance-sheet financial instruments described in Note 17. “Off-Balance Sheet Financial Instruments” were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At December 31, 2016 and 2015, the estimated fair value of these instruments approximated the related carrying amounts, which were not material.

Accrued interest receivable/payable
The carrying amounts of accrued interest approximate fair value and are classified in accordance with the related instrument.

(20) Accumulated Other Comprehensive (Loss) Income

Components of accumulated other comprehensive income (loss) (“AOCI”) were as follows as of the dates shown below:

	December 31,
	2016	2015
Net unrealized holding (loss) gain on available for sale securities	$(37,417)	$(12,172)
Related income tax benefit (expense)	14,780	5,173
Available for sale securities AOCI, net of tax	(22,637)	(6,999)
Net unrealized holding loss on securities transferred to held to maturity	(5,395)	(7,226)
Related income tax benefit	2,131	3,071
Securities transferred to held to maturity AOCI, net of tax	(3,264)	(4,155)
Net unrealized holding loss on retirement plans	(1,213)	(1,687)
Related income tax benefit	479	717
Retirement plan AOCI, net of tax	(734)	(970)
Accumulated other comprehensive loss	$(26,635)	$(12,124)

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

The following table presents the changes in each component of AOCI for calendar 2016 and 2015, the transition period and fiscal 2014:

	Net unrealized holding gain (loss) on AFS securities	Net unrealized holding gain (loss) on securities transferred to held to maturity	Net unrealized holding gain (loss) on retirement plans	Total
Year ended December 31, 2016
Balance at beginning of the period	$(6,999)	$(4,155)	$(970)	$(12,124)
Other comprehensive (loss) before reclassification	(11,087)	—	—	(11,087)
Amounts reclassified from AOCI	(4,551)	891	236	(3,424)
Total other comprehensive (loss) income	(15,638)	891	236	(14,511)
Balance at end of period	$(22,637)	$(3,264)	$(734)	$(26,635)
Year ended December 31, 2015
Balance at beginning of the period	$1,297	$(4,967)	$(6,581)	$(10,251)
Other comprehensive (loss) gain before reclassification	(5,515)	—	435	(5,080)
Amounts reclassified from AOCI	(2,781)	812	5,176	3,207
Total other comprehensive (loss) income	(8,296)	812	5,611	(1,873)
Balance at end of period	$(6,999)	$(4,155)	$(970)	$(12,124)
Three months ended December 31, 2014
Balance at beginning of the period	$(2,671)	$(5,144)	$(3,644)	$(11,459)
Other comprehensive gain (loss) before reclassification	3,943	—	(2,940)	1,003
Amounts reclassified from AOCI	25	177	3	205
Total other comprehensive income (loss)	3,968	177	(2,937)	1,208
Balance at end of period	$1,297	$(4,967)	$(6,581)	$(10,251)
Fiscal year ended September 30, 2014
Balance at beginning of the period	$(11,472)	$—	$(3,858)	$(15,330)
Other comprehensive gain (loss) before reclassification	9,170	(5,659)	—	3,511
Amounts reclassified from AOCI	(369)	515	214	360
Total other comprehensive income (loss)	8,801	(5,144)	214	3,871
Balance at end of period	$(2,671)	$(5,144)	$(3,644)	$(11,459)
Location in statement of operations where reclassification from AOCI is included	Net gain (loss) on sale of securities	Interest income on securities	Compensation and benefits expense

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

(21) Condensed Parent Company Financial Statements

Set forth below is the condensed balance sheets of Sterling:

	December 31,
	2016	2015
Assets:
Cash	$48,765	$19,529
Securities available for sale at fair value	—	3
Investment in the Bank	1,843,476	1,705,558
Investment in non-bank subsidiaries	—	3,942
Goodwill	20,023	19,054
Trade name	20,500	20,500
Other intangible assets, net	—	360
Other assets	3,258	1,418
Total assets	$1,936,022	$1,770,364
Liabilities:
Senior Notes	$76,469	$98,893
Other liabilities	4,370	6,398
Total liabilities	80,839	105,291
Stockholders’ equity	1,855,183	1,665,073
Total liabilities & stockholders’ equity	$1,936,022	$1,770,364

The table below presents the condensed statement of operations:

	For the year ended		For the three months ended		For the fiscal year ended
	December 31,		December 31,		September 30,
	2016	2015	2014	2013	2014
Interest income	$14	$15	$2	$80	$139
Dividends from the Bank	60,000	42,500	7,500	—	22,500
Dividends from non-bank subsidiaries	5,026	500	—	—	750
Net gain on sale of trust division	2,255	—	—	—	—
Other	—	—	—	4	18
Interest expense	(5,398)	(5,894)	(1,471)	(1,819)	(6,265)
Non-interest expense	(12,989)	(7,031)	(1,692)	(1,214)	(5,840)
Income tax benefit	3,700	4,154	820	1,117	3,431
Income (loss) before equity in undistributed earnings of subsidiaries	52,608	34,244	5,159	(1,832)	14,733
Equity in undistributed (excess distributed) earnings of:
The Bank	87,364	32,230	11,171	(12,376)	12,590
Non-bank subsidiaries	—	(360)	674	206	355
Net income (loss)	$139,972	$66,114	$17,004	$(14,002)	$27,678

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

The table below presents the condensed statement of cash flows:

	For the year ended		For the three months ended		For the fiscal year ended
	December 31,		December 31,		September 30,
	2016	2015	2014	2013	2014
Cash flows from operating activities:
Net income (loss)	$139,972	$66,114	$17,004	$(14,002)	$27,678
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in (undistributed) excess distributed earnings of:
The Bank	(87,364)	(32,230)	(11,171)	12,376	(12,590)
Non-bank subsidiaries	—	360	(674)	(206)	(355)
Loss (gain) on extinguishment of borrowings	1,013	—	—	—	(712)
Other adjustments, net	6,273	(3,123)	(10,707)	15,310	22,065
Net cash provided by (used in) operating activities	59,894	31,121	(5,548)	13,478	36,086
Cash flows from investing activities:
Sales of securities	3	—	—	—	1,112
Investment in subsidiaries	(65,000)	(84,500)	—	(15,000)	(15,000)
ESOP loan principal repayments	—	—	—	473	6,437
Net cash (used for) investing activities	(64,997)	(84,500)	—	(14,527)	(7,451)
Cash flows from financing activities:
Net change in other short-term borrowings	—	—	—	—	(20,659)
Redemption of subordinated debentures	—	—	—	—	(26,140)
Equity capital raise	90,995	85,059	—	—	—
Redemption of Senior Notes	(23,793)	—	—	—	—
Cash dividends paid	(36,451)	(30,384)	(5,870)	(2,661)	(17,677)
Stock-based compensation transactions	3,588	4,472	1,810	2,569	2,980
Net cash provided by (used for) financing activities	34,339	59,147	(4,060)	(92)	(61,496)
Net increase (decrease) in cash	29,236	5,768	(9,608)	(1,141)	(32,861)
Cash at beginning of the period	19,529	13,761	23,369	56,230	56,230
Cash at end of the period	$48,765	$19,529	$13,761	$55,089	$23,369

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 and 2015, three months ended December 31, 2014 and 2013 (unaudited) and fiscal year ended September 30, 2014
(Dollars in thousands, except share or per share data)

(22) Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for calendar 2016 and calendar 2015:

	For the year ended December 31, 2016
Reporting period	First quarter	Second quarter	Third quarter	Fourth quarter
For the quarter ended	March 31	June 30	September 30	December 31
Interest and dividend income	$106,006	$114,309	$118,161	$123,075
Interest expense	12,495	13,929	15,031	15,827
Net interest income	93,511	100,380	103,130	107,248
Provision for loan losses	4,000	5,000	5,500	5,500
Non-interest income	15,449	20,442	19,039	16,057
Non-interest expense	68,934	59,640	62,256	57,072
Income before income tax	36,026	56,182	54,413	60,733
Income tax expense	12,242	18,412	16,991	19,737
Net income	$23,784	$37,770	$37,422	$40,996
Earnings per common share:
Basic	$0.18	$0.29	$0.29	$0.31
Diluted	0.18	0.29	0.29	0.31

	For the year ended December 31, 2015
Reporting period	First quarter	Second quarter	Third quarter	Fourth quarter
For the quarter ended	March 31	June 30	September 30	December 31
Interest and dividend income	$66,672	$71,947	$103,298	$106,224
Interest expense	7,805	8,373	9,944	10,803
Net interest income	58,867	63,574	93,354	95,421
Provision for loan losses	2,100	3,100	5,000	5,500
Non-interest income	14,010	13,857	18,802	16,081
Non-interest expense	45,921	85,659	71,315	57,419
Income (loss) before income tax	24,856	(11,328)	35,841	48,583
Income tax expense (benefit)	8,078	(3,682)	11,648	15,792
Net income (loss)	$16,778	$(7,646)	$24,193	$32,791
Earnings per common share:
Basic	$0.19	$(0.08)	$0.19	$0.25
Diluted	0.19	(0.08)	0.19	0.25

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

(23) Recently Issued Accounting Standards

ASU  2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. This standard is effective for the Company on January 1, 2018. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income, which is subject to ASU 2014-09. Although management continues to evaluate the potential impact of ASU 2014-09 on our consolidated financial statements at this time we believe the adoption of this standard will not have a significant impact to our consolidated financial statements.

ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting." ASU 2015-15 adds SEC paragraphs pursuant to an SEC Staff Announcement that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 had no significant impact to our consolidated financial statements.

ASU 2016-1, “No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-1, among other things: (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

ASU 2016-02, “Leases.” ASU 2016-02 amends existing lease accounting guidance, including the requirement to recognize most lease arrangements on the balance sheet. The adoption of this standard will result in the Company recognizing a right-of-use asset representing its rights to use the underlying asset for the lease term with an offsetting lease liability. ASU 2016-02 will be effective for for the company on January 1, 2019, with early adoption permitted and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company has not yet concluded whether it will adopt the standard prior to January 1, 2019; however, if the standard were effective at December 31, 2016, it would not have had an impact on any borrowings or covenants that are relevant to the Company and management estimates that the impact to the Bank’s and the Company’s regulatory capital ratios would be less than five basis points.

ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09, requires excess tax benefits and tax deficiencies to be recorded in the statements of operations as a component of the provision for income taxes when stock awards vest or are settled. In addition, the standard provides an accounting policy election to account for forfeitures as they occur and allows the Company to withhold more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting. ASU 2016-09 will be effective for the Company beginning January 1, 2017. The adoption of this standard is expected to mainly impact our provision for income tax expense. Previously, vesting or settlement of share-based payments impacted stockholder’s equity directly, but under the new standard, vesting or settlements will impact our provision for income taxes as a discrete item. The amount is not expected to be significant to our consolidated financial statements.

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 amends current guidance on the impairment of financial instruments. ASU 2016-13 adds an impairment model known as the current expected credit loss (“CECL”) model that is based on expected losses rather than incurred losses. For the Company, the CECL model will apply mainly to held-to-maturity investment securities, loans and loan commitments. ASU 2016-13 will be effective for the Company for fiscal years beginning after December 15, 2019, and the Company is permitted to early adopt the new guidance for fiscal years beginning after December 15, 2018. ASU 2016-13 will significantly change the accounting for credit impairment. The new guidance will require the Company to modify current processes and systems for establishing the allowance for loan losses and OTTI to ensure they comply with the requirements of the new standard. As as result, the Company has engaged a nationally recognized accounting firm to advise and assist management in performing an implementation readiness assessment and adopt the standard. ASU 2017-04 is Management is continuing its evaluation and has not yet concluded whether it will early adopt the standard or its impact to our consolidated financial statements.

ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard will be effective for the Company beginning January 1, 2020, with early adoption permitted. ASU 2017-04 is not expected to have a significant impact on our financial statements.

See Note 1. “Basis of Financial Statement Presentation and Summary of Significant Accounting Policies” for a discussion of the adoption of new accounting standards that affected the consolidated financial statements contained in this report.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.

ITEM 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2016, under the supervision and with the participation of Sterling Bancorp’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be recorded, processed, summarized and reported in Sterling Bancorp’s periodic SEC reports.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter and the fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Management’s Annual Report on Internal Control Over Financial Reporting
The management of Sterling Bancorp is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s system of internal controls is designed to provide reasonable assurance to the Company’s management and the Board regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the Company’s internal control over financial reporting as of December 31, 2016. This assessment was based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Crowe Horwath LLP, as stated in their report which is included elsewhere herein.

ITEM 9B.	Other Information
Not applicable.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance
The information required by this item will be included in our Proxy Statement for the Annual Meeting of Stockholders (the “2017 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	Executive Compensation
The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Sterling Bancorp does not have any equity compensation programs that were not approved by stockholders.
Set forth below is certain information as of December 31, 2016, regarding equity compensation that has been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average Exercise price (1)	Number of securities remaining available for issuance under plan
Stock Option Plans	1,004,119	$11.00	3,639,838

(1)	Weighted average exercise price represents Stock Option Plans only, since restricted shares have no exercise price.
The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services
The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(1)    Financial Statements
The financial statements filed in Item 8 of this Form 10-K are as follows:
(A)Report of Independent Registered Public Accounting Firm on Financial Statements
(B)Consolidated Balance Sheets as of December 31, 2016 and 2015

(C)	Consolidated Statements of Operations for the years ended December 31, 2016 and 2015, the three months ended December 31, 2014 and 2013 (2013 Unaudited) and the fiscal year ended September 30, 2014

(D)
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016 and 2015, the three months ended December 31, 2014 and 2013 (2013 Unaudited) and for the fiscal year ended September 30, 2014

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016 and 2015, the three months ended December 31, 2014 and the fiscal year ended September 30, 2014

(F)
Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015, the three months ended December 31, 2014 and 2013 (2013 Unaudited) and for the fiscal year ended September 30, 2014

(G)Notes to Consolidated Financial Statements
(H)Financial Statement Schedules
(2)    All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.
(3)    Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 1, 2015).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 25, 2017).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 1, 2013).
4.2	Form of Corporate Governance Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 7, 2012).
4.3
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, no instrument which defines the holders of long-term debt of the Company or any of its consolidated subsidiaries is filed herewith. Pursuant to this regulation, the Company hereby agrees to furnish a copy of any such instrument to the Commission upon request.

10.1
Employment Agreement by and among the Company, the Bank and Michael E. Finn, dated November 10, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 14, 2016).*

10.2	Employment Agreement by and among the Company, the Bank and James P. Blose, dated October 31, 2016 (filed herewith).*
10.3
Amended and Restated Employment Agreement, dated as of December 8, 2015, with Jack L. Kopnisky (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 11, 2015).*

10.4
Special Performance Award Notice and Agreement, dated as of December 8, 2015, with Jack L. Kopnisky (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 11, 2015).*

10.5
Amended and Restated Employment Agreement, dated as of December 8, 2015, with Luis Massiani (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 11, 2015).*

10.6
Special Performance Award Notice and Agreement, dated as of December 8, 2015, with Luis Massiani (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on December 11, 2015).*

10.7	Consulting Agreement, dated as of June 30, 2015, with James J. Landy (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 2, 2015).*
10.8	Employment Agreement, dated as of October 31, 2016, with Rodney Whitwell (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 3, 2016).*
10.9	Employment Agreement, dated as of October 31, 2016, with James R. Peoples (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 3, 2016).*
10.10
Provident Bank Amended and Restated 1995 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2008 (File No. 0-25233)).*

10.11	Provident Bank 2005 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2008 (File No. 0-25233)).*
10.12	Provident Bank 2000 Stock Option Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on January 18, 2000 (File No. 0-25233)).*
10.13	Provident Bancorp, Inc. 2004 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on January 19, 2005 (File No. 0-25233)).*
10.14
Form of Stock Option Agreement, dated as of July 6, 2011, between the Company and Jack L. Kopnisky (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).*

10.15	Provident Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8--K filed on November 1, 2011).*
10.16	Sterling Bancorp 2014 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, filed on January 10, 2014).*
10.17	Sterling Bancorp Stock Incentive Plan (incorporated by reference to Exhibit 10 to Legacy Sterling’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-05273)).*
10.18
Form of Sterling Bancorp 2013 Employment Inducement Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Post Effective Amendment on Form S-8 to Form S-4 filed on November 1, 2013).*

10.19
Form of Restricted Stock Unit Award Agreement Pursuant to the Provident New York Bancorp 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 1, 2013).*

10.20
Form of Restricted Stock Award Agreement Pursuant to the Provident New York Bancorp 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on November 28, 2014).*

10.21
Form of Stock Option Award Agreement Pursuant to the Provident New York Bancorp 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on November 28, 2014).*

10.22
Form of Performance-Based Stock Award Agreement Pursuant to the Provident New York Bancorp 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on November 28, 2014).*

10.23	Form of Restricted Stock Award Agreement Pursuant to the 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on November 28, 2014).*
10.24	Form of Stock Option Award Agreement Pursuant to the 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on November 28, 2014).*
10.25
Form of Performance-Based Stock Award Agreement Pursuant to the 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Transition Report on Form 10-K/T filed on March 6, 2015).*

10.26	Sterling Bancorp 2015 Omnibus Equity and Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders, filed on April 17, 2015).*
10.27	Form of Stock Option Award Agreement Pursuant to the Sterling Bancorp 2015 Omnibus Equity and Incentive Plan (filed herewith).
10.28	Form of Performance-Based Stock Award Agreement Pursuant to the Sterling Bancorp 2015 Omnibus Equity and Incentive Plan (filed herewith).
10.29	Form of NEO Restricted Stock Award Agreement Pursuant to the Sterling Bancorp 2015 Omnibus Equity and Incentive Plan (filed herewith).
10.30
Form of non-NEO Restricted Stock Award Agreement Pursuant to the Sterling Bancorp 2015 Omnibus Equity and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2015).*

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sterling Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Sterling Bancorp

Date:	February 24, 2017	By:	/s/ Jack L. Kopnisky
Jack L. Kopnisky
President, Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Jack L. Kopnisky	By:	/s/ Luis Massiani
	Jack L. Kopnisky		Luis Massiani
	President, Chief Executive Officer and		Senior Executive Vice President
	Director		Chief Financial Officer
	(Principal Executive Officer)		Principal Financial Officer
Date:	February 24, 2017		(Principal Accounting Officer)
		Date:	February 24, 2017

By:	/s/ Louis J. Cappelli
Louis J. Cappelli
Chairman of the Board of Directors
Date:	February 24, 2017

By:	/s/ Robert Abrams	By:	/s/ John P. Cahill	By:	/s/ James F. Deutsch
	Robert Abrams		John P. Cahill		James F. Deutsch
	Director		Director		Director
Date:	February 24, 2017	Date:	February 24, 2017	Date:	February 24, 2017

By:	/s/ Navy E. Djonovic	By:	/s/ Fernando Ferrer	By:	/s/ William F. Helmer
	Navy E. Djonovic		Fernando Ferrer		William F. Helmer
	Director		Director		Director
Date:	February 24, 2017	Date:	February 24, 2017	Date:	February 24, 2017

By:	/s/ Thomas G. Kahn	By:	/s/ James J. Landy	By:	/s/ Robert W. Lazar
	Thomas G. Kahn		James J. Landy		Robert W. Lazar
	Director		Director		Director
Date:	February 24, 2017	Date:	February 24, 2017	Date:	February 24, 2017

By:	/s/ John C. Millman	By:	/s/ Richard O’Toole	By:	/s/ Burt B. Steinberg
	John C. Millman		Richard O’Toole		Burt B. Steinberg
	Director		Director		Director
Date:	February 24, 2017	Date:	February 24, 2017	Date:	February 24, 2017

By:	/s/ Craig S. Thompson	By:	/s/ William E. Whiston
	Craig S. Thompson		William E. Whiston
	Director		Director
Date:	February 24, 2017	Date:	February 24, 2017