Form 10-Q
period 2017-03-31
STERLING BANCORP
filed 2017-04-28
CIK 1070154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

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
______________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer             ☒    Accelerated filer             ☐
Non-accelerated filer             ☐    (Do not check if a smaller reporting company)
Smaller reporting company     ☐
Emerging growth company     ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding as of April 25, 2017
$0.01 per share	135,590,862

STERLING BANCORP AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
QUARTERLY PERIOD ENDED MARCH 31, 2017

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
ASSETS:
Cash and due from banks	$253,703	$293,646
Securities:
Available for sale, at fair value	1,941,671	1,727,417
Held to maturity, at amortized cost (fair value of $1,447,317 and $1,357,997 at March 31, 2017 and December 31, 2016, respectively)	1,474,724	1,391,421
Total securities	3,416,395	3,118,838
Loans held for sale	2,559	41,889
Portfolio loans	9,763,967	9,527,230
Allowance for loan losses	(66,939)	(63,622)
Portfolio loans, net	9,697,028	9,463,608
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, at cost	148,030	135,098
Accrued interest receivable	48,974	43,319
Premises and equipment, net	57,567	57,318
Goodwill	696,600	696,600
Other intangible assets, net	64,098	66,353
Bank owned life insurance	201,259	199,889
Other real estate owned	9,632	13,619
Other assets	63,492	48,270
Total assets	$14,659,337	$14,178,447
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$10,251,725	$10,068,259
FHLB borrowings	2,035,000	1,791,000
Other borrowings	44,472	16,642
Senior Notes	76,551	76,469
Subordinated Notes	172,553	172,501
Mortgage escrow funds	13,153	13,572
Other liabilities	177,270	184,821
Total liabilities	12,770,724	12,323,264
Commitments and Contingent liabilities (See Note 16. “Commitments and Contingencies”)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 190,000,000 shares authorized; 141,043,149 shares issued at March 31, 2017 and December 31, 2016; 135,604,435 and 135,257,570 shares outstanding at March 31, 2017 and December 31, 2016, respectively)	1,411	1,411
Additional paid-in capital	1,590,293	1,597,287
Treasury stock, at cost (5,438,714 shares at March 31, 2017 and 5,785,579 at December 31, 2016)	(62,046)	(66,188)
Retained earnings	382,676	349,308
Accumulated other comprehensive (loss), net of tax (benefit) of $(15,487) at March 31, 2017 and $(17,390) at December 31, 2016	(23,721)	(26,635)
Total stockholders’ equity	1,888,613	1,855,183
Total liabilities and stockholders’ equity	$14,659,337	$14,178,447
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Income Statements (Unaudited)
(Dollars in thousands, except share and per share data)

	Three months ended
	March 31,
	2017	2016
Interest and dividend income:
Loans and loan fees	$104,570	$89,034
Securities taxable	12,282	12,016
Securities non-taxable	7,618	3,879
Other earning assets	1,530	1,077
Total interest and dividend income	126,000	106,006
Interest expense:
Deposits	9,508	6,409
Borrowings	7,702	6,087
Total interest expense	17,210	12,496
Net interest income	108,790	93,510
Provision for loan losses	4,500	4,000
Net interest income after provision for loan losses	104,290	89,510
Non-interest income:
Accounts receivable management / factoring commissions and other fees	3,769	4,494
Mortgage banking income	271	2,002
Deposit fees and service charges	3,335	4,496
Net (loss) on sale of securities	(23)	(283)
Bank owned life insurance	1,370	1,327
Investment management fees	231	1,124
Other	3,883	2,270
Total non-interest income	12,836	15,430
Non-interest expense:
Compensation and benefits	31,391	30,020
Stock-based compensation plans	1,736	1,540
Occupancy and office operations	8,134	9,282
Amortization of intangible assets	2,229	3,053
FDIC insurance and regulatory assessments	1,888	2,258
Other real estate owned expense, net	1,676	582
Merger-related expense	3,127	265
Charge for asset write-downs, retention and severance	—	2,485
Loss on extinguishment of borrowings	—	8,716
Other	10,169	10,730
Total non-interest expense	60,350	68,931
Income before income tax expense	56,776	36,009
Income tax expense	17,709	12,243
Net income	$39,067	$23,766
Weighted average common shares:
Basic	135,163,347	129,974,025
Diluted	135,811,721	130,500,975
Earnings per common share:
Basic	$0.29	$0.18
Diluted	0.29	0.18
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three months ended
	March 31,
	2017	2016
Net income	$39,067	$23,766
Other comprehensive income, before tax:
Change in unrealized holding gains on securities available for sale	4,495	26,352
Accretion of net unrealized loss on securities transferred to held to maturity	243	(74)
Reclassification adjustment for net realized losses included in net income	23	283
Change in the actuarial loss of defined benefit plan and post-retirement benefit plans	56	354
Total other comprehensive income, before tax	4,817	26,915
Deferred tax (expense) related to other comprehensive income	(1,903)	(10,632)
Other comprehensive income, net of tax	2,914	16,283
Comprehensive income	$41,981	$40,049
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share and per share data)

	Number of shares	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity
Balance at January 1, 2016	130,006,926	$1,367	$1,506,612	$(76,190)	$245,408	$(12,124)	$1,665,073
Net income	—	—	—	—	23,766	—	23,766
Other comprehensive income	—	—	—	—	—	16,283	16,283
Stock option & other stock transactions, net	74,797	—	202	807	(148)	—	861
Restricted stock awards, net	467,266	—	(5,397)	5,241	1,381	—	1,225
Cash dividends declared ($0.07 per common share)	—	—	—	—	(9,075)	—	(9,075)
Balance at March 31, 2016	130,548,989	$1,367	$1,501,417	$(70,142)	$261,332	$4,159	$1,698,133

Balance at January 1, 2017	135,257,570	$1,411	$1,597,287	$(66,188)	$349,308	$(26,635)	$1,855,183
Net income	—	—	—	—	39,067	—	39,067
Other comprehensive income	—	—	—	—	—	2,914	2,914
Stock option & other stock transactions, net	40,253	—	49	553	(109)	—	493
Restricted stock awards, net	306,612	—	(7,043)	3,589	3,846	—	392
Cash dividends declared ($0.07 per common share)	—	—	—	—	(9,436)	—	(9,436)
Balance at March 31, 2017	135,604,435	$1,411	$1,590,293	$(62,046)	$382,676	$(23,721)	$1,888,613

See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three months ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$39,067	$23,766
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses	4,500	4,000
Net loss from write-downs and sales of other real estate owned	1,293	153
Depreciation of premises and equipment	2,014	2,102
Asset write-downs, severance and retention compensation and other restructuring charges	—	2,485
Amortization of intangible assets	2,229	3,053
Amortization of low income housing tax credits	138	48
Net loss on sale of securities	23	283
Net gain on loans held for sale	(701)	(2,002)
Net amortization of premiums on securities	5,545	3,328
Net accretion of purchase discount and amortization of net deferred loan costs	(3,482)	(5,084)
Net accretion of debt issuance costs and amortization of premium on borrowings	134	97
Restricted stock compensation expense	1,686	1,414
Stock option compensation expense	50	126
Originations of loans held for sale	(5,159)	(102,165)
Proceeds from sales of loans held for sale	45,190	111,040
Increase in cash surrender value of bank owned life insurance	(1,370)	(1,327)
Deferred income tax (benefit) expense	(890)	6,214
Other adjustments (principally net changes in other assets and other liabilities)	(28,398)	(50,113)
Net cash provided by (used in) operating activities	61,869	(2,582)
Cash flows from investing activities:
Purchases of securities:
Available for sale	(282,437)	(269,220)
Held to maturity	(100,799)	(242,428)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	70,273	44,908
Held to maturity	14,124	11,090
Proceeds from sales of securities available for sale	232	275,358
Portfolio loan originations, net	(169,183)	(121,428)
Portfolio loans purchased	(94,912)	—
Proceeds from sale of loans held for investment	28,990	19,054
Purchase of FHLB and FRB stock, net	(12,932)	(1,572)
Proceeds from sales of other real estate owned	3,361	376
Purchases of premises and equipment	(2,263)	(996)
Purchase low income housing tax credit	(2,200)	—
Cash paid for acquisition, net	—	(346,690)
Net cash (used in) investing activities	(547,746)	(631,548)

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three months ended
	March 31,
	2017	2016
Cash flows from financing activities:
Net increase in transaction, savings and money market deposits	$220,658	$689,379
Net (decrease) increase in certificates of deposit	(37,192)	59,236
Net (decrease) increase in short-term FHLB borrowings	(256,000)	205,000
Advances of term FHLB borrowings	625,000	325,000
Repayments of term FHLB borrowings	(125,000)	(495,062)
Net increase in other borrowings	27,830	7,005
Issuance of Bank Subordinated Notes	—	108,124
Net (decrease) increase in mortgage escrow funds	(419)	1,194
Proceeds from stock option exercises	493	546
Cash dividends paid	(9,436)	(9,075)
Net cash provided by financing activities	445,934	891,347
Net (decrease) increase in cash and cash equivalents	(39,943)	257,217
Cash and cash equivalents at beginning of period	293,646	229,513
Cash and cash equivalents at end of period	$253,703	$486,730
Supplemental cash flow information:
Interest payments	$13,369	$14,598
Income tax payments	2,785	17,179
Real estate acquired in settlement of loans	667	442
Loans transferred from held for investment to held for sale	28,990	19,054

Acquisitions:
Non-cash assets acquired:
Total loans, net	$—	$320,447
Accrued interest receivable	—	1,443
Goodwill	—	25,698
Customer list	—	1,500
Premises and equipment, net	—	176
Other assets	—	2,265
Total non-cash assets acquired	—	351,529
Liabilities assumed:
Other liabilities	—	4,839
Total liabilities assumed	—	4,839

Net non-cash assets acquired	—	346,690
Cash and cash equivalents received in acquisitions	—	4,762
Total consideration paid	$—	$351,452
The Company completed the acquisition of NewStar Business Credit LLC (“NSBC”) on March 31, 2016, which is included in the acquisitions portion of the statement of cash flows for the three months ended March 31, 2016. See Note 2. “Acquisitions” for additional information.
See accompanying notes to consolidated financial statements.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

(1) Basis of Financial Statement Presentation

(a) Nature of Operations
Sterling Bancorp (the “Company”) is a Delaware corporation, a bank holding company and a financial holding company headquartered in Montebello, New York that owns all of the outstanding shares of common stock of Sterling National Bank (the “Bank”), its principal subsidiary. The Bank is a full-service regional bank specializing in the delivery of services and solutions to business owners, their families and consumers within the communities it serves through teams of dedicated and experienced relationship managers.

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

The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2016, included in our Annual Report on Form 10-K, as filed with the SEC on February 27, 2017 (the “2016 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period. Certain items in prior financial statements have been reclassified to conform to the current presentation. These reclassifications had no impact on previously reported net income.

(c) Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, expense and contingencies at the date of the financial statements. Actual results could differ significantly from these estimates, particularly the allowance for loan losses and the status of contingencies, are subject to change.

(d) Pending Merger with Astoria Financial Corporation
See Note 20. “Pending Merger with Astoria Financial Corporation.” for information.

(e) Adoption of New Accounting Standard
Effective January 1, 2017, the Company adopted the provisions of Accounting Standard Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This standard requires that all income tax effects related to settlements of stock-based compensation awards be reported in earnings as an increase or decrease to income tax expense. The impact of the adoption of this standard reduced reported income tax expense $742, in the first quarter of 2017. The Company also elected to recognize forfeitures as they occur, which did not have a material impact to the consolidated financial statements.

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

(3) Securities

A summary of amortized cost and estimated fair value of securities as of March 31, 2017 and December 31, 2016 is presented below. The term “MBS” refers to mortgage-backed securities and the term “CMO” refers to collateralized mortgage obligations. Both of these terms are further defined in Note 17. “Fair Value Measurements”.

	March 31, 2017
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Residential MBS:
Agency-backed	$1,400,989	$1,178	$(20,168)	$1,381,999	$290,889	$1,544	$(3,504)	$288,929
CMO/Other MBS	54,057	53	(957)	53,153	38,490	65	(660)	37,895
Total residential MBS	1,455,046	1,231	(21,125)	1,435,152	329,379	1,609	(4,164)	326,824
Other securities:
Federal agencies	199,045	—	(9,915)	189,130	58,312	1,648	—	59,960
Corporate	61,488	439	(880)	61,047	35,000	656	—	35,656
State and municipal	258,991	1,188	(3,837)	256,342	1,046,283	4,663	(32,018)	1,018,928
Other	—	—	—	—	5,750	199	—	5,949
Total other securities	519,524	1,627	(14,632)	506,519	1,145,345	7,166	(32,018)	1,120,493
Total securities	$1,974,570	$2,858	$(35,757)	$1,941,671	$1,474,724	$8,775	$(36,182)	$1,447,317

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	December 31, 2016
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Residential MBS:
Agency-backed	$1,213,733	$569	$(20,821)	$1,193,481	$277,539	$1,353	$(3,625)	$275,267
CMO/Other MBS	57,563	44	(926)	56,681	40,594	74	(572)	40,096
Total residential MBS	1,271,296	613	(21,747)	1,250,162	318,133	1,427	(4,197)	315,363
Other securities:
Federal agencies	204,770	2	(10,793)	193,979	58,200	1,392	—	59,592
Corporate	43,464	150	(1,108)	42,506	35,048	431	(11)	35,468
State and municipal	245,304	739	(5,273)	240,770	974,290	3,571	(36,232)	941,629
Other	—	—	—	—	5,750	195	—	5,945
Total other securities	493,538	891	(17,174)	477,255	1,073,288	5,589	(36,243)	1,042,634
Total securities	$1,764,834	$1,504	$(38,921)	$1,727,417	$1,391,421	$7,016	$(40,440)	$1,357,997

The amortized cost and estimated fair value of securities at March 31, 2017 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential MBS are shown separately since they are not due at a single maturity date.

	March 31, 2017
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Remaining period to contractual maturity:
One year or less	$12,315	$12,343	$22,829	$23,015
One to five years	95,619	95,455	65,479	66,997
Five to ten years	278,007	270,419	213,156	215,548
Greater than ten years	133,583	128,302	843,881	814,933
Total securities with a stated maturity date	519,524	506,519	1,145,345	1,120,493
Residential MBS	1,455,046	1,435,152	329,379	326,824
Total securities	$1,974,570	$1,941,671	$1,474,724	$1,447,317

Sales of securities for the periods indicated below were as follows:

	For the three months ended
	March 31,
	2017	2016
Available for sale:
Proceeds from sales	$232	$275,358
Gross realized gains	6	1,562
Gross realized (losses)	(29)	(1,845)
Income tax (benefit) on realized net (losses)	(7)	(96)

At March 31, 2017 and December 31, 2016, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity, other than the U.S. federal government and its agencies.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table summarizes securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position for the periods presented below:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available for sale
March 31, 2017
Residential MBS:
Agency-backed	$1,193,333	$(20,162)	$774	$(6)	$1,194,107	$(20,168)
CMO/Other MBS	35,701	(512)	14,050	(445)	49,751	(957)
Total residential MBS	1,229,034	(20,674)	14,824	(451)	1,243,858	(21,125)
Other securities:
Federal agencies	189,126	(9,915)	4	—	189,130	(9,915)
Corporate	10,317	(72)	15,087	(808)	25,404	(880)
State and municipal	151,607	(3,758)	3,579	(79)	155,186	(3,837)
Total other securities	351,050	(13,745)	18,670	(887)	369,720	(14,632)
Total	$1,580,084	$(34,419)	$33,494	$(1,338)	$1,613,578	$(35,757)
December 31, 2016
Residential MBS:
Agency-backed	$1,101,641	$(20,816)	$686	$(5)	$1,102,327	$(20,821)
CMO/Other MBS	38,841	(506)	15,239	(420)	54,080	(926)
Total residential MBS	1,140,482	(21,322)	15,925	(425)	1,156,407	(21,747)
Other securities:
Federal agencies	185,504	(10,793)	4	—	185,508	(10,793)
Corporate	10,399	(137)	14,942	(971)	25,341	(1,108)
State and municipal	173,062	(5,196)	3,733	(77)	176,795	(5,273)
Total other securities	368,965	(16,126)	18,679	(1,048)	387,644	(17,174)
Total securities	$1,509,447	$(37,448)	$34,604	$(1,473)	$1,544,051	$(38,921)

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table summarizes securities held to maturity with unrecognized losses, segregated by the length of time in a continuous unrecognized loss position for the periods presented below:

	Continuous unrecognized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Held to maturity
March 31, 2017
Residential MBS:
Agency-backed	$164,603	$(3,185)	$5,107	$(319)	$169,710	$(3,504)
CMO/Other MBS	32,975	(660)	—	—	32,975	(660)
Total residential MBS	197,578	(3,845)	5,107	(319)	202,685	(4,164)
Other securities:
State and municipal	755,540	(31,862)	6,630	(156)	762,170	(32,018)
Total	$953,118	$(35,707)	$11,737	$(475)	$964,855	$(36,182)
December 31, 2016
Residential MBS:
Agency-backed	$185,116	$(3,623)	$213	$(2)	$185,329	$(3,625)
CMO/Other MBS	34,786	(572)	—	—	34,786	(572)
Total residential MBS	219,902	(4,195)	213	(2)	220,115	(4,197)
Other securities:
Corporate	—	—	5,037	(11)	5,037	(11)
State and municipal	758,690	(36,169)	2,816	(63)	761,506	(36,232)
Total other securities	758,690	(36,169)	7,853	(74)	766,543	(36,243)
Total securities	$978,592	$(40,364)	$8,066	$(76)	$986,658	$(40,440)

At March 31, 2017, a total of 261 available for sale securities were in a continuous unrealized loss position for less than 12 months and 41 available for sale securities were in a continuous unrealized loss position for 12 months or longer. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other than temporary impairment (“OTTI”) losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Company anticipates it will receive full value for the securities. Furthermore, as of March 31, 2017, management did not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons related to credit quality. As of March 31, 2017, management believes the impairments detailed in the table above are temporary.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

Securities pledged for borrowings at the FHLB and other institutions, and securities pledged for municipal deposits and other purposes, were as follows for the periods presented below:

	March 31,	December 31,
	2017	2016
Available for sale securities pledged for borrowings, at fair value	$29,527	$67,599
Available for sale securities pledged for municipal deposits, at fair value	357,056	398,961
Available for sale securities pledged for customer back-to-back swaps, at fair value	—	126
Held to maturity securities pledged for borrowings, at amortized cost	101,564	55,343
Held to maturity securities pledged for municipal deposits, at amortized cost	955,363	958,246
Total securities pledged	$1,443,510	$1,480,275

(4) Portfolio Loans

The composition of the Company’s loan portfolio, excluding loans held for sale, was the following for the periods presented below:

	March 31,	December 31,
	2017	2016
Commercial:
Commercial and industrial (“C&I”):
Traditional C&I	$1,469,130	$1,404,774
Asset-based lending	735,737	741,942
Payroll finance	223,934	255,549
Warehouse lending	486,381	616,946
Factored receivables	191,398	214,242
Equipment financing	662,844	589,315
Public sector finance	412,394	349,182
Total C&I	4,181,818	4,171,950
Commercial mortgage:
Commercial real estate	3,313,848	3,162,942
Multi-family	1,062,797	981,076
Acquisition, development & construction (“ADC”)	238,966	230,086
Total commercial mortgage	4,615,611	4,374,104
Total commercial	8,797,429	8,546,054
Residential mortgage	695,398	697,108
Consumer	271,140	284,068
Total portfolio loans	9,763,967	9,527,230
Allowance for loan losses	(66,939)	(63,622)
Total portfolio loans, net	$9,697,028	$9,463,608

Total portfolio loans include net deferred loan origination fees of $3,725 and $1,788 at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017 and December 31, 2016, the Company pledged loans with an unpaid principal balance of $2,489,394 and $2,349,604, respectively, to the FHLB as collateral for certain borrowing arrangements. See Note 8. “Borrowings”.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following tables set forth the amounts and status of the Company’s loans, troubled debt restructurings (“TDRs”) and non-performing loans at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$1,441,001	$758	$1,015	$274	$26,082	$1,469,130
Asset-based lending	735,737	—	—	—	—	735,737
Payroll finance	223,460	—	90	—	384	223,934
Warehouse lending	486,381	—	—	—	—	486,381
Factored receivables	191,206	—	—	—	192	191,398
Equipment financing	657,646	1,476	1,018	—	2,704	662,844
Public sector finance	412,394	—	—	—	—	412,394
Commercial real estate	3,290,081	2,505	796	318	20,148	3,313,848
Multi-family	1,062,732	—	—	—	65	1,062,797
ADC	235,703	—	2,000	88	1,175	238,966
Residential mortgage	677,587	2,279	1,035	108	14,389	695,398
Consumer	261,504	2,330	309	—	6,997	271,140
Total portfolio loans	$9,675,432	$9,348	$6,263	$788	$72,136	$9,763,967
Total TDRs included above	$15,741	$—	$—	$128	$2,530	$18,399
Non-performing loans:
Loans 90+ days past due and still accruing					$788
Non-accrual loans					72,136
Total non-performing loans					$72,924

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	December 31, 2016
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$1,376,181	$835	$817	$555	$26,386	$1,404,774
Asset-based lending	741,942	—	—	—	—	741,942
Payroll finance	254,715	—	14	621	199	255,549
Warehouse lending	616,946	—	—	—	—	616,946
Factored receivables	213,624	—	—	—	618	214,242
Equipment financing	583,835	2,142	1,092	—	2,246	589,315
Public sector finance	349,182	—	—	—	—	349,182
Commercial real estate	3,140,561	967	—	406	21,008	3,162,942
Multi-family	981,005	—	—	—	71	981,076
ADC	224,817	—	—	—	5,269	230,086
Residential mortgage	675,750	5,509	951	108	14,790	697,108
Consumer	274,719	2,423	350	—	6,576	284,068
Total portfolio loans	$9,433,277	$11,876	$3,224	$1,690	$77,163	$9,527,230
Total TDRs included above	$11,032	$253	$—	$—	$1,989	$13,274
Non-performing loans:
Loans 90+ days past due and still accruing					$1,690
Non-accrual loans					77,163
Total non-performing loans					$78,853

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table provides additional analysis of the Company’s non-accrual loans at March 31, 2017 and December 31, 2016:

	March 31, 2017				December 31, 2016
	Recorded investment Non-accrual loans	Recorded investment PCI(1) non-accrual loans	Recorded investment total non-accrual loans	Unpaid principal balance non-accrual loans	Recorded investment Non-accrual loans	Recorded investment PCI non-accrual loans	Recorded investment total non-accrual loans	Unpaid principal balance non-accrual loans
Traditional C&I	$22,047	$4,035	$26,082	$26,606	$22,338	$4,048	$26,386	$26,386
Payroll finance	384	—	384	1,746	199	—	199	199
Factored receivables	192	—	192	192	618	—	618	618
Equipment financing	2,704	—	2,704	2,704	2,246	—	2,246	2,246
Commercial real estate	14,254	5,894	20,148	25,229	15,063	5,945	21,008	25,619
Multi-family	65	—	65	71	71	—	71	71
ADC	1,175	—	1,175	1,310	5,269	—	5,269	5,398
Residential mortgage	13,008	1,381	14,389	17,361	13,399	1,391	14,790	18,190
Consumer	6,147	850	6,997	8,246	5,719	857	6,576	7,865
Total	$59,976	$12,160	$72,136	$83,465	$64,922	$12,241	$77,163	$86,592

(1) The Company acquired loans for which there was, at acquisition, both evidence of deterioration of credit quality since origination and probability, at acquisition, that all contractually required payments would not be collected. These loans are classified as purchased credit impaired loans (“PCI loans”).

There were no non-accrual asset-based lending, warehouse lending or public sector finance loans at March 31, 2017 or December 31, 2016.

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

At March 31, 2017 and December 31, 2016, the recorded investment of residential mortgage loans that were in the process of foreclosure was $9,604 and $9,263, respectively, which are included in non-accrual residential mortgage loans above.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at March 31, 2017:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Traditional C&I	$24,975	$1,430,558	$13,597	$1,469,130	$—	$14,441	$14,441
Asset-based lending	—	720,242	15,495	735,737	—	3,353	3,353
Payroll finance	—	223,934	—	223,934	—	1,155	1,155
Warehouse lending	—	486,381	—	486,381	—	1,227	1,227
Factored receivables	—	191,398	—	191,398	—	1,322	1,322
Equipment financing	4,952	657,892	—	662,844	—	6,039	6,039
Public sector finance	—	412,394	—	412,394	—	1,249	1,249
Commercial real estate	14,787	3,256,578	42,483	3,313,848	—	23,438	23,438
Multi-family	—	1,058,455	4,342	1,062,797	—	4,102	4,102
ADC	5,951	227,986	5,029	238,966	—	1,170	1,170
Residential mortgage	2,545	691,307	1,546	695,398	—	5,715	5,715
Consumer	1,497	268,045	1,598	271,140	—	3,728	3,728
Total portfolio loans	$54,707	$9,625,170	$84,090	$9,763,967	$—	$66,939	$66,939

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at December 31, 2016:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Traditional C&I	$25,221	$1,365,466	$14,087	$1,404,774	$—	$12,864	$12,864
Asset-based lending	—	724,247	17,695	741,942	—	3,316	3,316
Payroll finance	570	254,979	—	255,549	—	951	951
Warehouse lending	—	616,946	—	616,946	—	1,563	1,563
Factored receivables	—	214,242	—	214,242	—	1,669	1,669
Equipment financing	1,413	587,902	—	589,315	—	5,039	5,039
Public sector finance	—	349,182	—	349,182	—	1,062	1,062
Commercial real estate	14,853	3,104,057	44,032	3,162,942	—	20,466	20,466
Multi-family	—	976,710	4,366	981,076	—	4,991	4,991
ADC	9,025	216,094	4,967	230,086	—	1,931	1,931
Residential mortgage	2,545	692,396	2,167	697,108	—	5,864	5,864
Consumer	1,764	280,710	1,594	284,068	—	3,906	3,906
Total portfolio loans	$55,391	$9,382,931	$88,908	$9,527,230	$—	$63,622	$63,622

Management considers a loan to be impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Evaluation of impairment is treated the same across all classes of loans on a loan-by-loan basis, except residential mortgage loans and home equity lines of credit (“HELOC”) and consumer loans with an outstanding balance of $500 or less, which are evaluated for impairment on a homogeneous pool basis. (HELOC loans are included within consumer loans). When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole remaining source of repayment of the loan is the operation or liquidation of the collateral. In these cases,

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

The carrying amount of PCI loans is presented in the tables above. At March 31, 2017, the net recorded amount of PCI loans was $84,090, which included $15,495 of asset-based lending loans acquired in the NSBC Acquisition. There was $724 and $685 included in the allowance for loan losses associated with PCI loans at March 31, 2017 and December 31, 2016, respectively.

The following table presents the changes in the balance of the accretable yield discount for PCI loans for three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
	2017	2016
Balance at beginning of period	$11,117	$11,211
Balances acquired in the NSBC Acquisition	—	2,200
Accretion of income	(1,199)	(1,155)
Disposals	—	—
Reclassification from non-accretable difference	815	266
Balance at end of period	$10,733	$12,522

Income is not recognized on PCI loans unless the Company can reasonably estimate the cash flows that are expected to be collected over the life of the loan. The balance of PCI loans that were treated under the cost recovery method was $12,160 and $12,241 at March 31, 2017 and December 31, 2016, respectively.

The following table presents loans individually evaluated for impairment, excluding PCI loans, by segment of loans at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Unpaid principal balance	Recorded investment	Unpaid principal balance	Recorded investment
Loans with no related allowance recorded:
Traditional C&I	$25,355	$24,975	$25,221	$25,221
Payroll finance	—	—	570	570
Equipment financing	4,952	4,952	1,413	1,413
Commercial real estate	18,225	14,787	16,365	14,853
ADC	6,208	5,951	9,025	9,025
Residential mortgage	2,545	2,545	2,545	2,545
Consumer	1,497	1,497	1,764	1,764
Total	$58,782	$54,707	$56,903	$55,391

At March 31, 2017 and December 31, 2016 there were no asset-based lending, factored receivables, warehouse lending, public sector finance loans or multi-family loans that were individually evaluated for impairment.

The Company’s policy generally requires a charge-off of the difference between the present value of the cash flows or the net collateral value of the collateral securing the loan and the Company’s recorded investment. As a result, there were no impaired loans with an allowance recorded at March 31, 2017 or December 31, 2016.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following tables present the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for the three months ended March 31, 2017 and March 31, 2016:

	For the three months ended
	March 31, 2017		March 31, 2016
	QTD average recorded investment	Interest income recognized	QTD average recorded investment	Interest income recognized
Loans with no related allowance recorded:
Traditional C&I	$24,912	$7	$15,366	$9
Equipment financing	1,638	—	1,288	—
Commercial real estate	14,124	40	13,118	39
Multi-family	—	—	884	—
ADC	5,513	51	8,632	56
Residential mortgage	2,545	—	515	—
Consumer	1,497	—	748	—
Total	$50,229	$98	$40,551	$104

There were no impaired loans with an allowance recorded at March 31, 2017 or December 31, 2016. For the three months ended March 31, 2017 and 2016, there were no asset-based lending, payroll finance, factored receivables, warehouse lending, or public sector finance loans that were impaired and there was no cash-basis interest income recognized.

Troubled Debt Restructuring (“TDRs”)
The following tables set forth the amounts and past due status of the Company’s TDRs at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$570	$—	$—	$—	$—	$570
Equipment financing	3,088	—	—	—	—	3,088
Commercial real estate	4,275	—	—	128	—	4,403
ADC	5,574	—	—	—	1,175	6,749
Residential mortgage	2,234	—	—	—	1,355	3,589
Total	$15,741	$—	$—	$128	$2,530	$18,399

	December 31, 2016
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$572	$—	$—	$—	$128	$700
Equipment financing	—	—	—	—	29	29
Commercial real estate	2,443	253	—	—	—	2,696
ADC	5,962	—	—	—	458	6,420
Residential mortgage	2,055	—	—	—	1,374	3,429
Total	$11,032	$253	$—	$—	$1,989	$13,274

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

There were no asset-based lending, payroll finance, warehouse lending, factored receivables, public sector finance, multi-family or consumer loans that were TDRs for either period presented above. The Company did not have outstanding commitments to lend additional amounts to customers with loans classified as TDRs as of March 31, 2017 or December 31, 2016.

There were six loans modified as a TDR in the three months ended March 31, 2017. These TDRs did not increase the allowance for loan losses and did not result in charge-offs in the three months ended March 31, 2017.

The following table presents loans by segment modified as TDRs that occurred during the first three months of 2017 and 2016:

	March 31, 2017			March 31, 2016
		Recorded investment			Recorded investment
	Number	Pre- modification	Post- modification	Number	Pre- modification	Post- modification
Equipment financing	2	$3,088	$3,089	—	$—	$—
Commercial real estate	2	1,724	1,724	—	—	—
ADC	1	797	797	—	—	—
Residential mortgage	1	239	238	1	469	469
Total TDRs	6	$5,848	$5,848	1	$469	$469

There were no TDRs that were modified during the three months ended March 31, 2017 or 2016 that subsequently defaulted (which is defined as missing three consecutive monthly payments or being over 90 days past due on a scheduled payment).

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

(5) Allowance for Loan Losses

Activity in the allowance for loan losses for the three months ended March 31, 2017 and 2016 is summarized below:

	For the three months ended March 31, 2017
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision / (reversal of)	Ending balance
Traditional C&I	$12,864	$(687)	$139	$(548)	$2,125	$14,441
Asset-based lending	3,316	—	3	3	34	3,353
Payroll finance	951	—	—	—	204	1,155
Warehouse lending	1,563	—	—	—	(336)	1,227
Factored receivables	1,669	(296)	16	(280)	(67)	1,322
Equipment financing	5,039	(471)	140	(331)	1,331	6,039
Public sector finance	1,062	—	—	—	187	1,249
Commercial real estate	20,466	(83)	2	(81)	3,053	23,438
Multi-family	4,991	—	—	—	(889)	4,102
ADC	1,931	—	136	136	(897)	1,170
Residential mortgage	5,864	(158)	149	(9)	(140)	5,715
Consumer	3,906	(114)	41	(73)	(105)	3,728
Total allowance for loan losses	$63,622	$(1,809)	$626	$(1,183)	$4,500	$66,939
Annualized net charge-offs to average loans outstanding:						0.05%

	For the three months ended March 31, 2016
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision / (reversal of)	Ending balance
Traditional C&I	$9,922	$(489)	$313	$(176)	$1,159	$10,905
Asset-based lending	2,793	—	16	16	—	2,809
Payroll finance	1,936	—	4	4	(394)	1,546
Warehouse lending	589	—	—	—	(69)	520
Factored receivables	1,457	(81)	24	(57)	7	1,407
Equipment financing	4,925	(457)	108	(349)	817	5,393
Public Sector Finance	547	—	—	—	8	555
Commercial real estate	13,861	(4)	21	17	1,892	15,770
Multi-family	2,741	—	2	2	253	2,996
ADC	2,009	—	—	—	148	2,157
Residential mortgage	5,007	(224)	28	(196)	39	4,850
Consumer	4,358	(511)	119	(392)	140	4,106
Total allowance for loan losses	$50,145	$(1,766)	$635	$(1,131)	$4,000	$53,014
Annualized net charge-offs to average loans outstanding:						0.06%

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table presents the allowance for loan losses to originated loans as of March 31, 2017. The population of originated loans includes loans originated by the Company and acquired loans that have migrated into the population of loans covered by our allowance for loan losses.

	March 31, 2017
Originated:	Pass	Special mention	Substandard	Doubtful	Loss	Total
Traditional C&I	$1,085,899	$10,525	$41,457	$902	$—	$1,138,783
Asset-based lending	573,159	10,966	—	—	—	584,125
Payroll finance	203,878	19,672	384	—	—	223,934
Warehouse lending	486,381	—	—	—	—	486,381
Factored receivables	191,141	65	192	—	—	191,398
Equipment financing	632,705	4,812	2,704	—	—	640,221
Public sector finance	412,394	—	—	—	—	412,394
Commercial real estate	3,125,759	11,908	18,103	—	—	3,155,770
Multi-family	981,170	1,483	650	—	—	983,303
ADC	227,525	6,620	4,821	—	—	238,966
Residential mortgage	513,168	486	14,012	—	—	527,666
Consumer	180,978	313	7,160	—	—	188,451
Total originated loans	$8,614,157	$66,850	$89,483	$902	$—	$8,771,392
Allowance for loan losses	$60,193	$2,010	$4,061	$675	$—	$66,939
As a % of originated loans	0.70%	3.01%	4.54%	74.83%	—%	0.76%

In purchase accounting, the prior allowance for loan losses is not carried over, and in its place, the Company is required to estimate the fair value of loans acquired, which is included as a purchase discount within the acquired loan discount. The following analysis presents the remaining purchase accounting marks to acquired loan portfolios as of March 31, 2017.

	March 31, 2017
Acquired loans:	Pass	Special mention	Substandard	Doubtful	Loss	Total
Traditional C&I	$324,748	$5,314	$285	$—	$—	$330,347
Asset-based lending	145,365	6,247	—	—	—	151,612
Equipment financing	22,623	—	—	—	—	22,623
Commercial real estate	121,510	26,327	10,241	—	—	158,078
Multi-family	73,949	5,545	—	—	—	79,494
Residential mortgage	165,696	549	1,487	—	—	167,732
Consumer	82,689	—	—	—	—	82,689
Total loans subject to purchase accounting marks	$936,580	$43,982	$12,013	$—	$—	$992,575
Remaining purchase accounting mark	$31,433	$1,759	$991	$—	$—	$34,183
As a % of acquired loans	3.36%	4.00%	8.25%	—%	—%	3.44%

Total portfolio loans	$9,550,737	$110,832	$101,496	$902	$—	$9,763,967

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table presents the allowance for loan losses to originated loans as of December 31, 2016.

	December 31, 2016
Originated:	Pass	Special mention	Substandard	Doubtful	Loss	Total
Traditional C&I	$1,009,605	$5,104	$28,496	$442	$—	$1,043,647
Asset-based lending	545,220	17,678	—	—	—	562,898
Payroll finance	254,729	—	820	—	—	255,549
Warehouse lending	616,946	—	—	—	—	616,946
Factored receivables	213,624	185	433	—	—	214,242
Equipment financing	556,522	2,128	3,397	—	—	562,047
Public sector finance	349,182	—	—	—	—	349,182
Commercial real estate	2,869,306	12,492	19,130	—	—	2,900,928
Multi-family	866,825	1,497	658	—	—	868,980
ADC	214,317	6,899	8,870	—	—	230,086
Residential mortgage	505,803	951	14,578	—	—	521,332
Consumer	191,961	646	6,738	—	—	199,345
Total originated loans	$8,194,040	$47,580	$83,120	$442	$—	$8,325,182
Allowance for loan losses	$58,217	$1,423	$3,650	$332	$—	$63,622
As a % of originated loans	0.71%	2.99%	4.39%	75.11%	—%	0.76%

The following analysis presents the remaining purchase accounting marks to acquired loan portfolios as of December 31, 2016.

	December 31, 2016
Acquired loans:	Pass	Special mention	Substandard	Doubtful	Loss	Total
Traditional C&I	$353,625	$7,021	$481	$—	$—	$361,127
Asset-based lending	161,349	17,695	—	—	—	179,044
Equipment financing	27,268	—	—	—	—	27,268
Commercial real estate	224,983	26,698	10,333	—	—	262,014
Multi-family	106,521	5,575	—	—	—	112,096
Residential mortgage	174,558	—	1,218	—	—	175,776
Consumer	84,723	—	—	—	—	84,723
Total loans subject to purchase accounting marks	$1,133,027	$56,989	$12,032	$—	$—	$1,202,048
Remaining purchase accounting mark	$34,322	$1,725	$965	$—	$—	$37,012
As a % of acquired loans	3.03%	3.03%	8.02%	—%	—%	3.08%

Total portfolio loans	$9,327,067	$104,569	$95,152	$442	$—	$9,527,230

Credit Quality Indicators
As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators, including trends related to (i) the weighted-average risk grade of commercial loans; (ii) the level of classified commercial loans; (iii) the delinquency status of residential mortgage and consumer loans HELOC and other consumer loans; (iv) net charge-offs; (v) non-performing loans (see details above); and (vi) the general economic conditions in the greater New York metropolitan region. The Company analyzes loans individually by classifying the loans by credit risk, except residential mortgage loans, HELOC and other consumer loans, which are evaluated on a homogeneous pool basis unless the loan balance is greater than $500. This analysis is performed at least quarterly on all criticized/classified loans. The Company uses the following definitions of risk ratings:

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

Loans that are risk-rated 1 through 6, as defined above, are considered to be pass-rated loans. As of March 31, 2017 and December 31, 2016, the risk category of gross loans by segment was as follows:

	March 31, 2017			December 31, 2016
	Special mention	Substandard	Doubtful	Special mention	Substandard	Doubtful
Traditional C&I	$15,839	$41,742	$902	$12,125	$28,977	$442
Asset-based lending	17,213	—	—	35,373	—	—
Payroll finance	19,672	384	—	—	820	—
Factored receivables	65	192	—	185	433	—
Equipment financing	4,812	2,704	—	2,128	3,397	—
Commercial real estate	38,235	28,344	—	39,190	29,463	—
Multi-family	7,028	650	—	7,072	658	—
ADC	6,620	4,821	—	6,899	8,870	—
Residential mortgage	1,035	15,499	—	951	15,796	—
Consumer	313	7,160	—	646	6,738	—
Total	$110,832	$101,496	$902	$104,569	$95,152	$442

There were no criticized or classified warehouse lending or public sector finance loans for the periods presented. There were no loans rated “loss” at March 31, 2017 and December 31, 2016. Included in asset-based lending loans rated special mention at March 31, 2017 were $10,952 of loans acquired in the NSBC Acquisition.

(6) Goodwill and Other Intangible Assets

The balance of goodwill and other intangible assets for the periods presented were as follows:

	March 31,	December 31,
	2017	2016
Goodwill	$696,600	$696,600
Other intangible assets:
Core deposits	$35,808	$37,455
Customer lists	7,226	7,683
Non-compete agreements	500	625
Trade name	20,500	20,500
Fair value of below market leases	64	90
Total	$64,098	$66,353

The decrease in goodwill and other intangible assets at March 31, 2017 compared to December 31, 2016 was due to amortization of intangibles.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2017 was as follows:

Amortization expense
Remainder of 2017	$6,583
2018	7,285
2019	6,074
2020	5,428
2021	5,022
2022	4,522
Thereafter	8,684
Total	$43,598

(7) Deposits

Deposit balances at March 31, 2017 and December 31, 2016 were as follows:

	March 31,	December 31,
	2017	2016
Non-interest bearing demand	$3,196,841	$3,239,332
Interest bearing demand	2,217,719	2,220,456
Savings	801,887	747,031
Money market	3,488,716	3,277,686
Certificates of deposit	546,562	583,754
Total deposits	$10,251,725	$10,068,259
Municipal deposits totaled $1,391,221 and $1,270,921 at March 31, 2017 and December 31, 2016, respectively. See Note 3. “Securities” for the aggregate amount of securities that were pledged as collateral for municipal deposits and other purposes.
Brokered deposits at March 31, 2017 and December 31, 2016 were as follows:

	March 31,	December 31,
	2017	2016
Interest bearing demand	$368,055	$426,437
Money market	244,722	246,572
Money market - reciprocal brokered deposits	156,122	153,060
Savings	8,000	5,560
Certificates of deposit - CDARs[1] one way	33,176	—
Total brokered deposits	$810,075	$831,629
1 CDARs (Certificate of deposit account registry service)

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

(8) Borrowings

The Company’s borrowings and weighted average interest rates were as follows for the periods presented:

	March 31,		December 31,
	2017		2016
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB borrowings	$2,035,000	1.19%	$1,791,000	1.01%
Repurchase agreements	24,472	0.73	16,642	0.75
Federal funds purchased	20,000	1.03	—	—
Senior Notes	76,551	5.98	76,469	5.98
Subordinated Notes	172,553	5.45	172,501	5.45
Total borrowings	$2,328,576	1.66%	$2,056,612	1.56%
By remaining period to maturity:
Less than one year	$1,469,472	1.05%	$1,397,642	0.87%
One to two years	436,551	2.21	311,469	2.53
Two to three years	150,000	1.53	75,000	1.50
Three to four years	100,000	1.80	50,000	1.38
Four to five years	—	—	50,000	1.68
Greater than five years	172,553	5.45	172,501	5.45
Total borrowings	$2,328,576	1.66%	$2,056,612	1.56%

FHLB borrowings. As a member of the FHLB, the Bank may borrow up to a discounted percentage of the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of March 31, 2017 and December 31, 2016, the Bank had total residential mortgage and commercial real estate loans pledged after discount of $2,489,394 and $2,349,604, respectively. In addition to the pledged mortgages, the Bank had also pledged securities to secure borrowings, which are disclosed in Note 3. “Securities.” As of March 31, 2017, the Bank had unused borrowing capacity at the FHLB of $594,535 and may increase its borrowing capacity by pledging securities not required to be pledged for other purposes with a collateral value of approximately $1,816,546.

Repurchase agreements. The Bank enters into sales of securities under agreements to repurchase. These repurchase agreements facilitate the needs of our customers and a portion of our secured short-term funding needs. Securities sold under agreements to repurchase at March 31, 2017 and December 31, 2016 are secured short-term borrowings that mature in one to 45 days and are generally renewed on a continuous basis. Repurchase agreements are stated at the amount of cash received in connection with these transactions. The securities pledged under these repurchase agreements fluctuate in value due to market conditions. The Bank is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.

Federal funds purchased. The Bank maintains federal funds purchase lines with several financial institutions. Federal funds purchased are short-term borrowings that typically mature overnight. Federal funds purchased totaled $20,000 and $0 at March 31, 2017 and December 31, 2016, respectively.

Senior Notes. On July 2, 2013, the Company issued $100,000 principal amount of 5.50% fixed rate senior notes (the “Senior Notes”) through a private placement at a discount of 1.75%. The cost of issuance was $303, and at March 31, 2017 and December 31, 2016 the unamortized discount was $449 and $531, respectively, which will be accreted to interest expense over the life of the Senior Notes, resulting in an effective yield of 5.98%. Interest is due semi-annually in arrears on January 2 and July 2 until maturity on July 2, 2018. During September 2016, the Company redeemed $23,000 of the Senior Notes.

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

single series with the Subordinated Notes issued in March 2016. The Subordinated Notes were issued to the purchasers at a premium of 0.50% and an underwriters discount of 1.25%. The cost of issuance was $275. At March 31, 2017, the net unamortized discount of all Subordinated Notes was $2,447, which will be accreted to interest expense over the life of the Subordinated Notes, resulting in an effective yield of 5.45%. Interest is due semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2016, until April 1, 2021. From and including April 1, 2021, the Subordinated Notes will bear interest at a floating rate per annum equal to three-month LIBOR plus 3.937%, payable quarterly on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2021, through maturity on April 1, 2026 or earlier redemption. The Subordinated Notes are also redeemable by the Bank, in whole or in part, on April 1, 2021 and each interest payment date thereafter. The Subordinated Notes are redeemable in whole at any time upon the occurrence of certain specified events. The Subordinated Notes are unsecured, subordinated obligations of the Bank and are subordinated in right of payment to all of the Bank’s existing and future senior indebtedness, including claims of depositors and general creditors. The Subordinated Notes qualify as Tier 2 capital for regulatory purposes. See Note 15. “Stockholders’ Equity,” for additional information.

Revolving line of credit. On September 5, 2016, the Company renewed its $25,000 revolving line of credit facility (the “Credit Facility”). The Credit Facility, which is with another financial institution, matures on September 4, 2017. The balance was zero at March 31, 2017 and December 31, 2016. The use of proceeds are for general corporate purposes. The Credit Facility and accrued interest is payable at maturity, and the Company is required to maintain a zero balance for at least 30 days during its term. Loans under the Credit Facility bear interest at one-month LIBOR plus 1.25%. Under the terms of the Credit Facility, the Company and the Bank must maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. The Company and the Bank were in compliance with all requirements of the Credit Facility at March 31, 2017.

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

The Company has entered into interest rate swap contracts that are both over-the-counter, or OTC, and those that are exchanged on futures markets such as the Chicago Mercantile Exchange, or the CME. In the table below, at March 31, 2017 and December 31, 2016, the OTC derivatives are included in the financial statements at the gross fair value amount of the asset and liability, which represents the change in the fair value of the contract since inception. Effective for the quarter ended March 31, 2017, CME has amended its rulebook to legally characterize variation margin payments, (a payment made based on changes in the fair value of the interest rate swap contracts) as a settlement, referred to as settled-to-market, or STM. As a result of this change, at March 31, 2017 the Company paid cash as STM in the amount of $3,335 for the net fair value of its CME interest rate swap contracts with another financial institution. The variation margin payment changes daily, positively and negatively, based on a change in the fair value of the underlying interest rate swap contracts.

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

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

Summary information as of March 31, 2017 and December 31, 2016 regarding these derivatives is presented below:

	Notional amount	Average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
March 31, 2017
Included in other assets:
Third-party interest rate swap	$181,122				$595
Customer interest rate swap	195,860				1,867
Total	$376,982	5.46	3.88%	1 m Libor + 2.26%	$2,462
Included in other liabilities:
Third-party interest rate swap	(195,860)				$(1,768)
Customer interest rate swap	(181,122)				(4,029)
Total	$(376,982)	5.46	3.88	1 m Libor + 2.26%	$(5,797)
December 31, 2016
3rd party interest rate swap	296,282	5.63	3.94	1 m Libor + 2.29%	$2,088
Customer interest rate swap	(296,282)	5.63	3.94	1 m Libor + 2.29%	(2,088)

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

	For the three months ended
	March 31,
	2017	2016
Income before income tax expense	$56,776	$36,009
Tax at Federal statutory rate of 35%	19,872	12,603
State and local income taxes, net of Federal tax benefit	2,274	1,993
Tax-exempt interest, net of disallowed interest	(3,484)	(1,834)
Bank owned life insurance income	(462)	(445)
Non-deductible acquisition related costs	342	—
Low income housing tax credits	(139)	(54)
Stock-based compensation benefit(1)	(742)	—
Other, net	48	(20)
Actual income tax expense	$17,709	$12,243
Effective income tax rate	31.2%	34.0%

(1)See Note 1. “Basis of Financial Statement Presentation” for additional information.

Net deferred tax assets totaled $35,502 at March 31, 2017 and $40,548 at December 31, 2016. No valuation allowance was recorded against deferred tax assets as of those dates, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods.

Interest and/or penalties related to income taxes are reported as a component of other non-interest expense. Such amounts were not material during the reported periods.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The Company is generally no longer subject to examination by Federal, state and local taxing authorities for fiscal years prior to September 30, 2013.
(11) Stock-Based Compensation

The Company has active stock-based compensation plans, as described below.

The Company’s stockholders approved the 2015 Omnibus Equity and Incentive Plan (the “2015 Plan”) on May 28, 2015. The 2015 Plan permits the grant of stock options, stock appreciation rights, restricted stock (both time-based and performance-based), restricted stock units, deferred stock and other stock-based awards. The total number of shares that may be awarded under the 2015 Plan is 2,800,000 shares plus the remaining shares available for grant under the stockholder approved 2014 Stock Incentive Plan (the “2014 Plan”) as of the date of adoption of the 2015 Plan. At March 31, 2017, there were, in aggregate, 3,279,763 shares available for future grant under the 2015 Plan.

The Company’s stockholders approved the 2014 Plan on February 20, 2014. The approval of the 2015 Plan resulted in the termination of the 2014 Plan. Awards granted under the 2014 Plan that were outstanding as of May 28, 2015 will continue to be governed by the 2014 Plan document; however no future grants will be made under the 2014 Plan.

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

In connection with the merger of the Company and Legacy Sterling Bancorp (“Legacy Sterling”) in 2013, the Company granted 104,152 options at an exercise price of $14.25 per share pursuant to a Registration Statement on Form S-8 under which the Company assumed all outstanding fully-vested Legacy Sterling stock options. All options were exercised or expired on March 15, 2017. The Company also granted 95,991 shares under the Sterling Bancorp 2013 Employment Inducement Award Plan to certain executive officers of Legacy Sterling. In addition, the Company issued 255,973 shares of restricted stock from shares available under a prior plan to certain executives of Legacy Sterling. The weighted average grant date fair value under both of these plans was $11.72 per share, and the restricted stock awards vested in October 2016.

The following table summarizes the activity in the Company’s active stock-based compensation plans for the three months ended March 31, 2017:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at January 1, 2017	3,639,838	932,223	$14.09	1,004,119	$11.00
Granted	(360,867)	360,867	24.28	—	—
Stock awards vested	—	(134,226)	13.98	—	—
Exercised	—	—	—	(40,253)	11.07
Forfeited	1,291	(1,291)	13.82	—	—
Canceled/expired	(499)	—	—	—	—
Balance at March 31, 2017	3,279,763	1,157,573	$17.28	963,866	$10.99
Exercisable at March 31, 2017				846,946	$10.67

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $12,247 and $11,036, respectively, at March 31, 2017.

The Company uses an option pricing model to estimate the grant date fair value of stock options granted. There were no stock options granted during the three months ended March 31, 2017 or March 31, 2016.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense associated with stock options and non-vested stock awards and the related income tax benefit are presented below:

	For the three months
	ended March 31,
	2017	2016
Stock options	$50	$126
Non-vested stock awards/performance units	1,686	1,414
Total	$1,736	$1,540
Income tax benefit	564	524
Proceeds from stock option exercises	493	546

Unrecognized stock-based compensation expense as of March 31, 2017 was as follows:

March 31, 2017
Stock options	$73
Non-vested stock awards/performance units	15,257
Total	$15,330

The weighted average period over which unrecognized stock options expense is expected to be recognized is 0.62 years. The weighted average period over which unrecognized non-vested stock awards/performance units expense is expected to be recognized is 1.99 years.

(12) Other Post-Retirement Plans

Net other post-retirement expense is comprised of the following for the periods presented below:

	For the three months ended
	March 31,
	2017	2016
Service cost	$—	$—
Interest cost	100	104
Net amortization and deferral	9	12
Total other post-retirement expense	$109	$116

Total other post-retirement expense is included as a component of compensation and benefits in the consolidated income statements.

The Company’s other post-retirement plans include non-qualified Supplemental Executive Retirement Plans (“SERP”) that provide certain directors, officers and executives with supplemental retirement benefits. The Company contributed $82 and $30 to fund SERP benefits during the three months ended March 31, 2017 and 2016, respectively. Total post-retirement plan liabilities were $12,152 and $12,125 at March 31, 2017 and December 31, 2016, respectively, and are included in other liabilities in the consolidated balance sheets.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

(13) Other Non-interest Expense

Other non-interest expense items for the three months ended March 31, 2017 and 2016, respectively, are presented in the following table.

	For the three months ended
	March 31,
	2017	2016
Other non-interest expense:
Advertising and promotion	$551	$551
Professional fees	2,205	2,471
Data and check processing	2,469	1,754
Insurance & surety bond premium	537	785
Other	4,407	5,169
Total other non-interest expense	$10,169	$10,730

(14) Earnings Per Common Share

The following is a summary of the calculation of earnings per share (“EPS”):

	For the three months ended
	March 31,
	2017	2016
Net income	$39,067	$23,766
Weighted average common shares outstanding for computation of basic EPS	135,163,347	129,974,025
Common-equivalent shares due to the dilutive effect of stock options and unvested performance share grants(1)	648,374	526,950
Weighted average common shares for computation of diluted EPS	135,811,721	130,500,975
Earnings per common share:
Basic	$0.29	$0.18
Diluted	0.29	0.18
Weighted average common shares that could be exercised that were anti-dilutive for the period(2)	—	—
(1) Represents incremental shares computed using the treasury stock method.
(2) Anti-dilutive shares are not included in determining diluted earnings per share. There were no anti-dilutive shares in the three months ended March 31, 2017 or 2016.
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

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital (as defined in the regulations) for both the Bank and the Company includes a permissible portion of the allowance for loan losses and $172,553 and $150,944 of the Subordinated Notes, respectively. During the final five years of the term of the Subordinated Notes the permissible portion eligible for inclusion in Tier 2 capital decreases by 20% annually.

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

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and effective January 1, 2017 increased to the 1.25% level and will be phased-in over a four-year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank.

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

The following tables present actual and required capital ratios as of March 31, 2017 and December 31, 2016 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2017 and December 31, 2016 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	Actual		Minimum capital required - Basel III phase-in schedule		Minimum capital required - Basel III fully phased-in		Required to be considered well- capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
March 31, 2017
Common equity tier 1 to RWA:
Sterling National Bank	$1,197,463	10.79%	$638,196	5.75%	$776,934	7.00%	$721,439	6.50%
Sterling Bancorp	1,184,294	10.67	637,994	5.75	776,689	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	1,197,463	10.79%	804,681	7.25%	943,420	8.50%	887,924	8.00%
Sterling Bancorp	1,184,294	10.67	804,428	7.25	943,122	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	1,437,500	12.95%	1,026,662	9.25%	1,165,401	10.50%	1,109,905	10.00%
Sterling Bancorp	1,404,613	12.66	1,026,339	9.25	1,165,033	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	1,197,463	8.99	532,938	4.00%	532,938	4.00%	666,172	5.00%
Sterling Bancorp	1,184,294	8.89	532,911	4.00	532,911	4.00	N/A	N/A

	Actual		Minimum capital required - Basel III phase-in schedule		Minimum capital required - Basel III fully phased-in		Required to be considered well- capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2016
Common equity tier 1 to RWA:
Sterling National Bank	$1,176,497	10.87%	$554,663	5.125%	$757,588	7.00%	$703,475	6.50%
Sterling Bancorp	1,160,739	10.73	554,474	5.125	757,330	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	1,176,497	10.87%	717,003	6.625%	919,928	8.50%	865,815	8.00%
Sterling Bancorp	1,160,739	10.73	716,759	6.625	919,615	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	1,413,165	13.06%	933,457	8.625%	1,136,382	10.50%	1,082,269	10.00%
Sterling Bancorp	1,377,547	12.73	933,139	8.625	1,135,995	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	1,176,497	9.08%	518,308	4.000%	518,308	4.00%	647,885	5.00%
Sterling Bancorp	1,160,739	8.95	518,733	4.000	518,733	4.00	N/A	N/A

The Bank and the Company are subject to the regulatory capital requirements administered by the Federal Reserve, and, for the Bank, the Office of the Comptroller of the Currency. Regulatory authorities can initiate certain mandatory actions if the Bank or the Company fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. As of March 31, 2017, management believes that the Bank and the Company meet all capital adequacy requirements to which they are subject.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

(b) Dividend Restrictions
The Company is mainly dependent upon dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that fiscal year combined with the retained net profits for the preceding two fiscal years. Under the foregoing dividend restrictions and while maintaining its “well-capitalized” status, at March 31, 2017, the Bank had capacity to pay aggregate dividends of up to $145,016 to the Company without prior regulatory approval.

(c) Capital Raise
On November 22, 2016, the Company completed a public offering of 4,370,000 shares of common stock at an offering price of $20.95 per share for gross proceeds of approximately $92,863, and net proceeds, after underwriting discounts, commissions and other costs of issuance, of $90,995.

(d) Stock Repurchase Plans
From time to time, the Company’s Board of Directors has authorized stock repurchase plans. The Company has 776,713 shares that are available to be purchased under a previously announced stock repurchase program. There were no shares repurchased under the repurchase program during the three months ended March 31, 2017 or March 31, 2016.

(e) Liquidation Rights
Upon completion of a second-step conversion in January 2004, the Bank established a special “liquidation account” in accordance with Office of the Comptroller of the Currency regulations. The account was established for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders (as defined in the plan of conversion) in an amount equal to the greater of (i) the Mutual Holding Company’s (as defined in the plan of conversion) ownership interest in the retained earnings of the Bank as of the date of its latest balance sheet contained in the prospectus; or (ii) the retained earnings of the Bank at the time that the Bank reorganized into the Mutual Holding Company in 1999. Each Eligible Account Holder and Supplemental Eligible Account Holder that continues to maintain his or her deposit account at the Bank would be entitled, in the event of a complete liquidation of the Bank, to a pro rata interest in the liquidation account prior to any payment to the stockholders of the Company. The liquidation account is reduced annually on September 30 to the extent that Eligible Account Holders and Supplemental Eligible Account Holders have reduced their qualifying deposits as of each anniversary date. At March 31, 2017, the liquidation account had a balance of $13,300. Subsequent increases in deposits do not restore such account holder’s interest in the liquidation account. The Bank may not pay cash dividends or make other capital distributions if the effect thereof would reduce its stockholders’ equity below the amount of the liquidation account.

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

The contractual or notional amounts of these instruments, which reflect the extent of the Company’s involvement in particular classes of off-balance sheet financial instruments, are summarized as follows:

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
Loan origination commitments	$282,661	$245,319
Unused lines of credit	999,537	968,288
Letters of credit	115,163	114,582

(b) Lease Commitments
The Company leases certain premises and equipment under operating leases with terms expiring through January 2034. Included in occupancy and office operations expense was net rent expense of $2,250 and $3,522 during the three months ended March 31, 2017 and 2016, respectively. Future minimum lease payments due under non-cancelable operating leases at March 31, 2017 were as follows:

Remainder of 2017	$7,956
2018	10,237
2019	8,693
2020	7,790
2021	6,355
2022	5,229
2023 and thereafter	16,272
$62,532

(c) Litigation
The Company and the Bank are involved in a number of judicial proceedings concerning matters arising from their business activities. These include routine legal proceedings arising in the ordinary course of business. These proceedings also include actions brought against the Company and the Bank with respect to corporate matters and transactions in which the Company and the Bank are or were involved; in particular, the Company has been named as a defendant in shareholder litigation arising out of the announcement of the Astoria Merger. The Company believes that such claims are without merit. In addition, the Company and the Bank may be requested to provide information or otherwise cooperate with government authorities in the conduct of investigations of other persons or industry groups.

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

As of March 31, 2017, management does not believe any of our securities are OTTI; however, management reviews all of the Company’s securities on at least a quarterly basis to assess whether impairment, if any, is OTTI.

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

A summary of such investment securities available for sale and derivatives at March 31, 2017 and December 31, 2016, respectively, were measured at estimated fair value on a recurring basis, is as follows:

	March 31, 2017
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS(1):
Agency-backed	$1,381,999	$—	$1,381,999	$—
CMO(2)/Other MBS	53,153	—	53,153	—
Total residential MBS	1,435,152	—	1,435,152	—
Other securities:
Federal agencies	189,130	—	189,130	—
Corporate	61,047	—	61,047	—
State and municipal	256,342	—	256,342	—
Total other securities	506,519	—	506,519	—
Total available for sale securities	1,941,671	—	1,941,671	—
Swaps	2,462	—	2,462	—
Total assets	$1,944,133	$—	$1,944,133	$—
Liabilities:
Swaps	$(5,797)	$—	$(5,797)	$—
Total liabilities	$(5,797)	$—	$(5,797)	$—

(1) Residential MBS are debt securities whose cash flows come from residential loans, such as mortgages and HELOCs. A residential MBS is comprised of a pool of mortgage loans created by financial institutions including governmental agencies. The cash flows from each of the mortgage loans included in the pool are structured through a special purpose entity into various classes and tranches, which then issue securities backed by those cash flows to investors.

(2)  CMOs are debt securities that are collateralized by a specific pool of residential mortgage loans, in which the issuer of the CMOs can direct the payments of principal and interest received on the underlying collateral to achieve specific investor cash flow objectives.  The Bank generally acquires planned-amortization class securities and CMOs with a sequential pay structure in order to manage the duration and extension risk inherent in these securities.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	December 31, 2016
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$1,193,481	$—	$1,193,481	$—
CMO/Other MBS	56,681	—	56,681	—
Total residential MBS	1,250,162	—	1,250,162	—
Federal agencies	193,979	—	193,979	—
Corporate bonds	42,506	—	42,506	—
State and municipal	240,770	—	240,770	—
Total investment securities available for sale	477,255	—	477,255	—
Total available for sale securities	1,727,417	—	1,727,417	—
Swaps	2,088	—	2,088	—
Total assets	$1,729,505	$—	$1,729,505	$—
Liabilities:
Swaps	$(2,088)	$—	$(2,088)	$—
Total liabilities	$(2,088)	$—	$(2,088)	$—

The following categories of financial assets are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances.

Impaired Loans
Loans that meet certain criteria are evaluated individually for impairment. Generally, commercial loans less than $250 and residential loans less than $500 are evaluated for impairment on a pooled basis. Impairment amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated impairment amount applicable to that loan does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable by market participants. However, due to the substantial judgment applied and limited volume of activity as compared to other assets, fair value of the underlying collateral is based on Level 3 inputs. Estimates of fair value used for collateral supporting commercial loans generally are based on assumptions not observable in the market place and are also based on Level 3 inputs. Impaired loans are evaluated on at least a quarterly basis for additional impairment and their carrying values are adjusted as needed. Impaired loans subject to non-recurring fair value measurements were $54,707 and $55,391 at March 31, 2017 and December 31, 2016, respectively. Changes in fair value recognized as a charge-off on loans held by the Company were $0 and $0 for the three months ended March 31, 2017 and 2016, respectively.

When an impaired loan is collateral dependent, the Company charges-off the difference between the recorded investment in the loan and the appraised value less cost to sell. A discount for estimated costs to dispose of the asset and overall marketability is used when estimating the amount of impairment.

A summary of the class with impaired loans at March 31, 2017 and December 31, 2016, respectively, is set forth below:

	March 31, 2017
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
C&I	$177	$—	$—	$177
Commercial real estate	6,454	—	—	6,454
Total impaired loans measured at fair value	$6,631	$—	$—	$6,631

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	December 31, 2016
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial real estate	$6,786	$—	$—	$6,786
Total impaired loans measured at fair value	$6,786	$—	$—	$6,786

 Mortgage Servicing Rights
Mortgage servicing rights are carried at the lower of cost or estimated fair value. The fair value of mortgage servicing rights is estimated using a discounted cash flow model that is prepared by an independent third-party valuation provider. The estimated fair value is performed on a quarterly basis. The significant assumptions, which are assumptions we believe other market participants would use, include the following: market discount rates, prepayment speeds, servicing revenue, the cost of servicing and loan default rates. The market discount rates and prepayment speeds are considered by management to be two of the most significant inputs into the determination of the estimated fair value. Due to the significant judgment involved, the determination of estimated fair value of mortgage servicing rights relies upon Level 3 inputs.

At March 31, 2017, the assumption for prepayment speeds ranged from 100 to 425 with a weighted average prepayment speed of 167 and the assumption for market discount rate ranged from 8.75% to 11.75% with a weighted average market discount rate of 10.00%. At December 31, 2016, the assumption for prepayment speeds ranged from 100 to 555 with a weighted average prepayment speed of 174 and the assumption for market discount rate ranged from 8.50% to 11.50% with a weighted average market discount rate of 9.73%. The fair value of mortgage servicing rights at March 31, 2017 and December 31, 2016 was $1,009 and $1,024, respectively.

Other Real Estate Owned
Other real estate owned is initially recorded at fair value less costs to sell when acquired, which establishes a new cost basis. When an asset is acquired, the excess of the recorded investment in the loan over the fair value less cost to sell is charged to the allowance for loan losses. These assets are subsequently accounted for at the lower of cost or fair value less costs to sell and are primarily comprised of commercial and residential real estate property. If the fair value declines, a write-down is recorded in other real estate owned expense, net on the income statement. Fair value is generally determined using appraisals or other indications of value based on comparable sales of similar properties or assumptions generally observable in the marketplace. Adjustments are routinely made in the appraisal process by independent appraisers for differences between comparable sales and income data available. The fair value is derived using Level 3 inputs. Appraisals are reviewed by the Company’s credit department and an external loan review consultant and verified by officers in the Company’s credit administration area.

At March 31, 2017 and December 31, 2016, appraisals were discounted by 22.0%, which considers estimated costs to sell and overall marketability of the properties. Other real estate owned subject to non-recurring fair value measurement were $9,632 and $13,619 at March 31, 2017 and December 31, 2016, respectively. There were $1,293 and $165 of write-downs related to changes in fair value for other real estate owned held by the Company during the three months ended March 31, 2017 and March 31, 2016, respectively.

Fair Value of Financial Instruments
Fair values for financial instruments must be estimated by management using techniques such as discounted cash flow analysis and comparison to similar instruments. These estimates are highly subjective and require judgments regarding significant matters, such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near-term changes. Fair values disclosed in accordance with FASB ASC Topic 825 do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect possible tax ramifications or estimated transaction costs.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of March 31, 2017:

	March 31, 2017
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$253,703	$253,703	$—	$—
Securities available for sale	1,941,671	—	1,941,671	—
Securities held to maturity	1,474,724	—	1,447,317	—
Loans held for sale	2,559	—	2,559	—
Portfolio loans, net	9,697,028	—	—	9,693,553
Accrued interest receivable on securities	20,816	—	20,816	—
Accrued interest receivable on loans	28,158	—	—	28,158
FHLB stock and FRB stock	148,030	—	—	—
Swaps	2,462	—	2,462	—
Financial liabilities:
Non-maturity deposits	(9,705,163)	(9,705,163)	—	—
Certificates of deposit	(546,562)	—	(544,843)	—
FHLB borrowings	(2,035,000)	—	(2,031,918)	—
Other borrowings	(44,472)	—	(44,472)	—
Senior Notes	(76,551)	—	(80,244)	—
Subordinated Notes	(172,553)	—	(175,113)	—
Mortgage escrow funds	(13,153)	—	(13,153)	—
Accrued interest payable on deposits	(598)	—	(598)	—
Accrued interest payable on borrowings	(7,527)	—	(7,527)	—
Swaps	(5,797)	—	(5,797)	—

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of December 31, 2016:

	December 31, 2016
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$293,646	$293,646	$—	$—
Securities available for sale	1,727,417	—	1,727,417	—
Securities held to maturity	1,391,421	—	1,357,997	—
Loans held for sale	41,889	—	41,889	—
Portfolio loans, net	9,463,608	—	—	9,461,469
Accrued interest receivable on securities	16,495	—	16,495	—
Accrued interest receivable on loans	26,824	—	—	26,824
FHLB stock and FRB stock	135,098	—	—	—
Swaps	2,088	—	2,088	—
Financial liabilities:
Non-maturity deposits	(9,484,505)	(9,484,505)	—	—
Certificates of deposit	(583,754)	—	(582,811)	—
FHLB borrowings	(1,791,000)	—	(1,788,676)	—
Other borrowings	(16,642)	—	(16,642)	—
Senior Notes	(76,469)	—	(79,283)	—
Subordinated Notes	(172,501)	—	(169,813)	—
Mortgage escrow funds	(13,572)	—	(13,572)	—
Accrued interest payable on deposits	(663)	—	(663)	—
Accrued interest payable on borrowings	(3,621)	—	(3,621)	—
Swaps	(2,088)	—	(2,088)	—

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

The fair values of the Company’s off-balance sheet financial instruments described in the “Off-Balance Sheet Financial Instruments” section of Note 16. “Commitments and Contingencies” were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the creditworthiness of the counterparties. At March 31, 2017 and December 31, 2016, the estimated fair value of these instruments approximated the related carrying amounts, which were not material.

Accrued Interest Receivable/Payable
The carrying amounts of accrued interest approximate fair value and are classified in accordance with the related instrument.

(18) Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) (“AOCI”) were as follows as of the dates shown below:

	March 31,	December 31,
	2017	2016
Net unrealized holding loss on available for sale securities	$(32,899)	$(37,417)
Related income tax benefit	12,995	14,780
Available for sale securities AOCI, net of tax	(19,904)	(22,637)
Net unrealized holding loss on securities transferred to held to maturity	(5,152)	(5,395)
Related income tax benefit	2,035	2,131
Securities transferred to held to maturity AOCI, net of tax	(3,117)	(3,264)
Net unrealized holding loss on retirement plans	(1,157)	(1,213)
Related income tax benefit	457	479
Retirement plans AOCI, net of tax	(700)	(734)
AOCI	$(23,721)	$(26,635)

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table presents the changes in each component of AOCI for the three months ended March 31, 2017 and 2016:

	Net unrealized holding gain (loss) on available for sale securities	Net unrealized holding gain (loss) on securities transferred to held to maturity	Net unrealized holding (loss) gain on retirement plans	Total
For the three months ended March 31, 2017
Balance beginning of the period	$(22,637)	$(3,264)	$(734)	$(26,635)
Other comprehensive gain before reclassification	2,747	—	—	2,747
Amounts reclassified from AOCI	(14)	147	34	167
Total other comprehensive income	2,733	147	34	2,914
Balance at end of period	$(19,904)	$(3,117)	$(700)	$(23,721)
For the three months ended March 31, 2016
Balance beginning of the period	$(6,999)	$(4,155)	$(970)	$(12,124)
Other comprehensive gain before reclassification	16,285	—	—	16,285
Amounts reclassified from AOCI	(171)	(45)	214	(2)
Total other comprehensive income	16,114	(45)	214	16,283
Balance at end of period	$9,115	$(4,200)	$(756)	$4,159
Location in income statement where reclassification from AOCI is included	Net (loss) on sale of securities	Interest income on securities	Compensation and benefits expense

(19) Recently Issued Accounting Standards Not Yet Adopted

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. This standard is effective for the Company on January 1, 2018. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income, which is subject to ASU 2014-09. Although management continues to evaluate the potential impact of ASU 2014-09 on our consolidated financial statements at this time we believe the adoption of this standard will not have a significant impact to the Company’s consolidated financial statements.

ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01, among other things: (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-01 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on its financial statements.

ASU 2016-02,“Leases (Topic 842).” ASU 2016-02 amends existing lease accounting guidance, including the requirement to recognize most lease arrangements on the balance sheet. The adoption of this standard will result in the Company recognizing a right-of-use asset representing its rights to use the underlying asset for the lease term with an offsetting lease liability. ASU 2016-02 will be effective for for the company on January 1, 2019, with early adoption permitted and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company has not yet concluded whether it will adopt the standard prior to January 1, 2019; however, if the standard were effective at March 31, 2017, it would not have had an impact on any borrowings or covenants that are relevant to the Company and management estimates that the impact to the Bank’s and the Company’s regulatory capital ratios would be less than five basis points.

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 amends current guidance on the impairment of financial instruments. ASU 2016-13 adds an impairment model known as the current expected credit loss (“CECL”) model that is based on expected losses rather than incurred losses. For the Company, the CECL model will apply mainly to held-to-maturity investment securities, loans and loan commitments. ASU 2016-13 will be effective for the Company for fiscal years beginning after December 15, 2019, and the Company is permitted to early adopt the new guidance for fiscal years beginning after December 15, 2018. ASU 2016-13 will significantly change the accounting for credit impairment. The new guidance will require the Company to modify current processes and systems for establishing the allowance for loan losses and OTTI to ensure they comply with the requirements of the new standard. As as result, the Company has engaged a nationally recognized accounting firm to advise and assist management in performing an implementation readiness assessment and adopt the standard. During the first quarter of 2017, the Company, in conjunction with our vendor, established a steering committee, assigned roles and responsibilities, identified significant work streams and created a project timeline.

ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. ASU 2016-15 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on its financial statements.

ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard will be effective for the Company beginning January 1, 2020, with early adoption permitted for goodwill impairment tests preformed after January 1, 2017. The Company expects to early adopt upon the next goodwill impairment test in 2017. ASU 2017-04 is not expected to have a significant impact on the Company’s financial statements.

ASU 2017-08, “Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company adopted this ASU 2017-08 effective January 1, 2017 and the impact of adoption did not have a significant impact on its financial statements.

(20) Pending Merger with Astoria Financial Corporation

On March 7, 2017, the Company announced it had entered into a definitive merger agreement with Astoria Financial Corporation (NYSE: AF) (“Astoria”). In the definitive merger agreement, which is an agreement for a stock-for-stock transaction valued at approximately $2,233,873 based on the closing price of the Company’s common stock on March 6, 2017, Astoria shareholders will receive a fixed ratio of 0.875 shares of Company common stock for each share of Astoria common stock. Upon closing, Company shareholders will own approximately 60% of stock in the combined company and Astoria shareholders will own approximately 40%. Proforma information for the year ended December 31, 2016 was as follows:

For the year ended
December 31, 2016
Pro Forma Condensed Income Statement Information:
Net interest income	$818,907
Provision for loan losses	10,849
Income before income taxes	385,185
Net income	251,173
Pro Forma Condensed Combined Balance Sheet Information:
Portfolio loans, net	19,530,795
Total assets	29,510,290
Deposits	18,956,004
Total stockholders’ equity	4,218,852

The transaction is expected to close in the fourth quarter of 2017. The transaction is subject to approval by shareholders from both companies, regulatory approval and other customary closing conditions.

The Company has engaged an independent third-party to assist management in estimating the fair value of the majority of the assets acquired and liabilities to be assumed. On April 5, 2017, the Company filed a registration statement on Form S-4 that included historical and pro forma information regarding Astoria and the Company, which is required in connection with the merger.

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

The factors described herein in Part II. Item 1A. Risk Factors and in our 2016 Form 10-K under Item 1A. Risk Factors, or otherwise described in our filings with the SEC, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations expressed in our forward-looking statements, including but not limited to:

•
our ability to obtain regulatory approvals and meet other closing conditions to the merger between Astoria Financial Corp. (“Astoria”) and us as described in Note 20. “Pending Merger with Astoria Financial Corporation” to the

STERLING BANCORP AND SUBSIDIARIES

consolidated financial statements, including approval by shareholders of Astoria and Sterling, on the expected terms and schedule, delay in closing the merger, difficulties and delays in integrating our and Astoria businesses or fully realizing cost savings and other benefits, and business disruption following the proposed transaction;

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

The following commentary presents Management’s Discussion and Analysis of Financial Condition and Results of Operations and is intended to assist the reader in understanding our financial condition and results of operations. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes included in Part I, Item 1 of this report and with our audited consolidated financial statements, including the accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2016 Form 10-K. Operating results discussed herein are not necessarily indicative of the results of any future period.

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

We focus our efforts on generating core deposit relationships and originating high quality commercial, commercial mortgage, residential mortgage and consumer loans, mainly for our held-for-investment portfolio. We also utilize excess funding to purchase and hold investment securities. Our ability to gather low cost core deposits allows us to compete for and originate loans at an interest rate spread over our cost of funds and thereby generate attractive risk-adjusted returns. Our strategic objectives include generating sustainable growth in revenues and earnings by increasing new client acquisitions, expanding existing client relationships, maintaining strong asset quality and increasing operating efficiency. To achieve these goals, we are focusing on specific target markets, which include small and middle market commercial clients and consumer clients, expanding our delivery and distribution channels, creating a high productivity performance culture, controlling our operating costs and proactively

STERLING BANCORP AND SUBSIDIARIES

managing enterprise risk. Our goal is to create a full service commercial bank that achieves top-tier performance in return on equity, return on assets and growth in EPS.

The Bank targets the following geographic markets: (i) the New York Metro Market, which includes Manhattan, the boroughs and Long Island; and (ii) the New York Suburban Market, which consists of Rockland, Orange, Sullivan, Ulster, Putnam, and Westchester counties in New York and Bergen County, New Jersey. Our commercial finance businesses, which include asset-based lending, payroll finance, warehouse lending, factoring, equipment financing and public sector financing also generate loans and deposits in other markets across the United States. We believe the Bank operates in an attractive footprint that presents us with significant opportunities to execute our strategy.

As of March 31, 2017, we had 29 commercial banking teams and 42 full-service financial centers. We currently anticipate that we will increase the number of commercial banking teams by three to five annually and will continue to reduce our financial center locations through additional consolidations over time.

Recent Developments
On March 7, 2017, we announced that we had entered into a definitive merger agreement with Astoria (the “Astoria Merger”). In the merger, which is a stock-for-stock transaction valued at approximately $2,233,873 based on the closing price of our common stock on March 6, 2017 of $25.05, Astoria shareholders will receive a fixed ratio of 0.875 shares of our common stock for each share of Astoria common stock. Upon closing, our shareholders will own approximately 60% of stock in the combined company and Astoria shareholders will own approximately 40%. The Astoria Merger is consistent with our strategy of expanding in the greater New York metropolitan region and beyond and building a diversified company with significant commercial and consumer banking capabilities. The strategic combination will create a high performing regional bank focused on serving commercial and consumer clients in the greater New York metropolitan area. The combined company will have approximately $29 billion in assets, $20 billion in loans, and $19 billion in deposits. The Astoria Merger is subject to obtaining stockholder and regulatory approvals and is expected to be immediately accretive to tangible book value and EPS and close in the fourth quarter of 2017.

We had strong operating performance in the three months ended March 31, 2017 as portfolio loans, total deposits, and core deposits reached all-time highs. Our GAAP net income was $39,067, or $0.29 per diluted share, and our adjusted net income was $41,461, or $0.31 per diluted share, for the three months ended March 31, 2017, compared to GAAP net income of $23,766, or $0.18 per diluted share, and adjusted net income of $32,159, or $0.25 per diluted share, for the three months ended March 31, 2016. Results for the first quarter of 2017 reflect the ongoing execution of our strategy and the positive impact our successful integration of prior acquisitions has had on our operating results and efficiency. For the first quarter of 2017, our reported operating efficiency ratio was 49.6% and our adjusted operating efficiency ratio was 43.7%, which represented an improvement of 1,370 and 520 basis points, respectively, relative to the quarter ended March 31, 2016. Adjusted net income, adjusted diluted EPS and adjusted operating efficiency ratio are non-GAAP financial measures that are reconciled to our GAAP results beginning on page 68.

We have a strong balance sheet with a loan portfolio that has a balanced mix of C&I loans and commercial real estate loans. Total commercial mortgage loans (which includes commercial real estate, multi-family and ADC loans), grew $241,507 in the first quarter of 2017 and were $4,615,611, or 47.3%, of our total portfolio loans as of March 31, 2017, compared to $4,374,104, or 45.9% of our total portfolio loans as of December 31, 2016. Total C&I loans, including our commercial finance loans, grew $9,868 and were $4,181,818, or 42.8% of our portfolio loans as of March 31, 2017, compared to $4,171,950, or 43.8%, of our portfolio loans as of December 31, 2016. As expected, due to recent increases in market interest rates in the first quarter, our mortgage warehouse loans declined $130,565, or 21.2%, compared to December 31, 2016.

On November 22, 2016, we issued 4,370,000 shares of our common stock in a public offering at $20.95 per share. We received proceeds net of underwriting discounts, commissions and expenses of $91.0 million. The net proceeds were used for general corporate purposes and to support growth in earning assets, including loan originations and purchases of investment securities.
We continue to evaluate the potential acquisitions of commercial finance portfolios and other earning assets that meet our risk-adjusted return targets. In anticipation of the Astoria Merger, we have begun repositioning our securities portfolio and in the first quarter of 2017 purchased approximately $383,236 of investment securities consisting mainly of MBS, agency and municipal securities.

Critical Accounting Policies
Our accounting and reporting policies are prepared in accordance with GAAP and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates. We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain; and (ii) different estimates that management reasonably

STERLING BANCORP AND SUBSIDIARIES

could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting policies related to the allowance for loan losses, business combinations, goodwill, trade names and other intangible assets, deferred income taxes, and interest income are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. For additional information regarding critical accounting policies, refer to Note 1. “Basis of Financial Presentation” in the notes to consolidated financial statements included elsewhere in this report and the sections captioned “Critical Accounting Policies” and “Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2016 Form 10-K. There have been no significant changes in our application of critical accounting policies for the quarter ended March 31, 2017.

STERLING BANCORP AND SUBSIDIARIES

Selected financial condition data, statement of operations data, per share data, performance ratios, capital ratios, and asset quality data and ratios for the comparable periods were as follows:

	At or for the three months ended March 31,
	2017	2016
End of period balances:
Total securities	$3,416,395	$2,847,742
Portfolio loans	9,763,967	8,286,163
Total assets	14,659,337	12,865,356
Non-interest bearing deposits	3,196,842	3,027,471
Interest bearing deposits	7,054,884	6,301,151
Total deposits	10,251,725	9,328,622
Borrowings	2,328,576	1,675,508
Stockholders’ equity	1,888,613	1,698,133
Tangible equity[1]	1,127,915	925,743
Average balances:
Total securities	3,273,658	2,733,324
Total loans[2]	9,281,516	7,745,467
Total assets	14,015,953	12,001,370
Non-interest bearing deposits	3,177,448	3,009,085
Interest bearing deposits	7,009,167	5,907,532
Total deposits	10,186,615	8,916,617
Borrowings	1,799,204	1,274,605
Stockholders’ equity	1,869,085	1,686,274
Tangible equity[1]	1,107,009	938,862
Selected operating data:
Total interest and dividend income	$126,000	$106,006
Total interest expense	17,210	12,496
Net interest income	108,790	93,510
Provision for loan losses	4,500	4,000
Net interest income after provision for loan losses	104,290	89,510
Total non-interest income	12,836	15,430
Total non-interest expense	60,350	68,931
Income before income tax expense	56,776	36,009
Income tax expense	17,709	12,243
Net income	$39,067	$23,766
Per share data:
Reported basic EPS (GAAP)	$0.29	$0.18
Reported diluted EPS (GAAP)	0.29	0.18
Adjusted diluted EPS[1] (non-GAAP)	0.31	0.25
Dividends declared per share	0.07	0.07
Book value per share	13.93	13.01
Tangible book value per share[1]	8.32	7.09
See legend on following page.

STERLING BANCORP AND SUBSIDIARIES

	At or for the three months ended March 31,
	2017	2016
Common shares outstanding:
Shares outstanding at period end	135,604,435	130,548,989
Weighted average shares basic	135,163,347	129,974,025
Weighted average shares diluted	135,811,721	130,500,975
Other data:
Full time equivalent employees at period end	978	1,078
Financial centers at period end	42	48
Performance ratios:
Return on average assets	1.13%	0.80%
Return on average equity	8.48	5.67
Reported return on average tangible asset[1]	1.20	0.85
Adjusted return on average tangible assets[1]	1.27	1.15
Reported return on average tangible equity[1]	14.31	10.18
Adjusted return on average tangible equity[1]	15.19	13.78
Reported operating efficiency[1]	49.62	63.27
Adjusted operating efficiency[1]	43.73	48.88
Net interest margin-GAAP	3.42	3.46
Net interest margin-tax equivalent[3]	3.55	3.53
Capital ratios (Company):
Tier 1 leverage ratio	8.89%	8.60%
Tier 1 risk-based capital ratio	10.67	10.24
Total risk-based capital ratio	12.66	11.81
Tangible equity to tangible assets[1]	8.12	7.66
Regulatory capital ratios (Bank):
Tier 1 leverage ratio	8.99%	9.16%
Tier 1 risk-based capital ratio	10.79	10.89
Total risk-based capital ratio	12.95	12.60
Asset quality data and ratios:
Allowance for loan losses	$66,939	$53,014
Non-performing loans (“NPLs”)	72,924	85,438
Non-performing assets (“NPAs”)	82,556	99,965
Net charge-offs	1,183	1,131
NPAs to total assets	0.56%	0.78%
NPLs to total loans[4]	0.75	1.03
Allowance for loan losses to non-performing loans	91.79	62.05
Allowance for loan losses to total loans[4]	0.69	0.64
Annualized net charge-offs to average loans	0.05	0.06
_________________________
1 See a reconciliation of as reported financial measures to as adjusted (non-GAAP) financial measures below under the caption “Non-GAAP Financial Measures.”

[2]	Includes loans held for sale but excludes the allowance for loan losses.
3 Tax equivalent basis represents interest income earned on municipal securities divided by the applicable Federal tax rate of 35%.
4 Total loans excludes loans held for sale.

STERLING BANCORP AND SUBSIDIARIES

Financial Impact of Recent Acquisitions
The balances of NSBC were included in our balance sheet as of March 31, 2016, and the operating results of NSBC were included in our results of operations from that day forward.

Results of Operations
We reported net income of $39,067, or $0.29 per diluted common share, for the three months ended March 31, 2017, compared to net income of $23,766, or $0.18 per diluted common share, in the same period a year ago. In the three months ended March 31, 2017, we realized a pre-tax net loss on the sale of securities of $23; pre-tax merger expense in connection with our pending merger with Astoria of $3,127; and amortization of non-compete agreements and acquired customer list intangibles of $396. In the three months ended March 31, 2016, we realized a pre-tax net loss on the sale of securities of $283; we incurred a pre-tax charge of $8,716 in connection with the extinguishment of $220,000 of fixed-rate FHLB borrowings; a pre-tax charge of $265 for merger-related expenses in connection with the NSBC Acquisition; pre-tax restructuring charges of $2,485 in connection with the NSBC Acquisition and the continued consolidation of financial centers and other locations, which was included in other non-interest expense in the consolidated income statement; and amortization of non-compete agreements and acquired customer list intangible assets of $968.

Details of the changes in the various components of net interest income are further discussed below.

Net Interest Income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 89.4% and 85.8% of total revenue in the three months ended March 31, 2017 and 2016, respectively. Net interest margin is the ratio of taxable equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest bearing liabilities impact net interest income and net interest margin.

We are primarily funded by core deposits. Core deposits include retail, commercial and municipal transaction, money market and savings accounts and exclude certificates of deposit and brokered deposits except for reciprocal brokered deposits through the Promontory Interfinancial Network, including Insured Cash Sweep (“ICS”) and CDARs balances. As of March 31, 2017, we considered 88.6% of our total deposits to be core deposits compared to 91.5%, in the same period a year ago. During 2016, we established relationships with large financial services companies that provide us access to brokered interest bearing deposits. As a result, we utilized these brokered deposits in lieu of borrowings to fund a portion of the balance sheet growth that occurred over the past twelve months ended March 31, 2017. Non-interest bearing demand deposits were 31.2% of our total deposits at March 31, 2017, compared to 32.5% at March 31, 2016. This low cost funding base has had a positive impact on our net interest income and net interest margin and is expected to continue to do so as we execute our diversified commercial banking and lending strategy.

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

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended March 31,
	2017			2016
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
Commercial loans	$8,299,932	$94,548	4.62%	$6,692,875	$78,137	4.70%
Consumer loans	280,650	3,132	4.53	297,028	3,296	4.46
Residential mortgage loans	700,934	6,890	3.93	755,564	7,601	4.02
Total net loans[1]	9,281,516	104,570	4.57	7,745,467	89,034	4.62
Securities taxable	2,016,752	12,282	2.47	2,139,547	12,016	2.26
Securities tax exempt	1,256,906	11,720	3.73	593,777	5,968	4.02
Interest earning deposits	210,800	254	0.49	296,668	311	0.42
FRB and FHLB stock	123,604	1,276	4.19	104,897	766	2.94
Total securities and other earning assets	3,608,062	25,532	2.87	3,134,889	19,061	2.45
Total interest earning assets	12,889,578	130,102	4.09	10,880,356	108,095	4.00
Non-interest earning assets	1,126,375			1,121,014
Total assets	$14,015,953			$12,001,370
Interest bearing liabilities:
Demand deposits	$1,950,332	$1,960	0.41%	$1,607,227	$1,004	0.25%
Savings deposits[2]	797,386	1,226	0.62	814,485	606	0.30
Money market deposits	3,681,962	4,944	0.54	2,866,666	3,672	0.52
Certificates of deposit	579,487	1,378	0.96	619,154	1,127	0.73
Total interest bearing deposits	7,009,167	9,508	0.55	5,907,532	6,409	0.44
Senior Notes	76,497	1,141	6.05	98,928	1,478	6.01
Other borrowings	1,550,183	4,212	1.10	1,172,112	4,560	1.56
Subordinated Notes	172,524	2,349	5.45	3,565	49	5.50
Total borrowings	1,799,204	7,702	1.74	1,274,605	6,087	1.92
Total interest bearing liabilities	8,808,371	17,210	0.79	7,182,137	12,496	0.70
Non-interest bearing deposits	3,177,448			3,009,085
Other non-interest bearing liabilities	161,049			123,874
Total liabilities	12,146,868			10,315,096
Stockholders’ equity	1,869,085			1,686,274
Total liabilities and stockholders’ equity	$14,015,953			$12,001,370
Net interest rate spread[3]			3.30%			3.30%
Net interest earning assets[4]	$4,081,207			$3,698,219
Net interest margin - tax equivalent		112,892	3.55%		95,599	3.53%
Less tax equivalent adjustment		(4,102)			(2,089)
Net interest income		$108,790			$93,510
Ratio of interest earning assets to interest bearing liabilities	146.3%			151.5%

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

	For the three months ended March 31,
	2017 vs. 2016
	Increase (Decrease) due to		Total increase
	Volume	Rate	(decrease)
Interest earning assets:
Commercial loans	$17,791	$(1,379)	$16,412
Consumer loans	(206)	42	(164)
Residential mortgage loans	(543)	(168)	(711)
Securities taxable	(745)	1,010	265
Securities tax exempt	6,231	(480)	5,751
Interest earning deposits	(101)	44	(57)
FRB and FHLB stock	151	359	510
Total interest earning assets	22,578	(572)	22,006
Interest bearing liabilities:
Demand deposits	240	716	956
Savings deposits[1]	(13)	633	620
Money market deposits	1,122	151	1,273
Certificates of deposit	(76)	327	251
Senior Notes	(335)	(2)	(337)
Other borrowings	1,182	(1,579)	(397)
Subordinated Notes	2,349	—	2,349
Total interest bearing liabilities	4,469	246	4,715
Less tax equivalent adjustment	2,167	(156)	2,011
Change in net interest income	$15,942	$(662)	$15,280

__________________
1 Includes club accounts and interest bearing mortgage escrow balances.

Tax equivalent net interest income increased $17,293 to $112,892 for the three months ended March 31, 2017, compared to
$95,599 for the three months ended March 31, 2016. The increase was mainly due to an increase in average interest earning assets of $2,009,222, or 18.5%, for the three months ended March 31, 2017 relative to the prior year period. The tax equivalent net interest margin increased two basis points to 3.55% for the first quarter of 2017 from 3.53% in the first quarter of 2016. The yield on interest earning assets was 4.09% in the three months ended March 31, 2017, which was an increase of nine basis points compared to 4.00% in the three months ended March 31, 2016, mainly due to an increase in the yield on loans. The cost of interest bearing liabilities increased to 0.79% for the three months ended March 31, 2017, compared to 0.70% for the three months ended March 31, 2016, which was due to general increases in interest rates between the periods.

The average balance of loans outstanding increased $1,536,049, or 19.8%, in the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The increase was primarily due to the organic commercial loan growth generated by our commercial banking teams, the NSBC Acquisition and the restaurant franchise finance loans acquired from GE Capital. Loans accounted for 72.0% of average interest earning assets in the three months ended March 31, 2017, compared to 71.2% in the comparable year ago period. The average yield on loans was 4.57% in the first quarter of 2017 compared to 4.62% in the comparable year ago period. The decline in yield on loans was mainly due to lower accretion income on loans from prior acquisitions, which was $3,482 in the first quarter of 2017 and $5,613 in the first quarter of 2016.

STERLING BANCORP AND SUBSIDIARIES

Tax equivalent interest income on securities increased $6,018 to $24,002 in the three months ended March 31, 2017, compared to $17,984 in the three months ended March 31, 2016. This was mainly the result of an increase of $540,334 in the average balance of securities between the periods. During the first quarter of 2017we began to reposition our securities portfolio in anticipation of the Astoria Merger. The tax equivalent yield on securities was 2.97% in the first quarter of 2017, compared to 2.65% in the first quarter of 2016. The increase in tax equivalent yield on securities in 2017 was primarily due to a higher percentage of tax exempt securities to total securities held in the first quarter of 2017 than in the first quarter of 2016, and to higher levels of market interest rates in the first quarter of 2017.

Average deposits increased $1,269,998 to $10,186,615 in the three months ended March 31, 2017, compared to $8,916,617 for the three months ended March 31, 2016. Average interest bearing deposits increased $1,101,635 in the first quarter of 2017, compared to the first quarter of 2016. Average non-interest bearing deposits increased $168,363 to $3,177,448 in the three months ended March 31, 2017, compared to $3,009,085 in the three months ended March 31, 2016, primarily due to organic growth driven by our existing commercial banking teams, the addition of new commercial banking teams and the development of new brokered deposit relationships. The increase in interest bearing deposits of $1,101,635 over the same period was mainly attributable to organic growth driven by our commercial banking teams and new commercial team hires. The average cost of interest bearing deposits was 0.55% in the first quarter of 2017 compared to 0.44% in the first quarter of 2016. The average cost of total deposits was 0.38% in the first quarter of 2017 compared to 0.29% in the first quarter of 2016. The increase in the cost of deposits was mainly due to our increasing proportion of commercial deposits to total deposits.

Average borrowings increased $524,599 to $1,799,204 in the three months ended March 31, 2017, compared to $1,274,605 in the same period a year ago. The increase in average borrowings was mainly used to fund the increase in average earning assets including increases in loans and investment securities. The average cost of borrowings was 1.74% for the first quarter of 2017, compared to 1.92% in the first quarter of 2016. The decline in the average cost of borrowings was mainly due to the extinguishment of $220,000 of FHLB advances with a cost of 3.57%, which occurred in March 2016.

Given our diversified loan portfolio, mix of businesses and a significant proportion of core deposit funding, we believe we have an asset sensitive balance sheet that should result in greater net interest income and higher net interest margin in a rising interest rate environment. Since December 2016, the Federal Reserve has increased the Fed Funds target rate by 50 basis points, which resulted in an increase in the level of market interest rates. Excluding the impact of accretion income on loans from prior acquisitions, which is not impacted by levels of market interest rates, our net interest margin increased by 11 basis points to 3.44% in the first quarter of 2017 relative to 3.33% in the first quarter of 2016. As disclosed in Part I “Item. 3. Quantitative and Qualitative Disclosures about Market Risk”, we estimate that a continued ncreasing interest rate environment would have a further positive impact on our net interest income and net interest margin.

Provision for Loan Losses. The provision for loan losses is determined as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level that is our best estimate of probable incurred credit losses inherent in the outstanding loan portfolio. In the three months ended March 31, 2017 and March 31, 2016, the provision for loan losses was $4,500 and $4,000, respectively. The change in provision for loan losses was mainly due to organic loan growth and to offset net charge-offs. See the section captioned “Delinquent Loans, Troubled Debt Restructuring, Impaired Loans, Other Real Estate Owned and Classified Assets - Provision for Loan Losses” later in this discussion for further analysis of the provision for loan losses.

Non-interest income. The components of non-interest income were as follows for the periods presented below:

	For the three months ended
	March 31,
	2017	2016
Accounts receivable management / factoring commissions and other related fees	$3,769	$4,494
Mortgage banking income	271	2,002
Deposit fees and service charges	3,335	4,496
Net (loss) on sale of securities	(23)	(283)
Bank owned life insurance	1,370	1,327
Investment management fees	231	1,124
Other	3,883	2,270
Total non-interest income	$12,836	$15,430

STERLING BANCORP AND SUBSIDIARIES

Non-interest income was $12,836 for the three months ended March 31, 2017, compared to $15,430 in the same period a year ago. Included in non-interest income is net loss on sale of securities, which was $23 and $283 for the three months ended March 31, 2017 and 2016, respectively. Net gain or loss on sale of securities is impacted significantly by changes in market interest rates and strategies we use to manage yield, liquidity and interest rate risk, and it is difficult to forecast the amount of net gains or losses consistently. As a result, when we analyze the results of our non-interest income, we exclude gains and losses on sales of securities. Excluding net loss on sale of securities, non-interest income was $12,859 for the first quarter of 2017, compared to $15,713 for the first quarter of 2016. The main drivers of the decline between the periods were the sale of our residential mortgage originations business in August 2016, which caused a decline of $1,731 in mortgage banking income, and the sale of our trust division in November 2016, which resulted in a decline of $893 in investment management fees between the periods.

The ratio of non-interest income excluding securities gains and losses to tax equivalent net interest income plus non interest income excluding securities gains and losses was 10.2% for the first quarter of 2017, compared to 14.1% for the first quarter of 2016. We anticipate this ratio will increase in the future through accelerated growth in other loan fees from the NSBC Acquisition, loan swap fees, other fee income generated by our commercial banking teams, syndication fees and deposit fees and service charges driven by commercial cash/treasury management services. We continue to evaluate potential acquisitions of specialty commercial lending and other businesses that are also fee income generators.

Accounts receivable management / factoring commissions and other related fees represents fees generated in our factoring and payroll finance businesses. A portion of the fees generated in the factoring and payroll finance businesses are allocated to interest income on loans and the remainder is recognized as fee income. In factoring, we receive a nonrefundable factoring fee, which is generally a percentage of the factored receivables or sales volume and is designed to compensate us for the bookkeeping and collection services provided and, if applicable, the credit review of the client’s customer and assumption of customer credit risk. In payroll finance, we provide outsourcing support services for clients in the temporary staffing industry. We generate fee income in exchange for providing full back-office, payroll, tax and accounting services to independently-owned temporary staffing companies. Total fee income in these businesses declined $725, or 16.1%, to $3,769 for the three months ended March 31, 2017, compared to $4,494 for the year ago period. The decrease in fees between the periods is mainly due to an increasing proportion of client volume being allocated to the lending component versus the fee income component of the businesses. Total revenue generated by factoring and payroll finance clients, including fee income and interest income, was $11,405 in the first quarter of 2017 compared to $11,388 in the first quarter of 2016.

Mortgage banking income represents the residential mortgage banking and mortgage brokerage business conducted through loan production offices that were located principally in Brooklyn, Great Neck and New York City and through our financial centers. Mortgage banking income was $271 in the first quarter of 2017, compared to $2,002 in the first quarter of 2016. Mortgage banking income decreased between the periods due to the sale of our residential mortgage originations business in August 2016.

Deposit fees and service charges were $3,335 for the first quarter of 2017, which represented a $1,161 decline compared to $4,496 for the same period a year ago. Effective July 1, 2016, the Bank became subject to specific provisions of the Dodd-Frank Act, including the Durbin Amendment. As a result, the Bank’s interchange fee earned on debit card transactions, which is part of deposit fees and services charges, was reduced to comply with the provisions of the Durbin Amendment and this decreased deposit fees and service charges between the periods.

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

Net loss on sale of securities income represents losses incurred on the sale of securities from our available for sale investment securities portfolio. We realized a net loss on sale of securities of $23 and $283 in the three months ended March 31, 2017 and 2016, respectively. Net loss on sale of securities in 2016 were driven by changes in the fair value of our securities portfolio due to changes in market interest rates.

Bank owned life insurance (“BOLI”) income represents the change in the cash surrender value of life insurance policies owned by us. BOLI income was $1,370 for the first quarter of 2017 compared to $1,327 in the same period a year ago.

Investment management fees historically represent fees from the sale of mutual funds and annuities and until November 2016, also included trust fees. These revenues were $231 in the first quarter of 2017 compared to $1,124 in the same period a year ago. The decrease was mainly due to the sale of our trust division in November 2016.

STERLING BANCORP AND SUBSIDIARIES

Other non-interest income principally includes miscellaneous loan fees earned, letter of credit fees, loan swap fees and safe deposit rentals. Other non-interest income increased $1,613 to $3,883 for the first quarter of 2017, from $2,270 for the same period a year ago. The increase in the first quarter of 2017 compared to the year earlier period was due to the NSBC Acquisition, higher loan swap fees and higher loan syndication fees.

Non-interest expense. The components of non-interest expense were as follows for the periods presented below:

	For the three months ended
	March 31,
	2017	2016
Compensation and benefits	$31,391	$30,020
Stock-based compensation	1,736	1,540
Occupancy and office operations	8,134	9,282
Amortization of intangible assets	2,229	3,053
FDIC insurance and regulatory assessments	1,888	2,258
Other real estate owned expense, net	1,676	582
Merger-related expense	3,127	265
Loss on extinguishment of borrowings	—	8,716
Charge for asset write-downs, retention and severance	—	2,485
Other non-interest expense	10,169	10,730
Total non-interest expense	$60,350	$68,931

Non-interest expense for the three months ended March 31, 2017 was $60,350, a $8,581 decrease compared to $68,931 for the three months ended March 31, 2016. The decline was mainly the result of the loss on extinguishment of borrowings and the charge for asset write-downs, retention and severance incurred in the three months ended March 31, 2016, which did not recur in the three months ended March 31, 2017. Changes in the components of non-interest expense are discussed below.

Compensation and benefits was $31,391 for the three months ended March 31, 2017, compared to $30,020 for the three months ended March 31, 2016. The increase in compensation and employee benefits was mainly due to an increase in the accrual for self-funded medical insurance, additional personnel retained as a result of the NSBC Acquisition, and the continued growth of our commercial banking teams. As of March 31, 2017, our full-time equivalent employees were 978 compared to 1,078 at March 31, 2016. The decline in personnel between the periods was the result of the sale of the mortgage banking originations business, the sale of the trust division, and the ongoing consolidation of our network of financial centers, and was partially offset by the NSBC Acquisition net commercial banking teams and enterprise risk management personnel.

Stock-based compensation was $1,736 in the first quarter of 2017, compared to $1,540 in the first quarter of 2016. The increase in stock-based compensation expense between the periods is due to a greater percentage of compensation paid to our executive management and senior personnel in stock awards to better align the interests of management employees to those of our stockholders. For additional information related to our employee benefit plans and stock-based compensation, see Note 11. “Stock-Based Compensation” in the consolidated financial statements included elsewhere in this report.

Occupancy and office operations was $8,134 in the first quarter of 2017, compared to $9,282 in the first quarter of 2016. The decrease between the periods was due to the net consolidation of six financial centers that occurred between the periods. At March 31, 2017, we had 42 financial center locations, compared to 48 financial centers at March 31, 2016. We continue to evaluate financial centers for consolidation as we believe that gathering deposits through a balance of commercial banking teams and a reduced number of financial centers is a more efficient and cost effective deposit gathering strategy. Our goal is to have a financial center network in which all of our locations meet or exceed our profitability and efficiency targets.

Amortization of intangible assets mainly includes amortization of core deposit intangible assets, customer lists and non-compete agreements. Amortization of intangible assets was $2,229 in the three months ended March 31, 2017, compared to $3,053 for the three months ended March 31, 2016. The decrease in amortization expense was due mainly to intangibles recorded in prior acquisitions that are now fully amortized. For additional information see Note 6. “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included elsewhere in this report.

STERLING BANCORP AND SUBSIDIARIES

FDIC insurance and regulatory assessments expense was $1,888 for the first quarter of 2017, compared to $2,258 for the first quarter of 2016. The decrease between the periods was mainly due to a decline in the FDIC assessment that occurred after the Deposit Insurance Fund reserve ratio reached 1.15%.

Other real estate owned (“OREO”) expense, net includes maintenance costs, taxes, insurance, write-downs (subsequent to any write-down at the time of foreclosure or transfer to OREO), and gains and losses from the disposition of OREO. OREO includes real estate assets that have been foreclosed and owned financial center locations that have been closed and are held for sale. OREO expense (income), net included the following:

	For the three months ended
	March 31,
	2017	2016
Loss (gain) on sale	$25	$(12)
Direct property write-downs	1,293	164
Rental income	(13)	(22)
Property tax	162	373
Other expenses	209	79
OREO expense, net	$1,676	$582

Based on updated appraisals and property valuations, we reduced the carrying value of several foreclosed properties in the first quarter of 2017 and incurred a charge of $1,293. These write-downs facilitated the sale of several properties, and the balance of OREO declined by $3,987 to $9,632 at March 31, 2017 compared to $14,527 at March 31, 2016.

Merger-related expense was $3,127 for the three months ended March 31, 2017 and was $265 for the three months ended March 31, 2016. Merger-related expense for the three months ended March 31, 2017 was mainly for financial and legal advisory fees in connection with the pending Astoria merger. Merger-related expense for the three months ended March 31, 2016 was incurred in connection with the NSBC Acquisition.

Loss on extinguishment of borrowings expense for the three months ended March 31, 2017 was $0, compared to $8,716 for the three months ended March 31, 2016. The loss in the first quarter of 2016 was due to the repayment of $220,000 of fixed rate FHLB borrowings with a weighted average interest rate of 4.17% during the first quarter of 2016. These borrowings were replaced with deposits and short-term and overnight FHLB borrowings that had a substantially lower cost.

Charge for asset write-downs, retention and severance was $0 for the three months ended March 31, 2017, compared to $2,485 for the three months ended March 31, 2016. The charges in 2016 were incurred in connection with the NSBC Acquisition and the continued consolidation of financial centers and other locations.

Other non-interest expense for the three months ended March 31, 2017 was $10,169, compared to $10,730 for the three months ended March 31, 2016. The decrease was mainly related to the sale of the residential mortgage originations business. See Note 13. “Other Non-Interest Expense” in the notes to the consolidated financial statements included elsewhere in this report for details on significant components.

Income Tax expense was $17,709 for the three months ended March 31, 2017 compared to $12,243 for the three months ended March 31, 2016, which represented an effective income tax rate of 31.2% and 34.0%, respectively. We currently estimate our effective tax rate for full year 2017 will be 32.5%. Our effective tax rate differs from the 35% federal statutory rate due mainly to the effect of tax exempt interest from public sector loans, municipal securities and BOLI income.

The adoption of a new accounting standard requires that tax benefits in excess of compensation costs associated with our stock-based compensation plans be included in income tax expense as a discrete item. In the first quarter of 2017, we recorded a tax benefit of $742 associated with the vesting of stock-based compensation which reduced our tax rate by 1.3% for the period. We anticipate our effective income tax rate, excluding the impact of income tax expense associated with vested stock-based compensation plans, in 2017 will remain between 32% and 33%. However, the effective income tax rate may change materially should changes to current tax law be enacted in 2017. Any changes to current tax law may also have an impact on our deferred tax position. See Note 10. “Income Taxes” in the notes to the consolidated financial statements included elsewhere in this report for additional information.

STERLING BANCORP AND SUBSIDIARIES

Portfolio Loans
The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the periods indicated.

	March 31, 2017		December 31, 2016
	Amount	%	Amount	%
Commercial:
C&I:
Traditional C&I	$1,469,130	15.0%	$1,404,774	14.7%
Asset-based lending	735,737	7.5	741,942	7.8
Payroll finance	223,934	2.3	255,549	2.7
Warehouse lending	486,381	5.0	616,946	6.5
Factored receivables	191,398	2.0	214,242	2.2
Equipment financing	662,844	6.8	589,315	6.2
Public sector finance	412,394	4.2	349,182	3.7
Total C&I	4,181,818	42.8	4,171,950	43.8
Commercial mortgage:
Commercial real estate	3,313,848	33.9	3,162,942	33.2
Multi-family	1,062,797	10.9	981,076	10.3
ADC	238,966	2.5	230,086	2.4
Total commercial mortgage	4,615,611	47.3	4,374,104	45.9
Total commercial	8,797,429	90.1	8,546,054	89.7
Residential mortgage	695,398	7.1	697,108	7.3
Consumer	271,140	2.8	284,068	3.0
Total portfolio loans	9,763,967	100.0%	9,527,230	100.0%
Allowance for loan losses	(66,939)		(63,622)
Total portfolio loans, net	$9,697,028		$9,463,608

Overview. Total portfolio loans, net, increased $233,420, or 10.0% on an annualized basis, to $9,697,028 at March 31, 2017, compared to $9,463,608 at December 31, 2016. At March 31, 2017, total C&I loans comprised 42.8% of the total loan portfolio, compared to 43.8% at December 31, 2016. Commercial mortgage loans comprised 47.3% and 45.9% of the total loan portfolio at March 31, 2017 and December 31, 2016, respectively.

C&I loans increased $9,868 in the first three months of 2017. Traditional C&I loans grew $64,356, equipment financing loans grew $73,529 and public sector finance loans grew $63,212. These increases were substantially offset by a decline in warehouse lending balances. Mortgage warehouse lending balances were $486,381 at March 31, 2017, a decline of $130,565, or 21.2%, compared to December 31, 2016. As anticipated, the decrease in warehouse lending balances was due to an increase in residential mortgage lending interest rates which negatively impacted mortgage refinance activity and origination volumes in the period.

Included in total C&I loans are asset-based lending, payroll finance, warehouse lending, factored receivables, equipment financing and public sector finance, which collectively comprise our commercial finance business portfolio. The commercial finance business portfolio declined by $54,488 in the first three months of 2017 and totaled $2,712,688 at March 31, 2017, compared to $2,767,176 at December 31, 2016, mainly due to the decrease in warehouse lending described above.

Commercial mortgage loans increased $241,507, or 21.1% on an annualized basis, in the three months ended March 31, 2017. The main drivers of growth have been strong commercial real estate market conditions in the greater New York metropolitan area, increasing interest rates and pricing levels on new originations, and higher origination volumes given our increased number of commercial banking teams.

ADC loans, which is a component of commercial mortgage loans, increased $8,880 in the three months ended March 31, 2017. We have ceased originations of land acquisition and development loans. However, we do originate construction loans on an exception basis but only to select clients mostly within our immediate footprint.

STERLING BANCORP AND SUBSIDIARIES

Residential mortgage loans decreased $1,710 to $695,398 at March 31, 2017, compared to $697,108 at December 31, 2016. The majority of our residential mortgage loan originations were held for sale and sold in the secondary markets to various investors. We retain newly originated residential mortgage loans on an exception basis for select clients. We also acquire residential mortgage loans for Community Reinvestment Act purposes. Residential mortgage originations and portfolio balances have substantially decreased since the sale of our residential mortgage originations business in August 2016. Although the majority of such originations were sold in the secondary market, prior to the sale of the residential mortgage originations business we often retained non-conforming prime residential mortgage loans in our portfolio.

Delinquent Loans, Troubled Debt Restructuring, Impaired Loans, Other Real Estate Owned and Classified Assets

Past Due, Non-Performing Loans, Non-Performing Assets (Risk Elements). The table below sets forth the amounts and categories of our NPAs at the dates indicated. There were no asset-based lending, public sector finance, or warehouse lending loans that were non-performing at such dates.

	March 31,	December 31,
	2017	2016
Non-accrual loans:
Traditional C&I	$26,082	$26,386
Payroll finance	384	199
Factored receivables	192	618
Equipment financing	2,704	2,246
Commercial real estate	20,148	21,008
Multi-family	65	71
ADC	1,175	5,269
Residential mortgage	14,389	14,790
Consumer	6,997	6,576
Total non-accrual loans	72,136	77,163
Accruing loans past due 90 days or more	788	1,690
Total NPLs	72,924	78,853
OREO	9,632	13,619
Total NPAs	$82,556	$92,472
TDRs accruing and not included above	$15,741	$11,285
Ratios:
NPLs to total loans	0.75%	0.83%
NPAs to total assets	0.56	0.65

NPAs and NPLs. NPLs include non-accrual loans and accruing loans past due 90 days or more. NPAs include NPLs and OREO. At March 31, 2017, total NPLs declined $5,929 to $72,924 compared to $78,853 at December 31, 2016. This was due mainly to repayments. Non-accrual loans were $72,136 and loans 90 days past due and still accruing interest which were well secured and in the process of collection were $788. Non-accrual loans declined $5,027 from December 31, 2016. Loans past due 90 days or more and still accruing declined $902.

TDRs. TDRs still accruing interest income are loans modified for borrowers that have experienced financial difficulties but are performing in accordance with the terms of their loan prior to the modification. Loan modification concessions may include actions such as an extension of the maturity date or the lowering of interest rates and monthly payments. Nearly all of these loans are secured by real estate. Total TDRs were $18,399 at March 31, 2017, of which $2,530 were non-accrual, $128 were 90 days past due and accruing, and $15,741 were performing according to their terms and accruing interest income. Total TDRs were $13,274 at December 31, 2016, of which $1,989 were non-accrual, none were 90 days past due and accruing, and $11,285 were performing according to their terms and accruing interest income. The increase in the first quarter of 2017 was due to the restructuring of six loans totaling $5,848, which are detailed in the TDR section of Note 4. “Loans” in the notes to the consolidated financial statements. Partially offsetting this increase were borrower repayments on performing TDR loans of $723. As of March 31, 2017, there were no commitments to lend additional funds to borrowers with loans that have been classified as TDRs.

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
At March 31, 2017, we had OREO properties with a recorded balance of $9,632, compared to a recorded balance of $13,619 at December 31, 2016. The decrease was due to $3,361 in sales and $1,293 of write-downs to reflect the current fair value or sale value of properties. This was partially offset by OREO additions of $667 in the period.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality such as “substandard”, “doubtful”, or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets is not warranted and are charged-off. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as “special mention”. As of March 31, 2017, we had $110,832 of loans designated as “special mention” compared to $104,569 at December 31, 2016. The increase in special mention loans in the first quarter of 2017 was mainly due to the designation of one payroll finance relationship as special mention in the period.

Our determination as to the classification of our assets and the amount of our loan loss allowance are subject to review by our regulators, which can direct the charge-offs of loans and order the establishment of additions to our allowance for loan losses. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets at March 31, 2017, classified assets consisted of loans of $102,398 and OREO of $9,632. Classified loans were $95,594 and OREO was $13,619 at December 31, 2016. The increase in classified loans in the first quarter of 2017 was mainly due to the designation of one taxi medallion loan relationship as substandard that had been classified special mention at December 31, 2016. This loan remains current as to payments and is on accrual.

Taxi Medallion Loans. At March 31, 2017, we had $49,750, or 0.51%, of our total portfolio loans collateralized by taxi medallions compared to $51,680, or 0.54%, at December 31, 2016. The decline in the balance between the periods was due to repayments. One of our three taxi medallion borrower relationships in the amount of $23,487 is on non-accrual and two of the relationships are classified substandard. The relationship that is on non-accrual declined by $229 in the first quarter of 2017 as a result of repayments. We continue to closely monitor the collateral values, cash flows and performance of each of these loans and are working with our borrowers to reduce these outstanding balances.

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. Our allowance for loan loss methodology includes allowance allocations calculated in accordance with Accounting Standards Codification (“ASC”) Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. Our process for determining the appropriate level of allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of, and trends related to, non-accrual loans, past due loans, potential problem loans, classified and criticized loans and net charge-offs or recoveries and loan documentation exceptions, among other factors. See Note 5. “Allowance for Loan Losses” in the notes to consolidated financial statements included elsewhere in this report for further information regarding the allowance for loan losses.

The allowance for loan losses increased from $63,622 at December 31, 2016 to $66,939 at March 31, 2017, as the provision for loan losses exceeded net charge-offs by $3,317. The allowance for loan losses at March 31, 2017 represented 91.8% of non-performing loans and 0.69% of total portfolio loans. At December 31, 2016, the allowance for loan losses represented 80.7% of non-performing loans and 0.67% of total portfolio loans. Loans acquired in prior merger transactions were recorded with a fair value adjustment as of the acquisition date that included estimated lifetime credit losses and interest rate adjustments, among other factors (the “loan mark”). The remaining aggregate balance of the loan mark at March 31, 2017 was $34,183. A substantial portion of portfolio loans covered by the loan mark continue to carry no allowance for loan losses. The total valuation balances recorded against portfolio loans to adjusted gross portfolio loans was 1.04% at March 31, 2017, compared to 1.05% at December 31, 2016. See a reconciliation of this non-GAAP financial measure on page 68.

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

	March 31, 2017			December 31, 2016
	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans
Traditional C&I	$14,441	$1,469,130	15.0%	$12,864	$1,404,774	14.7%
Asset-based lending	3,353	735,737	7.5	3,316	741,942	7.8
Payroll finance	1,155	223,934	2.3	951	255,549	2.7
Warehouse lending	1,227	486,381	5.0	1,563	616,946	6.5
Factored receivables	1,322	191,398	2.0	1,669	214,242	2.2
Equipment financing	6,039	662,844	6.8	5,039	589,315	6.2
Public sector finance	1,249	412,394	4.2	1,062	349,182	3.7
Commercial real estate	23,438	3,313,848	33.9	20,466	3,162,942	33.2
Multi-family	4,102	1,062,797	10.9	4,991	981,076	10.3
ADC	1,170	238,966	2.5	1,931	230,086	2.4
Residential mortgage	5,715	695,398	7.1	5,864	697,108	7.3
Consumer	3,728	271,140	2.8	3,906	284,068	3.0
Total	$66,939	$9,763,967	100.0%	$63,622	$9,527,230	100.0%

Impaired Loans. A loan is impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loan values are based on one of three measures: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is less than its recorded investment, the Bank’s practice is to write-down the loan against the allowance for loan losses so the recorded investment matches the impaired value of the loan. Impaired loans generally include a portion of non-performing loans and accruing and performing TDR loans. At March 31, 2017, we had $54,707 in impaired loans compared to $55,391 at December 31, 2016. The decrease in impaired loans between March 31, 2017 and December 31, 2016 was mainly due to borrower repayments.

PCI Loans. A PCI loan is an acquired loan that has demonstrated evidence of deterioration in credit quality subsequent to origination. As of March 31, 2017, the balance of PCI loans was $84,090, compared to $88,908 at December 31, 2016 and are mainly comprised of loans acquired in the merger with Hudson Valley Holding Corp. The decline was due to borrower repayments. At March 31, 2017 and December 31, 2016, we held $12,160 and $12,241, respectively, of PCI loans, which are accounted for under the cost-recovery method and were included in our non-accrual loan totals above. The decline between the periods was mainly due to borrower repayments. The remaining PCI loans of $71,930 and $76,667 at March 31, 2017 and December 31, 2016, respectively, are accounted for under applicable guidance, which results in an accretable yield that represents the amount of expected cash flows that exceeds the initial investment in the loan. See the tables of loans evaluated for impairment by segment and changes in accretable yield for PCI loans in Note 4. “Portfolio Loans” in the notes to consolidated financial statements included elsewhere in this report for additional information.

Provision for Loan Losses. We recorded $4,500 in loan loss provision for the three months ended March 31, 2017, compared to $4,000 for the three months ended March 31, 2016. Net charge-offs for the three months ended March 31, 2017 were $1,183, or 0.05% of average loans on an annualized basis, compared to net charge-offs of $1,131, or 0.06%, of average loans on an annualized basis for the three months ended March 31, 2016. The increase in the provision for loan losses between the periods was mainly due to organic growth in the loan portfolio, as well as loans from prior acquisitions that are now subject to our allowance for loan losses.

STERLING BANCORP AND SUBSIDIARIES

Changes in Financial Condition between March 31, 2017 and December 31, 2016

Total assets increased $480,890, or 3.39%, to $14,659,337 at March 31, 2017, compared to $14,178,447 at December 31, 2016. This increase was mainly due to the following:

•
Total portfolio loans increased by $236,737, or 2.48%, to $9,763,967 at March 31, 2017, compared to $9,527,230 at December 31, 2016. The increase was mainly due to loans originated by our commercial banking teams.

•
Total investment securities increased by $297,557, or 9.54%, to $3,416,395 at March 31, 2017, compared to $3,118,838 at December 31, 2016. We mainly acquired MBS and high investment grade tax-exempt securities issued by New York State, New York City, other municipal entities in New York, and by other states. The increase in securities was mainly in connection with the repositioning of our securities portfolio in anticipation of the Astoria merger. Investment securities were 23.3% of total assets at March 31, 2017, compared to 22.0% at December 31, 2016.

•
Cash and cash equivalents decreased by $39,943 to $253,703 at March 31, 2017, compared to $293,646 at December 31, 2016. Cash holdings at March 31, 2017 decreased mainly due to growth of loans and investment securities.

Total liabilities increased $447,460, or 3.63%, to $12,770,724 at March 31, 2017, compared to $12,323,264 at December 31, 2016. This increase was mainly due to the following:

•
Total deposits increased $183,466, or 1.82%, to $10,251,725 at March 31, 2017, compared to $10,068,259 at December 31, 2016. Our core retail, commercial and municipal transaction, money market and savings accounts were $9,087,137, which represented 88.6% of our total deposit balances. The increase in deposits was driven in part by our commercial banking teams, as several of our recent commercial banking hires are focused on growing deposits.

•
FHLB borrowings increased $244,000, to $2,035,000 at March 31, 2017, compared to $1,791,000 at December 31, 2016. The increase in FHLB borrowings was used, together with our deposit growth, to fund increases in loans and investment securities.

Supplemental Reporting of Non-GAAP Financial Measures
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance and to assess our performance compared to our annual budget and strategic plans. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors, analysts, regulators and others information that we use to manage and evaluate our performance each period. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements, and notes thereto, for the quarter ended March 31, 2017, included elsewhere in this report and the year ended December 31, 2016, included in the 2016 Annual Report on Form 10-K.

	March 31,
	2017	2016
The following table shows the reconciliation of stockholders’ equity to tangible stockholders’equity and the tangible equity ratio [1]:
Total assets	$14,659,337	$12,865,356
Goodwill and other intangibles	(760,698)	(772,390)
Tangible assets	13,898,639	12,092,966
Stockholders’ equity	1,888,613	1,698,133
Goodwill and other intangibles	(760,698)	(772,390)
Tangible stockholders’ equity	$1,127,915	$925,743
Common stock outstanding at period end	135,604,435	130,548,989
Stockholders’ equity as a % of total assets	12.88%	13.20%
Book value per share	$13.93	$13.01
Tangible equity as a % of tangible assets	8.12%	7.66%
Tangible book value per share	$8.32	$7.09
______________
See legend on page 71.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended March 31,
	2017	2016
The following table shows the reconciliation of reported net income (GAAP) and adjusted net income (non-GAAP) and adjusted diluted EPS[2]:
Income before income tax expense	$56,776	$36,009
Income tax expense	17,709	12,243
Net income (GAAP)	39,067	23,766
Adjustments:
Net loss on sale of securities	23	283
Merger-related expense	3,127	265
Charge for asset write-downs, retention and severance	—	2,485
Loss on extinguishment of borrowings	—	8,716
Amortization of non-compete agreements and acquired customer lists	396	968
Total adjustments	3,546	12,717
Income tax (benefit)	(1,152)	(4,324)
Total adjustments net of tax	2,394	8,393
Adjusted net income (non-GAAP)	$41,461	$32,159

Weighted average diluted shares	135,811,721	130,500,975
Diluted EPS as reported (GAAP)	$0.29	$0.18
Adjusted diluted EPS (non-GAAP)	0.31	0.25
______________
See legend on page 71.

	For the three months ended March 31,
	2017	2016
The following table shows the reconciliation of the reported operating efficiency ratio and adjusted operating efficiency ratio [3]:
Net interest income	$108,790	$93,510
Non-interest income	12,836	15,430
Total net revenue	121,626	108,940
Tax equivalent adjustment on securities interest income	4,102	2,089
Net (gain) on sale of securities	23	283
Adjusted total revenue (non-GAAP)	125,751	111,312
Non-interest expense	60,350	68,931
Merger-related expense	(3,127)	(265)
Charge for asset write-downs, retention and severance	—	(2,485)
Loss on extinguishment of borrowings	—	(8,716)
Amortization of intangible assets	(2,229)	(3,053)
Adjusted non-interest expense (non-GAAP)	$54,994	$54,412
Reported operating efficiency ratio	49.6%	63.3%
Adjusted operating efficiency ratio (non-GAAP)	43.7	48.9
__________________________
See legend on page 71.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended March 31,
	2017	2016
The following table shows the reconciliation of return on tangible assets and adjusted return on tangible assets [4]:
Average assets	$14,015,953	$12,001,370
Average goodwill and other intangibles	(762,076)	(747,412)
Average tangible assets	$13,253,877	$11,253,958
Net income	39,067	23,766
Net income, if annualized	158,438	95,586
Return on average tangible assets	1.20%	0.85%
Adjusted net income (non-GAAP)	$41,461	$32,159
Annualized adjusted net income	168,147	129,343
Adjusted return on average tangible assets (non-GAAP)	1.27%	1.15%
___________________________
See legend on page 71.

	For the three months ended March 31,
	2017	2016
The following table shows the reconciliation of return on average tangible equity and adjusted return on average tangible equity [5]:
Average stockholders’ equity	$1,869,085	$1,686,274
Average goodwill and other intangibles	(762,076)	(747,412)
Average tangible stockholders’ equity	$1,107,009	$938,862
Net income	39,067	23,766
Net income, if annualized	158,438	95,586
Reported return on average tangible equity	14.31%	10.18%
Adjusted net income (non-GAAP)	$41,461	$32,159
Annualized adjusted net income	168,147	129,343
Adjusted return on average tangible equity (non-GAAP)	15.19%	13.78%
_______________________
See legend on page 71.

STERLING BANCORP AND SUBSIDIARIES

	As of
	March 31, 2017	December 31, 2016
The following table shows a reconciliation of the allowance for loan losses and remaining purchase accounting adjustments to portfolio loans[6]:
Allowance for loan losses	$66,939	$63,622
Remaining purchase accounting adjustments:
Acquired performing loans	19,733	22,199
Purchased credit impaired loans	14,450	14,813
Total remaining purchase accounting adjustments	34,183	37,012
Total valuation balances recorded against portfolio loans	$101,122	$100,634

Total portfolio loans, gross	$9,763,967	$9,527,230
Remaining purchase accounting adjustments:
Acquired performing loans	19,733	22,199
Purchased credit impaired loans	14,450	14,813
Adjusted portfolio loans, gross	$9,798,150	$9,564,242
Allowance for loan losses to total portfolio loans, gross	0.69%	0.67%
Total valuation balances recorded against portfolio loans to adjusted gross portfolio loans	1.03%	1.05%
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

2 Adjusted net income and adjusted EPS present a summary of our earnings to exclude certain revenues and expenses (generally associated with discrete merger transactions and non-recurring strategic plans) to help in assessing our recurring profitability. Historically we have imputed income tax expense on adjusted earnings at our GAAP earnings effective tax rate. Due to the adoption of a new accounting standard in the first quarter of 2017 that requires all income tax effects related to settlements of share-based compensation awards be treated as a discrete item in income tax expense, our effective tax rate for GAAP earnings decreased from our estimate for full year 2017 of 32.5% to 31.2% for the quarter ended March 31, 2017. Therefore, for purposes of the adjusted earnings we recognized income tax expense at our 2017 anticipated effective tax rate of 32.5%.

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

STERLING BANCORP AND SUBSIDIARIES

Liquidity and Capital Resources

Capital. Stockholders’ equity was $1,888,613 as of March 31, 2017, an increase of $33,430 relative to December 31, 2016. The increase was mainly the result of net income of $39,067. Also contributing to the increase was an increase in other comprehensive income of $2,914, which was primarily due to a change in the fair value of our available for sale securities portfolio as well as stock option exercises and stock-based compensation, which totaled $885. These increases were partially offset by declared dividends of $9,436.

We paid dividends of $0.07 per common share in each quarter of 2016 and in the first quarter of 2017, and the Board of Directors declared a dividend of $0.07 per common share on April 25, 2017, which is payable May 22, 2017 to our holders as of the record date of May 8, 2017.

Basel III Capital Rules. The Basel III Capital Rules became effective for us on January 1, 2015 (subject to a phase-in period for certain provisions). The rules are discussed in Note 15. “Stockholders’ Equity - Regulatory Capital Requirements” in the notes to consolidated financial statements included elsewhere in this report.

Liquidity. As discussed in our 2016 Form 10-K, our liquidity position is continuously monitored and we make adjustments to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset / liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic activity, volatility in the financial markets, unexpected credit events or other significant occurrences. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of March 31, 2017, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on us.

At March 31, 2017, the Bank had $253,703 in cash and cash equivalents on hand and unused borrowing capacity at the FHLB of $594,535. In addition, the Bank may purchase additional federal funds from other institutions and enter into additional repurchase agreements. The Bank had $1,816,546 of securities available to pledge as collateral as of March 31, 2017. The Bank was required to maintain $66,818 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at March 31, 2017.

We are a bank holding company and do not conduct operations. Our primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. At March 31, 2017, the Bank had capacity to pay up to $145,016 of dividends to us and maintain its “well capitalized” status under regulatory guidelines. However, the Bank also has developed internal capital management policies and procedures and, under these policies and procedures, the Bank could pay dividends to us of approximately $67,500 at March 31, 2017. We had cash on hand of $52,968 at March 31, 2017.

On September 5, 2016, we renewed our $25,000 Credit Facility which is more fully described in Note 8. “Borrowings” in the notes to consolidated financial statements included elsewhere in this report. The use of proceeds are for general corporate purposes. The Credit Facility has no outstanding balance and requires us and the Bank to maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. We and the Bank were in compliance with all requirements at March 31, 2017.

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

Management actively evaluates interest rate risk in connection with the Company’s lending, investing, and deposit activities. Management emphasizes the origination of commercial real estate loans, C&I loans, residential fixed-rate mortgage loans that are repaid monthly and bi-weekly, and adjustable-rate residential and consumer loans. The Company also invests in shorter term securities, which

STERLING BANCORP AND SUBSIDIARIES

generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest earning assets by increasing our investments in shorter-term loans and securities may help us to better match the maturities and interest rates of the Company’s assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. These strategies may adversely affect net interest income due to lower initial yields on these investments in comparison to longer-term, fixed-rate loans and investments.

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

Estimated Changes in EVE and NII. The table below sets forth, as of March 31, 2017, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$1,759,675	$(250,353)	(12.5)%	$529,378	$48,510	10.1%
+200	1,862,377	(147,651)	(7.3)	514,304	33,436	7.0
+100	1,947,092	(62,936)	(3.1)	498,679	17,811	3.7
0	2,010,028	—	—	480,868	—	—
-100	2,001,374	(8,654)	(0.4)	454,833	(26,035)	(5.4)

The table above indicates that at March 31, 2017, in the event of an immediate 200 basis point increase in interest rates, we would expect to experience a 7.3% decrease in EVE and a 7.0% increase in NII. Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on EVE and NII beyond -100 basis points.

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

During the first quarter of 2017, the federal funds target rate increased a quarter point to 0.75 - 1.00%. U.S. Treasury yields with two year maturities increased seven basis points from 1.20% to 1.27% over the three months ended March 31, 2017, while the yield on U.S. Treasury 10-year notes decreased five basis points from 2.45% to 2.40% over the same three month period. The decrease in interest rates on longer-term maturities relative to the increase in interest rates on short-term maturities resulted in a flatter 2-10 year U.S. Treasury yield curve at March 31, 2017 compared to December 31, 2016.  At its March 2017 meeting, the Federal Open Markets Committee (the “FOMC”) stated that its monetary policy remains accommodative.  The FOMC further stated that it expects that economic conditions will evolve in a manner that will warrant gradual increases in the federal funds rate and the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data.  However, should economic conditions improve at a faster pace than anticipated, the FOMC could increase the federal funds target rate quicker. This could cause the shorter end of the yield curve to rise disproportionately relative to the longer end, thereby resulting in an even flatter yield curve, which may result in greater margin compression.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
Item 1. Legal Proceedings
The “Litigation” section of Note 16. “Commitments and Contingencies” in the consolidated financial statements included in Part I, Item 1 is incorporated herein by reference.

Item 1A. Risk Factors
For information regarding factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A of our 2016 Form 10-K.

In addition, on March 6, 2017, we announced we had entered into a merger agreement with Astoria. In connection with the execution of that agreement, we supplement the risk factors previously disclosed in our 2016 Form 10-K as follows:

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.

Before the merger and the bank merger may be completed, Sterling and Astoria must obtain approvals from the Federal Reserve Board and the OCC. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals the regulators consider a variety of factors, including the regulatory standing of each party and the factors described under “The Merger-Regulatory Approvals Required for the Merger” in the Amendment No. 1 to the Form S-4 filed with the SEC on April 21, 2017 (the “Form S-4”). An adverse development in either party’s regulatory standing or these factors could result in an inability to obtain approval or delay their receipt. These regulators may impose conditions on the completion of the merger or the bank merger or require changes to the terms of the merger or the bank merger. Such conditions or changes could have the effect of delaying or preventing completion of the merger or the bank merger or imposing additional costs on or limiting the revenues of the combined company following the merger and the bank merger, any of which might have an adverse effect on the combined company following the merger. See “The Merger-Regulatory Approvals Required for the Merger” in the Form S-4.

In a recent approval order, the Federal Reserve Board has stated that if material weaknesses are identified by examiners before a banking organization applies to engage in expansionary activity, the Federal Reserve Board will not in the future allow the application to remain pending while the banking organization addresses its weaknesses. The Federal Reserve Board explained that, in the future, if issues arise during the processing of an application, it will require the applicant banking organization to withdraw its application pending resolution of any supervisory concerns. Accordingly, if there is an adverse development in either party’s regulatory standing, Sterling may be required to withdraw some or all of the applications for approval of the proposed mergers and, if possible, resubmit it after the applicable supervisory concerns have been resolved. See “The Merger-Regulatory Approvals Required for the Merger” in the FormS-4.

The success of the merger and integration of Sterling and Astoria will depend on a number of uncertain factors.

The success of the merger will depend on a number of factors, including, without limitation:

•	Sterling’s ability to integrate the branches acquired from Astoria Bank in the merger (which we refer to as the “acquired branches”) into Sterling National Bank’s current operations;

•
Sterling’s ability to limit the outflow of deposits held by its new customers in the acquired branches and to successfully retain and manage interest-earning assets (i.e., loans) acquired in the merger;

•	Sterling’s ability to control the incremental non-interest expense from the acquired branches in a manner that enables it to maintain a favorable overall efficiency ratio;

•	Sterling’s ability to retain and attract the appropriate personnel to staff the acquired branches; and

•	Sterling’s ability to earn acceptable levels of interest and non-interest income, including fee income, from the acquired branches.

Integrating the acquired branches will be an operation of substantial size and expense, and may be affected by general market and economic conditions or government actions affecting the financial industry generally. Integration efforts will also likely divert Sterling’s management’s attention and resources. No assurance can be given that Sterling will be able to integrate the acquired branches successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business, or inconsistencies in standards, controls, procedures and policies that adversely affect Sterling’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. Sterling may also encounter unexpected difficulties or costs during the integration that could adversely affect its earnings and financial condition, perhaps materially. Additionally, no assurance can be given that the operation of the acquired branches will not adversely affect Sterling’s existing profitability, that Sterling will be able to achieve results in the future similar to those achieved by its existing banking business, or that Sterling will be able to manage any growth resulting from the merger effectively.
Combining Sterling and Astoria may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized.

Sterling and Astoria have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on Sterling’s ability to successfully combine and integrate the businesses of Sterling and Astoria in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. The loss of key employees could adversely affect Sterling’s ability to successfully conduct its business, which could have an adverse effect on Sterling’s financial results and the value of its common stock. If Sterling experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause Sterling and/or Astoria to lose customers or cause customers to remove their accounts from Sterling and/or Astoria and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Astoria and Sterling during this transition period and for an undetermined period after completion of the merger on the combined company. In addition, the actual cost savings of the merger could be less than anticipated.

The combined company may be unable to retain Sterling and/or Astoria personnel successfully after the merger is completed.

The success of the merger will depend in part on the combined company’s ability to retain the talents and dedication of key employees currently employed by Sterling and Astoria. It is possible that these employees may decide not to remain with Sterling or Astoria, as applicable, while the merger is pending or with the combined company after the merger is consummated. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating Astoria to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, Sterling and Astoria may not be able to locate suitable replacements for any key employees who leave either company, or to offer employment to potential replacements on reasonable terms.

In connection with the merger, Sterling will assume Astoria’s outstanding debt obligations and preferred stock, and Sterling’s level of indebtedness following the completion of the merger could adversely affect Sterling’s ability to raise additional capital and to meet its obligations under its existing indebtedness.

In connection with the merger, Sterling will assume approximately $3.9 billion of Astoria’s outstanding indebtedness and Astoria’s obligations related to its outstanding preferred stock. Sterling’s existing debt, together with any future incurrence of additional indebtedness, and assumption of Astoria’s outstanding preferred stock, could have important consequences for Sterling’s creditors and Sterling’s stockholders. For example, it could:

•	limit Sterling’s ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes;

•	restrict Sterling from making strategic acquisitions or cause the combined company to make non-strategic divestitures;

•	restrict Sterling from paying dividends to its stockholders;

•	increase the combined company’s vulnerability to general economic and industry conditions; and

The risks described above and in our 2016 Form 10-K are not the only risks that we encounter. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition and/or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit Number	Description

Agreement and Plan of Merger by and between Sterling Bancorp and Astoria Financial Corporation, dated March 6, 2017 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed March 9, 2017).

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

Sterling Bancorp

Date:	April 28, 2017	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	April 28, 2017	By:	/s/ Luis Massiani
Luis Massiani
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)