Form 10-Q
period 2017-06-30
STERLING BANCORP
filed 2017-07-28
CIK 1070154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares Outstanding as of July 26, 2017
$0.01 per share	135,658,226

STERLING BANCORP AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
QUARTERLY PERIOD ENDED JUNE 30, 2017

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
ASSETS:
Cash and due from banks	$282,167	$293,646
Securities:
Available for sale, at fair value	2,095,872	1,727,417
Held to maturity, at amortized cost (fair value of $1,449,975 and $1,357,997 at June 30, 2017 and December 31, 2016, respectively)	1,456,304	1,391,421
Total securities	3,552,176	3,118,838
Loans held for sale	—	41,889
Portfolio loans	10,232,317	9,527,230
Allowance for loan losses	(70,151)	(63,622)
Portfolio loans, net	10,162,166	9,463,608
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, at cost	160,241	135,098
Accrued interest receivable	47,548	43,319
Premises and equipment, net	57,794	57,318
Goodwill	696,600	696,600
Other intangible assets, net	61,884	66,353
Bank owned life insurance	202,911	199,889
Other real estate owned	10,198	13,619
Other assets	142,991	48,270
Total assets	$15,376,676	$14,178,447
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$10,502,710	$10,068,259
FHLB borrowings	2,290,000	1,791,000
Other borrowings	122,596	16,642
Senior Notes	76,635	76,469
Subordinated Notes	172,607	172,501
Mortgage escrow funds	16,431	13,572
Other liabilities	264,314	184,821
Total liabilities	13,445,293	12,323,264
Commitments and Contingent liabilities (See Note 16. “Commitments and Contingencies”)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 310,000,000 share authorized at June 30, 2017; 190,000,000 shares authorized at December 31, 2016; 141,043,149 shares issued at June 30, 2017 and December 31, 2016; 135,658,226 and 135,257,570 shares outstanding at June 30, 2017 and December 31, 2016, respectively)	1,411	1,411
Additional paid-in capital	1,592,299	1,597,287
Treasury stock, at cost (5,384,923 shares at June 30, 2017 and 5,785,579 at December 31, 2016)	(61,576)	(66,188)
Retained earnings	415,617	349,308
Accumulated other comprehensive (loss), net of tax (benefit) of $(10,686) at June 30, 2017 and $(17,390) at December 31, 2016	(16,368)	(26,635)
Total stockholders’ equity	1,931,383	1,855,183
Total liabilities and stockholders’ equity	$15,376,676	$14,178,447
See accompanying notes to consolidated financial statements.

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest and dividend income:
Loans and loan fees	$111,840	$96,658	$216,410	$185,692
Securities taxable	13,113	10,662	25,395	22,678
Securities non-taxable	7,791	5,871	15,409	9,750
Other earning assets	1,519	1,118	3,049	2,195
Total interest and dividend income	134,263	114,309	260,263	220,315
Interest expense:
Deposits	10,905	8,328	20,413	14,737
Borrowings	10,100	5,601	17,802	11,688
Total interest expense	21,005	13,929	38,215	26,425
Net interest income	113,258	100,380	222,048	193,890
Provision for loan losses	4,500	5,000	9,000	9,000
Net interest income after provision for loan losses	108,758	95,380	213,048	184,890
Non-interest income:
Accounts receivable management / factoring commissions and other fees	4,137	4,156	7,906	8,650
Mortgage banking income	130	2,367	401	4,369
Deposit fees and service charges	3,249	4,084	6,584	8,574
Net (loss) gain on sale of securities	(230)	4,474	(253)	4,191
Bank owned life insurance	1,652	1,281	3,022	2,608
Investment management fees	323	934	554	2,058
Other	4,357	3,146	8,240	5,422
Total non-interest income	13,618	20,442	26,454	35,872
Non-interest expense:
Compensation and benefits	31,394	31,336	62,785	61,356
Stock-based compensation plans	1,897	1,747	3,633	3,287
Occupancy and office operations	8,833	8,810	16,967	18,092
Amortization of intangible assets	2,187	3,241	4,416	6,294
FDIC insurance and regulatory assessments	2,034	2,300	3,922	4,558
Other real estate owned expense, net	112	541	1,788	1,123
Merger-related expense	1,766	—	4,893	266
Charge for asset write-downs, severance and retention	603	—	603	2,485
Loss on extinguishment of borrowings	—	—	—	8,716
Other	10,831	11,665	21,000	22,394
Total non-interest expense	59,657	59,640	120,007	128,571
Income before income tax expense	62,719	56,182	119,495	92,191
Income tax expense	20,319	18,412	38,028	30,655
Net income	$42,400	$37,770	$81,467	$61,536
Weighted average common shares:
Basic	135,317,866	130,081,465	135,241,034	129,953,397
Diluted	135,922,897	130,688,729	135,867,861	130,522,021
Earnings per common share:
Basic	$0.31	$0.29	$0.60	$0.47
Diluted	0.31	0.29	0.60	0.47
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$42,400	$37,770	$81,467	$61,536
Other comprehensive income, before tax:
Change in unrealized holding gains on securities available for sale	11,671	14,849	16,166	41,199
Accretion of net unrealized loss on securities transferred to held to maturity	245	775	488	701
Reclassification adjustment for net realized losses (gains) included in net income	230	(4,474)	253	(4,191)
Change in the actuarial loss of defined benefit plan and post-retirement benefit plans	8	43	64	397
Total other comprehensive income, before tax	12,154	11,193	16,971	38,106
Deferred tax (expense) related to other comprehensive income	(4,801)	(4,422)	(6,704)	(15,052)
Other comprehensive income, net of tax	7,353	6,771	10,267	23,054
Comprehensive income	$49,753	$44,541	$91,734	$84,590
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share and per share data)

	Number of shares	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity
Balance at January 1, 2016	130,006,926	$1,367	$1,506,612	$(76,190)	$245,408	$(12,124)	$1,665,073
Net income	—	—	—	—	61,536	—	61,536
Other comprehensive income	—	—	—	—	—	23,054	23,054
Stock option & other stock transactions, net	160,821	—	327	1,575	(123)	—	1,779
Restricted stock awards, net	452,716	—	(3,912)	5,260	1,385	—	2,733
Cash dividends declared ($0.14 per common share)	—	—	—	—	(18,181)	—	(18,181)
Balance at June 30, 2016	130,620,463	$1,367	$1,503,027	$(69,355)	$290,025	$10,930	$1,735,994

Balance at January 1, 2017	135,257,570	$1,411	$1,597,287	$(66,188)	$349,308	$(26,635)	$1,855,183
Net income	—	—	—	—	81,467	—	81,467
Other comprehensive income	—	—	—	—	—	10,267	10,267
Stock option & other stock transactions, net	111,648	—	98	1,533	(407)	—	1,224
Restricted stock awards, net	289,008	—	(5,086)	3,079	4,139	—	2,132
Cash dividends declared ($0.14 per common share)	—	—	—	—	(18,890)	—	(18,890)
Balance at June 30, 2017	135,658,226	$1,411	$1,592,299	$(61,576)	$415,617	$(16,368)	$1,931,383

See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six months ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$81,467	$61,536
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses	9,000	9,000
Net loss from write-downs and sales of other real estate owned	1,208	313
Depreciation of premises and equipment	4,249	4,188
Asset write-downs, severance and retention compensation and other restructuring charges	603	2,485
Amortization of intangible assets	4,416	6,294
Amortization of low income housing tax credits	276	260
Net loss (gain) on sale of securities	253	(4,191)
Net gain on loans held for sale	(831)	(5,075)
Net amortization of premiums on securities	11,090	6,822
Net accretion of purchase discount and amortization of net deferred loan costs	(6,869)	(9,209)
Net accretion of debt issuance costs and amortization of premium on borrowings	272	260
Restricted stock compensation expense	3,535	3,036
Stock option compensation expense	98	251
Originations of loans held for sale	(5,159)	(240,988)
Proceeds from sales of loans held for sale	47,879	222,924
Increase in cash surrender value of bank owned life insurance	(3,022)	(2,608)
Deferred income tax (benefit) expense	(414)	2,986
Other adjustments (principally net changes in other assets and other liabilities)	(22,417)	41,135
Net cash provided by operating activities	125,634	99,419
Cash flows from investing activities:
Purchases of securities:
Available for sale	(473,886)	(325,647)
Held to maturity	(111,794)	(663,291)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	107,245	112,637
Held to maturity	39,941	16,561
Proceeds from sales of securities available for sale	10,232	558,484
Portfolio loan originations, net	(636,923)	(489,547)
Portfolio loans purchased	(94,912)
Proceeds from sale of loans held for investment	28,990	77,048
Purchases of FHLB and FRB stock, net	(25,143)	13,903
Proceeds from sales of other real estate owned	4,369	1,651
Purchases of premises and equipment	(4,725)	(1,447)
Redemption of bank owned life insurance	—	2,230
Purchases of low income housing tax credits	(5,105)	—
Cash paid for acquisition, net	—	(346,690)
Net cash (used in) investing activities	(1,161,711)	(1,044,108)

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six months ended
	June 30,
	2017	2016
Cash flows from financing activities:
Net increase in transaction, savings and money market deposits	$415,851	$1,222,952
Net increase (decrease) in certificates of deposit	18,600	(17,403)
Net decrease in short-term FHLB borrowings	(451,000)	(138,000)
Advances of term FHLB borrowings	1,425,000	475,000
Repayments of term FHLB borrowings	(475,000)	(672,396)
Net increase in other borrowings	105,954	11,636
Proceeds from issuance of Bank Subordinated Notes	—	108,124
Net increase in mortgage escrow funds	2,859	505
Proceeds from stock option exercises	1,224	1,265
Cash dividends paid	(18,890)	(18,181)
Net cash provided by financing activities	1,024,598	973,502
Net (decrease) increase in cash and cash equivalents	(11,479)	28,813
Cash and cash equivalents at beginning of period	293,646	229,513
Cash and cash equivalents at end of period	$282,167	$258,326
Supplemental cash flow information:
Interest payments	$34,702	$25,654
Income tax payments	22,880	18,109
Real estate acquired in settlement of loans	2,156	3,940
Loans transferred from held for investment to held for sale	28,990	77,048

Acquisitions:
Non-cash assets acquired:
Total loans, net	$—	$320,447
Accrued interest receivable	—	1,443
Goodwill	—	25,698
Customer list	—	1,500
Premises and equipment, net	—	176
Other assets	—	2,265
Total non-cash assets acquired	—	351,529
Liabilities assumed:
Other liabilities	—	4,839
Total liabilities assumed	—	4,839

Net non-cash assets acquired	—	346,690
Cash and cash equivalents received in acquisitions	—	4,762
Total consideration paid	$—	$351,452
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

(c) Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, expense and contingencies at the date of the financial statements. Actual results could differ significantly from these estimates, particularly the allowance for loan losses and the status of contingencies, and are subject to change.

(d) Pending Merger with Astoria Financial Corporation
See Note 20. “Pending Merger with Astoria Financial Corporation” for information.

(e) Adoption of New Accounting Standard
Effective January 1, 2017, the Company adopted the provisions of Accounting Standard Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This standard requires that all income tax effects related to settlements of stock-based compensation awards be reported in earnings as an increase or decrease to income tax expense. The adoption of this standard reduced reported income tax expense by $64 in the second quarter of 2017, and $806 in the six months ended June 30, 2017. The Company also elected to recognize forfeitures of stock-based compensation awards as they occur, which did not have a material impact to the consolidated financial statements.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

(2) Acquisitions
Restaurant Franchise Financing Loan Portfolio
On September 9, 2016, the Bank acquired a restaurant franchise financing loan portfolio from GE Capital with an unpaid principal balance of $169,760. Total cash paid for the portfolio was $163,282, which included a discount to the balance of gross loans receivable of 4.00%, or $6,790, plus accrued interest receivable. As the acquired assets did not constitute a business, the transaction was accounted for as an asset purchase. These loans are classified as traditional commercial and industrial loans in our financial statements. See Note 4. “Portfolio Loans” for additional information.

NSBC Acquisition
On March 31, 2016, the Bank acquired 100% of the outstanding equity interests of NSBC (the “NSBC Acquisition”). NSBC is a provider of asset-based lending solutions to middle market commercial clients. NSBC’s loans had a fair value of $320,447 on the acquisition date and consisted of 100% floating-rate assets. The Bank paid a premium on the balance of gross loans receivable acquired of 5.90%, or $18,906. The Bank assumed $4,839 of liabilities, which consisted mainly of cash collateral on loans outstanding. The Bank recognized a customer list intangible asset of $1,500 that is being amortized over its 24-month estimated life and $25,698 of goodwill. The Bank recorded a $1,500 restructuring charge in the first quarter of 2016 consisting mainly of retention and severance compensation, IT contract terminations and professional fees.

(3) Securities

A summary of amortized cost and estimated fair value of securities as of June 30, 2017 and December 31, 2016 is presented below. The term “MBS” refers to mortgage-backed securities and the term “CMO” refers to collateralized mortgage obligations. Both of these terms are further defined in Note 17. “Fair Value Measurements”.

	June 30, 2017
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Residential MBS:
Agency-backed	$1,471,034	$2,442	$(14,978)	$1,458,498	$283,258	$1,848	$(2,534)	$282,572
CMO/Other MBS	71,611	44	(860)	70,795	36,814	63	(497)	36,380
Total residential MBS	1,542,645	2,486	(15,838)	1,529,293	320,072	1,911	(3,031)	318,952
Other securities:
Federal agencies	238,826	—	(7,766)	231,060	58,422	1,721	—	60,143
Corporate	71,367	731	(810)	71,288	30,000	706	—	30,706
State and municipal	264,032	2,057	(1,858)	264,231	1,032,060	7,460	(15,281)	1,024,239
Other	—	—	—	—	15,750	185	—	15,935
Total other securities	574,225	2,788	(10,434)	566,579	1,136,232	10,072	(15,281)	1,131,023
Total securities	$2,116,870	$5,274	$(26,272)	$2,095,872	$1,456,304	$11,983	$(18,312)	$1,449,975

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	December 31, 2016
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Residential MBS:
Agency-backed	$1,213,733	$569	$(20,821)	$1,193,481	$277,539	$1,353	$(3,625)	$275,267
CMO/Other MBS	57,563	44	(926)	56,681	40,594	74	(572)	40,096
Total residential MBS	1,271,296	613	(21,747)	1,250,162	318,133	1,427	(4,197)	315,363
Other securities:
Federal agencies	204,770	2	(10,793)	193,979	58,200	1,392	—	59,592
Corporate	43,464	150	(1,108)	42,506	35,048	431	(11)	35,468
State and municipal	245,304	739	(5,273)	240,770	974,290	3,571	(36,232)	941,629
Other	—	—	—	—	5,750	195	—	5,945
Total other securities	493,538	891	(17,174)	477,255	1,073,288	5,589	(36,243)	1,042,634
Total securities	$1,764,834	$1,504	$(38,921)	$1,727,417	$1,391,421	$7,016	$(40,440)	$1,357,997

The amortized cost and estimated fair value of securities at June 30, 2017 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential MBS are shown separately since they are not due at a single maturity date.

	June 30, 2017
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Remaining period to contractual maturity:
One year or less	$12,668	$12,704	$18,347	$18,508
One to five years	160,069	159,861	74,070	75,768
Five to ten years	268,533	263,837	242,409	247,068
Greater than ten years	132,955	130,177	801,406	789,679
Total securities with a stated maturity date	574,225	566,579	1,136,232	1,131,023
Residential MBS	1,542,645	1,529,293	320,072	318,952
Total securities	$2,116,870	$2,095,872	$1,456,304	$1,449,975

Sales of securities for the periods indicated below were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Available for sale:
Proceeds from sales	$10,000	$283,126	$10,232	$558,484
Gross realized gains	—	4,834	6	6,395
Gross realized losses	(230)	(360)	(259)	(2,204)
Income tax (benefit) expense on realized net (losses) gains	(75)	1,466	(82)	1,394

At June 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity, other than the U.S. federal government and its agencies.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table summarizes securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position for the periods presented below:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available for sale
June 30, 2017
Residential MBS:
Agency-backed	$1,158,592	$(14,970)	$747	$(8)	$1,159,339	$(14,978)
CMO/Other MBS	37,566	(477)	12,972	(383)	50,538	(860)
Total residential MBS	1,196,158	(15,447)	13,719	(391)	1,209,877	(15,838)
Other securities:
Federal agencies	210,780	(6,497)	20,280	(1,269)	231,060	(7,766)
Corporate	17,702	(114)	15,182	(696)	32,884	(810)
State and municipal	116,747	(1,769)	4,167	(89)	120,914	(1,858)
Total other securities	345,229	(8,380)	39,629	(2,054)	384,858	(10,434)
Total	$1,541,387	$(23,827)	$53,348	$(2,445)	$1,594,735	$(26,272)
December 31, 2016
Residential MBS:
Agency-backed	$1,101,641	$(20,816)	$686	$(5)	$1,102,327	$(20,821)
CMO/Other MBS	38,841	(506)	15,239	(420)	54,080	(926)
Total residential MBS	1,140,482	(21,322)	15,925	(425)	1,156,407	(21,747)
Other securities:
Federal agencies	185,504	(10,793)	4	—	185,508	(10,793)
Corporate	10,399	(137)	14,942	(971)	25,341	(1,108)
State and municipal	173,062	(5,196)	3,733	(77)	176,795	(5,273)
Total other securities	368,965	(16,126)	18,679	(1,048)	387,644	(17,174)
Total securities	$1,509,447	$(37,448)	$34,604	$(1,473)	$1,544,051	$(38,921)

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table summarizes securities held to maturity with unrecognized losses, segregated by the length of time in a continuous unrecognized loss position for the periods presented below:

	Continuous unrecognized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Held to maturity
June 30, 2017
Residential MBS:
Agency-backed	$167,514	$(2,302)	$5,156	$(232)	$172,670	$(2,534)
CMO/Other MBS	31,595	(495)	106	(2)	31,701	(497)
Total residential MBS	199,109	(2,797)	5,262	(234)	204,371	(3,031)
Other securities:
State and municipal	621,730	(13,682)	36,356	(1,599)	658,086	(15,281)
Total other securities	621,730	(13,682)	36,356	(1,599)	658,086	(15,281)
Total	$820,839	$(16,479)	$41,618	$(1,833)	$862,457	$(18,312)
December 31, 2016
Residential MBS:
Agency-backed	$185,116	$(3,623)	$213	$(2)	$185,329	$(3,625)
CMO/Other MBS	34,786	(572)	—	—	34,786	(572)
Total residential MBS	219,902	(4,195)	213	(2)	220,115	(4,197)
Other securities:
Corporate	—	—	5,037	(11)	5,037	(11)
State and municipal	758,690	(36,169)	2,816	(63)	761,506	(36,232)
Total other securities	758,690	(36,169)	7,853	(74)	766,543	(36,243)
Total securities	$978,592	$(40,364)	$8,066	$(76)	$986,658	$(40,440)

At June 30, 2017, a total of 250 available for sale securities were in a continuous unrealized loss position for less than 12 months and 44 available for sale securities were in a continuous unrealized loss position for 12 months or longer. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other than temporary impairment (“OTTI”) losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Company anticipates it will receive full value for the securities. Furthermore, as of June 30, 2017, management did not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons related to credit quality. As of June 30, 2017, management believes the impairments detailed in the table above are temporary.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

Securities pledged for borrowings at the FHLB and other institutions, and securities pledged for municipal deposits and other purposes, were as follows for the periods presented below:

	June 30,	December 31,
	2017	2016
Available for sale securities pledged for borrowings, at fair value	$260,387	$67,599
Available for sale securities pledged for municipal deposits, at fair value	334,771	398,961
Available for sale securities pledged for customer back-to-back swaps, at fair value	—	126
Held to maturity securities pledged for borrowings, at amortized cost	116,847	55,343
Held to maturity securities pledged for municipal deposits, at amortized cost	868,046	958,246
Total securities pledged	$1,580,051	$1,480,275

(4) Portfolio Loans

The composition of the Company’s loan portfolio, excluding loans held for sale, was the following for the periods presented below:

	June 30,	December 31,
	2017	2016
Commercial:
Commercial and industrial (“C&I”):
Traditional C&I	$1,602,659	$1,404,774
Asset-based lending	723,055	741,942
Payroll finance	239,618	255,549
Warehouse lending	687,701	616,946
Factored receivables	195,690	214,242
Equipment financing	704,750	589,315
Public sector finance	466,316	349,182
Total C&I	4,619,789	4,171,950
Commercial mortgage:
Commercial real estate	3,367,888	3,162,942
Multi-family	1,063,097	981,076
Acquisition, development & construction (“ADC”)	223,713	230,086
Total commercial mortgage	4,654,698	4,374,104
Total commercial	9,274,487	8,546,054
Residential mortgage	692,562	697,108
Consumer	265,268	284,068
Total portfolio loans	10,232,317	9,527,230
Allowance for loan losses	(70,151)	(63,622)
Total portfolio loans, net	$10,162,166	$9,463,608

Total portfolio loans include net deferred loan origination fees of $3,742 and $1,788 at June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017 and December 31, 2016, the Company pledged loans with an unpaid principal balance of $2,562,880 and $2,050,982, respectively, to the FHLB as collateral for certain borrowing arrangements. See Note 8. “Borrowings”.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following tables set forth the amounts and status of the Company’s loans, troubled debt restructurings (“TDRs”) and non-performing loans at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$1,575,384	$1,093	$316	$39	$25,827	$1,602,659
Asset-based lending	723,055	—	—	—	—	723,055
Payroll finance	238,813	10	—	577	218	239,618
Warehouse lending	687,701	—	—	—	—	687,701
Factored receivables	195,499	—	—	—	191	195,690
Equipment financing	696,529	3,617	1,398	—	3,206	704,750
Public sector finance	466,316	—	—	—	—	466,316
Commercial real estate	3,344,334	1,439	234	189	21,692	3,367,888
Multi-family	1,060,837	—	2,200	—	60	1,063,097
ADC	222,449	—	—	—	1,264	223,713
Residential mortgage	677,836	1,900	970	129	11,727	692,562
Consumer	257,143	806	1,087	1	6,231	265,268
Total portfolio loans	$10,145,896	$8,865	$6,205	$935	$70,416	$10,232,317
Total TDRs included above	$14,029	$—	$—	$—	$2,401	$16,430
Non-performing loans:
Loans 90+ days past due and still accruing					$935
Non-accrual loans					70,416
Total non-performing loans					$71,351

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	December 31, 2016
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$1,376,181	$835	$817	$555	$26,386	$1,404,774
Asset-based lending	741,942	—	—	—	—	741,942
Payroll finance	254,715	—	14	621	199	255,549
Warehouse lending	616,946	—	—	—	—	616,946
Factored receivables	213,624	—	—	—	618	214,242
Equipment financing	583,835	2,142	1,092	—	2,246	589,315
Public sector finance	349,182	—	—	—	—	349,182
Commercial real estate	3,140,561	967	—	406	21,008	3,162,942
Multi-family	981,005	—	—	—	71	981,076
ADC	224,817	—	—	—	5,269	230,086
Residential mortgage	675,750	5,509	951	108	14,790	697,108
Consumer	274,719	2,423	350	—	6,576	284,068
Total portfolio loans	$9,433,277	$11,876	$3,224	$1,690	$77,163	$9,527,230
Total TDRs included above	$11,032	$253	$—	$—	$1,989	$13,274
Non-performing loans:
Loans 90+ days past due and still accruing					$1,690
Non-accrual loans					77,163
Total non-performing loans					$78,853

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table provides additional analysis of the Company’s non-accrual loans at June 30, 2017 and December 31, 2016:

	June 30, 2017				December 31, 2016
	Recorded investment non-accrual loans	Recorded investment PCI(1) non-accrual loans	Recorded investment total non-accrual loans	Unpaid principal balance non-accrual loans	Recorded investment non-accrual loans	Recorded investment PCI(1) non-accrual loans	Recorded investment total non-accrual loans	Unpaid principal balance non-accrual loans
Traditional C&I	$21,877	$3,950	$25,827	$26,419	$22,338	$4,048	$26,386	$26,386
Payroll finance	218	—	218	—	199	—	199	199
Factored receivables	191	—	191	—	618	—	618	618
Equipment financing	3,206	—	3,206	3,206	2,246	—	2,246	2,246
Commercial real estate	16,135	5,557	21,692	27,006	15,063	5,945	21,008	25,619
Multi-family	60	—	60	67	71	—	71	71
ADC	1,264	—	1,264	1,411	5,269	—	5,269	5,398
Residential mortgage	10,923	804	11,727	14,345	13,399	1,391	14,790	18,190
Consumer	5,400	831	6,231	7,780	5,719	857	6,576	7,865
Total	$59,274	$11,142	$70,416	$80,234	$64,922	$12,241	$77,163	$86,592

(1) The Company acquired loans for which there was, at acquisition, both evidence of deterioration of credit quality since origination and the probability, at acquisition, that all contractually required payments would not be collected. These loans are classified as purchased credit impaired loans (“PCI loans”).

There were no non-accrual asset-based lending, warehouse lending or public sector finance loans at June 30, 2017 or December 31, 2016.

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

At June 30, 2017 and December 31, 2016, the recorded investment of residential mortgage loans that were in the process of foreclosure was $7,214 and $9,263, respectively, which are included in non-accrual residential mortgage loans above.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at June 30, 2017:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Traditional C&I	$24,870	$1,564,147	$13,642	$1,602,659	$—	$15,506	$15,506
Asset-based lending	—	707,560	15,495	723,055	—	2,582	2,582
Payroll finance	321	239,297	—	239,618	—	1,287	1,287
Warehouse lending	—	687,701	—	687,701	—	2,435	2,435
Factored receivables	—	195,690	—	195,690	—	1,151	1,151
Equipment financing	5,523	699,227	—	704,750	—	5,735	5,735
Public sector finance	—	466,316	—	466,316	—	1,887	1,887
Commercial real estate	16,155	3,310,026	41,707	3,367,888	—	25,181	25,181
Multi-family	—	1,058,771	4,326	1,063,097	—	5,028	5,028
ADC	6,409	212,548	4,756	223,713	—	920	920
Residential mortgage	821	690,772	969	692,562	—	5,124	5,124
Consumer	1,497	262,181	1,590	265,268	—	3,315	3,315
Total portfolio loans	$55,596	$10,094,236	$82,485	$10,232,317	$—	$70,151	$70,151

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at December 31, 2016:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Traditional C&I	$25,221	$1,365,466	$14,087	$1,404,774	$—	$12,864	$12,864
Asset-based lending	—	724,247	17,695	741,942	—	3,316	3,316
Payroll finance	570	254,979	—	255,549	—	951	951
Warehouse lending	—	616,946	—	616,946	—	1,563	1,563
Factored receivables	—	214,242	—	214,242	—	1,669	1,669
Equipment financing	1,413	587,902	—	589,315	—	5,039	5,039
Public sector finance	—	349,182	—	349,182	—	1,062	1,062
Commercial real estate	14,853	3,104,057	44,032	3,162,942	—	20,466	20,466
Multi-family	—	976,710	4,366	981,076	—	4,991	4,991
ADC	9,025	216,094	4,967	230,086	—	1,931	1,931
Residential mortgage	2,545	692,396	2,167	697,108	—	5,864	5,864
Consumer	1,764	280,710	1,594	284,068	—	3,906	3,906
Total portfolio loans	$55,391	$9,382,931	$88,908	$9,527,230	$—	$63,622	$63,622
Management considers a loan to be impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Evaluation of impairment is generally treated the same across all classes of loans on a loan-by-loan basis, except residential mortgage loans and consumer loans, which includes home equity lines of credit (“HELOC”) with an outstanding balance of $500 or less, which are generally evaluated for impairment on a homogeneous pool basis. When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole remaining source of repayment of the loan is the operation or liquidation of the collateral. In these cases, management uses the current fair value of the

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

The carrying amount of PCI loans is presented in the tables above. At June 30, 2017, the net recorded amount of PCI loans was $82,485, which included $15,495 of asset-based lending loans acquired in the NSBC Acquisition. There was $916 and $685 included in the allowance for loan losses associated with PCI loans at June 30, 2017 and December 31, 2016, respectively.

The following table presents the changes in the balance of the accretable yield discount for PCI loans for the three and six months ended June 30, 2017 and 2016:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$10,733	$12,522	$11,117	$11,211
Balances acquired in the NSBC Acquisition	—	—	—	2,200
Accretion of income	(1,001)	(1,124)	(2,200)	(2,279)
Disposals	1,145	—	1,960	—
Reclassification from non-accretable difference	—	(91)	—	175
Balance at end of period	$10,877	$11,307	$10,877	$11,307

Income is not recognized on PCI loans unless the Company can reasonably estimate the cash flows that are expected to be collected over the life of the loan. The balance of PCI loans that were treated under the cost recovery method was $11,142 and $12,241 at June 30, 2017 and December 31, 2016, respectively.

The following table presents loans individually evaluated for impairment, excluding PCI loans, by segment of loans at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Unpaid principal balance	Recorded investment	Unpaid principal balance	Recorded investment
Loans with no related allowance recorded:
Traditional C&I	$25,251	$24,870	$25,221	$25,221
Payroll finance	321	321	570	570
Equipment financing	5,523	5,523	1,413	1,413
Commercial real estate	19,702	16,155	16,365	14,853
ADC	6,671	6,409	9,025	9,025
Residential mortgage	821	821	2,545	2,545
Consumer	1,497	1,497	1,764	1,764
Total	$59,786	$55,596	$56,903	$55,391

At June 30, 2017 and December 31, 2016 there were no asset-based lending, warehouse lending, factored receivables, public sector finance loans or multi-family loans that were individually evaluated for impairment.

The Company’s policy generally requires a charge-off of the difference between the present value of the cash flows or the net collateral value of the collateral securing the loan and the Company’s recorded investment. As a result, there were no impaired loans with an allowance recorded at June 30, 2017 or December 31, 2016.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following tables present the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for the three months ended June 30, 2017 and June 30, 2016:

	For the three months ended
	June 30, 2017			June 30, 2016
	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
Loans with no related allowance recorded:
Traditional C&I	$24,922	$7	$—	$27,033	$6	$—
Payroll finance	160	—	—	—	—	—
Factored receivables	—	—	—	264	—	—
Equipment financing	3,569	—	—	1,528	—	—
Commercial real estate	14,206	84	—	14,536	34	—
Multi-family	—	—	—	867	—	—
ADC	6,180	54	—	8,558	56	—
Residential mortgage	668	—	—	515	—	—
Consumer	1,497	—	—	1,497	—	—
Total	$51,202	$145	$—	$54,798	$96	$—

There were no impaired loans with an allowance recorded at June 30, 2017 or December 31, 2016. For the three months and six months ended June 30, 2017 and 2016, there were no asset-based lending, warehouse lending or public sector finance loans that were impaired and there was no cash-basis interest income recognized.

The following tables present the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for the six months ended June 30, 2017 and June 30, 2016:

	For the six months ended
	June 30, 2017			June 30, 2016
	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
Loans with no related allowance recorded:
Traditional C&I	$24,897	$15	$—	$20,779	$15	$—
Payroll finance	107	—	—	—	—	—
Factored receivables	—	—	—	132	—	—
Equipment financing	2,767	—	—	1,195	—	—
Commercial real estate	13,263	173	—	13,456	104	—
Multi-family	—	—	—	875	19	—
ADC	5,811	119	—	8,595	115	—
Residential mortgage	617	—	—	515	—	—
Consumer	1,497	—	—	1,123	—	—
Total	$48,959	$307	$—	$46,670	$253	$—

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

Troubled Debt Restructuring (“TDRs”)
The following tables set forth the amounts and past due status of the Company’s TDRs at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$569	$—	$—	$—	$—	$569
Equipment financing	2,938	—	—	—	—	2,938
Commercial real estate	2,958	—	—	—	125	3,083
ADC	5,150	—	—	—	921	6,071
Residential mortgage	2,371	—	—	—	1,355	3,726
Consumer	43	—	—	—	—	43
Total	$14,029	$—	$—	$—	$2,401	$16,430

	December 31, 2016
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$572	$—	$—	$—	$128	$700
Equipment financing	—	—	—	—	29	29
Commercial real estate	2,443	253	—	—	—	2,696
ADC	5,962	—	—	—	458	6,420
Residential mortgage	2,055	—	—	—	1,374	3,429
Total	$11,032	$253	$—	$—	$1,989	$13,274
There were no asset-based lending, payroll finance, warehouse lending, factored receivables, public sector finance, or multi-family loans that were TDRs for either period presented above. At December 31, 2016, there also were no consumer loans that were TDRs. The Company did not have outstanding commitments to lend additional amounts to customers with loans classified as TDRs as of June 30, 2017 or December 31, 2016.
There were seven loans modified as a TDR in the six months ended June 30, 2017. These TDRs did not increase the allowance for loan losses and did not result in charge-offs in the six months ended June 30, 2017.
The following table presents loans by segment modified as TDRs that occurred during the first six months of 2017 and 2016:

	June 30, 2017			June 30, 2016
		Recorded investment			Recorded investment
	Number	Pre- modification	Post- modification	Number	Pre- modification	Post- modification
Equipment financing	2	$3,088	$3,088	—	$—	$—
Commercial real estate	2	1,724	1,724	—	—	—
ADC	1	797	797	—	—	—
Residential mortgage	2	552	551	1	469	469
Total TDRs	7	$6,161	$6,160	1	$469	$469

There were no traditional C&I, asset-based lending, payroll finance, warehouse lending, factored receivables, public sector finance, multi-family or consumer loans modified as TDRS during the first six months of 2017 and 2016.

There were no TDRs that were modified during the six months ended June 30, 2017 or 2016 that subsequently defaulted (which is defined as missing three consecutive monthly payments or being over 90 days past due on a scheduled payment).

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

(5) Allowance for Loan Losses

Activity in the allowance for loan losses for the three and six months ended June 30, 2017 and 2016 is summarized below:

	For the three months ended June 30, 2017
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision / (reversal of)	Ending balance
Traditional C&I	$14,441	$(164)	$523	$359	$706	$15,506
Asset-based lending	3,353	—	1	1	(772)	2,582
Payroll finance	1,155	—	—	—	132	1,287
Warehouse lending	1,227	—	—	—	1,208	2,435
Factored receivables	1,322	(12)	2	(10)	(161)	1,151
Equipment financing	6,039	(610)	146	(464)	160	5,735
Public sector finance	1,249	—	—	—	638	1,887
Commercial real estate	23,438	(944)	98	(846)	2,589	25,181
Multi-family	4,102	—	—	—	926	5,028
ADC	1,170	(22)	133	111	(361)	920
Residential mortgage	5,715	(120)	10	(110)	(481)	5,124
Consumer	3,728	(417)	88	(329)	(84)	3,315
Total allowance for loan losses	$66,939	$(2,289)	$1,001	$(1,288)	$4,500	$70,151
Annualized net charge-offs to average loans outstanding:						0.05%

	For the three months ended June 30, 2016
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision / (reversal of)	Ending balance
Traditional C&I	$10,905	$(429)	$153	$(276)	$428	$11,057
Asset-based lending	2,809	—	46	46	425	3,280
Payroll finance	1,546	(28)	28	—	(381)	1,165
Warehouse lending	520	—	—	—	132	652
Factored receivables	1,407	(792)	17	(775)	953	1,585
Equipment financing	5,393	(572)	102	(470)	423	5,346
Public sector finance	555	—	—	—	339	894
Commercial real estate	15,770	(100)	53	(47)	1,800	17,523
Multi-family	2,996	(18)	—	(18)	485	3,463
ADC	2,157	—	104	104	(219)	2,042
Residential mortgage	4,850	(209)	1	(208)	233	4,875
Consumer	4,106	(532)	27	(505)	382	3,983
Total allowance for loan losses	$53,014	$(2,680)	$531	$(2,149)	$5,000	$55,865
Annualized net charge-offs to average loans outstanding:						0.10%

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	For the six months ended June 30, 2017
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision/ (reversal of)	Ending balance
Traditional C&I	$12,864	$(851)	$662	$(189)	$2,831	$15,506
Asset-based lending	3,316	—	4	4	(738)	2,582
Payroll finance	951	—	—	—	336	1,287
Warehouse lending	1,563	—	—	—	872	2,435
Factored receivables	1,669	(309)	18	(291)	(227)	1,151
Equipment financing	5,039	(1,080)	286	(794)	1,490	5,735
Public sector finance	1,062	—	—		825	1,887
Commercial real estate	20,466	(1,026)	100	(926)	5,641	25,181
Multi-family	4,991	—	—	—	37	5,028
ADC	1,931	(22)	269	247	(1,258)	920
Residential mortgage	5,864	(279)	159	(120)	(620)	5,124
Consumer	3,906	(531)	129	(402)	(189)	3,315
Total allowance for loan losses	$63,622	$(4,098)	$1,627	$(2,471)	$9,000	$70,151
Annualized net charge-offs to average loans outstanding:						0.03%

	For the six months ended June 30, 2016
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision/ (reversal of)	Ending balance
Traditional C&I	$9,922	$(918)	$482	$(436)	$1,571	$11,057
Asset-based lending	2,793	—	46	46	441	3,280
Payroll finance	1,936	(28)	32	4	(775)	1,165
Warehouse lending	589	—	—	—	63	652
Factored receivables	1,457	(873)	41	(832)	960	1,585
Equipment financing	4,925	(1,029)	210	(819)	1,240	5,346
Public sector finance	547	—	—	—	347	894
Commercial real estate	13,861	(104)	74	(30)	3,692	17,523
Multi-family	2,741	(18)	2	(16)	738	3,463
ADC	2,009	—	104	104	(71)	2,042
Residential mortgage	5,007	(433)	29	(404)	272	4,875
Consumer	4,358	(1,043)	146	(897)	522	3,983
Total allowance for loan losses	$50,145	$(4,446)	$1,166	$(3,280)	$9,000	$55,865
Annualized net charge-offs to average loans outstanding:						0.08%

Credit Quality Indicators
As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators, including trends related to (i) the weighted-average risk grade of commercial loans; (ii) the level of classified commercial loans; (iii) the delinquency status of residential mortgage and consumer loans including HELOC and other consumer loans; (iv) net charge-offs; (v) non-performing loans (see details above); and (vi) the general economic conditions in the greater New York metropolitan region. The Company analyzes loans individually by classifying the loans by credit risk, except residential mortgage loans, HELOC and other consumer loans, which are evaluated on a homogeneous pool basis unless the loan balance is greater than $500. This analysis is performed at least quarterly on all criticized/classified loans. The Company uses the following definitions of risk ratings:

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

7 - Special Mention (OCC definition) - Other Assets Especially Mentioned are loans that have potential weaknesses which may, if not reversed or corrected, weaken the asset or inadequately protect the Bank’s credit position at some future date. Such assets constitute an undue and unwarranted credit risk but not to the point of justifying a classification of “Substandard.” The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances surrounding a specific asset.

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

Loans that are risk-rated 1 through 6, as defined above, are considered to be pass-rated loans. As of June 30, 2017 and December 31, 2016, the risk category of gross loans by segment was as follows:

	June 30, 2017			December 31, 2016
	Special mention	Substandard	Doubtful	Special mention	Substandard	Doubtful
Traditional C&I	$18,713	$40,096	$894	$12,125	$28,977	$442
Asset-based lending	10,937	—	—	35,373	—	—
Payroll finance	15,113	2,342	—	—	820	—
Factored receivables	633	191	—	185	433	—
Equipment financing	6,763	3,869	—	2,128	3,397	—
Commercial real estate	44,268	26,787	—	39,190	29,463	—
Multi-family	3,541	642	—	7,072	658	—
ADC	924	4,414	—	6,899	8,870	—
Residential mortgage	970	12,749	—	951	15,796	—
Consumer	1,134	6,386	1	646	6,738	—
Total	$102,996	$97,476	$895	$104,569	$95,152	$442

There were no criticized or classified warehouse lending or public sector finance loans for the periods presented. There were no loans rated “loss” at June 30, 2017 and December 31, 2016.

(6) Goodwill and Other Intangible Assets

The balance of goodwill and other intangible assets for the periods presented were as follows:

	June 30,	December 31,
	2017	2016
Goodwill	$696,600	$696,600
Other intangible assets:
Core deposits	$34,161	$37,455
Customer lists	6,769	7,683
Non-compete agreements	417	625
Trade name	20,500	20,500
Fair value of below market leases	37	90
Total	$61,884	$66,353

The decrease in other intangible assets at June 30, 2017 compared to December 31, 2016 was due to amortization of intangibles.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2017 was as follows:

Amortization expense
Remainder of 2017	$4,369
2018	7,285
2019	6,074
2020	5,428
2021	5,022
2022	4,522
Thereafter	8,684
Total	$41,384

(7) Deposits

Deposit balances at June 30, 2017 and December 31, 2016 were as follows:

	June 30,	December 31,
	2017	2016
Non-interest bearing demand	$3,311,860	$3,239,332
Interest bearing demand	2,059,940	2,220,456
Savings	795,899	747,031
Money market	3,732,657	3,277,686
Certificates of deposit	602,354	583,754
Total deposits	$10,502,710	$10,068,259
Municipal deposits totaled $1,297,244 and $1,270,921 at June 30, 2017 and December 31, 2016, respectively. See Note 3. “Securities” for the aggregate amount of securities that were pledged as collateral for municipal deposits and other purposes.
Brokered deposits at June 30, 2017 and December 31, 2016 were as follows:

	June 30,	December 31,
	2017	2016
Interest bearing demand	$46,228	$426,437
Savings	—	5,560
Money market	473,268	246,572
Money market - reciprocal brokered deposits	148,736	153,060
CDARs[1] and ICS[2] one way	217,271	—
Total brokered deposits	$885,503	$831,629
1 CDARs are deposits generated through the Certificate of deposit account registry service.
2 ICS are deposits generated through the Insured cash sweep program.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

(8) Borrowings

The Company’s borrowings and weighted average interest rates were as follows for the periods presented:

	June 30,		December 31,
	2017		2016
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB borrowings	$2,290,000	1.34%	$1,791,000	1.01%
Repurchase agreements	22,596	0.73	16,642	0.75
Federal funds purchased	100,000	1.31	—	—
Senior Notes	76,635	5.98	76,469	5.98
Subordinated Notes	172,607	5.45	172,501	5.45
Total borrowings	$2,661,838	1.73%	$2,056,612	1.56%
By remaining period to maturity:
Less than one year	$1,877,596	1.28%	$1,397,642	0.87%
One to two years	461,635	2.24	311,469	2.53
Two to three years	100,000	1.64	75,000	1.50
Three to four years	50,000	1.68	50,000	1.38
Four to five years	—	—	50,000	1.68
Greater than five years	172,607	5.45	172,501	5.45
Total borrowings	$2,661,838	1.73%	$2,056,612	1.56%

FHLB borrowings. As a member of the FHLB, the Bank may borrow up to a discounted percentage of the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of June 30, 2017 and December 31, 2016, the Bank had total residential mortgage and commercial real estate loans pledged after discount of $2,562,880 and $2,050,982, respectively. In addition to the pledged mortgages, the Bank had also pledged securities to secure borrowings, which are disclosed in Note 3. “Securities.” As of June 30, 2017, the Bank had unused borrowing capacity at the FHLB of $1,115,797 and may increase its borrowing capacity by pledging securities not required to be pledged for other purposes with a collateral value of approximately $1,750,000.

Repurchase agreements. The Bank enters into sales of securities under agreements to repurchase. These repurchase agreements facilitate the needs of our customers and a portion of our secured short-term funding needs. Securities sold under agreements to repurchase at June 30, 2017 and December 31, 2016 are secured short-term borrowings that mature in one to 45 days and are generally renewed on a continuous basis. Repurchase agreements are stated at the amount of cash received in connection with these transactions. The securities pledged under these repurchase agreements fluctuate in value due to market conditions. The Bank is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.

Federal funds purchased. The Bank maintains federal funds purchase lines with several financial institutions. Federal funds purchased are short-term borrowings that typically mature overnight. Federal funds purchased totaled $100,000 and $0 at June 30, 2017 and December 31, 2016, respectively.

Senior Notes. On July 2, 2013, the Company issued $100,000 principal amount of 5.50% fixed rate senior notes (the “Senior Notes”) through a private placement at a discount of 1.75%. The cost of issuance was $303, and at June 30, 2017 and December 31, 2016 the unamortized discount was $365 and $531, respectively, which will be accreted to interest expense over the life of the Senior Notes, resulting in an effective yield of 5.98%. Interest is due semi-annually in arrears on January 2 and July 2 until maturity on July 2, 2018. During September 2016, the Company redeemed $23,000 of the Senior Notes.

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

single series with the Subordinated Notes issued in March 2016. The Subordinated Notes issued September 2016 were issued to the purchasers at a premium of 0.50% and an underwriters discount of 1.25%. The cost of issuance was $275. At June 30, 2017, the net unamortized discount of all Subordinated Notes was $2,393, which will be accreted to interest expense over the life of the Subordinated Notes, resulting in an effective yield of 5.45%. Interest is due semi-annually in arrears on April 1 and October 1 of each year, until April 1, 2021. From and including April 1, 2021, the Subordinated Notes will bear interest at a floating rate per annum equal to three-month LIBOR plus 3.937%, payable quarterly on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2021, through maturity on April 1, 2026 or earlier redemption. The Subordinated Notes are also redeemable by the Bank, in whole or in part, on April 1, 2021 and each interest payment date thereafter. The Subordinated Notes are redeemable in whole at any time upon the occurrence of certain specified events. The Subordinated Notes are unsecured, subordinated obligations of the Bank and are subordinated in right of payment to all of the Bank’s existing and future senior indebtedness, including claims of depositors and general creditors. The Subordinated Notes qualify as Tier 2 capital for regulatory purposes. See Note 15. “Stockholders’ Equity” for additional information.

Revolving line of credit. On September 5, 2016, the Company renewed its $25,000 revolving line of credit facility (the “Credit Facility”). The Credit Facility, which is with another financial institution, matures on September 4, 2017. The balance was zero at June 30, 2017 and December 31, 2016. The use of proceeds are for general corporate purposes. The Credit Facility and accrued interest is payable at maturity, and the Company is required to maintain a zero balance for at least 30 days during its term. Loans under the Credit Facility bear interest at one-month LIBOR plus 1.25%. Under the terms of the Credit Facility, the Company and the Bank must maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. The Company and the Bank were in compliance with all requirements of the Credit Facility at June 30, 2017.

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

The Company has entered into interest rate swap contracts that are both over-the-counter, or OTC, and those that are exchanged on futures markets such as the Chicago Mercantile Exchange, or the CME. In the table below, at June 30, 2017 and December 31, 2016, the OTC derivatives are included in the financial statements at the gross fair value amount of the asset (included in other assets) and liability (included in other liabilities), which represents the change in the fair value of the contract since inception. Effective for the quarter ended March 31, 2017, the CME amended its rulebook to legally characterize variation margin payments (a payment made based on changes in the fair value of the interest rate swap contracts) as a settlement, referred to as settled-to-market, or STM. As a result of this change, at June 30, 2017 the Company paid cash as STM in the amount of $2,389 for the net fair value of its CME interest rate swap contracts with another financial institution. The variation margin payment changes daily, positively or negatively, based on a change in the fair value of the underlying interest rate swap contracts.

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

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

Summary information as of June 30, 2017 and December 31, 2016 regarding these derivatives is presented below:

	Notional amount	Average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
June 30, 2017
Included in other assets:
Third-party interest rate swap	$166,058				$296
Customer interest rate swap	264,274				3,568
Total	$430,332	5.88	4.13%	1 m Libor + 2.29%	$3,864
Included in other liabilities:
Third-party interest rate swap	(264,274)				$(3,130)
Customer interest rate swap	(166,058)				(3,123)
Total	$(430,332)	5.88	4.13%	1 m Libor + 2.29%	$(6,253)
December 31, 2016
3rd party interest rate swap	296,282	5.63	3.94	1 m Libor + 2.29%	$2,088
Customer interest rate swap	(296,282)	5.63	3.94	1 m Libor + 2.29%	(2,088)

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Income before income tax expense	$62,719	$56,182	$119,495	$92,191
Tax at Federal statutory rate of 35%	21,951	19,664	41,823	32,267
State and local income taxes, net of Federal tax benefit	2,497	2,992	4,771	4,985
Tax-exempt interest, net of disallowed interest	(3,790)	(1,958)	(7,274)	(3,792)
Bank owned life insurance income	(560)	(430)	(1,022)	(875)
Non-deductible acquisition related costs	614	—	956	—
Low income housing tax credits	(138)	(180)	(277)	(234)
Stock-based compensation benefit(1)	(64)	—	(806)	—
Other, net	(191)	(1,676)	(143)	(1,696)
Actual income tax expense	$20,319	$18,412	$38,028	$30,655
Effective income tax rate	32.4%	32.8%	31.8%	33.3%

(1)See Note 1. “Basis of Financial Statement Presentation” for additional information.

Net deferred tax assets totaled $34,259 at June 30, 2017 and $40,548 at December 31, 2016. No valuation allowance was recorded against deferred tax assets as of those dates, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods.

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

The Company’s stockholders approved the 2015 Omnibus Equity and Incentive Plan (the “2015 Plan”) on May 28, 2015. The 2015 Plan permits the grant of stock options, stock appreciation rights, restricted stock (both time-based and performance-based), restricted stock units, deferred stock and other stock-based awards. The total number of shares that may be awarded under the 2015 Plan is 2,800,000 shares plus the remaining shares available for grant under the stockholder approved 2014 Stock Incentive Plan (the “2014 Plan”) as of the date of adoption of the 2015 Plan. At June 30, 2017, there were, in aggregate, 3,291,678 shares available for future grant under the 2015 Plan.

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

Restricted stock awards are granted with a fair value equal to the market price of the Company’s common stock at the date of grant. Stock option awards are granted with a strike price that is equal to the market price of the Company’s common stock at the date of grant. The restricted stock awards generally vest in equal installments annually on the anniversary date and have total vesting periods ranging from 1 to 5 years, while stock options have 10-year contractual terms.

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

The following table summarizes the activity in the Company’s active stock-based compensation plans for the six months ended June 30, 2017:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at January 1, 2017	3,639,838	932,223	$14.09	1,004,119	$11.00
Granted	(393,581)	393,581	24.15	—	—
Stock awards vested	—	(151,862)	14.25	—	—
Exercised	—	—	—	(111,648)	10.11
Forfeited	46,867	(46,867)	18.50	—	—
Canceled/expired	(1,446)	—	—	(1,000)	13.18
Balance at June 30, 2017	3,291,678	1,127,075	$17.40	891,471	$11.11
Exercisable at June 30, 2017				774,551	$10.77

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $10,826 and $9,668, respectively, at June 30, 2017.

The Company uses an option pricing model to estimate the grant date fair value of stock options granted. There were no stock options granted during the six months ended June 30, 2017 or June 30, 2016.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense associated with stock options and non-vested stock awards and the related income tax benefit are presented below:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock options	$48	$125	$98	$251
Non-vested stock awards/performance units	1,849	1,622	3,535	3,036
Total	$1,897	$1,747	$3,633	$3,287
Income tax benefit	617	573	1,181	1,095
Proceeds from stock option exercises	731	755	1,224	1,265

Unrecognized stock-based compensation expense as of June 30, 2017 was as follows:

June 30, 2017
Stock options	$43
Non-vested stock awards/performance units	13,299
Total	$13,342

The weighted average period over which unrecognized stock options expense is expected to be recognized is 0.37 years. The weighted average period over which unrecognized non-vested stock awards/performance units expense is expected to be recognized is 1.77 years.

(12) Other Post-Retirement Plans

Net other post-retirement expense is comprised of the following for the periods presented below:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$—	$—	$—	$—
Interest cost	101	105	201	209
Net amortization and deferral	9	20	18	32
Total other post-retirement expense	$110	$125	$219	$241

Total other post-retirement expense is included as a component of compensation and benefits expense in the consolidated income statements.

The Company’s other post-retirement plans include non-qualified Supplemental Executive Retirement Plans (“SERP”) that provide certain directors, officers and executives with supplemental retirement benefits. The Company contributed $96 and $53 to fund SERP benefits during the six months ended June 30, 2017 and 2016, respectively. Total post-retirement plan liabilities were $12,248 and $12,125 at June 30, 2017 and December 31, 2016, respectively, and are included in other liabilities in the consolidated balance sheets.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

(13) Other Non-interest Expense

Other non-interest expense items for the three and six months ended June 30, 2017 and 2016, respectively, are presented in the following table.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Other non-interest expense:
Advertising and promotion	$834	$985	$1,385	$1,536
Professional fees	2,478	2,607	4,683	5,080
Data and check processing	2,421	2,261	4,890	4,015
Insurance & surety bond premium	687	897	1,224	1,682
Other	4,411	4,915	8,818	10,081
Total other non-interest expense	$10,831	$11,665	$21,000	$22,394

(14) Earnings Per Common Share

The following is a summary of the calculation of earnings per share (“EPS”):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$42,400	$37,770	$81,467	$61,536
Weighted average common shares outstanding for computation of basic EPS	135,317,866	130,081,465	135,241,034	129,953,397
Common-equivalent shares due to the dilutive effect of stock options and unvested performance share grants(1)	605,031	607,264	626,827	568,624
Weighted average common shares for computation of diluted EPS	135,922,897	130,688,729	135,867,861	130,522,021
Earnings per common share:
Basic	$0.31	$0.29	$0.60	$0.47
Diluted	0.31	0.29	0.60	0.47
Weighted average common shares that could be exercised that were anti-dilutive for the period(2)	—	—	—	—
(1) Represents incremental shares computed using the treasury stock method.
(2) Anti-dilutive shares are not included in determining diluted earnings per share. There were no anti-dilutive shares in the three and six months ended June 30, 2017 or June 30, 2016.
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

defined in the regulations, “RWA”), and of Tier 1 capital to adjusted quarterly average assets (as defined in the regulations, the “Tier 1 leverage ratio”).

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

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital (as defined in the regulations) for both the Bank and the Company includes a permissible portion of the allowance for loan losses and $172,607 and $154,296 of the Subordinated Notes, respectively. During the final five years of the term of the Subordinated Notes the permissible portion eligible for inclusion in Tier 2 capital decreases by 20% annually.

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

The following tables present actual and required capital ratios as of June 30, 2017 and December 31, 2016 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2017 and December 31, 2016 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	Actual		Minimum capital required - Basel III phase-in schedule		Minimum capital required - Basel III fully phased-in		Required to be considered well- capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
June 30, 2017
Common equity tier 1 to RWA:
Sterling National Bank	$1,243,272	10.64%	$671,582	5.75%	$817,578	7.00%	$759,180	6.50%
Sterling Bancorp	1,220,876	10.46	671,374	5.75	817,325	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	1,243,272	10.64%	846,778	7.25%	992,774	8.50%	934,375	8.00%
Sterling Bancorp	1,220,876	10.46	846,515	7.25	992,466	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	1,486,574	12.73%	1,080,371	9.25%	1,226,367	10.50%	1,167,969	10.00%
Sterling Bancorp	1,446,070	12.38	1,080,036	9.25	1,225,987	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	1,243,272	8.89	559,607	4.00%	559,607	4.00%	699,509	5.00%
Sterling Bancorp	1,220,876	8.73	559,476	4.00	559,476	4.00	N/A	N/A

	Actual		Minimum capital required - Basel III phase-in schedule		Minimum capital required - Basel III fully phased-in		Required to be considered well- capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2016
Common equity tier 1 to RWA:
Sterling National Bank	$1,176,497	10.87%	$554,663	5.125%	$757,588	7.00%	$703,475	6.50%
Sterling Bancorp	1,160,739	10.73	554,474	5.125	757,330	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	1,176,497	10.87%	717,003	6.625%	919,928	8.50%	865,815	8.00%
Sterling Bancorp	1,160,739	10.73	716,759	6.625	919,615	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	1,413,165	13.06%	933,457	8.625%	1,136,382	10.50%	1,082,269	10.00%
Sterling Bancorp	1,377,547	12.73	933,139	8.625	1,135,995	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	1,176,497	9.08%	518,308	4.000%	518,308	4.00%	647,885	5.00%
Sterling Bancorp	1,160,739	8.95	518,733	4.000	518,733	4.00	N/A	N/A

The Bank and the Company are subject to the regulatory capital requirements administered by the Federal Reserve, and, for the Bank, the Office of the Comptroller of the Currency. Regulatory authorities can initiate certain mandatory actions if the Bank or the Company fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. As of June 30, 2017, management believes that the Bank and the Company meet all capital adequacy requirements to which they are subject.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

(b) Dividend Restrictions
The Company is mainly dependent on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that fiscal year combined with the retained net profits for the preceding two fiscal years. Under the foregoing dividend restrictions and while maintaining its “well-capitalized” status, at June 30, 2017, the Bank had capacity to pay aggregate dividends of up to $189,659 to the Company without prior regulatory approval.

(c) Capital Raise
On November 22, 2016, the Company completed a public offering of 4,370,000 shares of common stock at an offering price of $20.95 per share for gross proceeds of approximately $92,863, and net proceeds, after underwriting discounts, commissions and other costs of issuance, of $90,995.

(d) Stock Repurchase Plans
From time to time, the Company’s Board of Directors has authorized stock repurchase plans. The Company has 776,713 shares that are available to be purchased under a previously announced stock repurchase program. There were no shares repurchased under the repurchase program during the six months ended June 30, 2017 or June 30, 2016.

(e) Liquidation Rights
Upon completion of a second-step conversion in January 2004, the Bank established a special “liquidation account” in accordance with Office of the Comptroller of the Currency regulations. The account was established for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders (as defined in the plan of conversion) in an amount equal to the greater of (i) the Mutual Holding Company’s (as defined in the plan of conversion) ownership interest in the retained earnings of the Bank as of the date of its latest balance sheet contained in the prospectus; or (ii) the retained earnings of the Bank at the time that the Bank reorganized into the Mutual Holding Company in 1999. Each Eligible Account Holder and Supplemental Eligible Account Holder that continues to maintain his or her deposit account at the Bank would be entitled, in the event of a complete liquidation of the Bank, to a pro rata interest in the liquidation account prior to any payment to the stockholders of the Company. The liquidation account is reduced annually on September 30 to the extent that Eligible Account Holders and Supplemental Eligible Account Holders have reduced their qualifying deposits as of each anniversary date. At June 30, 2017, the liquidation account had a balance of $13,300. Subsequent increases in deposits do not restore such account holder’s interest in the liquidation account. The Bank may not pay cash dividends or make other capital distributions if the effect thereof would reduce its stockholders’ equity below the amount of the liquidation account.

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

The contractual or notional amounts of these instruments, which reflect the extent of the Company’s involvement in particular classes of off-balance sheet financial instruments, are summarized as follows:

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
Loan origination commitments	$271,108	$245,319
Unused lines of credit	916,824	968,288
Letters of credit	118,385	114,582

(b) Lease Commitments
The Company leases certain premises and equipment under operating leases with terms expiring through January 2034. Included in occupancy and office operations expense was net rent expense of $2,138 and $2,422 during the three months ended June 30, 2017 and 2016, respectively, and net rent expense of $4,388 and $5,721 during the six months ended June 30, 2017 and 2016, respectively. Future minimum lease payments due under non-cancelable operating leases at June 30, 2017 were as follows:

Remainder of 2017	$5,051
2018	9,702
2019	8,145
2020	7,229
2021	5,780
2022	4,640
2023 and thereafter	14,452
$54,999

(c) Litigation
The Company and the Bank are involved in a number of judicial proceedings concerning matters arising from their business activities. These include routine legal proceedings arising in the ordinary course of business. These proceedings also include actions brought against the Company and the Bank with respect to corporate matters and transactions in which the Company and the Bank are or were involved; in particular, the Company has been named as a defendant in shareholder litigation arising out of the announcement of the Astoria Merger. While the Company continues to believe that such claims are without merit, it nonetheless is attempting to resolve them on a reasonable basis. In addition, the Company and the Bank may be requested to provide information or otherwise cooperate with government authorities in the conduct of investigations of other persons or industry groups.

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

As of June 30, 2017, management does not believe any of our securities are OTTI; however, management reviews all of the Company’s securities on at least a quarterly basis to assess whether impairment, if any, is OTTI.

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

A summary of such investment securities available for sale and derivatives at June 30, 2017 and December 31, 2016, respectively, were measured at estimated fair value on a recurring basis, is as follows:

	June 30, 2017
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS(1):
Agency-backed	$1,458,498	$—	$1,458,498	$—
CMO(2)/Other MBS	70,795	—	70,795	—
Total residential MBS	1,529,293	—	1,529,293	—
Other securities:
Federal agencies	231,060	—	231,060	—
Corporate	71,288	—	71,288	—
State and municipal	264,231		264,231	—
Total other securities	566,579	—	566,579	—
Total available for sale securities	2,095,872	—	2,095,872	—
Swaps	3,864	—	3,864	—
Total assets	$2,099,736	$—	$2,099,736	$—
Liabilities:
Swaps	$(6,253)	$—	$(6,253)	$—
Total liabilities	$(6,253)	$—	$(6,253)	$—

(1) Residential MBS are debt securities whose cash flows come from residential loans, such as mortgages and HELOCs. A residential MBS is comprised of a pool of mortgage loans created by financial institutions, including governmental agencies. The cash flows from each of the mortgage loans included in the pool are structured through a special purpose entity into various classes and tranches, which then issue securities backed by those cash flows to investors.

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

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	December 31, 2016
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$1,193,481	$—	$1,193,481	$—
CMO/Other MBS	56,681	—	56,681	—
Total residential MBS	1,250,162	—	1,250,162	—
Federal agencies	193,979	—	193,979	—
Corporate bonds	42,506	—	42,506	—
State and municipal	240,770		240,770	—
Total other securities	477,255	—	477,255	—
Total available for sale securities	1,727,417	—	1,727,417	—
Swaps	2,088	—	2,088	—
Total assets	$1,729,505	$—	$1,729,505	$—
Liabilities:
Swaps	$(2,088)	$—	$(2,088)	$—
Total liabilities	$(2,088)	$—	$(2,088)	$—

The following categories of financial assets are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances.

Impaired Loans
Loans that meet certain criteria are evaluated individually for impairment. Generally, commercial loans less than $250 and residential mortgage and consumer loans less than $500 are evaluated for impairment on a pooled basis. Impairment amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated impairment amount applicable to that loan does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable by market participants. However, due to the substantial judgment applied and limited volume of activity as compared to other assets, fair value of the underlying collateral is based on Level 3 inputs. Estimates of fair value used for collateral supporting commercial loans generally are based on assumptions not observable in the market place and are also based on Level 3 inputs. Impaired loans are remeasured at least quarterly and their carrying values are adjusted as needed. Impaired loans subject to non-recurring fair value measurements were $55,596 and $55,391 at June 30, 2017 and December 31, 2016, respectively. Changes in fair value recognized as a charge-off on loans held by the Company were $225 and $0 for the six months ended June 30, 2017 and 2016, respectively.

When an impaired loan is collateral dependent, the Company charges-off the difference between the recorded investment in the loan and the appraised value less cost to sell. A discount for estimated costs to dispose of the asset and overall marketability is used when estimating the amount of impairment.

A summary of the classes with impaired loans at June 30, 2017 and December 31, 2016, respectively, is set forth below:

	June 30, 2017
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
C&I	$177	$—	$—	$177
Commercial real estate	5,986	—	—	5,986
Total impaired loans measured at fair value	$6,163	$—	$—	$6,163

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	December 31, 2016
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial real estate	$6,786	$—	$—	$6,786
Total impaired loans measured at fair value	$6,786	$—	$—	$6,786

Mortgage Servicing Rights
Mortgage servicing rights are carried at the lower of cost or estimated fair value. The fair value of mortgage servicing rights is estimated using a discounted cash flow model that is prepared by an independent third-party valuation provider and is performed on a quarterly basis. The significant assumptions, which are assumptions we believe other market participants would use, include the following: market discount rates, prepayment speeds, servicing revenue, the cost of servicing and loan default rates. The market discount rates and prepayment speeds are considered by management to be two of the most significant inputs into the determination of the estimated fair value. Due to the significant judgment involved, the determination of estimated fair value of mortgage servicing rights relies upon Level 3 inputs.

At June 30, 2017, the assumption for prepayment speeds ranged from 100 to 415 with a weighted average prepayment speed of 173 and the assumption for market discount rate ranged from 9.00% to 12.00% with a weighted average market discount rate of 10.29%. At December 31, 2016, the assumption for prepayment speeds ranged from 100 to 555 with a weighted average prepayment speed of 174 and the assumption for market discount rate ranged from 8.50% to 11.50% with a weighted average market discount rate of 9.73%. The fair value of mortgage servicing rights at June 30, 2017 and December 31, 2016 was $999 and $1,024, respectively.

Other Real Estate Owned
Other real estate owned is initially recorded at fair value less costs to sell when acquired, which establishes a new cost basis. When an asset is acquired, the excess of the recorded investment in the loan over the fair value less cost to sell is charged to the allowance for loan losses. These assets are subsequently accounted for at the lower of cost or fair value less costs to sell and are primarily comprised of commercial and residential real estate property. If the fair value declines, a write-down is recorded in other real estate owned expense, net on the income statement. Fair value is generally determined using appraisals or other indications of value based on comparable sales of similar properties or assumptions generally observable in the marketplace. Adjustments are routinely made in the appraisal process by independent appraisers for differences between comparable sales and income data available (in the case of income producing properties). The fair value is derived using Level 3 inputs. Appraisals are reviewed by the Company’s credit department and an external loan review consultant and verified by officers in the Company’s credit administration area.

At June 30, 2017 and December 31, 2016, appraisals were discounted by 22.0%, which considers estimated costs to sell and overall marketability of the properties. Other real estate owned subject to non-recurring fair value measurement were $10,198 and $13,619 at June 30, 2017 and December 31, 2016, respectively. There were $1,293 and $582 of write-downs related to changes in fair value for other real estate owned held by the Company during the six months ended June 30, 2017 and June 30, 2016, respectively.

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

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of June 30, 2017:

	June 30, 2017
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$282,167	$282,167	$—	$—
Securities available for sale	2,095,872	—	2,095,872	—
Securities held to maturity	1,456,304	—	1,449,975	—
Portfolio loans, net	10,162,166	—	—	10,111,906
Accrued interest receivable on securities	18,497	—	18,497	—
Accrued interest receivable on loans	29,050	—	—	29,050
FHLB stock and FRB stock	160,241	—	—	—
Swaps	3,864	—	3,864	—
Financial liabilities:
Non-maturity deposits	(9,900,356)	(9,900,356)	—	—
Certificates of deposit	(602,354)	—	(600,491)	—
FHLB borrowings	(2,290,000)	—	(2,287,449)	—
Other borrowings	(122,596)	—	(122,596)	—
Senior Notes	(76,635)	—	(79,447)	—
Subordinated Notes	(172,607)	—	(178,234)	—
Mortgage escrow funds	(16,431)	—	(16,431)	—
Accrued interest payable on deposits	(691)	—	(691)	—
Accrued interest payable on borrowings	(7,106)	—	(7,106)	—
Swaps	(6,253)	—	(6,253)	—

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

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

The fair values of the Company’s off-balance sheet financial instruments described in the “Off-Balance Sheet Financial Instruments” section of Note 16. “Commitments and Contingencies” were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the creditworthiness of the counterparties. At June 30, 2017 and December 31, 2016, the estimated fair value of these instruments approximated the related carrying amounts, which were not material.

(18) Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) (“AOCI”) were as follows as of the dates shown below:

	June 30,	December 31,
	2017	2016
Net unrealized holding loss on available for sale securities	$(20,998)	$(37,417)
Related income tax benefit	8,294	14,780
Available for sale securities AOCI, net of tax	(12,704)	(22,637)
Net unrealized holding loss on securities transferred to held to maturity	(4,907)	(5,395)
Related income tax benefit	1,938	2,131
Securities transferred to held to maturity AOCI, net of tax	(2,969)	(3,264)
Net unrealized holding loss on retirement plans	(1,149)	(1,213)
Related income tax benefit	454	479
Retirement plans AOCI, net of tax	(695)	(734)
AOCI	$(16,368)	$(26,635)

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table presents the changes in each component of AOCI for the three and six months ended June 30, 2017 and 2016:

	Net unrealized holding gain (loss) on available for sale securities	Net unrealized holding gain (loss) on securities transferred to held to maturity	Net unrealized holding (loss) gain on retirement plans	Total
For the three months ended June 30, 2017
Balance beginning of the period	$(19,904)	$(3,117)	$(700)	$(23,721)
Other comprehensive gain before reclassification	7,061	—	—	7,061
Amounts reclassified from AOCI	139	148	5	292
Total other comprehensive income	7,200	148	5	7,353
Balance at end of period	$(12,704)	$(2,969)	$(695)	$(16,368)
For the three months ended June 30, 2016
Balance beginning of the period	$9,115	$(4,200)	$(756)	$4,159
Other comprehensive gain before reclassification	8,984	—	—	8,984
Amounts reclassified from AOCI	(2,708)	469	26	(2,213)
Total other comprehensive income	6,276	469	26	6,771
Balance at end of period	$15,391	$(3,731)	$(730)	$10,930
Location in income statement where reclassification from AOCI is included	Net (loss) gain on sale of securities	Interest income on securities	Compensation and benefits expense

	Net unrealized holding (loss) gain on available for sale securities	Net unrealized holding (loss)gain on securities transferred to held to maturity	Net unrealized holding (loss) gain on retirement plans	Total
For the six months ended June 30, 2017
Balance beginning of the period	$(22,637)	$(3,264)	$(734)	$(26,635)
Other comprehensive gain before reclassification	9,780	—	—	9,780
Amounts reclassified from AOCI	153	295	39	487
Total other comprehensive income	9,933	295	39	10,267
Balance at end of period	$(12,704)	$(2,969)	$(695)	$(16,368)
For the six months ended June 30, 2016
Balance beginning of the period	$(6,999)	$(4,155)	$(970)	$(12,124)
Other comprehensive gain before reclassification	24,800	—	—	24,800
Amounts reclassified from AOCI	(2,410)	424	240	(1,746)
Total other comprehensive income	22,390	424	240	23,054
Balance at end of period	$15,391	$(3,731)	$(730)	$10,930
Location in income statement where reclassification from AOCI is included	Net (loss) gain on sale of securities	Interest income on securities	Compensation and benefits expense

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

the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. This standard is effective for the Company on January 1, 2018. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income, which is subject to ASU 2014-09. Management continues to evaluate the potential impact of ASU 2014-09 on our consolidated financial statements, and at this time, we believe the adoption of this standard will impact disclosures related to some elements of our non-interest income; however, we anticipate the adoption of the standard will not have a significant impact to the Company’s financial position or results of operations.

ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01, among other things: (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-01 is effective for the Company on January 1, 2018 and is not expected to have a significant impact on our financial statements.

ASU 2016-02,“Leases (Topic 842).” ASU 2016-02 amends existing lease accounting guidance, including the requirement to recognize most lease arrangements on the balance sheet. The adoption of this standard will result in the Company recognizing a right-of-use asset representing its rights to use the underlying asset for the lease term with an offsetting lease liability. ASU 2016-02 is effective for the company on January 1, 2019, with early adoption permitted and the adoption requires a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company has not yet concluded whether it will adopt the standard prior to January 1, 2019; however, if the standard would have been effective at June 30, 2017, it would not have had an impact on any borrowings or financial covenants that are relevant to the Company. Management estimates that the impact to the Bank’s and the Company’s regulatory capital ratios would be a decrease of less than five basis points, which would be due to an increase in total assets and risk-weighted assets, given our lease arrangements for financial centers and other locations.

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 amends current guidance on the impairment of financial instruments. ASU 2016-13 adds an impairment model known as the current expected credit loss (“CECL”) model that is based on expected losses rather than incurred losses. For the Company, the CECL model will apply mainly to held-to-maturity investment securities, loans and loan commitments. ASU 2016-13 will be effective for the Company for fiscal years beginning after December 15, 2019, and the Company is permitted to early adopt the new guidance for fiscal years beginning after December 15, 2018. ASU 2016-13 will significantly change the accounting for credit impairments. The new guidance will require the Company to modify current processes and systems for establishing the allowance for loan losses and OTTI to ensure they comply with the requirements of the new standard. The Company engaged a nationally recognized accounting firm to assist management in performing an implementation readiness assessment. During the first quarter of 2017, the Company, in conjunction with our advisor, established a CECL program steering committee, identified significant work streams and created a CECL program project timeline. During the second quarter of 2017, the Company evaluated several third-party models in order to determine the CECL modeling approach that will be used for the Company’s loan portfolios. The Company is still in process of making this determination.

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

ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for the Company beginning January 1, 2020, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The Company expects to early adopt this standard in our next goodwill impairment test cycle in 2017. Management expects ASU 2017-04 will not have a significant impact on the Company’s financial statements.

ASU 2017-08, “Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount as discounts continue to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance includes a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Management intends to adopt this standard effective January 1, 2018 and the impact of adoption will not be significant on our financial statements.

(20) Pending Merger with Astoria Financial Corporation

On March 7, 2017, the Company announced it had entered into a definitive merger agreement with Astoria Financial Corporation (NYSE: AF) (“Astoria”). In the definitive merger agreement, which is an agreement for a stock-for-stock transaction valued at approximately $2,233,873 based on the closing price of the Company’s common stock on March 6, 2017, Astoria shareholders will receive a fixed ratio of 0.875 shares of Company common stock for each share of Astoria common stock. Upon closing, Company shareholders will own approximately 60% of stock in the combined company and Astoria shareholders will own approximately 40%. Pro forma information for the year ended December 31, 2016 was as follows:

For the year ended
December 31, 2016
Pro Forma Condensed Income Statement Information:
Net interest income	$818,907
Provision for loan losses	10,849
Income before income taxes	385,185
Net income	251,173
Pro Forma Condensed Combined Balance Sheet Information:
Portfolio loans, net	19,530,795
Total assets	29,510,290
Deposits	18,956,004
Total stockholders’ equity	4,218,852

The transaction is expected to close in the fourth quarter of 2017. The transaction is subject to approval by the Office of the Comptroller of the Currency and the Federal Reserve Bank of New York and other customary closing conditions.

The Company has engaged an independent third-party to assist management in estimating the fair value of the majority of the assets acquired and liabilities to be assumed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Sterling Bancorp (“we,” “our” and “us”) makes statements in this report, and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses and/or other financial, business or strategic matters regarding or affecting us that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as

STERLING BANCORP AND SUBSIDIARIES

amended. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “outlook,” “target,” “estimate,” “forecast,” “project,” by future conditional verbs such as “will,” “should,” “would,” “could” or “may,” or by variations of such words or by similar expressions. These statements are not historical facts, but instead represent our current expectations, plans or forecasts and are based on the beliefs and assumptions of management and the information available to management at the time that these disclosures were prepared.

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

The factors described herein in Part II. Item 1A. Risk Factors and in our 2016 Form 10-K under Item 1A. Risk Factors, or otherwise described in our filings with the SEC, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations expressed in our forward-looking statements, including, but not limited to:

•
our ability to obtain regulatory approvals and meet other closing conditions to the merger between Astoria Financial Corp. (“Astoria”) and us as described in Note 20. “Pending Merger with Astoria Financial Corporation” to the consolidated financial statements, on the expected terms and schedule, delay in closing the merger, difficulties and delays in integrating our and Astoria’s businesses or fully realizing cost savings and other benefits, and business disruption following the proposed transaction;

•
our ability to successfully implement strategic initiatives, to increase revenues faster than we grow expenses, and to integrate and fully realize cost savings and other benefits we estimate in connection with acquisitions;

•	a deterioration in general economic conditions, either nationally, internationally, or in our market areas, including extended declines in real estate markets and constrained financial markets;

•
oversight of the Bank by the Consumer Financial Protection Bureau and impact of the Durbin Amendment on the Bank’s debit and interchange fees, adverse publicity, regulatory actions or litigation with respect to us or other well-known financial services companies and the financial services industry in general and a failure to satisfy regulatory standards;

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

•	our ability to manage changes in market interest rates, which could adversely affect our financial condition and results of operations;

•	our use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	our ability to capitalize on our substantial investments in our information technology and operational infrastructure and systems;

•	the effects of, and changes in, laws and regulations (including laws and regulations concerning banking and taxes) with which we and the Bank must comply; and

•	our success at managing the risks involved in the foregoing and managing our business.

These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist the reader in understanding our financial condition and results of operations. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes included in Part I, Item 1 of this report and with our audited consolidated financial statements, including the accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2016 Form 10-K. Operating results discussed herein are not necessarily indicative of the results of any future period.

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

We focus our efforts on generating core deposit relationships and originating high quality commercial, residential mortgage and consumer loans, mainly for our held-for-investment portfolio. We also utilize excess funding to purchase and hold investment securities. Our ability to gather low cost core deposits allows us to compete for and originate loans at an interest rate spread over our cost of funds and thereby generate attractive risk-adjusted returns. Our strategic objectives include generating sustainable growth in revenues and earnings by increasing new client acquisitions, expanding existing client relationships, maintaining strong asset quality and increasing operating efficiency. To achieve these goals, we are focusing on specific target markets, which include small and middle market commercial clients and consumer clients, expanding our delivery and distribution channels, creating a high productivity performance culture, controlling our operating costs and proactively managing enterprise risk. Our goal is to create a full service commercial bank that achieves top-tier performance in return on equity, return on assets and growth in EPS.

The Bank targets the following geographic markets: (i) the New York Metro Market, which includes Manhattan, the boroughs and Long Island; and (ii) the New York Suburban Market, which consists of Rockland, Orange, Sullivan, Ulster, Putnam, and Westchester counties in New York and Bergen County, New Jersey. Our commercial finance businesses, which include asset-based lending, payroll finance, warehouse lending, factoring, equipment financing and public sector financing, also generate loans and deposits in other markets across the United States. We believe the Bank operates in an attractive footprint that presents us with significant opportunities to execute our strategy.

As of June 30, 2017, we had 32 commercial banking teams and 40 full service financial centers. We currently anticipate that we will increase the number of commercial banking teams by three to five annually and will continue to consolidate financial center locations over time.

Recent Developments
On March 7, 2017, we announced that we had entered into a definitive merger agreement with Astoria (the “Astoria Merger”). In the merger, which is a stock-for-stock transaction valued at approximately $2,233,873 based on the closing price of our common stock on March 6, 2017 of $25.05, Astoria shareholders will receive a fixed ratio of 0.875 shares of our common stock for each share of Astoria common stock. Upon closing, our shareholders will own approximately 60% of stock in the combined company and Astoria shareholders will own approximately 40%. The Astoria Merger is consistent with our strategy of expanding in the greater New York metropolitan region and beyond and building a diversified company with significant commercial and consumer banking capabilities. The strategic combination will create a high performing regional bank focused on serving commercial and consumer clients in the greater New York metropolitan area. The combined company will have approximately $29 billion in assets, $20 billion in loans, and $19 billion in deposits. The Astoria Merger is subject to regulatory approvals and other customary closing conditions, and is expected to be immediately accretive to tangible book value and EPS and is expected to close early in the fourth quarter of 2017.

We had record operating performance in the three months ended June 30, 2017 as portfolio loans, total deposits, and core deposits reached all-time highs. Our GAAP net income was $42,400, or $0.31 per diluted share, and our adjusted net income was $44,393, or $0.33 per diluted share, for the three months ended June 30, 2017, compared to GAAP net income of $37,770, or $0.29 per diluted share, and adjusted net income of $35,414, or $0.27 per diluted share, for the three months ended June 30, 2016. Results for the second quarter of 2017 reflect the ongoing execution of our strategy and the positive impact our successful integration of prior acquisitions has had on our operating results and efficiency. For the second quarter of 2017, our reported operating efficiency ratio was 47.0% and our adjusted operating efficiency ratio was 42.0%, which represented an improvement of 240 and 520 basis points, respectively, relative to the quarter ended June 30, 2016. Adjusted net income, adjusted diluted EPS and adjusted operating efficiency ratio are non-GAAP financial measures that are reconciled to our GAAP results beginning on page 69.

We have a strong balance sheet with a loan portfolio that has a balanced mix of C&I loans and commercial real estate loans. Total commercial mortgage loans (which includes commercial real estate, multi-family and ADC loans), grew $280,594 in the first six months of 2017 and were $4,654,698, or 45.5%, of our total portfolio loans as of June 30, 2017, compared to $4,374,104, or 45.9% of our total portfolio loans as of December 31, 2016. Total C&I loans, including our commercial finance loans, grew $447,839 and were $4,619,789, or 45.1% of our portfolio loans as of June 30, 2017, compared to $4,171,950, or 43.8%, of our portfolio loans as of December 31, 2016.

STERLING BANCORP AND SUBSIDIARIES

We continue to evaluate potential acquisitions of commercial finance portfolios and other earning assets that meet our risk-adjusted return targets. In anticipation of the Astoria Merger, we have begun repositioning our securities portfolio and, in the six months ended June 30, 2017, purchased approximately $585,680 of investment securities consisting mainly of MBS, agency and municipal securities.

Critical Accounting Policies
Our accounting and reporting policies are prepared in accordance with GAAP and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates. We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain; and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting policies related to the allowance for loan losses, business combinations, goodwill, trade names and other intangible assets, and deferred income taxes are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. For additional information regarding critical accounting policies, refer to Note 1. “Basis of Financial Presentation” in the notes to consolidated financial statements included elsewhere in this report and the sections captioned “Critical Accounting Policies” and “Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2016 Form 10-K. There have been no significant changes in our application of critical accounting policies for the six months ended June 30, 2017.

Selected financial condition data, statement of operations data, per share data, performance ratios, capital ratios, and asset quality data and ratios for the comparable periods were as follows:

STERLING BANCORP AND SUBSIDIARIES

	At or for the three months ended June 30,		At or for the six months ended June 30,
	2017	2016	2017	2016
End of period balances:
Total securities	$3,552,176	$2,980,059	$3,552,176	$2,980,059
Portfolio loans	10,232,317	8,594,295	10,232,317	8,594,295
Total assets	15,376,676	13,065,248	15,376,676	13,065,248
Non-interest bearing deposits	3,311,860	3,146,504	3,311,860	3,146,504
Interest bearing deposits	7,190,850	6,639,052	7,190,850	6,639,052
Total deposits	10,502,710	9,785,556	10,502,710	9,785,556
Borrowings	2,661,838	1,309,954	2,661,838	1,309,954
Stockholders’ equity	1,931,383	1,735,994	1,931,383	1,735,994
Tangible equity[1]	1,172,899	966,869	1,172,899	966,869
Average balances:
Total securities	3,434,535	2,869,651	3,354,541	2,801,487
Total loans[2]	9,786,423	8,313,529	9,535,365	8,029,495
Total assets	14,704,793	12,700,038	14,366,494	12,350,704
Non-interest bearing deposits	3,185,506	3,059,562	3,181,500	3,034,324
Interest bearing deposits	7,099,843	6,502,435	7,054,756	6,204,984
Total deposits	10,285,349	9,561,997	10,236,256	9,239,308
Borrowings	2,313,992	1,304,442	2,058,020	1,289,523
Stockholders’ equity	1,913,933	1,711,902	1,891,633	1,699,088
Tangible equity[1]	1,154,086	940,971	1,130,678	939,916
Selected operating data:
Total interest and dividend income	$134,263	$114,309	$260,263	$220,315
Total interest expense	21,005	13,929	38,215	26,425
Net interest income	113,258	100,380	222,048	193,890
Provision for loan losses	4,500	5,000	9,000	9,000
Net interest income after provision for loan losses	108,758	95,380	213,048	184,890
Total non-interest income	13,618	20,442	26,454	35,872
Total non-interest expense	59,657	59,640	120,007	128,571
Income before income tax expense	62,719	56,182	119,495	92,191
Income tax expense	20,319	18,412	38,028	30,655
Net income	$42,400	$37,770	$81,467	$61,536
Per share data:
Reported basic EPS (GAAP)	$0.31	$0.29	$0.60	$0.47
Reported diluted EPS (GAAP)	0.31	0.29	0.60	0.47
Adjusted diluted EPS[1] (non-GAAP)	0.33	0.27	0.63	0.52
Dividends declared per share	0.07	0.07	0.14	0.14
Book value per share	14.24	13.29	14.24	13.29
Tangible book value per share[1]	8.65	7.40	8.65	7.40
See legend on following page.

STERLING BANCORP AND SUBSIDIARIES

	At or for the three months ended June 30,		At or for the six months ended June 30,
	2017	2016	2017	2016
Common shares outstanding:
Shares outstanding at period end	135,658,226	130,620,463	135,658,226	130,620,463
Weighted average shares basic	135,317,866	130,081,465	135,241,034	129,953,397
Weighted average shares diluted	135,922,897	130,688,729	135,867,861	130,522,021
Other data:
Full time equivalent employees at period end	997	1,065	997	1,065
Financial centers at period end	40	42	40	42
Performance ratios:
Return on average assets	1.16%	1.20%	1.14%	1.07%
Return on average equity	8.89	8.87	8.68	7.28
Reported return on average tangible assets[1]	1.22	1.27	1.21%	1.07
Adjusted return on average tangible assets[1]	1.28	1.19	1.27	1.11
Reported return on average tangible equity[1]	14.74	16.14	14.53	13.17
Adjusted return on average tangible equity[1]	15.43	15.14	15.31	14.48
Reported operating efficiency[1]	47.02	49.36	48.29	55.96
Adjusted operating efficiency[1]	41.97	47.19	42.83	48.01
Net interest margin-GAAP	3.35	3.49	3.39	3.48
Net interest margin-tax equivalent[3]	3.47	3.60	3.51	3.57
Capital ratios (Company):
Tier 1 leverage ratio	8.73%	8.36%	8.73%	8.36%
Tier 1 risk-based capital ratio	10.46	10.13	10.46	10.13
Total risk-based capital ratio	12.38	11.71	12.38	11.71
Tangible equity to tangible assets[1]	8.02	7.86	8.02	7.86
Regulatory capital ratios (Bank):
Tier 1 leverage ratio	8.89%	8.84%	8.89%	8.84%
Tier 1 risk-based capital ratio	10.64	10.70	10.64	10.70
Total risk-based capital ratio	12.73	12.37	12.73	12.37
Asset quality data and ratios:
Allowance for loan losses	$70,151	$55,865	$70,151	$55,865
Non-performing loans (“NPLs”)	71,351	79,564	71,351	79,564
Non-performing assets (“NPAs”)	81,549	96,154	81,549	96,154
Net charge-offs	1,288	2,149	2,471	3,280
NPAs to total assets	0.53%	0.74%	0.53%	0.74%
NPLs to total loans[4]	0.70	0.93	0.70	0.93
Allowance for loan losses to non-performing loans	98.32	70.21	98.32	70.21
Allowance for loan losses to total loans[4]	0.69	0.65	0.69	0.65
Annualized net charge-offs to average loans	0.05	0.10	0.05	0.10
_________________________
1 See a reconciliation of as reported financial measures to as adjusted (non-GAAP) financial measures on page 69 below under the caption “Non-GAAP Financial Measures.”

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

Results of Operations
For the six months ended June 30, 2017, we reported net income of $81,467, or $0.60 per diluted common share, compared to net income of $61,536, or $0.47 per diluted common share, for the six months ended June 30, 2016.

We reported net income of $42,400, or $0.31 per diluted common share, for the three months ended June 30, 2017, compared to net income of $37,770, or $0.29 per diluted common share, in the same period a year ago. In the three months ended June 30, 2017, we realized a pre-tax net loss on the sale of securities of $230; pre-tax merger-related expense in connection with our pending merger with Astoria of $1,766; a pre-tax charge for asset write-downs in connection with an early lease termination due to the consolidation of financial centers of $603; and amortization of non-compete agreements and acquired customer list intangibles of $354. In the three months ended June 30, 2016, we realized a pre-tax net gain on the sale of securities of $4,474, and amortization of non-compete agreements and acquired customer list intangible assets of $969.

Details of the changes in the various components of net interest income are further discussed below.

Net Interest Income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 89.3% and 83.1% of total revenue in the three months ended June 30, 2017 and 2016, respectively. Net interest margin is the ratio of taxable equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest bearing liabilities impact net interest income and net interest margin.

We are primarily funded by core deposits. Core deposits include retail, commercial and municipal transaction, money market and savings accounts and exclude certificates of deposit and brokered deposits except for reciprocal brokered deposits through the Promontory Interfinancial Network, including Insured Cash Sweep (“ICS”) and CDARs balances. As of June 30, 2017, we considered 87.9% of our total deposits to be core deposits compared to 90.0%, in the same period a year ago. During 2016, we established relationships with large financial services companies that provide us access to brokered interest bearing deposits. As a result, we utilized these brokered deposits in lieu of borrowings to fund a portion of the balance sheet growth that occurred over the past twelve months ended June 30, 2017. Non-interest bearing demand deposits were 31.5% of our total deposits at June 30, 2017, compared to 32.2% at June 30, 2016. This low cost funding base combined with our composition of earning assets we anticipate would have a positive impact on our net interest income and net interest margin in a scenario in which market interest rates continue to increase.

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

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended June 30,
	2017			2016
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
Traditional C&I and specialty finance loans	$4,172,795	$52,580	5.05%	$3,396,527	$42,935	5.08%
Commercial real estate (includes multi-family)	4,396,281	45,930	4.19	3,694,162	40,733	4.43
ADC	251,404	3,317	5.29	197,489	2,538	5.17
Commercial loans	8,820,480	101,827	4.63	7,288,178	86,206	4.76
Consumer loans	268,502	3,073	4.59	295,666	3,391	4.61
Residential mortgage loans	697,441	6,940	3.98	729,685	7,061	3.87
Total net loans[1]	9,786,423	111,840	4.58	8,313,529	96,658	4.68
Securities taxable	2,142,168	13,113	2.46	2,032,518	10,662	2.11
Securities tax exempt	1,292,367	11,986	3.71	837,133	9,032	4.32
Interest earning deposits	195,004	302	0.62	272,426	258	0.38
FRB and FHLB stock	146,891	1,217	3.32	102,818	860	3.36
Total securities and other earning assets	3,776,430	26,618	2.83	3,244,895	20,812	2.58
Total interest earning assets	13,562,853	138,458	4.09	11,558,424	117,470	4.09
Non-interest earning assets	1,141,940			1,141,614
Total assets	$14,704,793			$12,700,038
Interest bearing liabilities:
Demand and savings[2] deposits	$2,789,590	$3,875	0.56%	$2,825,488	$2,835	0.40%
Money market deposits	3,725,257	5,510	0.59	3,056,188	4,152	0.55
Certificates of deposit	584,996	1,520	1.04	620,759	1,341	0.87
Total interest bearing deposits	7,099,843	10,905	0.62	6,502,435	8,328	0.52
Senior Notes	76,580	1,142	5.98	99,032	1,478	6.00
Other borrowings	2,064,840	6,608	1.28	1,097,270	2,642	0.97
Subordinated Notes	172,572	2,350	5.45	108,140	1,481	5.48
Total borrowings	2,313,992	10,100	1.75	1,304,442	5,601	1.73
Total interest bearing liabilities	9,413,835	21,005	0.89	7,806,877	13,929	0.72
Non-interest bearing deposits	3,185,506			3,059,562
Other non-interest bearing liabilities	191,519			121,697
Total liabilities	12,790,860			10,988,136
Stockholders’ equity	1,913,933			1,711,902
Total liabilities and stockholders’ equity	$14,704,793			$12,700,038
Net interest rate spread[3]			3.20%			3.37%
Net interest earning assets[4]	$4,149,018			$3,751,547
Net interest margin - tax equivalent		117,453	3.47%		103,541	3.60%
Less tax equivalent adjustment		(4,195)			(3,161)
Net interest income		$113,258			$100,380
Ratio of interest earning assets to interest bearing liabilities	144.1%			148.1%

STERLING BANCORP AND SUBSIDIARIES

	For the six months ended June 30,
	2017			2016
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
Traditional C&I and specialty finance loans	$4,023,062	$100,817	5.05%	$3,161,320	$77,449	4.93%
Commercial real estate (includes multi-family)	4,294,117	89,116	4.19	3,640,751	82,015	4.53
ADC	244,466	6,442	5.31	188,454	4,881	5.21
Commercial loans	8,561,645	196,375	4.63	6,990,525	164,345	4.73
Consumer loans	274,542	6,204	4.56	296,346	6,685	4.54
Residential mortgage loans	699,178	13,831	3.96	742,624	14,662	3.95
Total net loans[1]	9,535,365	216,410	4.58	8,029,495	185,692	4.65
Securities taxable	2,079,807	25,395	2.46	2,086,032	22,678	2.19
Securities tax exempt	1,274,734	23,706	3.72	715,455	14,998	4.19
Interest earning deposits	201,780	556	0.56	284,547	568	0.40
FRB and FHLB stock	135,312	2,493	3.72	103,857	1,627	3.15
Total securities and other earning assets	3,691,633	52,150	2.85	3,189,891	39,871	2.51
Total interest earning assets	13,226,998	268,560	4.09	11,219,386	225,563	4.04
Non-interest earning assets	1,139,496			1,131,318
Total assets	$14,366,494			$12,350,704
Interest bearing liabilities:
Demand and savings[2] deposits	$2,768,770	$7,061	0.51%	$2,623,600	$4,445	0.34%
Money market deposits	3,703,729	10,454	0.57	2,961,427	7,824	0.53
Certificates of deposit	582,257	2,898	1.00	619,957	2,468	0.80
Total interest bearing deposits	7,054,756	20,413	0.58	6,204,984	14,737	0.48
Senior Notes	76,539	2,283	6.02	98,980	2,957	6.01
Other borrowings	1,808,933	10,819	1.21	1,134,691	7,219	1.28
Subordinated Notes	172,548	4,700	5.49	55,852	1,512	5.44
Total borrowings	2,058,020	17,802	1.74	1,289,523	11,688	1.82
Total interest bearing liabilities	9,112,776	38,215	0.85	7,494,507	26,425	0.71
Non-interest bearing deposits	3,181,500			3,034,324
Other non-interest bearing liabilities	180,585			122,785
Total liabilities	12,474,861			10,651,616
Stockholders’ equity	1,891,633			1,699,088
Total liabilities and stockholders’ equity	$14,366,494			$12,350,704
Net interest rate spread[3]			3.24%			3.33%
Net interest earning assets[4]	$4,114,222			$3,724,879
Net interest margin - tax equivalent		230,345	3.51%		199,138	3.57%
Less tax equivalent adjustment		(8,297)			(5,248)
Net interest income		$222,048			$193,890
Ratio of interest earning assets to interest bearing liabilities	145.1%			149.7%
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

	For the three months ended June 30,
	2017 vs 2016
	Increase (Decrease) due to		Total increase
	Volume	Rate	(decrease)
Interest earning assets:
Traditional C&I and specialty finance loans	$9,876	$(231)	$9,645
Commercial real estate (includes multi-family)	6,586	(1,389)	5,197
ADC	718	61	779
Commercial loans	17,180	(1,559)	15,621
Consumer loans	(302)	(16)	(318)
Residential mortgage loans	(316)	196	(120)
Securities taxable	602	1,850	2,452
Securities tax exempt	4,407	(1,454)	2,953
Interest earning deposits	(88)	131	43
FRB and FHLB stock	367	(10)	357
Total interest earning assets	21,850	(862)	20,988
Interest bearing liabilities:
Demand and savings[1] deposits	(36)	1,076	1,040
Money market deposits	1,019	339	1,358
Certificates of deposit	(79)	258	179
Senior Notes	(336)	—	(336)
Other borrowings	2,932	1,034	3,966
Subordinated Notes	885	(16)	869
Total interest bearing liabilities	4,385	2,691	7,076
Less tax equivalent adjustment	1,542	(508)	1,034
Change in net interest income	$15,923	$(3,045)	$12,878

STERLING BANCORP AND SUBSIDIARIES

	For the six months ended June 30,
	2017 vs 2016
	Increase (Decrease) due to		Total increase
	Volume	Rate	(decrease)
Interest earning assets:
Traditional C&I and specialty finance loans	$22,360	$1,008	$23,368
Commercial real estate (includes multi-family)	12,037	(4,936)	7,101
ADC	1,467	94	1,561
Commercial loans	35,864	(3,834)	32,030
Consumer loans	(509)	28	(481)
Residential mortgage loans	(868)	37	(831)
Securities taxable	(68)	2,785	2,717
Securities tax exempt	10,542	(1,836)	8,706
Interest earning deposits	(195)	183	(12)
FRB and FHLB stock	542	324	866
Total interest earning assets	45,308	(2,313)	42,995
Interest bearing liabilities:
Demand and savings[1] deposits	179	2,437	2,616
Money market deposits	2,022	608	2,630
Certificates of deposit	(157)	587	430
Senior Notes	(674)	—	(674)
Other borrowings	4,101	(501)	3,600
Subordinated Notes	3,185	3	3,188
Total interest bearing liabilities	8,656	3,134	11,790
Less tax equivalent adjustment	3,708	(661)	3,047
Change in net interest income	$32,944	$(4,786)	$28,158
__________________
1 Includes club accounts and interest bearing mortgage escrow balances.

Tax equivalent net interest income increased $13,912 to $117,453 for the three months ended June 30, 2017, compared to
$103,541 for the three months ended June 30, 2016. The increase was mainly due to an increase in average interest earning assets of $2,004,429, or 17.3%, for the three months ended June 30, 2017 relative to the prior year period. The tax equivalent net interest margin declined 13 basis points to 3.47% for the second quarter of 2017 from 3.60% in the second quarter of 2016. The yield on interest earning assets was 4.09% in the three months ended June 30, 2017, which was unchanged compared to the three months ended June 30, 2016 as increases in earning asset yields due to recent increases in market interest rates were offset by reductions in accretion income on loans acquired in prior acquisitions and lower prepayment penalties. The cost of interest bearing liabilities increased to 0.89% for the three months ended June 30, 2017, compared to 0.72% for the three months ended June 30, 2016, which was due mainly to higher interest rates paid on deposits and borrowings due to increases in market interest rates between the periods.

Tax equivalent net interest income increased $31,207 to $230,345 for the six months ended June 30, 2017, compared to
$199,138 for the six months ended June 30, 2016. The increase was mainly due to an increase in average interest earning assets of $2,007,612, or 17.9%, for the six months ended June 30, 2017 relative to the comparable year period. The increase was mainly due to organic growth, the NSBC Acquisition and the restaurant franchise financing loans acquired from GE Capital. The tax equivalent net interest margin decreased six basis points to 3.51% for the six months ended June 30, 2017 from 3.57% in the six months ended June 30, 2016. The decrease was mainly due to an increase in the cost of interest bearing liabilities. The cost of interest bearing liabilities increased to 0.85% for the six months ended June 30, 2017 compared to 0.71% for the six months ended June 30, 2016, mainly due to increases in market interest rates between the periods.

The average balance of loans outstanding increased $1,472,894, or 17.7%, in the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The increase was mainly due to organic commercial loan growth generated by our

STERLING BANCORP AND SUBSIDIARIES

commercial banking teams and the restaurant franchise finance loans acquired from GE Capital. Loans accounted for 72.2% of average interest earning assets in the three months ended June 30, 2017, compared to 71.9% in the comparable year ago period. The average yield on loans was 4.58% in the second quarter of 2017 compared to 4.68% in the comparable year ago period. The decline in yield on loans was mainly due to lower accretion income on loans acquired in prior acquisitions, which was $2,888 in the second quarter of 2017 and $4,088 in the second quarter of 2016. Also contributing to the decline was a decrease in prepayment penalties, which were $857 in the three months ended June 30, 2017 compared to $1,604 for the three months ended June 30, 2016. The yield on commercial loans, including specialty finance loans, was 5.05% for the three months ended June 30, 2017, compared to 5.08% for the three months ended June 30, 2016. The decline in yield was the result of lower prepayment penalties of $747 and lower accretion income on acquired loans of approximately $500. The yield on total commercial real estate loans including multi-family loans, was 4.19% for the three months ended June 30, 2017, compared to 4.43% for the three months ended June 30, 2016. The decline in yield was due to lower accretion income on acquired loans of approximately $700 and competitive pricing on commercial mortgage loan originations in the New York metropolitan area.

The average balance of loans outstanding increased $1,505,870, or 18.8%, in the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase was primarily due to organic loan growth generated by our commercial banking teams, the NSBC Acquisition and the acquisition of restaurant franchise financing loans from GE Capital. Loans accounted for 72.1% of average interest earning assets in the six months ended June 30, 2017, compared to 71.6% in the comparable year ago period. The average yield on loans was 4.58% in the six months ended June 30, 2017 compared to 4.65% in the comparable year ago period. Accretion income on loans from prior acquisitions was $6,370 and $9,093 in the six months ended June 30, 2017and 2016, respectively.

Tax equivalent interest income on securities increased $5,405 to $25,099 in the three months ended June 30, 2017, compared to $19,694 in the three months ended June 30, 2016. This was mainly the result of an increase of $564,884 in the average balance of securities between the periods. During the first and second quarter of 2017, we began to reposition our securities portfolio in anticipation of the Astoria Merger. The tax equivalent yield on securities was 2.93% in the second quarter of 2017, compared to 2.76% in the second quarter of 2016. The increase in tax equivalent yield on securities in 2017 was primarily due to a higher percentage of tax exempt securities to total securities held in the second quarter of 2017 than in the second quarter of 2016, and to higher levels of market interest rates in 2017.

Tax equivalent interest income on securities increased $11,425 to $49,101 in the six months ended June 30, 2017, compared to $37,676 in the six months ended June 30, 2016. This was mainly the result of an increase of $553,054 in the average balance of securities between the periods, which was due to an increase in tax exempt securities and taxable securities acquired between the periods. The tax equivalent yield on securities was 2.95% in the six months ended June 30, 2017, compared to 2.70% in the six months ended June 30, 2016. The increase in tax equivalent yield on securities in 2017 was primarily due to the increase in the percentage of tax exempt securities to total securities, as described above.

Average deposits increased $723,352 to $10,285,349 in the three months ended June 30, 2017, compared to $9,561,997 for the three months ended June 30, 2016. Average interest bearing deposits increased $597,408 in the second quarter of 2017 compared to the second quarter of 2016. Average non-interest bearing deposits increased $125,944 to $3,185,506 in the three months ended June 30, 2017, compared to $3,059,562 in the three months ended June 30, 2016, primarily due to organic growth driven by our existing commercial banking teams, the addition of new commercial banking teams and new brokered deposit relationships. The average cost of interest bearing deposits was 0.62% in the second quarter of 2017 compared to 0.52% in the second quarter of 2016. The average cost of total deposits was 0.43% in the second quarter of 2017 compared to 0.35% in the second quarter of 2016. The increase in the cost of deposits was mainly due to increasing the proportion of our deposits that are commercial deposits, new brokered deposit relationships which are more interest rate sensitive and higher levels of market interest rates.

Average deposits increased $996,948 and were $10,236,256 in the six months ended June 30, 2017, compared to $9,239,308 for the six months ended June 30, 2016. Average interest bearing deposits increased $849,772 in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Average non-interest bearing deposits increased $147,176 and were $3,185,506 in the six months ended June 30, 2017, compared to $3,034,324 in the six months ended June 30, 2016. These increases were mainly due to organic growth generated by our commercial banking teams. The average cost of interest bearing deposits was 0.58% in the six months ended June 30, 2017 compared to 0.48% in the six months ended June 30, 2016. The average cost of total deposits was 0.40% in the six months ended June 30, 2017 compared to 0.32% in the six months ended June 30, 2016. The increase in the cost of deposits was mainly due to an increasing proportion of our deposits that are commercial deposits, new brokered deposit relationships which are more interest rate sensitive and higher levels of market interest rates.

Average borrowings increased $1,009,550 to $2,313,992 in the three months ended June 30, 2017, compared to $1,304,442 in the same period a year ago. The increase in average borrowings was mainly used to fund the increase in average earning assets, including increases in loans and investment securities. The average cost of borrowings was 1.75% for the second quarter of 2017,

STERLING BANCORP AND SUBSIDIARIES

compared to 1.73% in the second quarter of 2016. The increase in the average cost of borrowings was mainly due to an increase in short-term borrowing costs at the FHLB.

Average borrowings increased $768,497 to $2,058,020 in the six months ended June 30, 2017, compared to $1,289,523 in the same period a year ago. The increase in average borrowings was mainly used to fund the increase in average loan balances and investment securities. The average cost of borrowings was 1.74% for the six months ended June 30, 2017 compared to 1.82% in the six months ended June 30, 2016. The decline in the average cost of borrowings was mainly due to the extinguishment of $220,000 of FHLB advances with a cost of 3.57%, which occurred in March 2016.

Given our diversified loan portfolio, mix of businesses and a significant proportion of core deposit funding, we believe we have an asset sensitive balance sheet that should result in greater net interest income and higher net interest margin over time in a rising interest rate environment. Since December 2016, the Federal Reserve has increased the Fed Funds target rate by 75 basis points, which resulted in an increase in the level of market interest rates. Excluding the impact of accretion income on loans acquired in prior acquisitions, which is not impacted by levels of market interest rates, our tax equivalent net interest margin declined by seven basis points to 3.39% in the second quarter of 2017 relative to 3.46% in the second quarter of 2016. This was mainly due to lower prepayment penalties and a shift in the composition of our earning assets and business mix during the second quarter of 2017. As disclosed in Part I “Item. 3. Quantitative and Qualitative Disclosures about Market Risk”, we estimate that a continued increasing interest rate environment would have a positive impact on our net interest income and net interest margin.

Provision for Loan Losses. The provision for loan losses is determined as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level that is our best estimate of probable incurred credit losses inherent in the outstanding loan portfolio. In the three months ended June 30, 2017 and June 30, 2016, the provision for loan losses was $4,500 and $5,000, respectively. In the six months ended June 30, 2017 and June 30, 2016, the provision for loan losses was $9,000. See the section captioned “Delinquent Loans, Troubled Debt Restructuring, Impaired Loans, Other Real Estate Owned and Classified Assets - Provision for Loan Losses” later in this discussion for further analysis of the provision for loan losses.

Non-interest income. The components of non-interest income were as follows for the periods presented below:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Accounts receivable management / factoring commissions and other related fees	$4,137	$4,156	$7,906	$8,650
Mortgage banking income	130	2,367	401	4,369
Deposit fees and service charges	3,249	4,084	6,584	8,574
Net (loss) gain on sale of securities	(230)	4,474	(253)	4,191
Bank owned life insurance	1,652	1,281	3,022	2,608
Investment management fees	323	934	554	2,058
Other	4,357	3,146	8,240	5,422
Total non-interest income	$13,618	$20,442	$26,454	$35,872

Non-interest income was $13,618 for the three months ended June 30, 2017, compared to $20,442 in the same period a year ago. Included in non-interest income is net (loss) gain on sale of securities, which was $(230) and $4,474 for the three months ended 2017 and 2016, respectively. Net loss or gain on sale of securities is impacted significantly by changes in market interest rates and strategies we use to manage yield, liquidity and interest rate risk, and it is difficult to forecast the amount of net losses or gains consistently. As a result, when we analyze the results of our non-interest income, we exclude gains and losses on sales of securities. Excluding net (loss) gain on sale of securities, non-interest income was $13,848 for the second quarter of 2017, compared to $15,968 for the second quarter of 2016. The main drivers of the decline between the periods were the sale of our residential mortgage originations business in August 2016, which caused a decline of $2,237 in mortgage banking income, the sale of our trust division in November 2016, which resulted in a decline of $611 in investment management fees between the periods.

For the six months ended June 30, 2017, total non-interest income was $26,454 compared to $35,872 for the same period a year ago. Included in non-interest income for the six months ended June 30, 2017 was $253 of net loss on sale of securities compared to net gain on sale of securities of $4,191 for the comparable year ago period. Excluding net (loss) gain on sale of securities, non-interest income was $26,707 for the six months ended June 30, 2017, compared to $31,681 for the six months ended June 30, 2016. The decrease between the periods was mainly due to the same factors discussed above for the three-month period.

STERLING BANCORP AND SUBSIDIARIES

The ratio of non-interest income excluding securities gains and losses to tax equivalent net interest income plus non-interest income excluding securities gains and losses was 10.5% for the second quarter of 2017, compared to 13.4% for the second quarter of 2016. We anticipate this ratio will increase in the future through accelerated growth in other loan fees, loan swap fees, other fee income generated by our commercial banking teams, syndication fees and deposit fees and service charges driven by commercial cash and treasury management services. We continue to evaluate potential acquisitions of specialty commercial lending and other businesses that are also fee income generators.

Accounts receivable management / factoring commissions and other related fees represents fees generated in our factoring and payroll finance businesses. A portion of the fees generated in the factoring and payroll finance businesses are allocated to interest income on loans and the remainder is recognized as fee income. In factoring, we receive a nonrefundable factoring fee, which is generally a percentage of the factored receivables or sales volume and is designed to compensate us for the bookkeeping and collection services provided and, if applicable, the credit review of the client’s customer and assumption of customer credit risk. In payroll finance, we provide outsourcing support services for clients in the temporary staffing industry. We generate fee income in exchange for providing full back-office, payroll, tax and accounting services to independently-owned temporary staffing companies. Total fee income in these businesses declined $19, or 0.5%, to $4,137 for the three months ended June 30, 2017, compared to $4,156 for the year ago period. The decrease in fees between the periods is mainly due to an increasing proportion of client volume being allocated to the lending component versus the fee income component of the businesses. For the six months ended June 30, 2017, these fees were $7,906, compared to $8,650 for the same period a year ago, a decrease of 8.60% between the periods.
Total revenue generated by factoring and payroll finance clients, including fee income and interest income, was $11,699 in the second quarter of 2017 compared to $11,490 in the second quarter of 2016.

Mortgage banking income has decreased significantly in the first six months of 2017 as a result of the sale of our mortgage banking originations business, which was completed in August 2016. in 2017, mortgage banking income represented payments received from the purchaser of the business, which are based on the volume of residential mortgage loans originated by the personnel that was transfered to the purchaser in connection with the transaction. It also includes revenue and fee income generated by residential mortgage loans originated through our financial centers, which will be ongoing. In 2016, mortgage banking income represented the residential mortgage banking and mortgage brokerage business conducted through loan production offices that were located principally in Brooklyn, Great Neck and New York City and through our financial centers. Mortgage banking income was $130 in the second quarter of 2017, compared to $2,367 in the second quarter of 2016. For the six months ended June 30, 2017, mortgage banking income was $401, compared to $4,369 for the six months ended June 30, 2016.

Deposit fees and service charges were $3,249 for the second quarter of 2017, which represented an $835 decline compared to $4,084 for the same period a year ago. For the six months ended June 30, 2017, deposit fees and service charges were $6,584, which represented a decrease of $1,990 compared to the same period a year ago. Effective July 1, 2016, the Bank became subject to specific provisions of the Dodd-Frank Act, including the Durbin Amendment. As a result, the Bank’s interchange fee earned on debit card transactions, which is part of deposit fees and services charges, was reduced to comply with the provisions of the Durbin Amendment leading to the decrease in deposit fees and service charges between the periods.

Deposits gathered by our commercial banking teams are generally higher balance deposits but generate lower levels of fees and service charges than retail deposits. Although we anticipate generating greater cash and treasury management services income in the future, as the proportion of deposits generated by our commercial teams increases as a percentage of total deposits, the percentage of deposit fees and services charges to total deposits is likely to continue to decrease.

Net (loss) gain on sale of securities income represents losses or gains incurred on the sale of securities from our available for sale investment securities portfolio. We realized a net loss on sale of securities of $230 in the three months ended June 30, 2017 and a net gain on sale of securities of $4,474 in the three months ended June 30, 2016. Net gain on sale of securities in 2016 was the result of the sale of securities with net unrealized gains to reposition our securities portfolio to increase our proportion of holdings in municipal securities.

Bank owned life insurance (“BOLI”) income represents the change in the cash surrender value of life insurance policies owned by us. BOLI income was $1,652 for the second quarter of 2017 and $3,022 for the six months ended June 30, 2017 compared to $1,281 and $2,608 in the same periods a year ago, respectively.

Investment management fees historically represent fees from the sale of mutual funds and annuities and, until November 2016, also included trust fees. These revenues were $323 in the second quarter of 2017 and $554 for the first six months of 2017 compared to $934 and $2,058 in the same periods a year ago, respectively. The decrease was mainly due to the sale of our trust division in November 2016.

STERLING BANCORP AND SUBSIDIARIES

Other non-interest income principally includes miscellaneous loan fees earned, letter of credit fees, loan swap fees and safe deposit rentals. Other non-interest income increased $1,211 to $4,357 for the second quarter of 2017 from $3,146 for the same period a year ago. The increase in the second quarter of 2017 compared to the year earlier period was due to higher loan swap fees, higher loan syndication fees and higher other loan fees. Other non-interest income was $8,240 for the six months ended June 30, 2017, compared to $5,422 for the six months ended June 30, 2016. The increase over the six month periods was due to the same factors as those discussed fro the three month period.

Non-interest expense. The components of non-interest expense were as follows for the periods presented below:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Compensation and benefits	$31,394	$31,336	$62,785	$61,356
Stock-based compensation	1,897	1,747	3,633	3,287
Occupancy and office operations	8,833	8,810	16,967	18,092
Amortization of intangible assets	2,187	3,241	4,416	6,294
FDIC insurance and regulatory assessments	2,034	2,300	3,922	4,558
Other real estate owned expense, net	112	541	1,788	1,123
Merger-related expense	1,766	—	4,893	266
Loss on extinguishment of borrowings	—	—	—	8,716
Charge for asset write-downs, retention and severance	603	—	603	2,485
Other non-interest expense	10,831	11,665	21,000	22,394
Total non-interest expense	$59,657	$59,640	$120,007	$128,571

Non-interest expense for the three months ended June 30, 2017 was $59,657, a $17 increase compared to $59,640 for the three months ended June 30, 2016. For the six months ended June 30, 2017, non-interest expense was $120,007, a decrease of $8,564 compared to $128,571 for the six months ended June 30, 2016. The decrease between the six month periods was mainly due to a decrease in the loss on extinguishment of borrowings. Changes in the components of non-interest expense are discussed below.

Compensation and benefits was $31,394 for the three months ended June 30, 2017, compared to $31,336 for the three months ended June 30, 2016. For the three months ended June 30, 2017 compensation and benefits expense was basically flat with the prior year as growth in our commercial banking teams and risk management personnel offset declines from the sale of the residential mortgage originations business and trust division. For the six months ended June 30, 2017, compensation and employee benefits expense was $62,785 compared to $61,356 for the six months ended June 30, 2016. The increase in compensation and employee benefits for the six month period was mainly due to an increase in the accrual for self-funded medical insurance and personnel retained as a result of the NSBC Acquisition. As of June 30, 2017, our full-time equivalent employees were 997 compared to 1,065 at June 30, 2016. The decline in personnel between the periods was the result of the sale of the residential mortgage originations business, the sale of the trust division, and the ongoing consolidation of our financial centers. This was partially offset by the NSBC Acquisition, new commercial banking teams and additions to risk management personnel.

Stock-based compensation was $1,897 in the second quarter of 2017, compared to $1,747 in the second quarter of 2016. The increase in stock-based compensation expense between the periods is due to a greater percentage of compensation paid to our executive management and senior personnel in stock awards to better align the interests of management employees to those of our stockholders. For the six months ended June 30, 2017, stock-based compensation expense was $3,633 compared to $3,287 for the six months ended June 30, 2016. For additional information related to our employee benefit plans and stock-based compensation, see Note 11. “Stock-Based Compensation” in the consolidated financial statements included elsewhere in this report.

Occupancy and office operations was $8,833 in the second quarter of 2017, compared to $8,810 in the second quarter of 2016. For the six months ended June 30, 2017, occupancy and office operations expense was $16,967, compared to $18,092 for the six months ended June 30, 2016. The decrease between the six month periods was mainly due to the net consolidation of several financial centers since January 2016 and reduction in other back-office locations. At June 30, 2017, we had 40 financial center locations, compared to 42 financial centers at June 30, 2016. We continue to evaluate financial centers for consolidation as we believe that gathering deposits through a balance of commercial banking teams and a reduced number of financial centers is a more efficient and cost effective deposit gathering strategy. Our goal is to have a financial center network in which all of our locations meet or exceed our profitability and efficiency targets.

STERLING BANCORP AND SUBSIDIARIES

Amortization of intangible assets mainly includes amortization of core deposit intangible assets, customer lists and non-compete agreements. Amortization of intangible assets was $2,187 in the three months ended June 30, 2017, compared to $3,241 for the three months ended June 30, 2016. Amortization of intangible assets was $4,416 for the six months ended June 30, 2017, compared to $6,294 for the six months ended June 30, 2016. The decrease in amortization expense was due mainly to intangibles recorded in prior acquisitions that are now fully amortized. For additional information see Note 6. “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included elsewhere in this report.

FDIC insurance and regulatory assessments expense was $2,034 for the second quarter of 2017, compared to $2,300 for the second quarter of 2016. FDIC insurance and regulatory assessments expense was $3,922 for the six months ended June 30, 2017, compared to $4,558 for the six months ended June 30, 2016. The decrease between the periods was mainly due to a decline in the FDIC assessment charged to the Bank that occurred after the FDIC Deposit Insurance Fund reserve ratio reached 1.15%.

Other real estate owned (“OREO”) expense, net includes maintenance costs, taxes, insurance, write-downs (subsequent to any write-down at the time of foreclosure or transfer to OREO), and gains and losses from the disposition of OREO. OREO includes real estate assets that have been foreclosed and owned financial center locations that have been closed and are held for sale. OREO expense, net included the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Loss (gain) on sale	$(110)	$(257)	$(85)	$(269)
Direct property write-downs	—	418	1,293	582
Rental income	(12)	(20)	(25)	(42)
Property tax	165	198	327	571
Other expenses	69	202	278	281
OREO expense, net	$112	$541	$1,788	$1,123

OREO expense, net was $112 for the three months ended June 30, 2017, compared to $541 for the three months ended June 30, 2016. The decline was mainly due to lower direct property write-downs between the periods. OREO expense, net was $1,788 for the six months ended June 30, 2017, compared to $1,123 for the six months ended June 30, 2016. Based on updated appraisals and property valuations, we reduced the carrying value of several foreclosed properties in the first six months of 2017 and incurred a charge of $1,293 compared to $582 in the year earlier period. These write-downs facilitated the sale of several properties, and the balance of OREO declined by $3,421 to $10,198 for the six months ended June 30, 2017 compared to $13,619 at December 31, 2016.

Merger-related expense was $1,766 in the three months ended June 30, 2017 and was $4,893 for the six months ended June 30, 2017, compared to $266 for the six months ended June 30, 2016. There was no merger-related expense in the three months ended June 30, 2016. Merger-related expense for the second quarter of 2017 mainly represented costs associated with merger-related litigation settlements, risk management readiness assessments and merger integration communications all in connection with the Astoria Merger. Merger-related expense for the six months ended June 30, 2017 also included financial and legal advisory fees in connection with the Astoria Merger. Merger-related expense for the six months ended June 30, 2016 was incurred in connection with the NSBC Acquisition.

Loss on extinguishment of borrowings expense was $8,716 for the six months ended June 30, 2016. The loss was due to the repayment of $220,000 of fixed rate FHLB borrowings with a weighted average interest rate of 4.17%. These borrowings were replaced with deposits and short-term and overnight FHLB borrowings that had a substantially lower cost. We did not extinguish borrowings in the first half of 2017.

Charge for asset write-downs, retention and severance was $603 for the three and six months ended June 30, 2017, compared to $0 for the three months ended June 30, 2016 and $2,485 for the six months ended June 30, 2016. The charge in 2017 was related to the consolidation of two financial centers. The charge in 2016 was incurred in connection with the NSBC Acquisition and the continued consolidation of financial centers and other locations.

Other non-interest expense for the three months ended June 30, 2017 was $10,831, compared to $11,665 for the three months ended June 30, 2016 and was $21,000 for the six months ended June 30, 2017, compared to $22,394 for the same period a year ago. The decrease was mainly related to the sale of the residential mortgage originations business and the trust division. See Note 13. “Other

STERLING BANCORP AND SUBSIDIARIES

Non-Interest Expense” in the notes to the consolidated financial statements included elsewhere in this report for details on significant components.

Income Tax expense was $20,319 for the three months ended June 30, 2017 compared to $18,412 for the three months ended June 30, 2016, which represented an effective income tax rate of 32.4% and 32.8%, respectively. Income tax expense was $38,028 for the six months ended June 30, 2017 and was $30,655 for the six months ended June 30, 2016, which represented an effective income tax rate of 31.8% and 33.3%, respectively.

We currently estimate our effective tax rate for full year 2017 will be 32.5%. Our effective tax rate differs from the 35% federal statutory rate due mainly to the effect of tax exempt interest from public sector finance loans, municipal securities and BOLI income.

The adoption of a new accounting standard in the first quarter of 2017 required that tax benefits in excess of compensation costs associated with our stock-based compensation plans be included in income tax expense as a discrete item. In the three and six months ended June 30, 2017 we recorded a tax benefit of $64 and $806, respectively, associated with the vesting of stock-based compensation. This reduced our effective tax rate by 10 basis points and 68 basis points in the three and six months ended June 30, 2017, respectively. However, the effective income tax rate may change materially should changes to current tax law be enacted in 2017. Any changes to current tax law may also have an impact on our deferred tax position. See Note 10. “Income Taxes” in the notes to the consolidated financial statements included elsewhere in this report for additional information.

Portfolio Loans
The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the periods indicated.

	June 30, 2017		December 31, 2016
	Amount	%	Amount	%
Commercial:
C&I:
Traditional C&I	$1,602,659	15.7%	$1,404,774	14.7%
Asset-based lending	723,055	7.1	741,942	7.8
Payroll finance	239,618	2.3	255,549	2.7
Warehouse lending	687,701	6.7	616,946	6.5
Factored receivables	195,690	1.9	214,242	2.2
Equipment financing	704,750	6.9	589,315	6.2
Public sector finance	466,316	4.6	349,182	3.7
Total C&I	4,619,789	45.1	4,171,950	43.8
Commercial mortgage:
Commercial real estate	3,367,888	32.9	3,162,942	33.2
Multi-family	1,063,097	10.4	981,076	10.3
ADC	223,713	2.3	230,086	2.4
Total commercial mortgage	4,654,698	45.6	4,374,104	45.9
Total commercial	9,274,487	90.6	8,546,054	89.7
Residential mortgage	692,562	6.8	697,108	7.3
Consumer	265,268	2.6	284,068	3.0
Total portfolio loans	10,232,317	100.0%	9,527,230	100.0%
Allowance for loan losses	(70,151)		(63,622)
Total portfolio loans, net	$10,162,166		$9,463,608
Note the percentages in the table above are rounded to the nearest tenth of a percent.

Overview. Total portfolio loans, net, increased $698,558, or 14.9% on an annualized basis, to $10,162,166 at June 30, 2017, compared to $9,463,608 at December 31, 2016. At June 30, 2017, total C&I loans comprised 45.1% of the total loan portfolio, compared to 43.8% at December 31, 2016. Commercial mortgage loans comprised 45.6% and 45.9% of the total loan portfolio at June 30, 2017 and December 31, 2016, respectively.

STERLING BANCORP AND SUBSIDIARIES

C&I loans increased $447,839, or 21.6% on an annualized basis, in the first six months of 2017. Included in total C&I loans are asset-based lending, payroll finance, warehouse lending, factored receivables, equipment financing and public sector finance, which collectively comprise our commercial finance loan portfolio. The commercial finance loan portfolio increased by $249,954 in the first six months of 2017 and totaled $3,017,130 at June 30, 2017, compared to $2,767,176 at December 31, 2016, mainly due to the increase in warehouse lending and equipment finance described below.

Traditional C&I loans grew $197,885, public sector finance loans increased $117,134, equipment financing loans increased $115,435 and warehouse lending increased $70,755. Traditional C&I loans include loans generated by our commercial banking teams that are focused on franchise finance, healthcare finance and lender finance industry sectors. The increases in the C&I classes discussed above were partially offset by declines in asset-based lending, and seasonal declines in payroll finance and factored receivables, which typically reach their peak in the third and fourth calendar quarters.

Commercial real estate loans increased $204,946, or 13.1% on an annualized basis in the six months ended June 30, 2017. Multi-family loans grew $82,021, or 16.9% on an annualized basis, in the first six months of 2017. The main drivers of growth have been strong commercial real estate market conditions in the greater New York metropolitan area, increasing interest rates and pricing levels on new originations, and higher origination volumes given our increased number of commercial banking teams.

ADC loans, which are a component of commercial mortgage loans, declined $6,373 in the six months ended June 30, 2017. The decline was due to the payoff of two large construction loans. We have ceased originations of land acquisition and development loans. However, we do originate construction loans on an exception basis but only to select clients mostly within our immediate footprint.

Residential mortgage loans decreased $4,546 to $692,562 at June 30, 2017, compared to $697,108 at December 31, 2016. The majority of our residential mortgage loan originations were held for sale and sold in the secondary markets to various investors. We retain newly originated residential mortgage loans on an exception basis for select clients. We also acquire residential mortgage loans for Community Reinvestment Act purposes. Residential mortgage originations and portfolio balances have substantially decreased since the sale of our residential mortgage originations business in August 2016. Although the majority of such originations were sold in the secondary market, prior to the sale of the residential mortgage originations business we often retained non-conforming prime residential mortgage loans in our portfolio.

Delinquent Loans, Troubled Debt Restructuring, Impaired Loans, Other Real Estate Owned and Classified Assets

Past Due, Non-Performing Loans, Non-Performing Assets (Risk Elements). The table below sets forth the amounts and categories of our NPAs at the dates indicated. There were no asset-based lending, public sector finance, or warehouse lending loans that were non-performing at such dates.

STERLING BANCORP AND SUBSIDIARIES

	June 30,	December 31,
	2017	2016
Non-accrual loans:
Traditional C&I	$25,827	$26,386
Payroll finance	218	199
Factored receivables	191	618
Equipment financing	3,206	2,246
Commercial real estate	21,692	21,008
Multi-family	60	71
ADC	1,264	5,269
Residential mortgage	11,727	14,790
Consumer	6,231	6,576
Total non-accrual loans	70,416	77,163
Accruing loans past due 90 days or more	935	1,690
Total NPLs	71,351	78,853
OREO	10,198	13,619
Total NPAs	$81,549	$92,472
TDRs accruing and not included above	$14,029	$11,285
Ratios:
NPLs to total loans	0.70%	0.83%
NPAs to total assets	0.53	0.65

NPAs and NPLs. NPLs include non-accrual loans and accruing loans past due 90 days or more. NPAs include NPLs and OREO. At June 30, 2017, total NPLs declined $7,502 to $71,351 compared to $78,853 at December 31, 2016. This was due mainly to repayments. Non-accrual loans were $70,416 and loans 90 days past due and still accruing interest which were well secured and in the process of collection were $935. Non-accrual loans declined $6,747 from $77,163 at December 31, 2016. Loans past due 90 days or more and still accruing declined $755.

TDRs. TDRs still accruing interest income are loans modified for borrowers that have experienced financial difficulties but are performing in accordance with the terms of their loan prior to the modification. Loan modification concessions may include actions such as an extension of the maturity date or the lowering of interest rates and monthly payments. Nearly all of these performing TDR loans are secured by real estate. Total TDRs were $16,430 at June 30, 2017, of which $2,401 were non-accrual, none were 90 days past due and accruing, and $14,029 were performing according to their terms and accruing interest income. Total TDRs were $13,274 at December 31, 2016, of which $1,989 were non-accrual, none were 90 days past due and accruing, and $11,285 were performing according to their terms and accruing interest income. The increase in the six months ended June 30, 2017 was due to concessions granted to certain commercial real estate, equipment finance and residential mortgage clients. These balances are detailed in the TDR section of Note 4. “Loans” in the notes to the consolidated financial statements. As of June 30, 2017, there were no commitments to lend additional funds to borrowers with loans that have been classified as TDRs.

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
At June 30, 2017, we had OREO properties with a recorded balance of $10,198, compared to a recorded balance of $13,619 at December 31, 2016. The decrease was due to $4,284 in sales and $1,293 of write-downs to reflect the estimated current sale value of the properties. This was partially offset by OREO additions of $2,156 in the period.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality such as “substandard”, “doubtful”, or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions,

STERLING BANCORP AND SUBSIDIARIES

and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets is not warranted and are charged-off. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as “special mention”. As of June 30, 2017, we had $102,996 of loans designated as “special mention” compared to $104,569 at December 31, 2016.

Our determination as to the classification of our assets and the amount of our loan loss allowance are subject to review by our regulators, which can direct the charge-offs of loans and order the establishment of additions to our allowance for loan losses. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets at June 30, 2017, classified assets consisted of loans of $98,371 and OREO of $10,198. Classified loans were $95,594 and OREO was $13,619 at December 31, 2016. The increase in classified loans in the six months ended June 30, 2017 was mainly due to the designation of one taxi medallion loan relationship as substandard that had been classified special mention at December 31, 2016. This loan remains current as to payments and is on accrual.

Taxi Medallion Loans. At June 30, 2017, we had taxi medallion loans of $48,641, or 0.48%, compared to $51,680, or 0.54%, at December 31, 2016. The decline in the balance between the periods was due to repayments. Our taxi medallion loans are collateralized by New York City taxi medallions, and other corporate and personal collateral of the borrowers. One of our three taxi medallion borrower relationships in the amount of $23,351 is on non-accrual and two of the relationships are classified as substandard. The relationship that is on non-accrual declined by $365 in the first six months of 2017 as a result of repayments. We continue to closely monitor the collateral values, cash flows and performance of each of these loans and are working with our borrowers to reduce these outstanding balances.

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

The allowance for loan losses increased from $63,622 at December 31, 2016 to $70,151 at June 30, 2017, as the provision for loan losses exceeded net charge-offs by $3,212. The allowance for loan losses at June 30, 2017 represented 98.3% of non-performing loans and 0.69% of total portfolio loans. At December 31, 2016, the allowance for loan losses represented 80.7% of non-performing loans and 0.67% of total portfolio loans. Loans acquired in prior merger transactions were recorded with a fair value adjustment as of the acquisition date that included estimated lifetime credit losses and interest rate adjustments, among other factors (the “loan mark”). A substantial portion of portfolio loans covered by the loan mark continue to carry no allowance for loan losses. As a result, our allowance for loan losses to portfolio loans may not be comparable to other banking entities that have not engaged in mergers and acquisitions.

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

STERLING BANCORP AND SUBSIDIARIES

	June 30, 2017			December 31, 2016
	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans
Traditional C&I	$15,506	$1,602,659	15.7%	$12,864	$1,404,774	14.7%
Asset-based lending	2,582	723,055	7.1	3,316	741,942	7.8
Payroll finance	1,287	239,618	2.3	951	255,549	2.7
Warehouse lending	2,435	687,701	6.7	1,563	616,946	6.5
Factored receivables	1,151	195,690	1.9	1,669	214,242	2.2
Equipment financing	5,735	704,750	6.9	5,039	589,315	6.2
Public sector finance	1,887	466,316	4.6	1,062	349,182	3.7
Commercial real estate	25,181	3,367,888	32.9	20,466	3,162,942	33.2
Multi-family	5,028	1,063,097	10.4	4,991	981,076	10.3
ADC	920	223,713	2.2	1,931	230,086	2.4
Residential mortgage	5,124	692,562	6.8	5,864	697,108	7.3
Consumer	3,315	265,268	2.6	3,906	284,068	3.0
Total	$70,151	$10,232,317	100.0%	$63,622	$9,527,230	100.0%

Impaired Loans. A loan is impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loan values are based on one of three measures: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is less than its recorded investment, our practice is to write-down the loan against the allowance for loan losses so the recorded investment matches the impaired value of the loan. Impaired loans generally include a portion of non-performing loans and accruing and performing TDR loans. At June 30, 2017, we had $55,596 in impaired loans compared to $55,391 at December 31, 2016. The increase in impaired loans between June 30, 2017 and December 31, 2016 was due to additional loans identified as impaired in the first half of the year which was partially offset by borrower repayments.

PCI Loans. A PCI loan is an acquired loan that has demonstrated evidence of deterioration in credit quality subsequent to origination. As of June 30, 2017, the balance of PCI loans was $82,485, compared to $88,908 at December 31, 2016 and is mainly comprised of loans acquired in the HVB merger. The decline was due to borrower repayments. At June 30, 2017 and December 31, 2016, we held $11,142 and $12,241, respectively, of PCI loans, which are accounted for under the cost-recovery method and were included in our non-accrual loan totals above. The decline between the periods was mainly due to borrower repayments. The remaining PCI loans of $71,343 and $76,667 at June 30, 2017 and December 31, 2016, respectively, are accounted for under applicable guidance, which results in an accretable yield that represents the amount of expected cash flows that exceeds the initial investment in the loan. See the tables of loans evaluated for impairment by segment and changes in accretable yield for PCI loans in Note 4. “Portfolio Loans” in the notes to consolidated financial statements included elsewhere in this report for additional information.

Provision for Loan Losses. We recorded $4,500 in loan loss provision for the three months ended June 30, 2017, compared to $5,000 for the three months ended June 30, 2016. Net charge-offs for the three months ended June 30, 2017 were $1,288, or 0.05% of average loans on an annualized basis, compared to net charge-offs of $2,149, or 0.10%, of average loans on an annualized basis for the three months ended June 30, 2016. Provision expense the first six months of 2017 was driven mainly by growth in loan balances generated organically by our commercial banking teams, as well as loans acquired in prior mergers and acquisitions that are now subject to our allowance for loan losses. The decrease in the provision for loan losses between the periods was mainly due to the decline in non-performing loans between June 30, 2016 and June 30, 2017.

Changes in Financial Condition between June 30, 2017 and December 31, 2016

Total assets increased $1,198,229, or 8.5%, to $15,376,676 at June 30, 2017, compared to $14,178,447 at December 31, 2016. This increase was mainly due to the following:

•
Total portfolio loans increased by $705,087, or 7.4%, to $10,232,317 at June 30, 2017, compared to $9,527,230 at December 31, 2016. The increase was mainly due to loans originated by our commercial banking teams.

•
Total investment securities increased by $433,338, or 13.9%, to $3,552,176 at June 30, 2017, compared to $3,118,838 at December 31, 2016. We mainly acquired MBS and high investment grade tax-exempt securities issued by New York State, New York City, other municipal entities in New York, and by other states. The increase in securities was mainly in

STERLING BANCORP AND SUBSIDIARIES

connection with the repositioning of our securities portfolio in anticipation of the Astoria Merger closing. Investment securities were 23.1% of total assets at June 30, 2017, compared to 22.0% at December 31, 2016.

•
Cash and cash equivalents decreased by $11,479 to $282,167 at June 30, 2017, compared to $293,646 at December 31, 2016. Cash holdings at June 30, 2017 decreased mainly due to growth of loans and investment securities.

Total liabilities increased $1,122,029, or 9.1%, to $13,445,293 at June 30, 2017, compared to $12,323,264 at December 31, 2016. This increase was mainly due to the following:

•
Total deposits increased $434,451, or 4.3%, to $10,502,710 at June 30, 2017, compared to $10,068,259 at December 31, 2016. Our core retail, commercial and municipal transaction, money market and savings accounts were $9,230,918, which represented 87.9% of our total deposit balances. The increase in deposits was driven in part by our commercial banking teams, as several of our recent commercial banking hires are focused on growing deposits.

•
FHLB borrowings increased $499,000, to $2,290,000 at June 30, 2017, compared to $1,791,000 at December 31, 2016. The increase in FHLB borrowings was used, together with our deposit growth, to fund increases in loans and investment securities.

Supplemental Reporting of Non-GAAP Financial Measures
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance and to assess our performance compared to our annual budget and strategic plans. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors, analysts, regulators and others information that we use to manage and evaluate our performance each period. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements, and notes thereto, for the quarter ended June 30, 2017, included elsewhere in this report and the year ended December 31, 2016, included in the 2016 Annual Report on Form 10-K.

	June 30,
	2017	2016
The following table shows the reconciliation of stockholders’ equity to tangible stockholders’ equity and the tangible equity ratio [1]:
Total assets	$15,376,676	$13,065,248
Goodwill and other intangibles	(758,484)	(769,125)
Tangible assets	14,618,192	12,296,123
Stockholders’ equity	1,931,383	1,735,994
Goodwill and other intangibles	(758,484)	(769,125)
Tangible stockholders’ equity	$1,172,899	$966,869
Common stock shares outstanding at period end	135,658,226	130,620,463
Stockholders’ equity as a % of total assets	12.56%	13.29%
Book value per share	$14.24	$13.29
Tangible equity as a % of tangible assets	8.02%	7.86%
Tangible book value per share	$8.65	$7.40
______________
See legend on page 71.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
The following table shows the reconciliation of reported net income (GAAP) and adjusted net income (non-GAAP) and adjusted diluted EPS[2]:
Income before income tax expense	$62,719	$56,182	$119,495	$92,191
Income tax expense	20,319	18,412	38,028	30,655
Net income (GAAP)	42,400	37,770	81,467	61,536
Adjustments:
Net loss (gain) on sale of securities	230	(4,474)	253	(4,191)
Merger-related expense	1,766	—	4,893	266
Charge for asset write-downs, retention and severance	603	—	603	2,485
Loss on extinguishment of borrowings	—	—	—	8,716
Amortization of non-compete agreements and acquired customer lists	354	969	750	1,937
Total adjustments	2,953	(3,505)	6,499	9,213
Income tax (benefit)	(960)	1,149	(2,112)	(3,175)
Total adjustments net of tax	1,993	(2,356)	4,387	6,038
Adjusted net income (non-GAAP)	$44,393	$35,414	$85,854	$67,574

Weighted average diluted shares	135,922,897	130,688,729	135,867,861	130,522,021
Diluted EPS as reported (GAAP)	$0.31	$0.29	$0.60	$0.47
Adjusted diluted EPS (non-GAAP)	0.33	0.27	0.63	0.52
______________
See legend on page 71.

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
The following table shows the reconciliation of the reported operating efficiency ratio and adjusted operating efficiency ratio [3]:
Net interest income	$113,258	$100,380	$222,048	$193,890
Non-interest income	13,618	20,442	26,454	35,872
Total net revenue	126,876	120,822	248,502	229,764
Tax equivalent adjustment on securities interest income	4,195	3,161	8,297	5,248
Net (gain) on sale of securities	230	(4,474)	253	(4,191)
Adjusted total revenue (non-GAAP)	131,301	119,509	257,052	230,821
Non-interest expense	59,657	59,640	120,007	128,571
Merger-related expense	(1,766)	—	(4,893)	(266)
Charge for asset write-downs, retention and severance	(603)	—	(603)	(2,485)
Loss on extinguishment of borrowings	—	—	—	(8,716)
Amortization of intangible assets	(2,187)	(3,241)	(4,416)	(6,294)
Adjusted non-interest expense (non-GAAP)	$55,101	$56,399	$110,095	$110,810
Reported operating efficiency ratio	47.0%	49.4%	48.3%	56.0%
Adjusted operating efficiency ratio (non-GAAP)	42.0	47.2	42.8	48.0
__________________________
See legend on page 71.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
The following table shows the reconciliation of return on tangible assets and adjusted return on tangible assets [4]:
Average assets	$14,704,793	$12,700,038	$14,366,494	$12,350,704
Average goodwill and other intangibles	(759,847)	(770,931)	(760,955)	(759,172)
Average tangible assets	$13,944,946	$11,929,107	$13,605,539	$11,591,532
Net income	42,400	37,770	81,467	61,536
Net income, if annualized	170,066	151,910	164,284	123,748
Return on average tangible assets	1.22%	1.27%	1.21%	1.07%
Adjusted net income (non-GAAP)	$44,393	$35,414	$85,854	$67,574
Annualized adjusted net income	178,060	142,434	173,131	135,891
Adjusted return on average tangible assets (non-GAAP)	1.28%	1.19%	1.27%	1.11%
___________________________
See legend below.

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
The following table shows the reconciliation of return on average tangible equity and adjusted return on average tangible equity [5]:
Average stockholders’ equity	$1,913,933	$1,711,902	$1,891,633	$1,699,088
Average goodwill and other intangibles	(759,847)	(770,931)	(760,955)	(759,172)
Average tangible stockholders’ equity	1,154,086	940,971	1,130,678	939,916
Net income	42,400	37,770	81,467	61,536
Net income, if annualized	170,066	151,910	164,284	123,748
Reported return on average tangible equity	14.74%	16.14%	14.53%	13.17%
Adjusted net income (non-GAAP)	$44,393	$35,414	$85,854	$67,574
Annualized adjusted net income	178,060	142,434	173,131	135,891
Adjusted return on average tangible equity (non-GAAP)	15.43%	15.14%	15.31%	14.48%
_______________________
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

2 Adjusted net income and adjusted EPS present a summary of our earnings to exclude certain revenues and expenses (generally associated with discrete merger transactions and non-recurring strategic plans) to help in assessing our recurring profitability. Historically we have imputed income tax expense on adjusted earnings at our GAAP earnings effective tax rate. Due to the adoption of a new accounting standard in 2017 that requires all income tax effects related to settlements of share-based compensation awards be treated as a discrete item in income tax expense, our effective tax rate for GAAP earnings decreased from our estimate for full year 2017 of 32.5% to 31.2% for the quarter ended March 31, 2017 and 32.4% for the quarter ended June 30, 2017 . Therefore, for purposes of the adjusted earnings we recognized income tax expense at our 2017 anticipated effective tax rate of 32.5%.

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

STERLING BANCORP AND SUBSIDIARIES

4 Return on tangible assets and the adjusted return on tangible assets measures provide information to help assess our profitability.

5 Return on average tangible equity and the adjusted return on average tangible equity measures provide information to evaluate the use of our tangible equity.

Liquidity and Capital Resources

Capital. Stockholders’ equity was $1,931,383 as of June 30, 2017, an increase of $76,200 relative to December 31, 2016. The increase was mainly the result of net income of $81,467. Also contributing to the increase was an increase in other comprehensive income of $10,267, which was primarily due to a change in the fair value of our available for sale securities portfolio, as well as stock option exercises and stock-based compensation, which totaled $3,356. These increases were partially offset by declared dividends of $18,890.

We paid dividends of $0.07 per common share in each quarter of 2016 and in the first quarter of 2017, and the Board of Directors declared a dividend of $0.07 per common share on July 25, 2017, which is payable August 21, 2017 to our holders as of the record date of August 7, 2017.

Basel III Capital Rules. The Basel III Capital Rules became effective for us on January 1, 2015 (subject to a phase-in period for certain provisions). The rules are discussed in Note 15. “Stockholders’ Equity - Regulatory Capital Requirements” in the notes to consolidated financial statements included elsewhere in this report.

Liquidity. As discussed in our 2016 Form 10-K, our liquidity position is continuously monitored and we make adjustments to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset / liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic activity, volatility in the financial markets, unexpected credit events or other significant occurrences. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of June 30, 2017, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on us.

At June 30, 2017, the Bank had $261,392 in cash and cash equivalents on hand and unused borrowing capacity at the FHLB of $1,115,797. In addition, the Bank may purchase additional federal funds from other institutions and enter into additional repurchase agreements. The Bank had $1,750,000 of securities available to pledge as collateral as of June 30, 2017. The Bank was required to maintain $69,757 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at June 30, 2017.

We are a bank holding company and do not conduct operations. Our primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. At June 30, 2017, the Bank had capacity to pay up to $189,659 of dividends to us and maintain its “well capitalized” status under regulatory guidelines. However, the Bank also has developed internal capital management policies and procedures and, under these policies and procedures, the Bank could pay dividends to us of approximately $52,000 at June 30, 2017. We had cash on hand of $43,537 at June 30, 2017.

On September 5, 2016, we renewed our $25,000 Credit Facility which is more fully described in Note 8. “Borrowings” in the notes to consolidated financial statements included elsewhere in this report. The use of proceeds are for general corporate purposes. The Credit Facility has no outstanding balance and requires us and the Bank to maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. We and the Bank were in compliance with all requirements at June 30, 2017.

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

STERLING BANCORP AND SUBSIDIARIES

those strategies on our net interest margin, and the effect that changes in market interest rates would have on the economic value of our loan and securities portfolios, as well as the intrinsic value of our deposits and borrowings.

Management actively evaluates interest rate risk in connection with the Company’s lending, investing, and deposit activities. Management emphasizes the origination of commercial real estate loans, C&I loans, and consumer loans. The Company also invests in shorter term securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest earning assets by increasing our investments in shorter-term loans and securities may help us to better match the maturities and interest rates of the Company’s assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. These strategies may adversely affect net interest income due to lower initial yields on these investments in comparison to longer-term, fixed-rate loans and investments.

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

Estimated Changes in EVE and NII. The table below sets forth, as of June 30, 2017, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$1,725,489	$(247,165)	(12.5)%	$561,649	$55,690	11.0%
+200	1,827,415	(145,239)	(7.4)	544,132	38,173	7.5
+100	1,911,823	(60,831)	(3.1)	525,954	19,995	4.0
0	1,972,654	—	—	505,959	—	—
-100	1,966,053	(6,601)	(0.3)	478,118	(27,841)	(5.5)

The table above indicates that at June 30, 2017, in the event of an immediate 200 basis point increase in interest rates, we would expect to experience a 7.4% decrease in EVE and a 7.5% increase in NII. Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on EVE and NII beyond -100 basis points.

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

During the second quarter of 2017, the federal funds target rate increased a quarter point to 1.00 - 1.25%. U.S. Treasury yields with two year maturities increased 18 basis points from 1.20% to 1.38% over the six months ended June 30, 2017, while the yield on U.S. Treasury 10-year notes decreased 14 basis points from 2.45% to 2.31% over the same six month period. The decrease in interest rates on longer-term maturities relative to the increase in interest rates on short-term maturities resulted in a flatter 2-10 year U.S. Treasury yield curve at June 30, 2017 compared to December 31, 2016.  At its June 2017 meeting, the Federal Open Markets Committee (the “FOMC”) stated that its monetary policy remains accommodative.  The FOMC further stated that it expects that economic conditions will evolve in a manner that will warrant gradual increases in the federal funds rate and the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data. The committee expects to begin implementing a balance sheet normalization program

STERLING BANCORP AND SUBSIDIARIES

in 2017, provided that the economy evolves broadly as anticipated. However, should economic conditions improve at a faster pace than anticipated, the FOMC could increase the federal funds target rate quicker. This could cause the shorter end of the yield curve to rise disproportionately relative to the longer end, thereby resulting in an even flatter yield curve, which may result in greater margin compression.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In addition, on March 6, 2017, we announced we had entered into a merger agreement with Astoria. In connection with the execution of that agreement, we supplemented the risk factors previously disclosed in our 2016 Form 10-K under Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2017, also incorporated herein.

The risks described above and in our 2016 Form 10-K and Form 10-Q for the quarter ended March 31, 2017 are not the only risks that we encounter. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition and/or liquidity.

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

Sterling Bancorp

Date:	July 28, 2017	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	July 28, 2017	By:	/s/ Luis Massiani
Luis Massiani
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)