Form 10-Q
period 2017-09-30
STERLING BANCORP
filed 2017-11-03
CIK 1070154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares outstanding as of November 2, 2017
$0.01 per share	224,707,726

STERLING BANCORP AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
ASSETS:
Cash and due from banks	$407,203	$293,646
Securities:
Available for sale, at fair value	2,579,076	1,727,417
Held to maturity, at amortized cost (fair value of $1,932,755 and $1,357,997 at September 30, 2017 and December 31, 2016, respectively)	1,936,574	1,391,421
Total securities	4,515,650	3,118,838
Loans held for sale	—	41,889
Portfolio loans	10,493,535	9,527,230
Allowance for loan losses	(72,128)	(63,622)
Portfolio loans, net	10,421,407	9,463,608
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, at cost	191,276	135,098
Accrued interest receivable	57,561	43,319
Premises and equipment, net	56,378	57,318
Goodwill	696,600	696,600
Other intangible assets, net	59,690	66,353
Bank owned life insurance	204,281	199,889
Other real estate owned	11,697	13,619
Other assets	158,354	48,270
Total assets	$16,780,097	$14,178,447
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$11,043,438	$10,068,259
FHLB borrowings	3,016,000	1,791,000
Other borrowings	188,403	16,642
Senior Notes	76,719	76,469
Subordinated Notes	172,661	172,501
Mortgage escrow funds	19,148	13,572
Other liabilities	292,248	184,821
Total liabilities	14,808,617	12,323,264
Commitments and Contingent liabilities (See Note 16. “Commitments and Contingencies”)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 310,000,000 shares authorized at September 30, 2017; 190,000,000 shares authorized at December 31, 2016; 141,043,149 shares issued at September 30, 2017 and December 31, 2016; 135,807,544 and 135,257,570 shares outstanding at September 30, 2017 and December 31, 2016, respectively)	1,411	1,411
Additional paid-in capital	1,590,752	1,597,287
Treasury stock, at cost (5,235,605 shares at September 30, 2017 and 5,785,579 at December 31, 2016)	(59,674)	(66,188)
Retained earnings	452,650	349,308
Accumulated other comprehensive (loss), net of tax (benefit) of $(8,918) at September 30, 2017 and $(17,390) at December 31, 2016	(13,659)	(26,635)
Total stockholders’ equity	1,971,480	1,855,183
Total liabilities and stockholders’ equity	$16,780,097	$14,178,447
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Income Statements (Unaudited)
(Dollars in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest and dividend income:
Loans and loan fees	$119,898	$100,503	$336,308	$286,195
Securities taxable	15,141	9,870	40,536	32,548
Securities non-taxable	8,542	6,751	23,951	16,501
Other earning assets	2,111	1,037	5,160	3,232
Total interest and dividend income	145,692	118,161	405,955	338,476
Interest expense:
Deposits	13,392	9,201	33,805	23,938
Borrowings	12,227	5,830	30,029	17,518
Total interest expense	25,619	15,031	63,834	41,456
Net interest income	120,073	103,130	342,121	297,020
Provision for loan losses	5,000	5,500	14,000	14,500
Net interest income after provision for loan losses	115,073	97,630	328,121	282,520
Non-interest income:
Accounts receivable management / factoring commissions and other fees	4,764	4,898	12,670	13,548
Mortgage banking income	121	1,153	522	5,522
Deposit fees and service charges	3,309	3,407	9,893	11,981
Net (loss) gain on sale of securities	(21)	3,433	(274)	7,624
Bank owned life insurance	1,320	1,891	4,342	4,499
Investment management fees	271	1,086	825	3,144
Other	4,224	3,171	12,464	8,593
Total non-interest income	13,988	19,039	40,442	54,911
Non-interest expense:
Compensation and benefits	32,433	32,501	95,218	93,857
Stock-based compensation plans	1,969	1,673	5,602	4,960
Occupancy and office operations	8,583	8,021	25,550	26,113
Amortization of intangible assets	2,166	3,241	6,582	9,535
FDIC insurance and regulatory assessments	2,310	2,151	6,232	6,709
Other real estate owned expense, net	894	721	2,682	1,844
Merger-related expense	4,109	—	9,002	265
Charge for asset write-downs, retention and severance	—	2,000	603	4,485
Loss on extinguishment of borrowings	—	1,013	—	9,729
Other	10,153	10,935	31,153	33,330
Total non-interest expense	62,617	62,256	182,624	190,827
Income before income tax expense	66,444	54,413	185,939	146,604
Income tax expense	21,592	16,991	59,620	47,646
Net income	$44,852	$37,422	$126,319	$98,958
Weighted average common shares:
Basic	135,346,791	130,239,193	135,276,634	130,049,358
Diluted	135,950,160	130,875,614	135,895,513	130,645,705
Earnings per common share:
Basic	$0.33	$0.29	$0.93	$0.76
Diluted	0.33	0.29	0.93	0.76
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$44,852	$37,422	$126,319	$98,958
Other comprehensive income (loss), before tax:
Change in unrealized holding gains (losses) on securities available for sale	4,209	(2,112)	20,374	39,691
Accretion of net unrealized loss on securities transferred to held to maturity	238	542	726	1,243
Reclassification adjustment for net realized losses (gains) included in net income	21	(3,433)	274	(7,624)
Change in the actuarial loss of defined benefit plan and post-retirement benefit plans	10	(18)	74	379
Total other comprehensive income (loss), before tax	4,478	(5,021)	21,448	33,689
Deferred tax (expense) benefit related to other comprehensive income	(1,769)	1,984	(8,472)	(13,672)
Other comprehensive income (loss), net of tax	2,709	(3,037)	12,976	20,017
Comprehensive income	$47,561	$34,385	$139,295	$118,975
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share and per share data)

	Number of shares	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity
Balance at January 1, 2016	130,006,926	$1,367	$1,506,612	$(76,190)	$245,408	$(12,124)	$1,665,073
Net income	—	—	—	—	98,958	—	98,958
Other comprehensive income	—	—	—	—	—	20,017	20,017
Stock option & other stock transactions, net	413,819	—	428	4,807	(1,084)	—	4,151
Restricted stock awards, net	432,928	—	(2,263)	5,121	1,394	—	4,252
Cash dividends declared ($0.21 per common share)	—	—	—	—	(27,291)	—	(27,291)
Balance at September 30, 2016	130,853,673	$1,367	$1,504,777	$(66,262)	$317,385	$7,893	$1,765,160

Balance at January 1, 2017	135,257,570	$1,411	$1,597,287	$(66,188)	$349,308	$(26,635)	$1,855,183
Net income	—	—	—	—	126,319	—	126,319
Other comprehensive income	—	—	—	—	—	12,976	12,976
Stock option & other stock transactions, net	118,598	—	146	1,627	(436)	—	1,337
Restricted stock awards, net	431,376	—	(6,681)	4,887	5,806	—	4,012
Cash dividends declared ($0.21 per common share)	—	—	—	—	(28,347)	—	(28,347)
Balance at September 30, 2017	135,807,544	$1,411	$1,590,752	$(59,674)	$452,650	$(13,659)	$1,971,480

See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine months ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$126,319	$98,958
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses	14,000	14,500
Net loss from write-downs and sales of other real estate owned	1,647	280
Net loss on extinguishment of debt (FHLB borrowings and Senior Notes)	—	9,729
Depreciation of premises and equipment	6,639	6,282
Asset write-downs, retention and severance compensation and other restructuring charges	603	4,485
Amortization of intangible assets	6,582	9,535
Amortization of low income housing tax credits	414	390
Net loss (gain) on sale of securities	274	(7,624)
Net gain on loans held for sale	(952)	(6,228)
Net amortization of premiums on securities	16,635	11,100
Net accretion of purchase discount and amortization of net deferred loan costs	(10,515)	(13,590)
Net accretion of debt issuance costs and amortization of premium on borrowings	410	1,140
Restricted stock compensation expense	5,456	4,615
Stock option compensation expense	146	345
Originations of loans held for sale	(5,159)	(385,135)
Proceeds from sales of loans held for sale	48,000	343,778
Increase in cash surrender value of bank owned life insurance	(4,442)	(4,499)
Deferred income tax (benefit) expense	(1,933)	250
Other adjustments (principally net changes in other assets and other liabilities)	(16,761)	(12,479)
Net cash provided by operating activities	187,363	75,832
Cash flows from investing activities:
Purchases of securities:
Available for sale	(1,017,426)	(546,353)
Held to maturity	(619,649)	(714,868)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	164,598	225,346
Held to maturity	64,158	52,040
Proceeds from sales of securities available for sale	15,247	858,531
Portfolio loan originations, net	(900,269)	(903,802)
Portfolio loans purchased	(94,912)	(163,320)
Proceeds from sale of loans held for investment	28,990	81,758
Purchases of FHLB and FRB stock, net	(56,178)	9,088
Proceeds from sales of other real estate owned	5,182	3,416
Purchases of premises and equipment	(5,699)	(2,229)
Proceeds from BOLI death benefit and redemption from termination of bank owned life insurance	50	2,231
Purchases of low income housing tax credits	(8,260)	—
Cash paid for acquisition, net	—	(346,690)
Net cash (used in) investing activities	(2,424,168)	(1,444,852)

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine months ended
	September 30,
	2017	2016
Cash flows from financing activities:
Net increase in transaction, savings and money market deposits	$992,573	$1,565,798
Net (decrease) increase in certificates of deposit	(17,394)	51,448
Net increase (decrease) in short-term FHLB borrowings	200,000	(86,000)
Advances of term FHLB borrowings	1,975,000	700,000
Repayments of term FHLB borrowings	(950,000)	(842,396)
Repayment of Senior Notes	—	(23,793)
Net increase in other borrowings	171,761	4,625
Proceeds from issuance of Bank Subordinated Notes	—	171,813
Net increase in mortgage escrow funds	5,576	2,058
Proceeds from stock option exercises	1,193	3,703
Cash dividends paid	(28,347)	(27,291)
Net cash provided by financing activities	2,350,362	1,519,965
Net increase in cash and cash equivalents	113,557	150,945
Cash and cash equivalents at beginning of period	293,646	229,513
Cash and cash equivalents at end of period	$407,203	$380,458
Supplemental cash flow information:
Interest payments	$57,357	$39,174
Income tax payments	67,625	25,880
Real estate acquired in settlement of loans	4,907	4,780
Unsettled securities transactions	30,594	—
Loans transferred from held for investment to held for sale	28,990	81,758

Acquisitions:
Non-cash assets acquired:
Total loans, net	$—	$320,447
Accrued interest receivable	—	1,443
Goodwill	—	25,698
Customer list	—	1,500
Premises and equipment, net	—	176
Other assets	—	2,265
Total non-cash assets acquired	—	351,529
Liabilities assumed:
Other liabilities	—	4,839
Total liabilities assumed	—	4,839
Net non-cash assets acquired	—	346,690
Cash and cash equivalents received in acquisitions	—	4,762
Total consideration paid	$—	$351,452
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

(d) Merger with Astoria Financial Corporation
On October 2, 2017, the Company completed its merger with Astoria Financial Corporation (“Astoria”). Astoria merged with and into the Company. The Company was the accounting acquirer and the surviving entity. Astoria Bank, the principal subsidiary of Astoria, merged into the Bank. We refer to these transactions as the “Astoria Merger”. As the Astoria Merger was completed on October 2, 2017, Astoria’s balances or results of operations are not included in this Quarterly Report on Form 10-Q. See Note 20. “Merger with Astoria Financial Corporation”.

(e) Adoption of New Accounting Standard
Effective January 1, 2017, the Company adopted the provisions of Accounting Standard Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This standard requires that all income tax effects related to settlements of stock-based compensation awards be reported in earnings as an increase or decrease to income tax expense. The adoption of this standard reduced reported income tax expense by $64 in the third quarter of 2017, and $806 in the nine months ended September 30, 2017. The Company also elected to recognize forfeitures of stock-based compensation awards as they occur, which did not have a material impact to the consolidated financial statements.

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

(3) Securities

A summary of amortized cost and estimated fair value of securities as of September 30, 2017 and December 31, 2016 is presented below. The term “MBS” refers to mortgage-backed securities and the term “CMOs” refers to collateralized mortgage obligations. Both of these terms are further defined in Note 17. “Fair Value Measurements”.

	September 30, 2017
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Residential MBS:
Agency-backed	$1,879,874	$3,392	$(13,299)	$1,869,967	$273,727	$1,767	$(1,820)	$273,674
CMOs/Other MBS	66,863	39	(851)	66,051	35,223	55	(466)	34,812
Total residential MBS	1,946,737	3,431	(14,150)	1,936,018	308,950	1,822	(2,286)	308,486
Other securities:
Federal agencies	233,097	—	(7,340)	225,757	58,531	1,557	—	60,088
Corporate	119,211	1,523	(690)	120,044	35,000	966	—	35,966
State and municipal	296,799	1,994	(1,536)	297,257	1,518,343	8,751	(14,754)	1,512,340
Other	—	—	—	—	15,750	125	—	15,875
Total other securities	649,107	3,517	(9,566)	643,058	1,627,624	11,399	(14,754)	1,624,269
Total securities	$2,595,844	$6,948	$(23,716)	$2,579,076	$1,936,574	$13,221	$(17,040)	$1,932,755

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	December 31, 2016
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Residential MBS:
Agency-backed	$1,213,733	$569	$(20,821)	$1,193,481	$277,539	$1,353	$(3,625)	$275,267
CMOs/Other MBS	57,563	44	(926)	56,681	40,594	74	(572)	40,096
Total residential MBS	1,271,296	613	(21,747)	1,250,162	318,133	1,427	(4,197)	315,363
Other securities:
Federal agencies	204,770	2	(10,793)	193,979	58,200	1,392	—	59,592
Corporate	43,464	150	(1,108)	42,506	35,048	431	(11)	35,468
State and municipal	245,304	739	(5,273)	240,770	974,290	3,571	(36,232)	941,629
Other	—	—	—	—	5,750	195	—	5,945
Total other securities	493,538	891	(17,174)	477,255	1,073,288	5,589	(36,243)	1,042,634
Total securities	$1,764,834	$1,504	$(38,921)	$1,727,417	$1,391,421	$7,016	$(40,440)	$1,357,997

The amortized cost and estimated fair value of securities at September 30, 2017 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential MBS are shown separately since they are not due at a single maturity date.

	September 30, 2017
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Remaining period to contractual maturity:
One year or less	$15,768	$15,798	$58,985	$59,078
One to five years	150,116	150,284	74,591	76,114
Five to ten years	314,574	310,946	248,328	252,765
Greater than ten years	168,649	166,030	1,245,720	1,236,312
Total securities with a stated maturity date	649,107	643,058	1,627,624	1,624,269
Residential MBS	1,946,737	1,936,018	308,950	308,486
Total securities	$2,595,844	$2,579,076	$1,936,574	$1,932,755

Sales of securities for the periods indicated below were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Available for sale:
Proceeds from sales	$5,015	$300,047	$15,247	$858,531
Gross realized gains	1	4,272	7	10,667
Gross realized losses	(22)	(839)	(281)	(3,043)
Income tax (benefit) expense on realized net (losses) gains	(7)	1,141	(89)	2,535

At September 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity, other than the U.S. federal government and its agencies.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table summarizes securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position for the periods presented below:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available for sale
September 30, 2017
Residential MBS:
Agency-backed	$1,102,564	$(7,583)	$195,399	$(5,716)	$1,297,963	$(13,299)
CMOs/Other MBS	38,979	(298)	20,935	(553)	59,914	(851)
Total residential MBS	1,141,543	(7,881)	216,334	(6,269)	1,357,877	(14,150)
Other securities:
Federal agencies	96,258	(1,443)	129,498	(5,897)	225,756	(7,340)
Corporate	47,691	(115)	15,288	(575)	62,979	(690)
State and municipal	43,670	(177)	58,042	(1,359)	101,712	(1,536)
Total other securities	187,619	(1,735)	202,828	(7,831)	390,447	(9,566)
Total	$1,329,162	$(9,616)	$419,162	$(14,100)	$1,748,324	$(23,716)
December 31, 2016
Residential MBS:
Agency-backed	$1,101,641	$(20,816)	$686	$(5)	$1,102,327	$(20,821)
CMOs/Other MBS	38,841	(506)	15,239	(420)	54,080	(926)
Total residential MBS	1,140,482	(21,322)	15,925	(425)	1,156,407	(21,747)
Other securities:
Federal agencies	185,504	(10,793)	4	—	185,508	(10,793)
Corporate	10,399	(137)	14,942	(971)	25,341	(1,108)
State and municipal	173,062	(5,196)	3,733	(77)	176,795	(5,273)
Total other securities	368,965	(16,126)	18,679	(1,048)	387,644	(17,174)
Total securities	$1,509,447	$(37,448)	$34,604	$(1,473)	$1,544,051	$(38,921)

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table summarizes securities held to maturity with unrecognized losses, segregated by the length of time in a continuous unrecognized loss position for the periods presented below:

	Continuous unrecognized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Held to maturity
September 30, 2017
Residential MBS:
Agency-backed	$118,898	$(1,428)	$11,570	$(392)	$130,468	$(1,820)
CMOs/Other MBS	18,704	(209)	11,740	(257)	30,444	(466)
Total residential MBS	137,602	(1,637)	23,310	(649)	160,912	(2,286)
Other securities:
State and municipal	594,870	(5,005)	415,640	(9,749)	1,010,510	(14,754)
Total other securities	594,870	(5,005)	415,640	(9,749)	1,010,510	(14,754)
Total	$732,472	$(6,642)	$438,950	$(10,398)	$1,171,422	$(17,040)
December 31, 2016
Residential MBS:
Agency-backed	$185,116	$(3,623)	$213	$(2)	$185,329	$(3,625)
CMOs/Other MBS	34,786	(572)	—	—	34,786	(572)
Total residential MBS	219,902	(4,195)	213	(2)	220,115	(4,197)
Other securities:
Corporate	—	—	5,037	(11)	5,037	(11)
State and municipal	758,690	(36,169)	2,816	(63)	761,506	(36,232)
Total other securities	758,690	(36,169)	7,853	(74)	766,543	(36,243)
Total securities	$978,592	$(40,364)	$8,066	$(76)	$986,658	$(40,440)

At September 30, 2017, a total of 198 available for sale securities were in a continuous unrealized loss position for less than 12 months and 93 available for sale securities were in a continuous unrealized loss position for 12 months or longer. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other than temporary impairment (“OTTI”) losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Company anticipates it will receive full value for the securities. Furthermore, as of September 30, 2017, management did not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons related to credit quality. As of September 30, 2017, management believes the impairments detailed in the table above are temporary.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

Securities pledged for borrowings at the FHLB and other institutions, and securities pledged for municipal deposits and other purposes, were as follows for the periods presented below:

	September 30,	December 31,
	2017	2016
Available for sale securities pledged for borrowings, at fair value	$898,414	$67,599
Available for sale securities pledged for municipal deposits, at fair value	318,428	398,961
Available for sale securities pledged for customer back-to-back swaps, at fair value	—	126
Held to maturity securities pledged for borrowings, at amortized cost	195,340	55,343
Held to maturity securities pledged for municipal deposits, at amortized cost	1,359,827	958,246
Total securities pledged	$2,772,009	$1,480,275

(4) Portfolio Loans

The composition of the Company’s loan portfolio, excluding loans held for sale, was the following for the periods presented below:

	September 30,	December 31,
	2017	2016
Commercial:
Commercial and industrial (“C&I”):
Traditional C&I	$1,726,018	$1,404,774
Asset-based lending	794,632	741,942
Payroll finance	251,003	255,549
Warehouse lending	669,860	616,946
Factored receivables	236,051	214,242
Equipment financing	679,127	589,315
Public sector finance	484,973	349,182
Total C&I	4,841,664	4,171,950
Commercial mortgage:
Commercial real estate	3,453,151	3,162,942
Multi-family	1,020,094	981,076
Acquisition, development & construction (“ADC”)	236,456	230,086
Total commercial mortgage	4,709,701	4,374,104
Total commercial	9,551,365	8,546,054
Residential mortgage	684,093	697,108
Consumer	258,077	284,068
Total portfolio loans	10,493,535	9,527,230
Allowance for loan losses	(72,128)	(63,622)
Total portfolio loans, net	$10,421,407	$9,463,608

Total portfolio loans include net deferred loan origination fees of $3,742 and $1,788 at September 30, 2017 and December 31, 2016, respectively.

At September 30, 2017 and December 31, 2016, the Company pledged residential mortgage and commercial real estate loans of $2,607,655 and $2,050,982, respectively, to the FHLB as collateral for certain borrowing arrangements. See Note 8. “Borrowings”.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following tables set forth the amounts and status of the Company’s loans, troubled debt restructurings (“TDRs”) and non-performing loans at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$1,695,373	$2,694	$2,312	$230	$25,409	$1,726,018
Asset-based lending	794,632	—	—	—	—	794,632
Payroll finance	250,999	—	—	—	4	251,003
Warehouse lending	669,860	—	—	—	—	669,860
Factored receivables	236,051	—	—	—	—	236,051
Equipment financing	670,455	4,400	432	—	3,840	679,127
Public sector finance	484,973	—	—	—	—	484,973
Commercial real estate	3,426,670	4,352	1,177	78	20,874	3,453,151
Multi-family	1,020,039	—	—	—	55	1,020,094
ADC	234,628	—	—	—	1,828	236,456
Residential mortgage	671,083	1,956	978	84	9,992	684,093
Consumer	247,829	2,202	988	—	7,058	258,077
Total portfolio loans	$10,402,592	$15,604	$5,887	$392	$69,060	$10,493,535
Total TDRs included above	$16,212	$1,879	$527	$—	$27,967	$46,585
Non-performing loans:
Loans 90+ days past due and still accruing					$392
Non-accrual loans					69,060
Total non-performing loans					$69,452

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	December 31, 2016
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$1,376,181	$835	$817	$555	$26,386	$1,404,774
Asset-based lending	741,942	—	—	—	—	741,942
Payroll finance	254,715	—	14	621	199	255,549
Warehouse lending	616,946	—	—	—	—	616,946
Factored receivables	213,624	—	—	—	618	214,242
Equipment financing	583,835	2,142	1,092	—	2,246	589,315
Public sector finance	349,182	—	—	—	—	349,182
Commercial real estate	3,140,561	967	—	406	21,008	3,162,942
Multi-family	981,005	—	—	—	71	981,076
ADC	224,817	—	—	—	5,269	230,086
Residential mortgage	675,750	5,509	951	108	14,790	697,108
Consumer	274,719	2,423	350	—	6,576	284,068
Total portfolio loans	$9,433,277	$11,876	$3,224	$1,690	$77,163	$9,527,230
Total TDRs included above	$11,032	$253	$—	$—	$1,989	$13,274
Non-performing loans:
Loans 90+ days past due and still accruing					$1,690
Non-accrual loans					77,163
Total non-performing loans					$78,853

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table provides additional analysis of the Company’s non-accrual loans at September 30, 2017 and December 31, 2016:

	September 30, 2017				December 31, 2016
	Recorded investment non-accrual loans	Recorded investment PCI(1) non-accrual loans	Recorded investment total non-accrual loans	Unpaid principal balance non-accrual loans	Recorded investment non-accrual loans	Recorded investment PCI(1) non-accrual loans	Recorded investment total non-accrual loans	Unpaid principal balance non-accrual loans
Traditional C&I	$21,386	$4,023	$25,409	$25,752	$22,338	$4,048	$26,386	$26,386
Payroll finance	4	—	4	—	199	—	199	199
Factored receivables	—	—	—	—	618	—	618	618
Equipment financing	—	—	3,840	3,840	2,246	—	2,246	2,246
Commercial real estate	17,657	3,217	20,874	25,290	15,063	5,945	21,008	25,619
Multi-family	55	—	55	63	71	—	71	71
ADC	1,828	—	1,828	2,024	5,269	—	5,269	5,398
Residential mortgage	9,636	356	9,992	12,619	13,399	1,391	14,790	18,190
Consumer	6,337	721	7,058	8,649	5,719	857	6,576	7,865
Total	$56,903	$8,317	$69,060	$78,237	$64,922	$12,241	$77,163	$86,592

(1) The Company acquired loans for which there was, at acquisition, both evidence of deterioration of credit quality since origination and the probability, at acquisition, that all contractually required payments would not be collected. These loans are classified as purchased credit impaired loans (“PCI loans”).

There were no non-accrual asset-based lending, warehouse lending or public sector finance loans at September 30, 2017 or December 31, 2016.

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

At September 30, 2017 and December 31, 2016, the recorded investment of residential mortgage loans that was in the process of foreclosure was $6,780 and $9,263, respectively, which is included in non-accrual residential mortgage loans above.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at September 30, 2017:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Traditional C&I	$24,509	$1,689,063	$12,446	$1,726,018	$—	$17,200	$17,200
Asset-based lending	—	792,382	2,250	794,632	—	4,776	4,776
Payroll finance	—	251,003	—	251,003	—	2,191	2,191
Warehouse lending	—	669,860	—	669,860	—	3,734	3,734
Factored receivables	—	236,051	—	236,051	—	1,273	1,273
Equipment financing	5,789	673,338	—	679,127	—	4,461	4,461
Public sector finance	—	484,973	—	484,973	—	1,352	1,352
Commercial real estate	14,719	3,400,311	38,121	3,453,151	—	23,203	23,203
Multi-family	—	1,015,858	4,236	1,020,094	—	4,054	4,054
ADC	5,584	230,611	261	236,456	—	1,314	1,314
Residential mortgage	1,605	681,389	1,099	684,093	—	5,054	5,054
Consumer	3,216	253,421	1,440	258,077	—	3,516	3,516
Total portfolio loans	$55,422	$10,378,260	$59,853	$10,493,535	$—	$72,128	$72,128

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at December 31, 2016:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Traditional C&I	$25,221	$1,365,466	$14,087	$1,404,774	$—	$12,864	$12,864
Asset-based lending	—	724,247	17,695	741,942	—	3,316	3,316
Payroll finance	570	254,979	—	255,549	—	951	951
Warehouse lending	—	616,946	—	616,946	—	1,563	1,563
Factored receivables	—	214,242	—	214,242	—	1,669	1,669
Equipment financing	1,413	587,902	—	589,315	—	5,039	5,039
Public sector finance	—	349,182	—	349,182	—	1,062	1,062
Commercial real estate	14,853	3,104,057	44,032	3,162,942	—	20,466	20,466
Multi-family	—	976,710	4,366	981,076	—	4,991	4,991
ADC	9,025	216,094	4,967	230,086	—	1,931	1,931
Residential mortgage	2,545	692,396	2,167	697,108	—	5,864	5,864
Consumer	1,764	280,710	1,594	284,068	—	3,906	3,906
Total portfolio loans	$55,391	$9,382,931	$88,908	$9,527,230	$—	$63,622	$63,622
Management considers a loan to be impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Evaluation of impairment is generally treated the same across all classes of loans on a loan-by-loan basis, except residential mortgage loans and consumer loans, which include home equity lines of credit (“HELOC”) with an outstanding balance of $500 or less, which are generally evaluated for impairment on a homogeneous pool basis. When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole remaining source of

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

The carrying amount of PCI loans is presented in the tables above. At September 30, 2017, the net recorded amount of PCI loans was $59,853, which included $2,250 of asset-based lending loans acquired in the NSBC Acquisition. There was $775 and $685 of specific impairments included in the balance of accretable yield associated with PCI loans at September 30, 2017 and December 31, 2016, respectively.

The following table presents the changes in the balance of the accretable yield discount for PCI loans for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$10,877	$11,307	$11,117	$11,211
Balances acquired in the NSBC Acquisition	—	—	—	2,200
Accretion of income	(2,412)	(1,168)	(4,612)	(3,447)
Reclassification from non-accretable difference	1,412	1,398	3,372	1,573
Balance at end of period	$9,877	$11,537	$9,877	$11,537

Income is not recognized on PCI loans unless the Company can reasonably estimate the cash flows that are expected to be collected over the life of the loan. The balance of PCI loans that were treated under the cost recovery method was $8,317 and $12,241 at September 30, 2017 and December 31, 2016, respectively.

The following table presents loans individually evaluated for impairment, excluding PCI loans, by segment of loans at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Unpaid principal balance	Recorded investment	Unpaid principal balance	Recorded investment
Loans with no related allowance recorded:
Traditional C&I	$24,886	$24,509	$25,221	$25,221
Payroll finance	—	—	570	570
Equipment financing	5,789	5,789	1,413	1,413
Commercial real estate	16,488	14,719	16,365	14,853
ADC	5,850	5,584	9,025	9,025
Residential mortgage	1,943	1,605	2,545	2,545
Consumer	3,216	3,216	1,764	1,764
Total	$58,172	$55,422	$56,903	$55,391

At September 30, 2017 and December 31, 2016, there were no asset-based lending, warehouse lending, factored receivables, public sector finance or multi-family loans that were individually evaluated for impairment.

The Company’s policy generally requires a charge-off of the difference between the present value of the cash flows or the net collateral value of the collateral securing the loan and the Company’s recorded investment. As a result, there were no impaired loans with an allowance recorded at September 30, 2017 or December 31, 2016.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table presents the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for the three months ended September 30, 2017 and September 30, 2016:

	For the three months ended
	September 30, 2017			September 30, 2016
	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
Loans with no related allowance recorded:
Traditional C&I	$24,653	$8	$—	$27,173	$30	$—
Factored receivables	—	—	—	247	—	—
Equipment financing	5,469	—	—	2,028	—	—
Commercial real estate	13,258	95	—	16,414	64	—
ADC	5,611	48	—	8,434	63	—
Residential mortgage	1,060	—	—	515	—	—
Consumer	2,356	—	—	1,895	—	—
Total	$52,407	$151	$—	$56,706	$157	$—

There were no impaired loans with an allowance recorded at September 30, 2017 or December 31, 2016. For the three months and nine months ended September 30, 2017 and 2016, there were no asset-based lending, payroll finance, warehouse lending, public sector finance or multi-family loans that were impaired and there was no cash-basis interest income recognized.

The following table presents the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for the nine months ended September 30, 2017 and September 30, 2016:

	For the nine months ended
	September 30, 2017			September 30, 2016
	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
Loans with no related allowance recorded:
Traditional C&I	$24,747	$22	$—	$22,370	$45	$—
Factored receivables	—	—	—	82	—	—
Equipment financing	3,429	—	—	1,259	—	—
Commercial real estate	10,410	271	—	13,516	135	—
ADC	5,562	154	—	8,346	178	—
Residential mortgage	787	—	—	515	—	—
Consumer	1,927	—	—	1,380	—	—
Total	$46,862	$447	$—	$47,468	$358	$—

There were no asset-based lending, payroll finance, warehouse lending, public sector finance, or multi-family loans that were impaired.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

Troubled Debt Restructuring (“TDRs”)
The following tables set forth the amounts and past due status of the Company’s TDRs at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$567	$—	$—	$—	$23,188	$23,755
Equipment financing	961	1,879	—	—	—	2,840
Commercial real estate	2,940	—	—	—	118	3,058
ADC	4,189	—	—	—	1,828	6,017
Residential mortgage	5,379	—	336	—	2,648	8,363
Consumer	2,176	—	191	—	185	2,552
Total	$16,212	$1,879	$527	$—	$27,967	$46,585

	December 31, 2016
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$572	$—	$—	$—	$128	$700
Equipment financing	—	—	—	—	29	29
Commercial real estate	2,443	253	—	—	—	2,696
ADC	5,962	—	—	—	458	6,420
Residential mortgage	2,055	—	—	—	1,374	3,429
Total	$11,032	$253	$—	$—	$1,989	$13,274
There were no asset-based lending, payroll finance, warehouse lending, factored receivables, public sector finance, or multi-family loans that were TDRs for either period presented above. At December 31, 2016, there also were no consumer loans that were TDRs. The Company did not have outstanding commitments to lend additional amounts to customers with loans classified as TDRs as of September 30, 2017 or December 31, 2016.
There were eight loans modified as a TDR in the nine months ended September 30, 2017. These TDRs did not increase the allowance for loan losses and did not result in charge-offs in the nine months ended September 30, 2017.
The following table presents loans by segment modified as TDRs that occurred during the first nine months of 2017 and 2016:

	September 30, 2017			September 30, 2016
		Recorded investment			Recorded investment
	Number	Pre- modification	Post- modification	Number	Pre- modification	Post- modification
Traditional C&I	1	$23,188	$23,188	—	$—	$—
Equipment financing	2	3,088	3,088	—	—	—
Commercial real estate	2	1,724	1,724	—	—	—
ADC	1	797	797	—	—	—
Residential mortgage	2	552	551	1	469	469
Total TDRs	8	$29,349	$29,348	1	$469	$469

There were no asset-based lending, payroll finance, warehouse lending, factored receivables, public sector finance, multi-family or consumer loans modified as TDRs during the first nine months of 2017 and 2016.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

There were no TDRs that were modified during the nine months ended September 30, 2017 or 2016 that subsequently defaulted (which is defined as missing three consecutive monthly payments or being over 90 days past due on a scheduled payment). The traditional C&I loan that was designated as a TDR is a taxi medallion loan that was on non-accrual prior to its restructuring.

(5) Allowance for Loan Losses

Activity in the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016 is summarized below:

	For the three months ended September 30, 2017
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision / (reversal of)	Ending balance
Traditional C&I	$15,506	$(68)	$316	$248	$1,446	$17,200
Asset-based lending	2,582	—	1	1	2,192	4,775
Payroll finance	1,287	(188)	1	(187)	1,091	2,191
Warehouse lending	2,435	—	—	—	1,299	3,734
Factored receivables	1,151	(564)	5	(559)	679	1,271
Equipment financing	5,735	(741)	45	(696)	(577)	4,462
Public sector finance	1,887	—	—	—	(535)	1,352
Commercial real estate	25,181	(1,345)	17	(1,328)	(648)	23,205
Multi-family	5,028	—	—	—	(974)	4,054
ADC	920	(5)	—	(5)	399	1,314
Residential mortgage	5,124	(389)	—	(389)	319	5,054
Consumer	3,315	(156)	48	(108)	309	3,516
Total allowance for loan losses	$70,151	$(3,456)	$433	$(3,023)	$5,000	$72,128
Annualized net charge-offs to average loans outstanding:						0.12%

	For the three months ended September 30, 2016
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision / (reversal of)	Ending balance
Traditional C&I	$11,057	$(570)	$381	$(189)	$434	$11,302
Asset-based lending	3,280	—	—	—	193	3,473
Payroll finance	1,165	—	—	—	145	1,310
Warehouse lending	652	—	—	—	829	1,481
Factored receivables	1,585	(60)	10	(50)	511	2,046
Equipment financing	5,346	(377)	123	(254)	108	5,200
Public sector finance	894	—	—	—	216	1,110
Commercial real estate	17,523	(630)	111	(519)	2,073	19,077
Multi-family	3,463	(399)	—	(399)	657	3,721
ADC	2,042	—	—	—	(298)	1,744
Residential mortgage	4,875	(338)	—	(338)	347	4,884
Consumer	3,983	(259)	48	(211)	285	4,057
Total allowance for loan losses	$55,865	$(2,633)	$673	$(1,960)	$5,500	$59,405
Annualized net charge-offs to average loans outstanding:						0.09%

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	For the nine months ended September 30, 2017
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision/ (reversal of)	Ending balance
Traditional C&I	$12,864	$(919)	$978	$59	$4,277	$17,200
Asset-based lending	3,316	—	5	5	1,454	4,775
Payroll finance	951	(188)	1	(187)	1,427	2,191
Warehouse lending	1,563	—	—	—	2,171	3,734
Factored receivables	1,669	(871)	23	(848)	450	1,271
Equipment financing	5,039	(1,822)	331	(1,491)	914	4,462
Public sector finance	1,062	—	—	—	290	1,352
Commercial real estate	20,466	(2,372)	117	(2,255)	4,994	23,205
Multi-family	4,991	—	—	—	(937)	4,054
ADC	1,931	(27)	269	242	(859)	1,314
Residential mortgage	5,864	(668)	159	(509)	(301)	5,054
Consumer	3,906	(687)	177	(510)	120	3,516
Total allowance for loan losses	$63,622	$(7,554)	$2,060	$(5,494)	$14,000	$72,128
Annualized net charge-offs to average loans outstanding:						0.08%

	For the nine months ended September 30, 2016
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision/ (reversal of)	Ending balance
Traditional C&I	$9,922	$(1,488)	$847	$(641)	$2,021	$11,302
Asset-based lending	2,793	—	62	62	618	3,473
Payroll finance	1,936	(28)	32	4	(630)	1,310
Warehouse lending	589	—	—	—	892	1,481
Factored receivables	1,457	(933)	51	(882)	1,471	2,046
Equipment financing	4,925	(1,406)	333	(1,073)	1,348	5,200
Public sector finance	547	—	—	—	563	1,110
Commercial real estate	13,861	(734)	185	(549)	5,765	19,077
Multi-family	2,741	(417)	2	(415)	1,395	3,721
ADC	2,009	—	104	104	(369)	1,744
Residential mortgage	5,007	(771)	29	(742)	619	4,884
Consumer	4,358	(1,302)	194	(1,108)	807	4,057
Total allowance for loan losses	$50,145	$(7,079)	$1,839	$(5,240)	$14,500	$59,405
Annualized net charge-offs to average loans outstanding:						0.08%

Credit Quality Indicators
As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators, including trends related to (i) the weighted-average risk grade of commercial loans; (ii) the level of classified commercial loans; (iii) the delinquency status of residential mortgage and consumer loans, including HELOC and other consumer loans; (iv) net charge-offs; (v) non-performing loans (see details above); and (vi) the general economic conditions in the greater New York metropolitan region. The Company analyzes loans individually by classifying the loans by credit risk, except residential mortgage loans, HELOC and other consumer loans, which are evaluated on a homogeneous pool basis unless the loan balance is greater than $500. This analysis is performed at least quarterly on all criticized/classified loans. The Company uses the following definitions of risk ratings:

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

Loans that are risk-rated 1 through 6, as defined above, are considered to be pass-rated loans. As of September 30, 2017 and December 31, 2016, the risk category of gross loans by segment was as follows:

	September 30, 2017			December 31, 2016
	Special mention	Substandard	Doubtful	Special mention	Substandard	Doubtful
Traditional C&I	$10,717	$44,307	$794	$12,125	$28,977	$442
Asset-based lending	40,312	—	—	35,373	—	—
Payroll finance	14,703	1,976	—	—	820	—
Factored receivables	270	—	—	185	433	—
Equipment financing	10,703	5,204	—	2,128	3,397	—
Commercial real estate	35,105	28,970	—	39,190	29,463	—
Multi-family	—	634	—	7,072	658	—
ADC	4,204	4,948	—	6,899	8,870	—
Residential mortgage	978	10,958	—	951	15,796	—
Consumer	992	7,208	1	646	6,738	—
Total	$117,984	$104,205	$795	$104,569	$95,152	$442

There were no criticized or classified warehouse lending or public sector finance loans for the periods presented. There were no loans rated “loss” at September 30, 2017 or December 31, 2016.

(6) Goodwill and Other Intangible Assets

The balance of goodwill and other intangible assets for the periods presented were as follows:

	September 30,	December 31,
	2017	2016
Goodwill	$696,600	$696,600
Other intangible assets:
Core deposits	$32,515	$37,455
Customer lists	6,312	7,683
Non-compete agreements	354	625
Trade name	20,500	20,500
Fair value of below market leases	9	90
Total	$59,690	$66,353

The decrease in other intangible assets at September 30, 2017 compared to December 31, 2016 was due to amortization of intangibles.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2017 was as follows:

Amortization expense
Remainder of 2017	$2,175
2018	7,285
2019	6,074
2020	5,428
2021	5,022
2022	4,522
Thereafter	8,684
Total	$39,190

(7) Deposits

Deposit balances at September 30, 2017 and December 31, 2016 were as follows:

	September 30,	December 31,
	2017	2016
Non-interest bearing demand	$3,134,359	$3,239,332
Interest bearing demand	2,397,172	2,220,456
Savings	807,845	747,031
Money market	4,137,702	3,277,686
Certificates of deposit	566,360	583,754
Total deposits	$11,043,438	$10,068,259
Total municipal deposits were $1,751,012 and $1,270,921 at September 30, 2017 and December 31, 2016, respectively. See Note 3. “Securities” for the aggregate amount of securities that were pledged as collateral for municipal deposits and other purposes.
Brokered deposits at September 30, 2017 and December 31, 2016 were as follows:

	September 30,	December 31,
	2017	2016
Interest bearing demand	$24,518	$426,437
Savings	—	5,560
Money market	499,413	246,572
Money market - reciprocal brokered deposits	142,094	153,060
CDARs[1] and ICS[2] one way	259,106	—
Total brokered deposits	$925,131	$831,629
1 CDARs are deposits generated through the certificate of deposit account registry service.
2 ICS are deposits generated through the insured cash sweep program.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

(8) Borrowings

The Company’s borrowings and weighted average interest rates were as follows for the periods presented:

	September 30,		December 31,
	2017		2016
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB borrowings	$3,016,000	1.40%	$1,791,000	1.01%
Repurchase agreements	28,403	0.74	16,642	0.75
Federal funds purchased	160,000	1.31	—	—
Senior Notes	76,719	5.98	76,469	5.98
Subordinated Notes	172,661	5.45	172,501	5.45
Total borrowings	$3,453,783	1.70%	$2,056,612	1.56%
By remaining period to maturity:
Less than one year	$2,621,122	1.46%	$1,397,642	0.87%
One to two years	410,000	1.59	311,469	2.53
Two to three years	200,000	1.78	75,000	1.50
Three to four years	50,000	1.68	50,000	1.38
Four to five years	—	—	50,000	1.68
Greater than five years	172,661	5.45	172,501	5.45
Total borrowings	$3,453,783	1.70%	$2,056,612	1.56%

FHLB borrowings. As a member of the FHLB, the Bank may borrow up to a discounted percentage of the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of September 30, 2017 and December 31, 2016, the Bank had total residential mortgage and commercial real estate loans pledged after discount of $2,607,655 and $2,050,982, respectively. In addition to the pledged mortgages, the Bank had also pledged securities to secure borrowings, which are disclosed in Note 3. “Securities.” As of September 30, 2017, the Bank had unused borrowing capacity at the FHLB of $1,053,356 and may increase its borrowing capacity by pledging securities not required to be pledged for other purposes with a collateral value of approximately $1,379,691.

Repurchase agreements. The Bank enters into sales of securities under agreements to repurchase. These repurchase agreements facilitate the needs of our customers and a portion of our secured short-term funding needs. Securities sold under agreements to repurchase at September 30, 2017 and December 31, 2016 are secured short-term borrowings that mature in one to 45 days and are generally renewed on a continuous basis. Repurchase agreements are stated at the amount of cash received in connection with these transactions. The securities pledged under these repurchase agreements fluctuate in value due to market conditions. The Bank is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.

Federal funds purchased. The Bank maintains federal funds purchase lines with several financial institutions. Federal funds purchased are short-term borrowings that typically mature overnight. Federal funds purchased totaled $160,000 and $0 at September 30, 2017 and December 31, 2016, respectively.

Senior Notes. On July 2, 2013, the Company issued $100,000 principal amount of 5.50% fixed rate senior notes (the “Senior Notes”) through a private placement at a discount of 1.75%. The cost of issuance was $303, and at September 30, 2017 and December 31, 2016 the unamortized discount was $281 and $531, respectively, which will be accreted to interest expense over the life of the Senior Notes, resulting in an effective yield of 5.98%. Interest is due semi-annually in arrears on January 2 and July 2 until maturity on July 2, 2018. During September 2016, the Company redeemed $23,000 of the Senior Notes.

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

single series with the Subordinated Notes issued in March 2016. The Subordinated Notes issued September 2016 were issued to the purchasers at a premium of 0.50% and an underwriters discount of 1.25%. The cost of issuance was $275. At September 30, 2017, the net unamortized discount of all Subordinated Notes was $2,339, which will be accreted to interest expense over the life of the Subordinated Notes, resulting in an effective yield of 5.45%. Interest is due semi-annually in arrears on April 1 and October 1 of each year, until April 1, 2021. From and including April 1, 2021, the Subordinated Notes will bear interest at a floating rate per annum equal to three-month LIBOR plus 3.937%, payable quarterly on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2021, through maturity on April 1, 2026 or earlier redemption. The Subordinated Notes are also redeemable by the Bank, in whole or in part, on April 1, 2021 and each interest payment date thereafter. The Subordinated Notes are redeemable in whole at any time upon the occurrence of certain specified events. The Subordinated Notes are unsecured, subordinated obligations of the Bank and are subordinated in right of payment to all of the Bank’s existing and future senior indebtedness, including claims of depositors and general creditors. The Subordinated Notes qualify as Tier 2 capital for regulatory purposes. See Note 15. “Stockholders’ Equity” for additional information.

Revolving line of credit. Effective September 5, 2017, the Company renewed and increased to $35,000 its revolving line of credit facility (the “Credit Facility”). The Credit Facility, which is with another financial institution, matures on September 4, 2018. The balance was zero at September 30, 2017 and December 31, 2016. The use of proceeds are for general corporate purposes. The Credit Facility and accrued interest is payable at maturity, and the Company is required to maintain a zero balance for at least 30 days during its term. Loans under the Credit Facility bear interest at one-month LIBOR plus 1.25%. Under the terms of the Credit Facility, the Company and the Bank must maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. The Company and the Bank were in compliance with all requirements of the Credit Facility at September 30, 2017.

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

The Company has entered into interest rate swap contracts that are both over-the-counter, or OTC, and those that are exchanged on futures markets such as the Chicago Mercantile Exchange, or the CME. At September 30, 2017 and December 31, 2016, the OTC derivatives are included in the financial statements at the gross fair value amount of the asset (included in other assets) and liability (included in other liabilities), which represents the change in the fair value of the contract since inception. Effective for the quarter ended March 31, 2017, the CME amended its rulebook to legally characterize variation margin payments (a payment made based on changes in the fair value of the interest rate swap contracts) as a settlement, referred to as settled-to-market, or STM. As a result of this change, at September 30, 2017 the Company paid cash as STM in the amount of $2,059 for the net fair value of its CME interest rate swap contracts with another financial institution. The variation margin payment changes daily, positively or negatively, based on a change in the fair value of the underlying interest rate swap contracts.

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

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

Summary information as of September 30, 2017 and December 31, 2016 regarding these derivatives is presented below:

	Notional amount	Average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
September 30, 2017
Included in other assets:
Third-party interest rate swap	$154,798				$442
Customer interest rate swap	352,213				4,341
Total	$507,011	5.98	4.21%	1 m Libor +2.28%	$4,783
Included in other liabilities:
Third-party interest rate swap	(352,213)				$(2,918)
Customer interest rate swap	(154,798)				(3,924)
Total	$(507,011)	5.98	4.21%	1 m Libor +2.28%	$(6,842)
December 31, 2016
3rd party interest rate swap	$296,282	5.63	3.94%	1 m Libor + 2.29%	$2,088
Customer interest rate swap	(296,282)	5.63	3.94	1 m Libor + 2.29%	(2,088)

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Income before income tax expense	$66,444	$54,413	$185,939	$146,604
Tax at Federal statutory rate of 35%	23,253	19,045	65,076	51,312
State and local income taxes, net of Federal tax benefit	2,531	2,938	7,302	7,923
Tax exempt interest, net of disallowed interest	(5,213)	(3,942)	(12,487)	(7,734)
Bank owned life insurance income	(462)	(643)	(1,484)	(1,518)
Non-deductible acquisition related costs	237	—	1,193	—
Low income housing tax credits	(139)	(118)	(416)	(352)
Stock-based compensation benefit(1)	(1)	—	(807)	—
Other, net	1,386	(289)	1,243	(1,985)
Actual income tax expense	$21,592	$16,991	$59,620	$47,646
Effective income tax rate	32.5%	31.2%	32.1%	32.5%

(1)See Note 1. “Basis of Financial Statement Presentation - Adoption of New Accounting Standard” for additional information.

Net deferred tax assets totaled $33,569 at September 30, 2017 and $40,548 at December 31, 2016. No valuation allowance was recorded against deferred tax assets as of those dates, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. There were no unrecognized tax benefits during any of the reported periods.

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

The Company’s stockholders approved the 2015 Omnibus Equity and Incentive Plan (the “2015 Plan”) on May 28, 2015. The 2015 Plan permits the grant of stock options, stock appreciation rights, restricted stock (both time-based and performance-based), restricted stock units, deferred stock and other stock-based awards. The total number of shares that may be awarded under the 2015 Plan is 2,800,000 shares plus the remaining shares available for grant under the stockholder approved 2014 Stock Incentive Plan (the “2014 Plan”) as of the date of adoption of the 2015 Plan. At September 30, 2017, there were, in aggregate, 3,146,510 shares available for future grant under the 2015 Plan.

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

Restricted stock awards are granted with a fair value equal to the market price of the Company’s common stock at the date of grant. Stock option awards are granted with a strike price that is equal to the market price of the Company’s common stock at the date of grant. The restricted stock awards generally vest in equal installments annually on the anniversary date and have total vesting periods ranging from one to five years, while stock options have 10-year contractual terms.

In connection with the merger of the Company and Legacy Sterling Bancorp (“Legacy Sterling”) in 2013, the Company granted 104,152 options at an exercise price of $14.25 per share pursuant to a Registration Statement on Form S-8 under which the Company assumed all outstanding fully-vested Legacy Sterling stock options. All options were exercised or expired on March 15, 2017. The Company also granted 95,991 shares under the Legacy Sterling Bancorp 2013 Employment Inducement Award Plan to certain executive officers of Legacy Sterling. In addition, the Company issued 255,973 shares of restricted stock from shares available under a prior plan to certain executives of Legacy Sterling. The weighted average grant date fair value under both of these plans was $11.72 per share, and the restricted stock awards vested in October 2016.

The following table summarizes the activity in the Company’s active stock-based compensation plans for the nine months ended September 30, 2017:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at January 1, 2017	3,639,838	932,223	$14.09	1,004,119	$11.00
Granted	(556,534)	556,534	24.07	—	—
Stock awards vested	—	(155,498)	14.28	—	—
Exercised	—	—	—	(118,598)	10.06
Forfeited	68,113	(66,113)	18.84	(2,000)	13.18
Canceled/expired	(4,907)	—	—	—	13.18
Balance at September 30, 2017	3,146,510	1,267,146	$19.61	883,521	$11.12
Exercisable at September 30, 2017				776,767	$10.81

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $11,956 and $10,748, respectively, at September 30, 2017.

The Company uses an option pricing model to estimate the grant date fair value of stock options granted. There were no stock options granted during the nine months ended September 30, 2017 or September 30, 2016.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense associated with stock options and non-vested stock awards and the related income tax benefit are presented below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock options	$48	$95	$146	$345
Non-vested stock awards/performance units	1,921	1,579	5,456	4,615
Total	$1,969	$1,674	$5,602	$4,960
Income tax benefit	640	557	1,821	1,652
Proceeds from stock option exercises	65	2,278	1,193	3,703

Unrecognized stock-based compensation expense as of September 30, 2017 was as follows:

September 30, 2017
Stock options	$12
Non-vested stock awards/performance units	14,894
Total	$14,906

The weighted average period over which unrecognized stock options expense is expected to be recognized is 0.11 years. The weighted average period over which unrecognized non-vested stock awards/performance units expense is expected to be recognized is 1.70 years.

(12) Other Post-Retirement Plans

Total other post-retirement expense is comprised of the following for the periods presented below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$—	$—	$—	$—
Interest cost	101	104	302	313
Net amortization and deferral	8	16	26	48
Total other post-retirement expense	$109	$120	$328	$361

Total other post-retirement expense is included as a component of compensation and benefits expense in the consolidated income statements.

The Company’s other post-retirement plans include non-qualified Supplemental Executive Retirement Plans (“SERPs”) that provide certain directors, officers and executives with supplemental retirement benefits. The Company contributed $109 and $77 to fund SERP benefits during the nine months ended September 30, 2017 and 2016, respectively. Total post-retirement plan liabilities were $12,344 and $12,125 at September 30, 2017 and December 31, 2016, respectively, and are included in other liabilities in the consolidated balance sheets.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

(13) Other Non-interest Expense

Other non-interest expense items for the three and nine months ended September 30, 2017 and 2016, respectively, are presented in the following table:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Other non-interest expense:
Advertising and promotion	$649	$737	$2,034	$2,273
Professional fees	2,234	2,604	6,917	7,684
Data and check processing	2,512	2,402	7,402	6,417
Insurance & surety bond premium	841	821	2,065	2,503
Other	3,917	4,371	12,735	14,453
Total other non-interest expense	$10,153	$10,935	$31,153	$33,330

(14) Earnings Per Common Share

The following is a summary of the calculation of earnings per share (“EPS”):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$44,852	$37,422	$126,319	$98,958
Weighted average common shares outstanding for computation of basic EPS	135,346,791	130,239,193	135,276,634	130,049,358
Common-equivalent shares due to the dilutive effect of stock options and unvested performance share grants(1)	603,369	636,421	618,879	596,347
Weighted average common shares for computation of diluted EPS	135,950,160	130,875,614	135,895,513	130,645,705
Earnings per common share:
Basic	$0.33	$0.29	$0.93	$0.76
Diluted	0.33	0.29	0.93	0.76
Weighted average common shares that could be exercised that were anti-dilutive for the period(2)	—	—	—	—
(1) Represents incremental shares computed using the treasury stock method.
(2) Anti-dilutive shares are not included in determining diluted earnings per share. There were no anti-dilutive shares in the three and nine months ended September 30, 2017 or September 30, 2016.
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

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital (as defined in the regulations) for both the Bank and the Company includes a permissible portion of the allowance for loan losses and $172,661 and $156,699 of the Subordinated Notes, respectively. During the final five years of the term of the Subordinated Notes, the permissible portion eligible for inclusion in Tier 2 capital decreases by 20% annually.

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

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and effective January 1, 2017, increased to the 1.25% level and will be phased-in over a four-year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank.

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

The following tables present actual and required capital ratios as of September 30, 2017 and December 31, 2016 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2017 and December 31, 2016 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	Actual		Minimum capital required - Basel III phase-in schedule		Minimum capital required - Basel III fully phased-in		Required to be considered well- capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
September 30, 2017
Common equity tier 1 to RWA:
Sterling National Bank	$1,276,461	10.41%	$704,960	5.75%	$858,212	7.00%	$796,911	6.50%
Sterling Bancorp	1,259,416	10.27	704,787	5.75	858,002	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	1,276,461	10.41%	888,862	7.25%	1,042,114	8.50%	980,813	8.00%
Sterling Bancorp	1,259,416	10.27	888,645	7.25	1,041,859	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	1,521,795	12.41%	1,134,065	9.25%	1,287,317	10.50%	1,226,017	10.00%
Sterling Bancorp	1,488,787	12.15	1,133,788	9.25	1,287,002	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	1,276,461	8.54	597,687	4.00%	597,687	4.00%	747,109	5.00%
Sterling Bancorp	1,259,416	8.42	598,037	4.00	598,037	4.00	N/A	N/A

	Actual		Minimum capital required - Basel III phase-in schedule		Minimum capital required - Basel III fully phased-in		Required to be considered well- capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2016
Common equity tier 1 to RWA:
Sterling National Bank	$1,176,497	10.87%	$554,663	5.125%	$757,588	7.00%	$703,475	6.50%
Sterling Bancorp	1,160,739	10.73	554,474	5.125	757,330	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	1,176,497	10.87%	717,003	6.625%	919,928	8.50%	865,815	8.00%
Sterling Bancorp	1,160,739	10.73	716,759	6.625	919,615	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	1,413,165	13.06%	933,457	8.625%	1,136,382	10.50%	1,082,269	10.00%
Sterling Bancorp	1,377,547	12.73	933,139	8.625	1,135,995	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	1,176,497	9.08%	518,308	4.000%	518,308	4.00%	647,885	5.00%
Sterling Bancorp	1,160,739	8.95	518,733	4.000	518,733	4.00	N/A	N/A

The Bank and the Company are subject to the regulatory capital requirements administered by the FRB, and, for the Bank, the Office of the Comptroller of the Currency. Regulatory authorities can initiate certain mandatory actions if the Bank or the Company fails to meet the minimum capital requirements, which could have a direct material effect on our financial statements. As of September 30, 2017, management believes that the Bank and the Company meet all capital adequacy requirements to which they are subject.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

(b) Dividend Restrictions
The Company is mainly dependent on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that fiscal year combined with the retained net profits for the preceding two fiscal years. Under the foregoing dividend restrictions and while maintaining its “well-capitalized” status, at September 30, 2017, the Bank had capacity to pay aggregate dividends of up to $221,000 to the Company without prior regulatory approval.

(c) Capital Raise
On November 22, 2016, the Company completed a public offering of 4,370,000 shares of common stock at an offering price of $20.95 per share for gross proceeds of approximately $92,863, and net proceeds, after underwriting discounts, commissions and other costs of issuance, of $90,995.

(d) Stock Repurchase Plans
From time to time, the Company’s Board of Directors has authorized stock repurchase plans. The Company has 776,713 shares that are available to be purchased under a previously announced stock repurchase program. There were no shares repurchased under the repurchase program during the nine months ended September 30, 2017 or September 30, 2016.

(e) Liquidation Rights
Upon completion of a second-step conversion in January 2004, the Bank established a special “liquidation account” in accordance with Office of the Comptroller of the Currency regulations. The account was established for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders (as defined in the plan of conversion) in an amount equal to the greater of (i) the Mutual Holding Company’s (as defined in the plan of conversion) ownership interest in the retained earnings of the Bank as of the date of its latest balance sheet contained in the prospectus; or (ii) the retained earnings of the Bank at the time that the Bank reorganized into the Mutual Holding Company in 1999. Each Eligible Account Holder and Supplemental Eligible Account Holder that continues to maintain his or her deposit account at the Bank would be entitled, in the event of a complete liquidation of the Bank, to a pro rata interest in the liquidation account prior to any payment to the stockholders of the Company. The liquidation account is reduced annually on September 30 to the extent that Eligible Account Holders and Supplemental Eligible Account Holders have reduced their qualifying deposits as of each anniversary date. At September 30, 2017, the liquidation account had a balance of $13,300. Subsequent increases in deposits do not restore such account holder’s interest in the liquidation account. The Bank may not pay cash dividends or make other capital distributions if the effect thereof would reduce its stockholders’ equity below the amount of the liquidation account.

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

The contractual or notional amounts of these instruments, which reflect the extent of the Company’s involvement in particular classes of off-balance sheet financial instruments, are summarized as follows:

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
Loan origination commitments	$252,197	$245,319
Unused lines of credit	1,025,171	968,288
Letters of credit	131,611	114,582

(b) Lease Commitments
The Company leases certain premises and equipment under operating leases with terms expiring through January 2034. Included in occupancy and office operations expense was net rent expense of $1,874 and $2,394 during the three months ended September 30, 2017 and 2016, respectively, and net rent expense of $6,263 and $8,115 during the nine months ended September 30, 2017 and 2016, respectively. Future minimum lease payments due under non-cancelable operating leases at September 30, 2017 were as follows:

Remainder of 2017	$2,478
2018	9,616
2019	8,513
2020	7,607
2021	6,168
2022	5,039
2023 and thereafter	15,716
$55,137

(c) Litigation
The Company and the Bank are involved in a number of judicial proceedings concerning matters arising from their business activities. These include routine legal proceedings arising in the ordinary course of business. These proceedings also include actions brought against the Company and the Bank with respect to corporate matters and transactions in which the Company and the Bank are or were involved; in particular, the Company has been named as a defendant in shareholder litigation arising out of the announcement of the Astoria Merger. While the Company believes these claims are without merit, the Company has agreed to settle the litigations related to the Astoria Merger, pending court approval, and believes these settlement amounts will be immaterial. In addition, the Company and the Bank may be requested to provide information or otherwise cooperate with government authorities in the conduct of investigations of other persons or industry groups.

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

As of September 30, 2017, management does not believe any of our securities are OTTI; however, management reviews all of the Company’s securities on at least a quarterly basis to assess whether impairment, if any, is OTTI.

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

A summary of such investment securities available for sale and derivatives at September 30, 2017 and December 31, 2016, respectively, were measured at estimated fair value on a recurring basis, is as follows:

	September 30, 2017
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS(1):
Agency-backed	$1,869,967	$—	$1,869,967	$—
CMOs(2)/Other MBS	66,051	—	66,051	—
Total residential MBS	1,936,018	—	1,936,018	—
Other securities:
Federal agencies	225,757	—	225,757	—
Corporate	120,044	—	120,044	—
State and municipal	297,257		297,257	—
Total other securities	643,058	—	643,058	—
Total available for sale securities	2,579,076	—	2,579,076	—
Swaps	4,783	—	4,783	—
Total assets	$2,583,859	$—	$2,583,859	$—
Liabilities:
Swaps	$(6,842)	$—	$(6,842)	$—
Total liabilities	$(6,842)	$—	$(6,842)	$—

(1) Residential MBS are debt securities whose cash flows come from residential mortgage and consumer loans, such as mortgages and HELOCs. A residential MBS is comprised of a pool of mortgage loans created by financial institutions, including governmental agencies. The cash flows from each of the mortgage loans included in the pool are structured through a special purpose entity into various classes and tranches, which then issue securities backed by those cash flows to investors.

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

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	December 31, 2016
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$1,193,481	$—	$1,193,481	$—
CMOs/Other MBS	56,681	—	56,681	—
Total residential MBS	1,250,162	—	1,250,162	—
Federal agencies	193,979	—	193,979	—
Corporate bonds	42,506	—	42,506	—
State and municipal	240,770		240,770	—
Total other securities	477,255	—	477,255	—
Total available for sale securities	1,727,417	—	1,727,417	—
Swaps	2,088	—	2,088	—
Total assets	$1,729,505	$—	$1,729,505	$—
Liabilities:
Swaps	$(2,088)	$—	$(2,088)	$—
Total liabilities	$(2,088)	$—	$(2,088)	$—
The following categories of financial assets are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances.

Impaired Loans
Loans that meet certain criteria are evaluated individually for impairment. Generally, commercial loans less than $250 and residential mortgage and consumer loans, including HELOCs, less than $500 are evaluated for impairment on a pooled basis. Impairment amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated impairment amount applicable to that loan does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable by market participants. However, due to the substantial judgment applied and limited volume of activity as compared to other assets, fair value of the underlying collateral is based on Level 3 inputs. Estimates of fair value used for collateral supporting commercial loans generally are based on assumptions not observable in the market place and are also based on Level 3 inputs. Impaired loans are remeasured at least quarterly and their carrying values are adjusted as needed. Impaired loans subject to non-recurring fair value measurements were $55,422 and $55,391 at September 30, 2017 and December 31, 2016, respectively. Changes in fair value recognized as a charge-off on loans held by the Company were $542 and $314 for the nine months ended September 30, 2017 and 2016, respectively.

When an impaired loan is collateral dependent, the Company charges-off the difference between the recorded investment in the loan and the appraised value less cost to sell. A discount for estimated costs to dispose of the asset and overall marketability is used when estimating the amount of impairment.

A summary of the classes with impaired loans at September 30, 2017 and December 31, 2016, respectively, is set forth below:

	September 30, 2017
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
C&I	$177	$—	$—	$177
Commercial real estate	3,278	—	—	3,278
Residential mortgage	921	—	—	921
Total impaired loans measured at fair value	$4,376	$—	$—	$4,376

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

	December 31, 2016
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial real estate	$6,786	$—	$—	$6,786
Total impaired loans measured at fair value	$6,786	$—	$—	$6,786

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

At September 30, 2017, the assumption for prepayment speeds ranged from 100 to 432 with a weighted average prepayment speed of 187 and the assumption for market discount rate ranged from 9.25% to 12.25% with a weighted average market discount rate of 10.57%. At December 31, 2016, the assumption for prepayment speeds ranged from 100 to 555 with a weighted average prepayment speed of 174 and the assumption for market discount rate ranged from 8.50% to 11.50% with a weighted average market discount rate of 9.73%. The fair value of mortgage servicing rights at September 30, 2017 and December 31, 2016 was $999 and $1,024, respectively.

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

At September 30, 2017 and December 31, 2016, appraisals were discounted by 22.0%, which considers estimated costs to sell and overall marketability of the properties. Other real estate owned subject to non-recurring fair value measurement were $11,697 and $13,619 at September 30, 2017 and December 31, 2016, respectively. There were $1,737 and $582 of write-downs related to changes in fair value for other real estate owned held by the Company during the nine months ended September 30, 2017 and September 30, 2016, respectively.

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

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of September 30, 2017:

	September 30, 2017
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$407,203	$407,203	$—	$—
Securities available for sale	2,579,076	—	2,579,076	—
Securities held to maturity	1,936,574	—	1,932,755	—
Portfolio loans, net	10,421,407	—	—	10,369,659
Accrued interest receivable on securities	26,283	—	26,283	—
Accrued interest receivable on loans	31,278	—	—	31,278
FHLB stock and FRB stock	191,276	—	—	—
Swaps	4,783	—	4,783	—
Financial liabilities:
Non-maturity deposits	(10,477,078)	(10,477,078)	—	—
Certificates of deposit	(566,360)	—	(564,517)	—
FHLB borrowings	(3,016,000)	—	(3,043,454)	—
Other borrowings	(188,403)	—	(188,402)	—
Senior Notes	(76,719)	—	(78,987)	—
Subordinated Notes	(172,661)	—	(183,589)	—
Mortgage escrow funds	(19,148)	—	(19,148)	—
Accrued interest payable on deposits	(812)	—	(812)	—
Accrued interest payable on borrowings	(9,949)	—	(9,949)	—
Swaps	(6,842)	—	(6,842)	—

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

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

The fair values of the Company’s off-balance sheet financial instruments described in the “Off-Balance Sheet Financial Instruments” section of Note 16. “Commitments and Contingencies” were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the creditworthiness of the counterparties. At September 30, 2017 and December 31, 2016, the estimated fair value of these instruments approximated the related carrying amounts, which were not material.

(18) Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) (“AOCI”) were as follows as of the dates shown below:

	September 30,	December 31,
	2017	2016
Net unrealized holding loss on available for sale securities	$(16,768)	$(37,417)
Related income tax benefit	6,623	14,780
Available for sale securities AOCI, net of tax	(10,145)	(22,637)
Net unrealized holding loss on securities transferred to held to maturity	(4,670)	(5,395)
Related income tax benefit	1,845	2,131
Securities transferred to held to maturity AOCI, net of tax	(2,825)	(3,264)
Net unrealized holding loss on retirement plans	(1,139)	(1,213)
Related income tax benefit	450	479
Retirement plans AOCI, net of tax	(689)	(734)
AOCI	$(13,659)	$(26,635)

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

The following table presents the changes in each component of AOCI for the three and nine months ended September 30, 2017 and 2016:

	Net unrealized holding gain (loss) on available for sale securities	Net unrealized holding gain (loss) on securities transferred to held to maturity	Net unrealized holding (loss) gain on retirement plans	Total
For the three months ended September 30, 2017
Balance beginning of the period	$(12,704)	$(2,969)	$(695)	$(16,368)
Other comprehensive gain before reclassification	2,538	—	—	2,538
Amounts reclassified from AOCI	21	144	6	171
Total other comprehensive income	2,559	144	6	2,709
Balance at end of period	$(10,145)	$(2,825)	$(689)	$(13,659)
For the three months ended September 30, 2016
Balance beginning of the period	$15,391	$(3,731)	$(730)	$10,930
Other comprehensive (loss) before reclassification	(1,278)	—	—	(1,278)
Amounts reclassified from AOCI	(2,076)	328	(11)	(1,759)
Total other comprehensive (loss) income	(3,354)	328	(11)	(3,037)
Balance at end of period	$12,037	$(3,403)	$(741)	$7,893
Location in income statement where reclassification from AOCI is included	Net (loss) gain on sale of securities	Interest income on securities	Compensation and benefits expense

	Net unrealized holding (loss) gain on available for sale securities	Net unrealized holding (loss)gain on securities transferred to held to maturity	Net unrealized holding (loss) gain on retirement plans	Total
For the nine months ended September 30, 2017
Balance beginning of the period	$(22,637)	$(3,264)	$(734)	$(26,635)
Other comprehensive gain before reclassification	12,218	—	—	12,218
Amounts reclassified from AOCI	274	439	45	758
Total other comprehensive income	12,492	439	45	12,976
Balance at end of period	$(10,145)	$(2,825)	$(689)	$(13,659)
For the nine months ended September 30, 2016
Balance beginning of the period	$(6,999)	$(4,155)	$(970)	$(12,124)
Other comprehensive gain before reclassification	23,649	—	—	23,649
Amounts reclassified from AOCI	(4,613)	752	229	(3,632)
Total other comprehensive income	19,036	752	229	20,017
Balance at end of period	$12,037	$(3,403)	$(741)	$7,893
Location in income statement where reclassification from AOCI is included	Net (loss) gain on sale of securities	Interest income on securities	Compensation and benefits expense

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

(19) Recently Issued Accounting Standards Not Yet Adopted

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. This standard is effective for the Company on January 1, 2018. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income, which is subject to ASU 2014-09. We expect that ASU 2014-09 may require the Company to change how it recognizes certain recurring revenue streams within accounts receivable management and factoring commissions and other categories of non-interest income; however, we do not anticipate these changes will be significant to our financial statements. The Company will adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if such amount is material to the Company’s financial statements.

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

ASU 2016-02,“Leases (Topic 842).” ASU 2016-02 amends existing lease accounting guidance, including the requirement to recognize most lease arrangements on the balance sheet. The adoption of this standard will result in the Company recognizing a right-of-use asset representing its rights to use the underlying asset for the lease term with an offsetting lease liability. ASU 2016-02 is effective for the company on January 1, 2019, with early adoption permitted and the adoption requires a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company has not yet concluded whether it will adopt the standard prior to January 1, 2019; however, the Company has aggregated a list of all leases and if the standard would have been effective at September 30, 2017, it would not have had an impact on any borrowings or financial covenants that are relevant to the Company. Management estimates that the impact to the Bank’s and the Company’s regulatory capital ratios would be a decrease of approximately five basis points or less, which would be due to an increase in total assets and risk-weighted assets, given our lease arrangements for financial centers and other locations.

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 amends current guidance on the impairment of financial instruments. ASU 2016-13 adds an impairment model known as the current expected credit loss (“CECL”) model that is based on expected losses rather than incurred losses. For the Company, the CECL model will apply mainly to held-to-maturity investment securities, loans and loan commitments. ASU 2016-13 will be effective for the Company for fiscal years beginning after December 15, 2019, and the Company is permitted to early adopt the new guidance for fiscal years beginning after December 15, 2018. ASU 2016-13 will significantly change the accounting for credit impairments. The new guidance will require the Company to modify current processes and systems for establishing the allowance for loan losses and OTTI to ensure they comply with the requirements of the new standard. The Company engaged a nationally recognized accounting firm to assist management in performing an implementation readiness assessment. During the first quarter of 2017, the Company, in conjunction with our advisor, established a CECL program steering committee, identified significant work streams and created a CECL program project timeline. During the second quarter of 2017, the Company evaluated several third-party models in order to determine the CECL modeling approach that will be used for the Company’s loan portfolios. During the third quarter of 2017, the Company selected vendors that will assist in data analytics and modeling. The Company is unable to estimate the impact of adopting ASU 2016-13 at this time, however, we anticipate the allowance for loan losses will be greater under the CECL model compared to

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited) (Dollars in thousands, except share and per share data)

the current incurred loss model and that the composition of the loan and securities portfolio as well as the status of the economic environment will be significant factors that impact the balance at date of adoption.

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

ASU 2017-09, “Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the fair value of the award, (ii) the vesting conditions of the award and (iii) the classification of the award as an equity or liability instrument. ASU 2017-09 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s financial statements.

ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. ASU 2017-12 will be effective for the Company on January 1, 2019 and is not expected to have a significant impact on the Company’s financial statements.

(20) Merger with Astoria Financial Corporation

On October 2, 2017, the Company completed the Astoria Merger. In accordance with the definitive merger agreement, the transaction was stock-for-stock merger and valued at $2,189,687, including $33 for fractional shares paid in cash. Based on the closing price of the Company’s common stock on September 29, 2017, Astoria shareholders received a fixed ratio of 0.875 shares of Company common stock for each share of Astoria common stock held. Sterling shareholders own approximately 60.5% of stock in the combined company and Astoria shareholders own approximately 39.5%.

In connection with the Astoria Merger, the Company issued 5.4 million depositary shares, each representing 1/40th interest in a share of 6.50% Non-cumulative Perpetual Preferred Stock, Series A at $25.00 per depositary share in exchange for 5.4 million depositary shares of Astoria, each of which represented 1/40th interest in a share of 6.50% Non-cumulative Perpetual Preferred Stock Series C at $25.00 per depositary share.

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

The Company has engaged an independent third-party to assist management in estimating the fair value of the majority of the assets acquired and liabilities to be assumed. Additional disclosures have been omitted because the information needed for the disclosures is not yet available due to the close proximity of the closing date with the date of this Quarterly Report on Form 10-Q.

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

The factors described herein in Part II. Item 1A. Risk Factors or otherwise described in our filings with the SEC, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations expressed in our forward-looking statements, including, but not limited to:

•	difficulties and delays in integrating our and Astoria’s businesses or fully realizing cost savings and other benefits, and business disruption following the Merger;

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

STERLING BANCORP AND SUBSIDIARIES

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist the reader in understanding our financial condition and results of operations. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes included in Part I, Item 1 of this report and with our audited consolidated financial statements, including the accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Form 10-K. Operating results discussed herein are not necessarily indicative of the results of any future period.

Tax equivalent adjustments are the result of increasing income from tax exempt securities by an amount equal to the federal taxes that would be paid if the income were fully taxable based on a 35.0% marginal effective income tax rate.

Dollar amounts in tables and the accompanying discussion that follows are stated in thousands, except for share and per share amounts and ratios.

Overview and Management Strategy
We, through our principal subsidiary, the Bank, specialize in the delivery of services and solutions to business owners, their families and consumers within the communities we serve through teams of dedicated and experienced relationship managers. The Bank offers a complete line of commercial, business and consumer banking products and services. Our financial condition and results of operations are discussed herein on a consolidated basis with the Bank and certain other subsidiaries. References to “we”, “our” or “us” include the Bank, depending on the context.

We focus our efforts on generating core deposit relationships and originating high quality commercial and consumer loans, mainly for our held-for-investment portfolio. We also utilize excess funding to purchase and hold investment securities. Our ability to gather low cost core deposits allows us to compete for and originate loans at an interest rate spread over our cost of funds and thereby generate attractive risk-adjusted returns. Our strategic objectives include generating sustainable growth in revenues and earnings by increasing new client acquisitions, expanding existing client relationships, maintaining strong asset quality and increasing operating efficiency. To achieve these goals, we are focusing on specific target markets, which include small and middle market commercial clients and consumer clients, expanding our delivery and distribution channels, creating a high productivity performance culture, controlling our operating costs and proactively managing enterprise risk. Our goal is to create a full service commercial bank that achieves top-tier performance in return on equity, return on assets and growth in EPS.

The Bank targets the following geographic markets: (i) the New York Metro Market, which includes Manhattan, the boroughs and Long Island; and (ii) the New York Suburban Market, which consists of Rockland, Orange, Sullivan, Ulster, Putnam, and Westchester counties in New York and Bergen County, New Jersey. Our commercial finance businesses, which include asset-based lending, payroll finance, warehouse lending, factored receivables, equipment financing and public sector financing, also generate loans and deposits in other markets across the United States. We believe the Bank operates in an attractive footprint that presents us with significant opportunities to execute our strategy.

As of September 30, 2017, we had 32 commercial banking teams and 40 full service financial centers. We currently anticipate that we will increase the number of commercial banking teams by three to five annually. In connection with the Astoria Merger, our total number of financial centers increased to 128. We intend to continue our financial center consolidation strategy and will reduce our total number of financial centers gradually over time.

STERLING BANCORP AND SUBSIDIARIES

Recent Developments
On October 2, 2017, we completed the Astoria Merger. The Astoria Merger was a stock-for-stock transaction valued at $2,189,687, based on the closing price of our common stock on September 29, 2017 of $24.65. Astoria shareholders received a fixed ratio of 0.875 shares of our common stock for each share of Astoria common stock held. Our shareholders own approximately 60.5% of stock in the combined company and Astoria shareholders own approximately 39.5%. We issued 88,829,776 shares of our common stock to Astoria shareholders on the closing date of the Astoria Merger, which resulted in the significant increase in the number of shares outstanding at November 2, 2017, as shown on the cover of this Report on Form 10-Q, relative to the number of shares outstanding on September 30, 2017. In addition, each share of Astoria’s 6.50% non-Cumulative Perpetual Preferred Stock Series C was converted to one share of our preferred stock, designated as 6.50% non-Cumulative Perpetual Preferred Stock, Series A (the “Preferred Shares”).

The Astoria Merger is consistent with our strategy to expand in the greater New York metropolitan region and build a diversified company with significant commercial and consumer banking capabilities. The strategic combination will create a high performing regional bank focused on serving commercial and consumer clients in the greater New York metropolitan area. As of September 30, 2017, the proforma combined company had approximately $31 billion in assets, $20 billion in gross loans, and $20 billion in deposits. The Astoria Merger is expected to be immediately accretive to tangible book value and EPS.

We had record operating performance in the three months ended September 30, 2017 as portfolio loans, total deposits, and core deposits reached all-time highs. Our GAAP net income was $44,852, or $0.33 per diluted share, and our adjusted net income was $47,865, or $0.35 per diluted share, for the three months ended September 30, 2017, compared to GAAP net income of $37,422, or $0.29 per diluted share, and adjusted net income of $37,793, or $0.29 per diluted share, for the three months ended September 30, 2016. Results for the third quarter of 2017 reflect the ongoing execution of our strategy and the positive impact that our successful integration of prior acquisitions has had on our operating results and efficiency. For the third quarter of 2017, our reported operating efficiency ratio was 46.7% and our adjusted operating efficiency ratio was 40.6%, which represented an improvement of 430 and 520 basis points, respectively, relative to the quarter ended September 30, 2016. Adjusted net income, adjusted diluted EPS, reported operating efficiency ratio and adjusted operating efficiency ratio are non-GAAP financial measures that are reconciled to our GAAP results beginning on page 68.

We have a strong balance sheet with a loan portfolio that has a balanced mix of C&I loans and commercial real estate loans. Total commercial mortgage loans (which includes commercial real estate, multi-family and ADC loans), grew $335,597 in the first nine months of 2017 and were $4,709,701, or 44.9%, of our total portfolio loans as of September 30, 2017, compared to $4,374,104, or 45.9% of our total portfolio loans as of December 31, 2016. Total C&I loans, including our commercial finance loans, grew $669,714 and were $4,841,664, or 46.1% of our portfolio loans as of September 30, 2017, compared to $4,171,950, or 43.8%, of our portfolio loans as of December 31, 2016.

In anticipation of the Astoria Merger, we repositioned our securities portfolio and, in the nine months ended September 30, 2017, purchased approximately $1,637,075 of investment securities consisting mainly of MBS, agency and municipal securities. Investment securities represent 26.9% of our total assets at September 30, 2017 compared to 22.0% at December 31, 2016. This reduced our net interest margin in the third quarter of 2017; however, these securities purchases will allow us to create an investment portfolio following the Astoria Merger that is consistent with our yield, duration and interest rate risk objectives.

We will continue to evaluate potential acquisitions of commercial finance portfolios and other earning assets that meet our risk-adjusted return targets.

Critical Accounting Policies
Our accounting and reporting policies are prepared in accordance with GAAP and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates. We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain; and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting policies related to the allowance for loan losses, business combinations, goodwill, trade names and other intangible assets, and deferred income taxes are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. For additional information regarding critical accounting policies, refer to Note 1. “Basis of Financial Statement Presentation” in the notes to consolidated financial statements included elsewhere in this report and the sections captioned “Critical Accounting Policies” and “Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2016

STERLING BANCORP AND SUBSIDIARIES

Form 10-K. There have been no significant changes in our application of critical accounting policies for the nine months ended September 30, 2017.

Selected financial condition data, statement of operations data, per share data, performance ratios, capital ratios, and asset quality data and ratios for the comparable periods were as follows:

	At or for the three months ended September 30,		At or for the nine months ended September 30,
	2017	2016	2017	2016
End of period balances:
Total securities	$4,515,650	$2,797,717	$4,515,650	$2,797,717
Portfolio loans	10,493,535	9,168,741	10,493,535	9,168,741
Total assets	16,780,097	13,617,228	16,780,097	13,617,228
Non-interest bearing deposits	3,134,359	3,342,404	3,134,359	3,342,404
Interest bearing deposits	7,909,079	6,854,849	7,909,079	6,854,849
Total deposits	11,043,438	10,197,253	11,043,438	10,197,253
Borrowings	3,453,783	1,451,526	3,453,783	1,451,526
Stockholders’ equity	1,971,480	1,765,160	1,971,480	1,765,160
Tangible equity[1]	1,215,190	999,302	1,215,190	999,302
Average balances:
Total securities	3,916,076	2,937,708	3,543,776	2,847,225
Total loans[2]	10,186,414	8,744,508	9,754,768	8,269,574
Total assets	15,661,514	13,148,201	14,802,911	12,618,477
Non-interest bearing deposits	3,042,392	3,196,204	3,134,621	3,088,678
Interest bearing deposits	7,648,614	6,719,290	7,254,884	6,377,672
Total deposits	10,691,006	9,915,494	10,389,505	9,466,350
Borrowings	2,779,143	1,324,001	2,301,036	1,301,099
Stockholders’ equity	1,955,252	1,751,414	1,913,072	1,716,657
Tangible equity[1]	1,197,754	983,661	1,153,282	954,604
Selected operating data:
Total interest and dividend income	$145,692	$118,161	$405,955	$338,476
Total interest expense	25,619	15,031	63,834	41,456
Net interest income	120,073	103,130	342,121	297,020
Provision for loan losses	5,000	5,500	14,000	14,500
Net interest income after provision for loan losses	115,073	97,630	328,121	282,520
Total non-interest income	13,988	19,039	40,442	54,911
Total non-interest expense	62,617	62,256	182,624	190,827
Income before income tax expense	66,444	54,413	185,939	146,604
Income tax expense	21,592	16,991	59,620	47,646
Net income	$44,852	$37,422	$126,319	$98,958
Per share data:
Reported basic EPS (GAAP)	$0.33	$0.29	$0.93	$0.76
Reported diluted EPS (GAAP)	0.33	0.29	0.93	0.76
Adjusted diluted EPS[1] (non-GAAP)	0.35	0.29	0.98	0.81
Dividends declared per share	0.07	0.07	0.21	0.21
Book value per share	14.52	13.49	14.52	13.49
Tangible book value per share[1]	8.95	7.64	8.95	7.64
See legend on following page.

STERLING BANCORP AND SUBSIDIARIES

	At or for the three months ended September 30,		At or for the nine months ended September 30,
	2017	2016	2017	2016
Common shares outstanding:
Shares outstanding at period end	135,807,544	130,853,673	135,807,544	130,853,673
Weighted average shares basic	135,346,791	130,239,193	135,276,634	130,049,358
Weighted average shares diluted	135,950,160	130,875,614	135,895,513	130,645,705
Other data:
Full time equivalent employees at period end	992	995	992	995
Financial centers at period end	40	41	40	41
Performance ratios:
Return on average assets	1.14%	1.13%	1.14%	1.05%
Return on average equity	9.10	8.50	8.83	7.70
Reported return on average tangible assets[1]	1.19	1.20	1.20%	1.11
Adjusted return on average tangible assets[1]	1.27	1.21	1.27	1.19
Reported return on average tangible equity[1]	14.86	15.13	14.64	13.85
Adjusted return on average tangible equity[1]	15.85	15.28	15.50	14.74
Reported operating efficiency[1]	46.71	50.96	47.74	54.22
Adjusted operating efficiency[1]	40.63	45.76	42.06	47.23
Net interest margin-GAAP	3.29	3.41	3.35	3.45
Net interest margin-tax equivalent[3]	3.42	3.53	3.48	3.56
Capital ratios (Company):
Tier 1 leverage ratio	8.42%	8.31%	8.42%	8.31%
Tier 1 risk-based capital ratio	10.27	9.93	10.27	9.93
Total risk-based capital ratio	12.15	12.00	12.15	12.00
Tangible equity to tangible assets[1]	7.58	7.78	7.58	7.78
Regulatory capital ratios (Bank):
Tier 1 leverage ratio	8.54%	8.72%	8.54%	8.72%
Tier 1 risk-based capital ratio	10.41	10.42	10.41	10.42
Total risk-based capital ratio	12.41	12.66	12.41	12.66
Asset quality data and ratios:
Allowance for loan losses	$72,128	$59,405	$72,128	$59,405
Non-performing loans (“NPLs”)	69,452	81,067	69,452	81,067
Non-performing assets (“NPAs”)	81,149	97,489	81,149	97,489
Net charge-offs	3,023	1,960	5,494	5,240
NPAs to total assets	0.48%	0.72%	0.48%	0.72%
NPLs to total loans[4]	0.66	0.88	0.66	0.88
Allowance for loan losses to non-performing loans	103.85	73.28	103.85	73.28
Allowance for loan losses to total loans[4]	0.69	0.65	0.69	0.65
Annualized net charge-offs to average loans	0.12	0.09	0.08	0.08
_________________________
1 See a reconciliation of as reported financial measures to as adjusted (non-GAAP) financial measures beginning on page 68 below under the caption “Supplemental Reporting of Non-GAAP Financial Measures.”

[2]	Includes loans held for sale but excludes the allowance for loan losses.
3 Tax equivalent basis represents interest income earned on municipal securities divided by the applicable Federal tax rate of 35%.
4 Total loans excludes loans held for sale.

STERLING BANCORP AND SUBSIDIARIES

Financial Impact of Recent Acquisitions
The balances of NSBC were included in our balance sheet as of March 31, 2016, and the operating results of NSBC were included in our results of operations from that day forward. There are no balances included in our balance sheet or operating results of Astoria included in our results of operations in this Quarterly Report on Form 10-Q.

Results of Operations
For the nine months ended September 30, 2017, we reported net income of $126,319, or $0.93 per diluted common share, compared to net income of $98,958, or $0.76 per diluted common share, for the nine months ended September 30, 2016.

We reported net income of $44,852, or $0.33 per diluted common share, for the three months ended September 30, 2017, compared to net income of $37,422, or $0.29 per diluted common share, in the same period a year ago. In the three months ended September 30, 2017, we realized a pre-tax net loss on the sale of securities of $21; pre-tax merger-related expense in connection with the Astoria Merger of $4,109; and amortization of non-compete agreements and acquired customer list intangibles of $333. In the three months ended September 30, 2016, we realized a pre-tax net gain on the sale of securities of $3,433; charges for asset write-downs, retention and severance of $2,000; loss on extinguishment of borrowings of $1,013; and amortization of non-compete agreements and acquired customer list intangible assets of $970.

Details of the changes in the various components of net interest income are further discussed below.

Net Interest Income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 89.6% and 84.4% of total revenue in the three months ended September 30, 2017 and 2016, respectively. Net interest margin is the ratio of taxable equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest bearing liabilities impact net interest income and net interest margin.

We are primarily funded by core deposits. Core deposits include retail, commercial and municipal transaction, money market and savings accounts and exclude certificates of deposit and brokered deposits except for reciprocal brokered deposits through the Promontory Interfinancial Network, including Insured Cash Sweep (“ICS”) and CDAR balances. As of September 30, 2017, we considered 88.3% of our total deposits to be core deposits, unchanged from the same period a year ago. During 2016, we established relationships with large financial services companies that provide us access to brokered interest bearing deposits. As a result, we utilized these brokered deposits in lieu of borrowings to fund a portion of the balance sheet growth that occurred between September 30, 2016 and September 30, 2017. Non-interest bearing demand deposits were 28.4% of our total deposits at September 30, 2017, compared to 32.8% at September 30, 2016. We believe low cost funding base, combined with our composition of earning assets, would have a positive impact on our net interest income and net interest margin in a scenario in which market interest rates increase.

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

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended September 30,
	2017			2016
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
Traditional C&I and specialty finance loans	$4,564,517	$58,395	5.08%	$3,685,465	$45,188	4.88%
Commercial real estate (includes multi-family)	4,443,142	47,336	4.23	3,823,853	41,975	4.37
ADC	229,242	4,197	7.26	215,798	2,742	5.05
Commercial loans	9,236,901	109,928	4.72	7,725,116	89,905	4.63
Consumer loans	262,693	2,891	4.37	292,088	3,269	4.45
Residential mortgage loans	686,820	7,079	4.12	727,304	7,329	4.03
Total net loans[1]	10,186,414	119,898	4.67	8,744,508	100,503	4.57
Securities taxable	2,483,718	15,141	2.42	1,838,775	9,870	2.14
Securities tax exempt	1,432,358	13,141	3.67	1,098,933	10,386	3.78
Interest earning deposits	202,650	462	0.90	230,478	167	0.29
FRB and FHLB stock	165,980	1,649	3.94	103,144	870	3.36
Total securities and other earning assets	4,284,706	30,393	2.81	3,271,330	21,293	2.59
Total interest earning assets	14,471,120	150,291	4.12	12,015,838	121,796	4.03
Non-interest earning assets	1,190,394			1,132,363
Total assets	$15,661,514			$13,148,201
Interest bearing liabilities:
Demand and savings[2] deposits	$3,124,265	$4,626	0.59%	$2,935,316	$3,371	0.46%
Money market deposits	3,889,780	6,897	0.70	3,174,536	4,357	0.55
Certificates of deposit	634,569	1,869	1.17	609,438	1,473	0.96
Total interest bearing deposits	7,648,614	13,392	0.69	6,719,290	9,201	0.54
Senior Notes	76,664	1,143	5.96	90,954	1,328	5.84
Other borrowings	2,529,854	8,733	1.37	1,104,581	2,733	0.98
Subordinated Notes	172,625	2,351	5.45	128,466	1,769	5.51
Total borrowings	2,779,143	12,227	1.75	1,324,001	5,830	1.75
Total interest bearing liabilities	10,427,757	25,619	0.97	8,043,291	15,031	0.74
Non-interest bearing deposits	3,042,392			3,196,204
Other non-interest bearing liabilities	236,113			157,292
Total liabilities	13,706,262			11,396,787
Stockholders’ equity	1,955,252			1,751,414
Total liabilities and stockholders’ equity	$15,661,514			$13,148,201
Net interest rate spread[3]			3.15%			3.29%
Net interest earning assets[4]	$4,043,363			$3,972,547
Net interest margin - tax equivalent		124,672	3.42%		106,765	3.53%
Less tax equivalent adjustment		(4,599)			(3,635)
Net interest income		$120,073			$103,130
Ratio of interest earning assets to interest bearing liabilities	138.8%			149.4%

STERLING BANCORP AND SUBSIDIARIES

	For the nine months ended September 30,
	2017			2016
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
Traditional C&I and specialty finance loans	$4,205,530	$159,213	5.06%	$3,337,310	$122,636	4.91%
Commercial real estate (includes multi-family)	4,344,338	136,451	4.20	3,702,231	123,990	4.47
ADC	239,336	10,639	5.94	197,635	7,624	5.15
Commercial loans	8,789,204	306,303	4.66	7,237,176	254,250	4.69
Consumer loans	270,550	9,095	4.49	294,917	9,955	4.51
Residential mortgage loans	695,014	20,911	4.01	737,481	21,990	3.98
Total net loans[1]	9,754,768	336,309	4.61	8,269,574	286,195	4.62
Securities taxable	2,215,923	40,535	2.45	1,973,344	32,548	2.20
Securities tax exempt	1,327,853	36,846	3.70	873,881	25,386	3.87
Interest earning deposits	202,073	1,018	0.67	266,393	735	0.37
FRB and FHLB stock	145,647	4,142	3.80	103,618	2,497	3.22
Total securities and other earning assets	3,891,496	82,541	2.84	3,217,236	61,166	2.54
Total interest earning assets	13,646,264	418,850	4.10	11,486,810	347,361	4.04
Non-interest earning assets	1,156,647			1,131,667
Total assets	$14,802,911			$12,618,477
Interest bearing liabilities:
Demand and savings[2] deposits	$2,888,570	$11,687	0.54%	$2,728,265	$7,816	0.38%
Money market deposits	3,766,428	17,350	0.62	3,032,982	12,181	0.54
Certificates of deposit	599,886	4,767	1.06	616,425	3,941	0.85
Total interest bearing deposits	7,254,884	33,804	0.62	6,377,672	23,938	0.50
Senior Notes	76,581	3,427	5.98	96,285	4,308	5.98
Other borrowings	2,051,881	19,552	1.27	1,124,581	9,929	1.18
Subordinated Notes	172,574	7,050	5.45	80,233	3,281	5.46
Total borrowings	2,301,036	30,029	1.74	1,301,099	17,518	1.80
Total interest bearing liabilities	9,555,920	63,833	0.89	7,678,771	41,456	0.72
Non-interest bearing deposits	3,134,621			3,088,678
Other non-interest bearing liabilities	199,297			134,371
Total liabilities	12,889,838			10,901,820
Stockholders’ equity	1,913,072			1,716,657
Total liabilities and stockholders’ equity	$14,802,910			$12,618,477
Net interest rate spread[3]			3.21%			3.32%
Net interest earning assets[4]	$4,090,344			$3,808,039
Net interest margin - tax equivalent		355,017	3.48%		305,905	3.56%
Less tax equivalent adjustment		(12,896)			(8,885)
Net interest income		$342,121			$297,020
Ratio of interest earning assets to interest bearing liabilities	142.8%			149.6%
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

	For the three months ended September 30,
	2017 vs 2016
	Increase (Decrease) due to		Total increase
	Volume	Rate	(decrease)
Interest earning assets:
Traditional C&I and specialty finance loans	$11,453	$1,754	$13,207
Commercial real estate (includes multi-family)	6,768	(1,407)	5,361
ADC	181	1,274	1,455
Commercial loans	18,402	1,621	20,023
Consumer loans	(321)	(57)	(378)
Residential mortgage loans	(414)	164	(250)
Securities taxable	3,839	1,432	5,271
Securities tax exempt	3,070	(315)	2,755
Interest earning deposits	(22)	317	295
FRB and FHLB stock	607	172	779
Total interest earning assets	25,161	3,334	28,495
Interest bearing liabilities:
Demand and savings[1] deposits	177	1,078	1,255
Money market deposits	1,150	1,390	2,540
Certificates of deposit	63	333	396
Senior Notes	(213)	28	(185)
Other borrowings	4,602	1,398	6,000
Subordinated Notes	601	(19)	582
Total interest bearing liabilities	6,380	4,208	10,588
Less tax equivalent adjustment	1,103	(139)	964
Change in net interest income	$17,678	$(735)	$16,943

STERLING BANCORP AND SUBSIDIARIES

	For the nine months ended September 30,
	2017 vs 2016
	Increase (Decrease) due to		Total increase
	Volume	Rate	(decrease)
Interest earning assets:
Traditional C&I and specialty finance loans	$33,605	$2,972	$36,577
Commercial real estate (includes multi-family)	18,059	(5,598)	12,461
ADC	1,746	1,269	3,015
Commercial loans	53,410	(1,357)	52,053
Consumer loans	(816)	(44)	(860)
Residential mortgage loans	(1,248)	169	(1,079)
Securities taxable	4,150	3,837	7,987
Securities tax exempt	12,615	(1,155)	11,460
Interest earning deposits	(209)	492	283
FRB and FHLB stock	1,139	506	1,645
Total interest earning assets	69,041	2,448	71,489
Interest bearing liabilities:
Demand and savings[1] deposits	407	3,464	3,871
Money market deposits	3,205	1,964	5,169
Certificates of deposit	(109)	935	826
Senior Notes	(881)	—	(881)
Other borrowings	8,802	821	9,623
Subordinated Notes	3,769	—	3,769
Total interest bearing liabilities	15,193	7,184	22,377
Less tax equivalent adjustment	4,420	(409)	4,011
Change in net interest income	$49,428	$(4,327)	$45,101
__________________
1 Includes club accounts and interest bearing mortgage escrow balances.

Tax equivalent net interest income increased $17,907 to $124,672 for the three months ended September 30, 2017, compared to
$106,765 for the three months ended September 30, 2016. The increase was mainly due to an increase in average interest earning assets of $2,455,282, or 20.4%, for the three months ended September 30, 2017 relative to the prior year period. The tax equivalent- net interest margin declined 11 basis points to 3.42% for the third quarter of 2017 from 3.53% in the third quarter of 2016. The yield on interest earning assets was 4.12% for the three months ended September 30, 2017, compared to 4.03% for the three months ended September 30, 2016, as increases in earning asset yields due to recent increases in market interest rates more than offset the declines in accretion income on loans acquired in prior acquisitions and a change in the composition of our earning assets, as the percentage of loans to average earning assets decreased to 70.4% for the three months ended September 30, 2017 from 72.8% for the three months ended September 30, 2016. Accretion income on loans acquired in prior acquisitions was $3,397 for the three months ended September 30, 2017 compared to $4,381 for the three months ended September 30, 2016. The cost of interest bearing liabilities increased to 0.97% for the three months ended September 30, 2017 compared to 0.74% for the three months ended September 30, 2016, which was due mainly to higher interest rates paid on deposits and borrowings due to increases in market interest rates between the periods.

Tax equivalent net interest income increased $49,112 to $355,017 for the nine months ended September 30, 2017, compared to
$305,905 for the nine months ended September 30, 2016. The increase was mainly due to an increase in average interest earning assets of $2,159,454, or 18.8%, for the nine months ended September 30, 2017 relative to the comparable year period. The increase was mainly due to organic growth and the franchise financing loans acquired from GE Capital in September 2016. The tax equivalent net interest margin decreased eight basis points to 3.48% for the nine months ended September 30, 2017 from 3.56% in the nine months ended September 30, 2016. The decrease was mainly due to a decline in accretion income on loans acquired in prior acquisitions and an increase in the cost of interest bearing liabilities. Accretion income was $9,767 for the nine months ended September 30, 2017 compared to $13,940 for the nine months ended September 30, 2016. The cost of interest bearing liabilities

STERLING BANCORP AND SUBSIDIARIES

increased to 0.89% for the nine months ended September 30, 2017 compared to 0.72% for the nine months ended September 30, 2016, mainly due to increases in market interest rates between the periods.

The average balance of loans outstanding increased $1,441,906, or 16.5%, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The increase was mainly due to organic commercial loan growth generated by our commercial banking teams and the franchise finance loans acquired from GE Capital in September 2016. The average yield on loans was 4.67% in the third quarter of 2017 compared to 4.57% in the comparable year ago period. The increase in the yield on loans was mainly due to increases in market interest rates, which offset declines in accretion income on loans acquired in prior acquisitions. The yield on commercial loans, including specialty finance loans, was 5.08% for the three months ended September 30, 2017, compared to 4.88% for the three months ended September 30, 2016. The increase in yield was the result of increases in market interest rates between the periods. The yield on total commercial real estate loans, which includes multi-family loans, was 4.23% for the three months ended September 30, 2017 compared to 4.37% for the three months ended September 30, 2016. The decline was due to lower accretion income on acquired loans of approximately $1,400 and the competitive pricing environment for commercial mortgage loan originations in the Greater New York metropolitan area.

The average balance of loans outstanding increased $1,485,194, or 18.0%, in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The increase was primarily due to organic loan growth generated by our commercial banking teams and the acquisition of the franchise financing loans from GE Capital in September 2016. Loans accounted for 71.5% of average interest earning assets in the nine months ended September 30, 2017, compared to 72.0% in the comparable year ago period. The average yield on loans was 4.61% in the nine months ended September 30, 2017 compared to 4.62% in the comparable year ago period. Accretion income on loans acquired in prior acquisitions was $9,767 and $13,940 in the nine months ended September 30, 2017 and 2016, respectively.

Tax equivalent interest income on securities increased $8,026 to $28,282 for the three months ended September 30, 2017, compared to $20,256 for the three months ended September 30, 2016. This was mainly the result of an increase of $978,368 in the average balance of securities between the periods. The tax equivalent yield on securities was 2.87% in the third quarter of 2017, compared to 2.74% in the third quarter of 2016. The increase in tax equivalent yield on securities in 2017 was primarily due to a higher percentage of tax exempt securities to total securities held in the third quarter of 2017 and to higher levels of market interest rates.

Tax equivalent interest income on securities increased $19,447 to $77,381 in the nine months ended September 30, 2017, compared to $57,934 in the nine months ended September 30, 2016. This was mainly the result of an increase of $696,551 in the average balance of securities between the periods. The tax equivalent yield on securities was 2.92% in the nine months ended September 30, 2017, compared to 2.72% in the nine months ended September 30, 2016. The increase in tax equivalent yield on securities was mainly due to the increase in the percentage of tax exempt securities to total securities and to higher levels of market interest rates.

Average deposits increased $775,512 to $10,691,006 in the three months ended September 30, 2017, compared to $9,915,494 for the three months ended September 30, 2016. Average interest bearing deposits increased $929,324 in the third quarter of 2017 compared to the third quarter of 2016. The growth in total deposits was primarily due to organic growth driven by our commercial banking teams and new brokered deposit relationships. The average cost of interest bearing deposits was 0.69% in the third quarter of 2017 compared to 0.54% in the third quarter of 2016. The average cost of total deposits was 0.50% in the third quarter of 2017 compared to 0.37% in the third quarter of 2016. The increase in the cost of deposits was mainly due to an increase in our proportion of commercial deposits to total deposits and increases in new brokered deposit relationships, which tend to be more interest rate sensitive in rising interest rate environments.

Average deposits increased $923,155 and were $10,389,505 in the nine months ended September 30, 2017, compared to $9,466,350 for the nine months ended September 30, 2016. Average interest bearing deposits increased $877,212 in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Average non-interest bearing deposits increased $45,943 and were $3,134,621 in the nine months ended September 30, 2017, compared to $3,088,678 in the nine months ended September 30, 2016. These increases were mainly due to organic growth generated by our commercial banking teams. The average cost of interest bearing deposits was 0.62% in the nine months ended September 30, 2017 compared to 0.50% in the nine months ended September 30, 2016. The average cost of total deposits was 0.44% in the nine months ended September 30, 2017 compared to 0.34% in the nine months ended September 30, 2016. The increase in the cost of deposits was mainly due to the same factors as the increase in the cost of deposits for the three-month period.

Average borrowings increased $1,455,142 to $2,779,143 in the three months ended September 30, 2017, compared to $1,324,001 in the same period a year ago. The increase in average borrowings was mainly used to fund the increase in average earning assets, including growth in loans and investment securities. The average cost of borrowings was 1.75% for the third quarter of 2017, unchanged from the third quarter of 2016. Although market interest rates for borrowings have increased in the last 12 months, a

STERLING BANCORP AND SUBSIDIARIES

significant portion of our borrowings were lower cost shorter-term borrowings from the FHLB, which resulted in no change in total the cost of borrowings.

Average borrowings increased $999,937 to $2,301,036 in the nine months ended September 30, 2017, compared to $1,301,099 in the same period a year ago. The increase in average borrowings was mainly used to fund the increase in average loan balances and investment securities. The average cost of borrowings was 1.74% for the nine months ended September 30, 2017 compared to 1.80% in the nine months ended September 30, 2016. The decline in the average cost of borrowings was mainly due to the extinguishment of $220,000 of FHLB advances with a cost of 3.57%, which occurred in March 2016.

Provision for Loan Losses. The provision for loan losses is determined as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level that is our best estimate of probable incurred credit losses inherent in the outstanding loan portfolio. For the three months ended September 30, 2017 and September 30, 2016, the provision for loan losses was $5,000 and $5,500, respectively. For the nine months ended September 30, 2017, the provision for loan losses was $14,000 compared to $14,500 for the nine months ended September 30, 2016. See the section captioned “Delinquent Loans, Troubled Debt Restructuring, Impaired Loans, Other Real Estate Owned and Classified Assets - Provision for Loan Losses” later in this discussion for further analysis of the provision for loan losses.

Non-interest income. The components of non-interest income were as follows for the periods presented below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Accounts receivable management / factoring commissions and other related fees	$4,764	$4,898	$12,670	$13,548
Mortgage banking income	121	1,153	522	5,522
Deposit fees and service charges	3,309	3,407	9,893	11,981
Net (loss) gain on sale of securities	(21)	3,433	(274)	7,624
Bank owned life insurance	1,320	1,891	4,342	4,499
Investment management fees	271	1,086	825	3,144
Other	4,224	3,171	12,464	8,593
Total non-interest income	$13,988	$19,039	$40,442	$54,911

Non-interest income was $13,988 for the three months ended September 30, 2017, compared to $19,039 in the same period a year ago. Included in non-interest income is net loss or gain on sale of securities, which was a net loss of $21 for the three months ended September 20, 2017 compared to a net gain of $3,433 for the three months ended September 30, 2016. Net loss or gain on sale of securities is impacted significantly by changes in market interest rates and strategies we use to manage yield, liquidity and interest rate risk, and it is difficult to forecast the amount of net losses or gains consistently. As a result, when we analyze the results of our non-interest income, we exclude gains and losses on sales of securities. Excluding net loss or gain on sale of securities, non-interest income was $14,009 for the third quarter of 2017, compared to $15,606 for the third quarter of 2016. The main drivers of the decrease between the periods were the sale of our residential mortgage originations business in August 2016, which resulted in a decline of $1,032 in mortgage banking income, and the sale of our trust division in November 2016, which resulted in a decline of $815 in investment management fees.

For the nine months ended September 30, 2017, total non-interest income was $40,442 compared to $54,911 for the same period a year ago. Included in non-interest income for the nine months ended September 30, 2017 was $274 of net loss on sale of securities compared to net gain on sale of securities of $7,624 for the comparable year ago period. Excluding net loss or gain on sale of securities, non-interest income was $40,716 for the nine months ended September 30, 2017, compared to $47,287 for the nine months ended September 30, 2016. The decrease between the periods was mainly due to the same factors that resulted in the decrease in the three-month period.

The ratio of non-interest income excluding securities gains and losses to tax equivalent net interest income plus non-interest income excluding securities gains and losses was 10.1% for the third quarter of 2017, compared to 12.8% for the third quarter of 2016. We anticipate this ratio will increase in the future through growth in other loan fees, loan swap fees, other fee income generated by our commercial banking teams; syndication fees, deposit fees and service charges driven by commercial treasury management services. We continue to evaluate potential acquisitions of specialty commercial lending and other businesses that are also fee income generators.

STERLING BANCORP AND SUBSIDIARIES

Accounts receivable management / factoring commissions and other related fees represents fees generated in our factoring and payroll finance businesses. A portion of the fees generated in the factoring and payroll finance businesses are allocated to interest income on loans and the remainder is recognized as fee income. In our factored receivables business, we receive a nonrefundable factoring fee, which is generally a percentage of the factored receivables or sales volume and is designed to compensate us for the bookkeeping and collection services provided and, if applicable, the credit review of the client’s customer and assumption of customer credit risk. In payroll finance, we provide outsourcing support services for clients in the temporary staffing industry. We generate fee income in exchange for providing full back-office, payroll, tax and accounting services to independently-owned temporary staffing companies. Total fee income in these businesses declined $134, or 2.7%, to $4,764 for the three months ended September 30, 2017, compared to $4,898 for the year ago period. The decrease in fees between the periods is mainly due to an increasing proportion of client revenue being allocated to the lending component versus the fee income component of the businesses. For the nine months ended September 30, 2017, these fees were $12,670, compared to $13,548 for the same period a year ago, a decrease of 6.5% between the periods. Total revenue generated by factored receivables and payroll finance clients, including fee income and interest income, was $12,348 in the third quarter of 2017 compared to $12,390 in the third quarter of 2016. The decrease in total revenues was mainly due to client attrition in factored receivables.

Mortgage banking income has decreased significantly in the first nine months of 2017 as a result of the sale of our mortgage banking originations business, which was completed in August 2016. In 2017, mortgage banking income represented payments received from the purchaser of the business, which are based on the volume of residential mortgage loans originated by the personnel that was transfered to the purchaser in connection with the transaction. It also includes revenue and fee income generated by residential mortgage loans originated through our financial centers, which will be ongoing. In 2016, mortgage banking income represented the residential mortgage banking and mortgage brokerage business conducted through loan production offices that were located principally in Brooklyn, Great Neck and New York City and through our financial centers. Mortgage banking income was $121 in the third quarter of 2017, compared to $1,153 in the third quarter of 2016. For the nine months ended September 30, 2017, mortgage banking income was $522, compared to $5,522 for the nine months ended September 30, 2016.

Deposit fees and service charges were $3,309 for the third quarter of 2017, which represented a $98 decline compared to $3,407 for the same period a year ago. For the nine months ended September 30, 2017, deposit fees and service charges were $9,893, which represented a decrease of $2,088 compared to the same period a year ago. Effective July 1, 2016, the Bank became subject to specific provisions of the Dodd-Frank Act, including the Durbin Amendment. As a result, the Bank’s interchange fee earned on debit card transactions, which is part of deposit fees and services charges, was reduced to comply with the provisions of the Durbin Amendment leading to the decrease in deposit fees and service charges between the periods.

Net (loss) gain on sale of securities income represents losses or gains incurred on the sale of securities from our available for sale investment securities portfolio. We realized a net loss on sale of securities of $21 in the three months ended September 30, 2017 and a net gain on sale of securities of $3,433 in the three months ended September 30, 2016. Net gain on sale of securities in 2016 was the result of the sale of securities with net unrealized gains to reposition our securities portfolio to increase our proportion of holdings in municipal securities.

Bank owned life insurance (“BOLI”) income represents the change in the cash surrender value of life insurance policies owned by us. BOLI income was $1,320 for the third quarter of 2017 and $4,342 for the nine months ended September 30, 2017, compared to $1,891 and $4,499 in the same periods a year ago, respectively. The decline was due to lower revenues associated with life insurance settlements in 2017 compared to 2016.

Investment management fees have historically represented fees from the sale of mutual funds and annuities and, until November 2016, also included trust fees. These revenues were $271 in the third quarter of 2017 and $825 for the first nine months of 2017 compared to $1,086 and $3,144 in the same periods a year ago, respectively. The decrease was mainly due to the sale of our trust division in November 2016 which eliminated our trust fee income.

STERLING BANCORP AND SUBSIDIARIES

Other non-interest income principally includes miscellaneous loan fees earned, letter of credit fees, loan swap fees and safe deposit rentals. Other non-interest income increased $1,053 to $4,224 for the third quarter of 2017 from $3,171 for the same period a year ago. The increase in the third quarter of 2017 compared to the year earlier period was due to higher loan swap fees, higher loan syndication fees and higher other loan fees. Other non-interest income was $12,464 for the nine months ended September 30, 2017, compared to $8,593 for the nine months ended September 30, 2016. The increase was due to the same factors as those discussed for the three-month period.

Non-interest expense. The components of non-interest expense were as follows for the periods presented below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Compensation and benefits	$32,433	$32,501	$95,218	$93,857
Stock-based compensation	1,969	1,673	5,602	4,960
Occupancy and office operations	8,583	8,021	25,550	26,113
Amortization of intangible assets	2,166	3,241	6,582	9,535
FDIC insurance and regulatory assessments	2,310	2,151	6,232	6,709
Other real estate owned expense, net	894	721	2,682	1,844
Merger-related expense	4,109	—	9,002	265
Loss on extinguishment of borrowings	—	1,013	—	9,729
Charge for asset write-downs, retention and severance	—	2,000	603	4,485
Other non-interest expense	10,153	10,935	31,153	33,330
Total non-interest expense	$62,617	$62,256	$182,624	$190,827

Non-interest expense for the three months ended September 30, 2017 was $62,617, a $361 increase compared to $62,256 for the three months ended September 30, 2016. For the nine months ended September 30, 2017, non-interest expense was $182,624, a decrease of $8,203 compared to $190,827 for the nine months ended September 30, 2016. The decrease between the nine month periods was mainly due to a decrease in the loss on extinguishment of borrowings. Changes in the components of non-interest expense are discussed below.

Compensation and benefits was $32,433 for the three months ended September 30, 2017, compared to $32,501 for the three months ended September 30, 2016. Increases in the number of commercial banking teams and risk management personnel have offset declines in full time employees generated from the sales of the residential mortgage originations business and trust division. For the nine months ended September 30, 2017, compensation and employee benefits expense was $95,218 compared to $93,857 for the nine months ended September 30, 2016. The increase in compensation and employee benefits for the nine month period was mainly due to an increase in the accrual for self-funded medical insurance and personnel retained as a result of the NSBC Acquisition. As of September 30, 2017, our full-time equivalent employees were 992 compared to 995 at September 30, 2016.

Stock-based compensation was $1,969 in the third quarter of 2017, compared to $1,673 in the third quarter of 2016. The increase in stock-based compensation expense between the periods is due to a greater percentage of compensation paid to our executive management and senior personnel in stock awards to better align the interests of management employees to those of our stockholders. For the nine months ended September 30, 2017, stock-based compensation expense was $5,602 compared to $4,960 for the nine months ended September 30, 2016, and the increase was due to the same factors discussed above. For additional information related to our employee benefit plans and stock-based compensation, see Note 11. “Stock-Based Compensation” in the notes to consolidated financial statements included elsewhere in this report.

Occupancy and office operations was $8,583 in the third quarter of 2017, compared to $8,021 in the third quarter of 2016. For the nine months ended September 30, 2017, occupancy and office operations expense was $25,550, compared to $26,113 for the nine months ended September 30, 2016. The decrease between the nine month periods was mainly due to the consolidation of several financial centers and a reduction in other back-office locations. At September 30, 2017, we had 40 financial center locations, compared to 41 financial centers at September 30, 2016. Our goal is to have a financial center network in which all of our locations meet or exceed our profitability and efficiency targets.

STERLING BANCORP AND SUBSIDIARIES

Amortization of intangible assets mainly includes amortization of core deposit intangible assets, customer lists and non-compete agreements. Amortization of intangible assets was $2,166 in the three months ended September 30, 2017, compared to $3,241 for the three months ended September 30, 2016. Amortization of intangible assets was $6,582 for the nine months ended September 30, 2017, compared to $9,535 for the nine months ended September 30, 2016. The decrease in amortization expense was due mainly to intangibles recorded in prior acquisitions that are now fully amortized. For additional information, see Note 6. “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included elsewhere in this report.

FDIC insurance and regulatory assessments expense was $2,310 for the third quarter of 2017, compared to $2,151 for the third quarter of 2016. The increase was mainly due to growth in assets subject to the assessment. FDIC insurance and regulatory assessments expense was $6,232 for the nine months ended September 30, 2017, compared to $6,709 for the nine months ended September 30, 2016. The decrease between the nine month periods was mainly due to a decline in the FDIC assessment charged to the Bank that occurred after the FDIC Deposit Insurance Fund reserve ratio reached 1.15%.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Loss (gain) on sale	$(8)	$(33)	$(93)	$(302)
Direct property write-downs	444	—	1,737	582
Rental income	(10)	(14)	(35)	(56)
Property tax	437	616	763	1,186
Other expenses	31	152	310	434
OREO expense, net	$894	$721	$2,682	$1,844

OREO expense, net was $894 for the three months ended September 30, 2017, compared to $721 for the three months ended September 30, 2016. The increase was due to direct property write-downs based on updated appraisals received in the third quarter of 2017. OREO expense, net was $2,682 for the nine months ended September 30, 2017, compared to $1,844 for the nine months ended September 30, 2016. Based on updated appraisals and property valuations, we reduced the carrying value of several foreclosed properties in the nine months ended September 30, 2017 and incurred a charge of $1,737 compared to $582 in the year earlier period. These write-downs facilitated the sale of several properties, and the balance of OREO declined by $1,922 to $11,697 at September 30, 2017 compared to $13,619 at December 31, 2016.

Merger-related expense was $4,109 in the three months ended September 30, 2017 and was $9,002 for the nine months ended September 30, 2017, compared to $265 for the nine months ended September 30, 2016. There was no merger-related expense in the three months ended September 30, 2016. Merger-related expense for the third quarter of 2017 was incurred in connection with the Astoria Merger and consisted mainly of costs associated with merger-related marketing activities and preparation of client communications, re-branding of Astoria’s financial centers, temporary signage, professional fees (including appraisal and legal fees) and integration planning expenses. Merger-related expense for the nine months ended September 30, 2017 also included financial and legal advisory fees in connection with the Astoria Merger. Merger-related expense for the nine months ended September 30, 2016 was incurred in connection with the NSBC Acquisition.

Loss on extinguishment of borrowings expense was $1,013 and $9,729 for the three and nine months ended September 30, 2016, respectively. The loss in the three months ended September 30, 2016 was due to the repayment of $23,000 of outstanding senior notes. The loss for the nine months ended September 30, 2016 included the loss on repayment of senior notes and a loss due to the repayment of $220,000 of fixed rate FHLB borrowings with a weighted average interest rate of 3.57%. These borrowings were replaced with deposits and short-term and overnight FHLB borrowings that had a substantially lower cost. We did not extinguish borrowings in the first nine months of 2017.

Charge for asset write-downs, retention and severance was $0 for the three months ended September 30, 2017 and $603 for the nine months ended September 30, 2017, compared to $2,000 for the three months ended September 30, 2016 and $4,485 for the nine months ended September 30, 2016. The charge in 2017 was related to the consolidation of two financial centers. The charge in the third quarter of 2016 was incurred in connection with the sale of the mortgage banking originations business. For the nine months

STERLING BANCORP AND SUBSIDIARIES

ended September 30, 2016, charges also included items related to the NSBC Acquisition and the consolidation of financial centers and other locations.

Other non-interest expense for the three months ended September 30, 2017 was $10,153, compared to $10,935 for the three months ended September 30, 2016 and was $31,153 for the nine months ended September 30, 2017, compared to $33,330 for the same period a year ago. The decrease was mainly related to the sale of the residential mortgage originations business and the trust division. See Note 13. “Other Non-Interest Expense” in the notes to the consolidated financial statements included elsewhere in this report for details on significant components.

In connection with the Astoria Merger, we anticipate that we will incur a material amount of merger-related expense and restructuring charges including professional and advisory fees, core system processing and other consulting integration fees, asset write-downs for facilities and fixed assets, severance, retention and change in control agreements. The majority of these expenses will be incurred in the fourth quarter of 2017.

Income tax expense was $21,592 for the three months ended September 30, 2017 compared to $16,991 for the three months ended September 30, 2016, which represented an effective income tax rate of 32.5% and 31.2%, respectively. Income tax expense was $59,620 for the nine months ended September 30, 2017 and was $47,646 for the nine months ended September 30, 2016, which represented an effective income tax rate of 32.1% and 32.5%, respectively.

With the completion of the Astoria Merger, and based on the estimated amount of tax deductible merger-related expense and restructuring charges we anticipate our effective income tax rate for full year 2017 will be approximately 25% to 27.5%. Our effective tax rate differs from the 35% federal statutory rate due mainly to the effect of tax exempt interest from public sector finance loans, municipal securities and BOLI income.

The adoption of a new accounting standard in the first quarter of 2017 required that tax benefits in excess of compensation costs associated with our stock-based compensation plans be included in income tax expense as a discrete item. In the three and nine months ended September 30, 2017 we recorded a tax benefit of $1 and $807, respectively, associated with the vesting of stock-based compensation. This reduced our effective income tax rate by 68 basis points in the nine months ended September 30, 2017. See Note 10. “Income Taxes” in the notes to the consolidated financial statements included elsewhere in this report for additional information.

STERLING BANCORP AND SUBSIDIARIES

Portfolio Loans
The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the periods indicated.

	September 30, 2017		December 31, 2016
	Amount	%	Amount	%
Commercial:
C&I:
Traditional C&I	$1,726,018	16.4%	$1,404,774	14.7%
Asset-based lending	794,632	7.6	741,942	7.8
Payroll finance	251,003	2.4	255,549	2.7
Warehouse lending	669,860	6.4	616,946	6.5
Factored receivables	236,051	2.2	214,242	2.2
Equipment financing	679,127	6.5	589,315	6.2
Public sector finance	484,973	4.6	349,182	3.7
Total C&I	4,841,664	46.1	4,171,950	43.8
Commercial mortgage:
Commercial real estate	3,453,151	32.9	3,162,942	33.2
Multi-family	1,020,094	9.7	981,076	10.3
ADC	236,456	2.3	230,086	2.4
Total commercial mortgage	4,709,701	44.9	4,374,104	45.9
Total commercial	9,551,365	91.0	8,546,054	89.7
Residential mortgage	684,093	6.5	697,108	7.3
Consumer	258,077	2.5	284,068	3.0
Total portfolio loans	10,493,535	100.0%	9,527,230	100.0%
Allowance for loan losses	(72,128)		(63,622)
Total portfolio loans, net	$10,421,407		$9,463,608
Note the percentages in the table above are rounded to the nearest tenth of a percent.

Overview. Total portfolio loans, net, increased $957,799, or 13.5% on an annualized basis, to $10,421,407 at September 30, 2017, compared to $9,463,608 at December 31, 2016. At September 30, 2017, total C&I loans comprised 46.1% of the total loan portfolio, compared to 43.8% at December 31, 2016. Commercial mortgage loans comprised 44.9% and 45.9% of the total loan portfolio at September 30, 2017 and December 31, 2016, respectively.

C&I loans increased $669,714, or 21.5% on an annualized basis, in the first nine months of 2017. Included in total C&I loans are asset-based lending, payroll finance, warehouse lending, factored receivables, equipment financing and public sector finance, which collectively comprise our commercial finance loan portfolio. The commercial finance loan portfolio increased by $348,470 in the first nine months of 2017 and totaled $3,115,646 at September 30, 2017, compared to $2,767,176 at December 31, 2016, mainly due to increases in public sector finance, equipment finance and warehouse lending described below.

Traditional C&I loans grew $321,244, public sector finance loans increased $135,791, equipment financing loans increased $89,812 and warehouse lending increased $52,914 since December 31, 2016, due to loans generated by our commercial banking teams. Traditional C&I loans include loans generated by our commercial banking teams that are focused on franchise finance, healthcare finance and lender finance industry sectors.

Commercial real estate loans increased $290,209, or 12.3% on an annualized basis in the nine months ended September 30, 2017. Multi-family loans grew $39,018, or 5.3% on an annualized basis, in the first nine months of 2017. The main drivers of growth have been strong commercial real estate market conditions in the greater New York metropolitan area, increasing interest rates and pricing levels on new originations, and higher origination volumes given our increased number of commercial banking teams.

ADC loans, which are a component of commercial mortgage loans, increased $6,370 in the nine months ended September 30, 2017. The increase was due to growth generated from our commercial banking teams. We have ceased originations of land acquisition and

STERLING BANCORP AND SUBSIDIARIES

development loans. However, we do originate construction loans on an exception basis but only to select clients mostly within our immediate footprint.

Residential mortgage loans decreased $13,015 to $684,093 at September 30, 2017, compared to $697,108 at December 31, 2016. The majority of our residential mortgage loan originations were held for sale and sold in the secondary markets to various investors. We retain newly originated residential mortgage loans on an exception basis for select clients. We also acquire residential mortgage loans for Community Reinvestment Act purposes. Residential mortgage originations and portfolio balances have substantially decreased since the sale of our residential mortgage originations business in August 2016. Although the majority of such originations were sold in the secondary market, prior to the sale of the residential mortgage originations business we often retained non-conforming prime residential mortgage loans in our portfolio.

Delinquent Loans, Troubled Debt Restructuring, Impaired Loans, Other Real Estate Owned and Classified Assets

Past Due, Non-Performing Loans, Non-Performing Assets (Risk Elements). The table below sets forth the amounts and categories of our NPAs at the dates indicated. There were no asset-based lending, public sector finance, or warehouse lending loans that were non-performing at such dates.

	September 30,	December 31,
	2017	2016
Non-accrual loans:
Traditional C&I	$25,409	$26,386
Payroll finance	4	199
Factored receivables	—	618
Equipment financing	3,840	2,246
Commercial real estate	20,874	21,008
Multi-family	55	71
ADC	1,828	5,269
Residential mortgage	9,992	14,790
Consumer	7,058	6,576
Total non-accrual loans	69,060	77,163
Accruing loans past due 90 days or more	392	1,690
Total NPLs	69,452	78,853
OREO	11,697	13,619
Total NPAs	$81,149	$92,472
TDRs accruing and not included above	$18,618	$11,285
Ratios:
NPLs to total loans	0.66%	0.83%
NPAs to total assets	0.48	0.65

NPAs and NPLs. NPLs include non-accrual loans and accruing loans past due 90 days or more. NPAs include NPLs and OREO. At September 30, 2017, total NPLs declined $9,401 to $69,452 compared to $78,853 at December 31, 2016. This was mainly due to repayments and loans transferred to OREO. Non-accrual loans were $69,060 and loans 90 days past due and still accruing interest which were well secured and in the process of collection were $392 as of September 30, 2017. Non-accrual loans declined $8,103 from $77,163 at December 31, 2016. Loans past due 90 days or more and still accruing declined $1,298 between the periods. The declines in NPLs was due to repayments, transfers to OREO and charge-offs.

TDRs. TDRs still accruing interest income are loans modified for borrowers that have experienced financial difficulties but are performing in accordance with the terms of their loan prior to the modification. Loan modification concessions may include actions such as an extension of the maturity date or the lowering of interest rates and monthly payments. Nearly all of these performing TDR loans are secured by real estate. Total TDRs were $46,585 at September 30, 2017, of which $27,967 were non-accrual, none were 90 days past due and accruing, and $18,618 were performing according to their terms and accruing interest income. Total TDRs were $13,274 at December 31, 2016, of which $1,989 were non-accrual, none were 90 days past due and accruing, and $11,285 were performing according to their terms and accruing interest income. The increase in total TDRs for the nine months ended September 30, 2017 was mainly due to the TDR designation of a non-accrual taxi medallion loan in the three months ended September 30, 2017. (See “Taxi Medallion Loans” below). Other TDRs were mainly due to concessions granted to certain commercial real estate, equipment finance and residential mortgage clients. These balances are detailed in the TDR section of Note

STERLING BANCORP AND SUBSIDIARIES

4. “Loans” in the notes to the consolidated financial statements included elsewhere in this report. As of September 30, 2017, there were no commitments to lend additional funds to borrowers with loans that have been classified as TDRs.

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
At September 30, 2017, we had OREO properties with a recorded balance of $11,697, compared to $13,619 at December 31, 2016. The decrease was due to $5,089 in sales and $1,737 of write-downs to reflect the estimated current sale value of the properties. This was partially offset by OREO additions of $4,904 in the period.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality such as “substandard”, “doubtful”, or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets is not warranted and are charged-off. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as “special mention”. As of September 30, 2017, we had $117,984 of loans designated as “special mention” compared to $104,569 at December 31, 2016. The increase in loans designated as “special mention” at September 30, 2017 compared to December 31, 2016 was mainly due to two relationships in our payroll finance portfolio that continue to perform but warranted closer monitoring.

Our determination as to the classification of our assets and the amount of our loan loss allowance are subject to review by our regulators, which can direct the charge-offs of loans and order the establishment of additions to our allowance for loan losses. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets at September 30, 2017, classified assets consisted of loans of $105,000 and OREO of $11,697. Classified loans were $95,594 and OREO was $13,619 at December 31, 2016. The increase in classified loans in the nine months ended September 30, 2017 was mainly due to the designation of one taxi medallion loan relationship as substandard that had been classified special mention at December 31, 2016. This loan remains current on its payments and is on accrual.

Taxi Medallion Loans. At September 30, 2017, we had taxi medallion loans of $48,301, or 0.46% of portfolio loans, compared to $51,680, or 0.54% of portfolio loans, at December 31, 2016. The decline in the balance between the periods was due to repayments. Our taxi medallion loans are collateralized by New York City taxi medallions, and other corporate and personal collateral of the borrowers. One of our three taxi medallion borrower relationships in the amount of $23,188 is on non-accrual and designated as a TDR, and the other two relationships are classified as substandard. The relationship that is a TDR and on non-accrual declined by $528 in the first nine months of 2017 as a result of repayments. We continue to closely monitor the collateral values, cash flows and performance of each of these loans and are working with our borrowers to reduce these outstanding balances.

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

STERLING BANCORP AND SUBSIDIARIES

The allowance for loan losses increased from $63,622 at December 31, 2016 to $72,128 at September 30, 2017, as the provision for loan losses exceeded net charge-offs by $8,506. The allowance for loan losses at September 30, 2017 represented 103.9% of non-performing loans and 0.69% of total portfolio loans. At December 31, 2016, the allowance for loan losses represented 80.7% of non-performing loans and 0.67% of total portfolio loans. Loans acquired in prior merger transactions were recorded with a fair value adjustment as of the acquisition date that included estimated lifetime credit losses and interest rate adjustments, among other factors (the “loan mark”). A substantial portion of portfolio loans covered by the loan mark continue to carry no allowance for loan losses. As a result, our allowance for loan losses to portfolio loans may not be comparable to other banking entities that have not engaged in mergers and acquisitions.

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

	September 30, 2017			December 31, 2016
	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans
Traditional C&I	$17,200	$1,726,018	16.4%	$12,864	$1,404,774	14.7%
Asset-based lending	4,776	794,632	7.6	3,316	741,942	7.8
Payroll finance	2,191	251,003	2.4	951	255,549	2.7
Warehouse lending	3,734	669,860	6.4	1,563	616,946	6.5
Factored receivables	1,273	236,051	2.2	1,669	214,242	2.2
Equipment financing	4,461	679,127	6.5	5,039	589,315	6.2
Public sector finance	1,352	484,973	4.6	1,062	349,182	3.7
Commercial real estate	23,203	3,453,151	32.9	20,466	3,162,942	33.2
Multi-family	4,054	1,020,094	9.7	4,991	981,076	10.3
ADC	1,314	236,456	2.3	1,931	230,086	2.4
Residential mortgage	5,054	684,093	6.5	5,864	697,108	7.3
Consumer	3,516	258,077	2.5	3,906	284,068	3.0
Total	$72,128	$10,493,535	100.0%	$63,622	$9,527,230	100.0%

Impaired Loans. A loan is impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loan values are based on one of three measures: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is less than its recorded investment, our practice is to write-down the loan against the allowance for loan losses so the recorded investment matches the impaired value of the loan. Impaired loans generally include a portion of non-performing loans and accruing and performing TDR loans. At September 30, 2017, we had $55,422 in impaired loans compared to $55,391 at December 31, 2016. The increase in impaired loans between September 30, 2017 and December 31, 2016 was due to additional loans identified as impaired in the first nine months of the year which was partially offset by borrower repayments.

PCI Loans. A PCI loan is an acquired loan that has demonstrated evidence of deterioration in credit quality subsequent to origination. As of September 30, 2017, the balance of PCI loans was $59,853, compared to $88,908 at December 31, 2016 and is mainly comprised of loans acquired in the merger with Hudson Valley Holding Corp. in June 2015. The decline was mainly due to borrower repayments. At September 30, 2017 and December 31, 2016, we held $8,317 and $12,241, respectively, of PCI loans, which are accounted for under the cost-recovery method and were included in our non-accrual loan totals above. The decline between the periods was mainly due to borrower repayments. The remaining PCI loans of $51,536 and $76,667 at September 30, 2017 and December 31, 2016, respectively, are accounted for under applicable guidance, which results in an accretable yield that represents the amount of expected cash flows that exceeds the initial investment in the loan. See the tables of loans evaluated for impairment by segment and changes in accretable yield for PCI loans in Note 4. “Portfolio Loans” in the notes to consolidated financial statements included elsewhere in this report for additional information.

Provision for Loan Losses. We recorded $5,000 in loan loss provision for the three months ended September 30, 2017, compared to $5,500 for the three months ended September 30, 2016. Net charge-offs for the three months ended September 30, 2017 were $3,023, or 0.12% of average loans on an annualized basis, compared to net charge-offs of $1,960, or 0.09% of average loans on an annualized basis for the three months ended September 30, 2016. Provision expense for the first nine months of 2017 was driven mainly by growth in loan balances generated organically by our commercial banking teams, as well as loans acquired in prior

STERLING BANCORP AND SUBSIDIARIES

mergers and acquisitions that are now subject to our allowance for loan losses. The decrease in the provision for loan losses between the periods was mainly due to the decline in non-performing loans between September 30, 2016 and September 30, 2017.

Changes in Financial Condition between September 30, 2017 and December 31, 2016

Total assets increased $2,601,650, or 18.3%, to $16,780,097 at September 30, 2017, compared to $14,178,447 at December 31, 2016. This increase was mainly due to the following:

•
Total portfolio loans increased by $966,305, or 10.1%, to $10,493,535 at September 30, 2017, compared to $9,527,230 at December 31, 2016. The increase was due to loans originated by our commercial banking teams.

•
Total investment securities increased by $1,396,812, or 44.8%, to $4,515,650 at September 30, 2017, compared to $3,118,838 at December 31, 2016. This increase was mainly due to our purchase of MBS and high investment grade tax exempt securities issued by New York State, New York City, other municipal entities in New York, and by other states. The increase in securities was mainly in connection with the repositioning of our securities portfolio in anticipation of the Astoria Merger. Investment securities were 26.9% of total assets at September 30, 2017, compared to 22.0% at December 31, 2016.

•
Cash and cash equivalents increased by $113,557 to $407,203 at September 30, 2017, compared to $293,646 at December 31, 2016. Cash holdings at September 30, 2017 increased mainly due to the timing of municipal deposit inflows, which are seasonal and reach their peak in connection with September 30 tax collections.

Total liabilities increased $2,485,353, or 20.2%, to $14,808,617 at September 30, 2017, compared to $12,323,264 at December 31, 2016. This increase was mainly due to the following:

•
Total deposits increased $975,179, or 9.7%, to $11,043,438 at September 30, 2017, compared to $10,068,259 at December 31, 2016. Our core retail, commercial and municipal transaction, money market and savings accounts were $9,753,052, at September 30, 2017, which represented 88.3% of our total deposit balances. The increase in deposits was driven in part by our commercial banking teams, as several of our recent commercial banking hires are focused on growing deposits, as well as growth in municipal deposits. Municipal deposits, excluding municipal certificates of deposits, increased $489,139 to $1,733,550 at September 30, 2017, compared to $1,244,411 at December 31, 2016.

•
FHLB borrowings increased $1,225,000, to $3,016,000 at September 30, 2017, compared to $1,791,000 at December 31, 2016. The increase in FHLB borrowings was used, together with our deposit growth, to fund increases in loans and investment securities.

Supplemental Reporting of Non-GAAP Financial Measures
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance and to assess our performance compared to our annual budget and strategic plans. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors, analysts, regulators and others information that we use to manage and evaluate our performance each period. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements, and notes thereto, for the quarter ended September 30, 2017, included elsewhere in this report and the year ended December 31, 2016, included in the 2016 Annual Report on Form 10-K.

STERLING BANCORP AND SUBSIDIARIES

	September 30,
	2017	2016
The following table shows the reconciliation of stockholders’ equity to tangible equity and the tangible equity ratio [1]:
Total assets	$16,780,097	$13,617,228
Goodwill and other intangibles	(756,290)	(765,858)
Tangible assets	16,023,807	12,851,370
Stockholders’ equity	1,971,480	1,765,160
Goodwill and other intangibles	(756,290)	(765,858)
Tangible stockholders’ equity	$1,215,190	$999,302
Common stock outstanding at period end	135,807,544	130,853,673
Stockholders’ equity as a % of total assets	11.75%	12.96%
Book value per share	$14.52	$13.49
Tangible equity as a % of tangible assets	7.58%	7.78%
Tangible book value per share	$8.95	$7.64
______________
See legend beginning on page 71.

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
The following table shows the reconciliation of reported net income and reported earnings per share (GAAP) to adjusted net income (non-GAAP) and adjusted diluted EPS (non-GAAP)[2]:
Income before income tax expense	$66,444	$54,413	$185,939	$146,604
Income tax expense	21,592	16,991	59,620	47,646
Net income (GAAP)	44,852	37,422	126,319	98,958
Adjustments:
Net loss (gain) on sale of securities	21	(3,433)	274	(7,624)
Merger-related expense	4,109	—	9,002	265
Charge for asset write-downs, retention and severance	—	2,000	603	4,485
Loss on extinguishment of borrowings	—	1,013	—	9,729
Amortization of non-compete agreements and acquired customer lists	333	970	1,080	2,907
Total adjustments	4,463	550	10,959	9,762
Income tax (benefit)	(1,450)	(179)	(3,562)	(3,354)
Total adjustments net of tax	3,013	371	7,397	6,408
Adjusted net income (non-GAAP)	$47,865	$37,793	$133,716	$105,366

Weighted average diluted shares	135,950,160	130,875,614	135,895,513	130,645,705
Diluted EPS as reported (GAAP)	$0.33	$0.29	$0.93	$0.76
Adjusted diluted EPS (non-GAAP)	0.35	0.29	0.98	0.81
______________
See legend beginning on page 71.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
The following table shows the reconciliation of the reported operating efficiency ratio and adjusted operating efficiency ratio [3]:
Net interest income	$120,073	$103,130	$342,121	$297,020
Non-interest income	13,988	19,039	40,442	54,911
Total net revenue	134,061	122,169	382,563	351,931
Tax equivalent adjustment on securities	4,599	3,635	12,896	8,885
Net (gain) on sale of securities	21	(3,433)	274	(7,624)
Adjusted total revenue (non-GAAP)	138,681	122,371	395,733	353,192
Non-interest expense	62,617	62,256	182,624	190,827
Merger-related expense	(4,109)	—	(9,002)	(265)
Charge for asset write-downs, retention and severance	—	(2,000)	(603)	(4,485)
Loss on extinguishment of borrowings	—	(1,013)	—	(9,729)
Amortization of intangible assets	(2,166)	(3,241)	(6,582)	(9,535)
Adjusted non-interest expense (non-GAAP)	$56,342	$56,002	$166,437	$166,813
Reported operating efficiency ratio	46.7%	51.0%	47.7%	54.2%
Adjusted operating efficiency ratio (non-GAAP)	40.6	45.8	42.1	47.2
__________________________
See legend beginning on page 71.

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
The following table shows the reconciliation of reported return on tangible assets and adjusted return on tangible assets [4]:
Average assets	$15,661,514	$13,148,201	$14,802,910	$12,618,477
Average goodwill and other intangibles	(757,498)	(767,753)	(759,790)	(762,053)
Average tangible assets	$14,904,016	$12,380,448	$14,043,120	$11,856,424
Net income	44,852	37,422	126,319	98,958
Net income, if annualized	177,945	148,874	168,888	132,185
Reported return on average tangible assets	1.19%	1.20%	1.20%	1.11%
Adjusted net income (non-GAAP)	$47,865	$37,793	$133,716	$105,366
Annualized adjusted net income	189,899	150,350	178,778	140,744
Adjusted return on average tangible assets (non-GAAP)	1.27%	1.21%	1.27%	1.19%
___________________________
See legend beginning on page 71.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
The following table shows the reconciliation of reported return on average tangible equity and adjusted return on average tangible equity [5]:
Average stockholders’ equity	$1,955,252	$1,751,414	$1,913,072	$1,716,657
Average goodwill and other intangibles	(757,498)	(767,753)	(759,790)	(762,053)
Average tangible stockholders’ equity	1,197,754	983,661	1,153,282	954,604
Net income	44,852	37,422	126,319	98,958
Net income, if annualized	177,945	148,874	168,888	132,185
Reported return on average tangible equity	14.86%	15.13%	14.64%	13.85%
Adjusted net income (non-GAAP)	$47,865	$37,793	$133,716	$105,366
Annualized adjusted net income	189,899	150,350	178,778	140,744
Adjusted return on average tangible equity (non-GAAP)	15.85%	15.28%	15.50%	14.74%
_______________________
See legend beginning below.

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

3 The reported operating efficiency ratio is a non-GAAP measure calculated by dividing our GAAP non-interest expense by the sum of our GAAP net interest income plus GAAP non-interest income. The adjusted operating efficiency ratio is a non-GAAP measure calculated by dividing non-interest expense adjusted for intangible asset amortization and certain expenses generally associated with discrete merger transactions and non-recurring strategic plans by the sum of net interest income plus non-interest income plus the tax equivalent adjustment on securities income and elimination of the impact of gain or loss on sale of securities. The adjusted operating efficiency ratio is a measure we use to assess our operating performance.

4 Return on tangible assets and the adjusted return on tangible assets measures provide information to help assess our profitability.

5 Return on average tangible equity and the adjusted return on average tangible equity measures provide information to evaluate the use of our tangible equity.

Liquidity and Capital Resources

Capital. Stockholders’ equity was $1,971,480 as of September 30, 2017, an increase of $116,297 relative to December 31, 2016. The increase was mainly the result of net income of $126,319. Also contributing to the increase was an increase in other comprehensive income of $12,976, which was primarily due to a change in the fair value of our available for sale securities portfolio, as well as stock option exercises and stock-based compensation, which totaled $5,349. These increases were partially offset by declared dividends of $28,347.

We paid dividends of $0.07 per common share in each quarter of 2016 and in the first three quarters of 2017. Most recently, our Board of Directors declared a dividend of $0.07 per common share on October 24, 2017, which is payable November 20, 2017 to our holders as of the record date of November 6, 2017. In addition, on October 16, 2017, we paid a dividend of $2,194 on the Preferred Shares.

Basel III Capital Rules. The Basel III Capital Rules became effective for us on January 1, 2015 (subject to a phase-in period for certain provisions). The rules are discussed in Note 15. “Stockholders’ Equity - Regulatory Capital Requirements” in the notes to consolidated financial statements included elsewhere in this report.

Liquidity. As discussed in our 2016 Form 10-K, our liquidity position is continuously monitored and we make adjustments to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset /

STERLING BANCORP AND SUBSIDIARIES

liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic activity, volatility in the financial markets, unexpected credit events or other significant occurrences. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of September 30, 2017, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on us.

At September 30, 2017, the Bank had $407,204 in cash and cash equivalents on hand and unused borrowing capacity at the FHLB of $1,053,356. In addition, the Bank may purchase additional federal funds from other institutions and enter into additional repurchase agreements. The Bank had $1,379,691 of securities available to pledge as collateral as of September 30, 2017. The Bank was required to maintain $78,419 of cash on hand or on deposit with the FRB to meet regulatory reserve and clearing requirements at September 30, 2017.

We are a bank holding company and do not conduct operations. Our primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. At September 30, 2017, the Bank had capacity to pay approximately $221,000 of dividends to us and maintain its “well capitalized” status under regulatory guidelines. However, the Bank also has developed internal capital management policies and procedures and, under these policies and procedures, the Bank could pay dividends to us of approximately $6,000 at September 30, 2017. We had cash on hand of $49,282 at September 30, 2017.

On September 5, 2017, we renewed and increased our Credit Facility, which is more fully described in Note 8. “Borrowings” in the notes to consolidated financial statements included elsewhere in this report. The use of proceeds are for general corporate purposes. The Credit Facility has no outstanding balance and requires us and the Bank to maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. We and the Bank were in compliance with all requirements at September 30, 2017.

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

Management actively evaluates interest rate risk in connection with our lending, investing, and deposit activities. Management emphasizes the origination of commercial real estate loans, C&I loans, and consumer loans. We also invest in shorter-term securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest earning assets by increasing our investments in shorter-term loans and securities may help us to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. These strategies may adversely affect net interest income due to lower initial yields on these investments in comparison to longer-term, fixed-rate loans and investments.

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

STERLING BANCORP AND SUBSIDIARIES

Estimated Changes in EVE and NII. The table below sets forth, as of September 30, 2017, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$1,823,964	$(300,331)	(14.1)%	$555,312	$31,718	6.1%
+200	1,938,580	(185,715)	(8.7)	545,474	21,880	4.2
+100	2,038,753	(85,542)	(4.0)	535,349	11,755	2.2
0	2,124,295	—	—	523,594	—	—
-100	2,137,800	13,505	0.6	502,173	(21,421)	(4.1)

The table above indicates that at September 30, 2017, in the event of an immediate 200 basis point increase in interest rates, we would expect to experience a 8.7% decrease in EVE and a 4.2% increase in NII. Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on EVE and NII beyond -100 basis points.

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

During the third quarter of 2017, the federal funds target rate increased a quarter point to 1.00 - 1.25%. U.S. Treasury yields with two year maturities increased 27 basis points from 1.20% to 1.47% over the nine months ended September 30, 2017, while the yield on U.S. Treasury 10-year notes decreased 12 basis points from 2.45% to 2.33% over the same nine month period. The decrease in interest rates on longer-term maturities relative to the increase in interest rates on short-term maturities resulted in a flatter 2-10 year U.S. Treasury yield curve at September 30, 2017 compared to December 31, 2016.  At its September 2017 meeting, the Federal Open Markets Committee (the “FOMC”) stated that its monetary policy remains accommodative.  The FOMC further stated that it expects that economic conditions will evolve in a manner that will warrant gradual increases in the federal funds rate and the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data. The FOMC also stated that the balance sheet normalization program described previously will commence in October, 2017. However, should economic conditions improve at a faster pace than anticipated, the FOMC could increase the federal funds target rate quicker. This could cause the shorter end of the yield curve to rise disproportionately relative to the longer end, thereby resulting in an even flatter yield curve, which may result in greater margin compression.

Due to the completion of the Astoria Merger, we anticipate our asset sensitivity will initially decrease from the levels presented in the table above given the composition of our combined balance sheet, which will include a greater proportion of fixed rate residential mortgage and commercial real estate loans acquired in the merger. We anticipate that asset sensitivity will change as we reposition Astoria’s investment securities portfolio, borrowings and loan portfolio over time to a balance sheet composition similar to what Sterling had prior to the closing of the merger.

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

STERLING BANCORP AND SUBSIDIARIES

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
Item 1. Legal Proceedings
The “Litigation” section of Note 16. “Commitments and Contingencies” in the notes to consolidated financial statements included in Part I, Item 1 is incorporated herein by reference.

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

The risks described in our 2016 Form 10-K and Form 10-Q for the quarter ended March 31, 2017 are not the only risks that we encounter. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition and/or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 1, 2015)
3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company as of June 13, 2017 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 14, 2017)

3.3	Certificate of Designations of 6.50% Non-Cumulative Perpetual Preferred Stock, Series A (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 2, 2017)
3.4	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 24, 2017)
4.1	Form of Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 1, 2013)
4.2	Form of Corporate Governance Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 7, 2012)
4.3
Deposit Agreement and specimen receipt attached as Exhibit A thereto, dated as of March 19, 2013, among Astoria Financial Corporation and Computershare, as Depositary, and the holders of depositary receipts (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4, filed on April 5, 2017)

4.4	First Amendment to the Deposit Agreement, dated as of October 2, 2017, among Sterling Bancorp and Computershare, as Depositary, and the holders of the depositary receipts
4.5	Form of Certificate of 6.50% Non-Cumulative Perpetual Preferred Stock, Series A (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A12B filed on September 28, 2017)
4.6
Indenture by and between Astoria Financial Corporation, as Issuer, and Wilmington Trust, National Association, as Trustee, dated as of June 8, 2017 for Senior Debt Securities (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 2, 2017)

4.7
First Supplemental Indenture by and between Astoria Financial Corporation, as Issuer, and Wilmington Trust, National Association, as Trustee, dated as of June 8, 2017 for Senior Debt Securities (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on October 2, 2017)

4.8
Second Supplemental Indenture by and between Sterling Bancorp, as Issuer, and Wilmington Trust, National Association, as Trustee, dated as of October 2, 2017 for Senior Debt Securities (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on October 2, 2017)

4.9	Form of Note for Astoria Financial Corporation 3.500% Senior Notes (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on October 2, 2017)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Calculation Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Sterling Bancorp

Date:	November 3, 2017	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 3, 2017	By:	/s/ Luis Massiani
Luis Massiani
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)