Form 10-K
period 2017-12-31
STERLING BANCORP
filed 2018-03-01
CIK 1070154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
Commission File Number: 001-35385
________________________
STERLING BANCORP
(Exact name of Registrant as Specified in its Charter)

Delaware	80-0091851
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

400 Rella Blvd., Montebello, New York	10901
(Address of Principal Executive Office)	(Zip Code)
(845) 369-8040
(Registrant’s Telephone Number including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Depositary Shares, each representing a 1/40th interest in a share of 6.50% Non-Cumulative Perpetual Preferred Stock, Series A	New York Stock Exchange
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
Emerging growth company     ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐     NO  ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of June 30, 2017, was $3,154,053,755.

As of February 26, 2018, there were 224,724,542 outstanding shares of the Registrant’s common stock.
___________________________________
DOCUMENT INCORPORATED BY REFERENCE
Proxy Statement for the Annual Meeting of Stockholders (Part III) to be filed within 120 days after the end of the Registrant’s year ended December 31, 2017.

STERLING BANCORP
FORM 10-K TABLE OF CONTENTS
December 31, 2017

PART I

ITEM 1.	Business

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Forward-Looking Statements” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and other cautionary statements set forth elsewhere in this report.

Sterling Bancorp
Sterling Bancorp (the “Company,” “we,” “our,” “ours,” or “us”) is a Delaware corporation, bank holding company founded in 1998 and financial holding company that owns all of the outstanding shares of common stock of its principal subsidiary, Sterling National Bank (the “Bank”). At December 31, 2017, we had, on a consolidated basis, $30.4 billion in assets, $20.5 billion in deposits, stockholders’ equity of $4.2 billion and 224,782,694 shares of common stock outstanding. Our financial condition and results of operations are discussed herein on a consolidated basis with the Bank.

As you review the following disclosures about our business you should be aware of the following recent significant transactions and events, which are discussed below:

Acquisition of Astoria Financial Corporation
On October 2, 2017, we completed the acquisition of Astoria Financial Corporation (“Astoria”), which we refer to as the “Astoria Merger.” The Astoria Merger was a stock-for-stock transaction valued at $2.2 billion based on the closing price of our common stock on September 29, 2017, which was $24.65 per share. Under the terms of the Astoria Merger, Astoria shareholders received 0.875 of a share of our common stock for each share of Astoria common stock. The Astoria Merger has furthered our strategy of expanding in the greater New York metropolitan region by providing us with a significant presence and deposit market share in Long Island, New York, and provides a significant opportunity to expand our services to commercial clients in the Long Island market and will allow us to realize significant operating expense savings as we integrate Astoria’s business and operations. See additional disclosure regarding the Astoria Merger in Note 2. “Acquisitions” in the notes to consolidated financial statements.

Preferred Stock Issuance
On October 2, 2017, in connection with the Astoria Merger, we registered and issued 5,400,000 depositary shares (the “Depositary Shares”), which represented an aggregate issuance of $135.0 million in preferred equity. Each Depositary Share represents a 1/40th interest in our 6.50% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share (the “Company Preferred Stock”). Each share of Astoria’s 6.50% Non-Cumulative Perpetual Preferred Stock, Series C, par value $1.00 per share, with a liquidation preference of $1,000 per share, issued and outstanding immediately prior to the effective time of the Astoria Merger was converted into the right to receive one share of our Company Preferred Stock. Dividends are payable January 15, April 15, July 15 and October 15 of each year and began October 15, 2017. Holders of the Depositary Shares will be entitled to all proportional rights and preferences of the Company Preferred Stock (including dividend, voting, redemption and liquidation rights). The Company Preferred Stock is redeemable in whole or in part from time to time, on October 15, 2022 or any dividend payment date thereafter. Under the terms of the Company Preferred Stock, our ability to pay dividends on, make distributions with respect to or repurchase, redeem or otherwise acquire shares of its common stock or any preferred stock ranking on parity with or junior to the Company Preferred Stock will be subject to restrictions in the event that we do not declare and either pay or set aside a sum sufficient for payment of dividends on the Company Preferred Stock for the immediately preceding dividend period.

November 2016 Common Equity Capital Raise
On November 22, 2016, we issued 4,370,000 shares of our common stock in a public offering at $20.95 per share. We received proceeds net of underwriting discounts, commissions and expenses of $91.0 million. The net proceeds were used for general corporate purposes and to support growth in interest earning assets, including loan originations and purchases of investment securities.

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

Acquisition of Restaurant Franchise Financing Loan Portfolio
On September 9, 2016, the Bank acquired a restaurant franchise financing loan portfolio from GE Capital with an unpaid principal balance of approximately $169.8 million. Total cash paid for the portfolio was $163.3 million, which included a discount to the balance of gross loans receivable of 4.00%, or $6.8 million, plus accrued interest receivable. As the acquired assets did not constitute a business, the transaction was accounted for as an asset purchase. These loans are included in traditional commercial and industrial (“C&I”) loans. See Note 4. “Portfolio Loans” in the notes to consolidated financial statements for additional information.

Acquisition of NewStar Business Credit LLC
On March 31, 2016, we acquired 100% of the outstanding equity interests of NewStar Business Credit LLC (“NSBC”), which we refer to as the NSBC Acquisition. NSBC’s loans had a fair value of $320.4 million on the acquisition date. We paid a premium on the balance of gross loans receivable acquired of 5.90%, or $18.9 million. The NSBC Acquisition was an all cash transaction with a value of $346.7 million; the transaction doubled the size of our asset-based lending portfolio and expanded the geographic footprint of our asset-based lending business. See Note 2. “Acquisitions” in the notes to consolidated financial statements for additional information.

Acquisition of Hudson Valley Holding Corp.
On June 30, 2015, we completed the acquisition of Hudson Valley Holding Corp. (“HVHC”), which we refer to as the “HVB Merger.” The HVB Merger was a stock-for-stock transaction valued at $566.3 million based on the closing price of our common stock on June 29, 2015, which was $14.63 per share. Under the terms of the HVB Merger, HVHC shareholders received 1.92 shares of our common stock for each share of HVHC common stock. The HVB Merger furthered our strategy of expanding in the greater New York metropolitan region by providing us with a significant presence and deposit market share in Westchester County, New York, and created an opportunity to realize significant operating expense savings. See additional disclosure regarding the HVB Merger in Note 2. “Acquisitions” in the notes to consolidated financial statements.

Sterling National Bank
The Bank is a full-service regional bank founded in 1888. Headquartered in Montebello, New York, the Bank specializes in the delivery of services and solutions to business owners, their families and consumers within the communities we serve through teams of dedicated and experienced relationship managers. The Bank offers a complete line of commercial, business, and consumer banking products and services. As of December 31, 2017, the Bank had $30.4 billion in assets, $20.5 billion in deposits and 2,076 full-time equivalent employees (“FTEs”).

Subsidiaries
We conduct substantially all of our operations through the Bank. The Bank has a number of wholly-owned subsidiaries, including a company that originates loans to municipalities and governmental entities and acquires securities issued by state and local governments, a real estate investment trust that holds real estate mortgage loans, several subsidiaries that hold foreclosed properties acquired by the Bank, and other subsidiaries that have an immaterial impact on our financial condition or results of operations.

Available Information
We file reports with the Securities and Exchange Commission (the “SEC”). Our website (www.sterlingbancorp.com) contains a direct link to our filings with the SEC, without charge, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these filings, registration statements on Form S-3 and Form S-4, as well as ownership reports on Forms 3, 4 and 5 filed by our directors and executive officers. Copies may also be obtained, without charge, by written request to Sterling Bancorp, 400 Rella Boulevard, Montebello, New York 10901, Attention: Investor Relations. Moreover, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers at http://www.sec.gov. Our website is not part of this annual report on Form 10-K.

Strategy
The Bank operates as a regional bank providing a broad offering of deposit, lending and wealth management products to commercial, consumer and municipal clients in our market area. We focus mainly on delivering products and services to small and middle market commercial businesses and affluent consumers.  We believe that this is a client segment that is underserved by larger bank competitors in our market area.

Our primary strategic objective is to drive positive operating leverage which will allow us to generate sustainable growth in revenues and earnings over time. We define operating leverage as the ratio of growth in adjusted total revenue divided by growth in adjusted total operating expenses. To achieve this goal, we focus on the following initiatives:

•	Target specific “high value” client segments and geographic markets in which we have competitive advantages.

•	Deploy a single point of contact, relationship-based distribution strategy through our commercial banking teams and financial centers.

•
Continuously expand and refine our delivery and distribution channels by rationalizing our investments in businesses that do not meet our risk-adjusted return targets and re-allocating our capital and resources to hiring commercial banking teams and growing businesses that are in-line wtih our commercial banking strategy.

•	Maximize efficiency through a technology enabled, low-cost operating platform and by controlling operating costs.

•	Create a high productivity culture through differentiated compensation programs based on a pay-for-performance philosophy.

•	Maintain strong risk management systems and proactively manage enterprise risk.

We target a long-term positive operating leverage ratio of 2 - 3x; since 2011, our total revenues have grown at almost 2x our total operating expenses, and has resulted in a larger, more diversified and more profitable company. At December 31, 2017, our total assets were $30.4 billion. For the year ended December 31, 2017, our adjusted operating efficiency ratio was 41.8%, our adjusted return on average tangible common equity was 15.2% and our adjusted diluted earnings per share available to common stockholders was $140.0 million, which represented earnings per share growth of 26.1% over the prior year.

The Bank targets the following geographic markets: (i) the New York Metro Market, which includes Manhattan and Long Island; and (ii) the New York Suburban Market, which includes Rockland, Orange, Sullivan, Ulster, Putnam and Westchester Counties in New York and Bergen County in New Jersey. The Bank also originates loans and deposits in select markets nationally through our asset-based lending, payroll finance, warehouse lending, factored receivables, equipment finance and public sector finance businesses. We believe the Bank operates in an attractive footprint that presents us with significant opportunities to execute our strategy of targeting small and middle market commercial clients and affluent consumers.

We deploy a team-based distribution strategy in which clients are served by a focused and experienced group of relationship managers who are responsible for all aspects of the client relationship and delivery of our products and services. While the Astoria Merger generated substantial growth in 2017, our commercial banking teams also generated significant organic originations of loans and deposits. As of December 31, 2017, the Bank had 34 commercial banking teams and we expect to continue to grow deposits and loan balances through the growth of existing teams and the addition of new teams.

Since 2012, we have consolidated several financial centers and other consumer businesses that did not meet our risk-adjusted return hurdles, such as our residential mortgage originations business, trust division and title insurance business. We did not have economies of scale or competitive advantages in these businesses. During the year ended December 31, 2017, we acquired 88 financial center locations as a result of the Astoria Merger and at year end we had 128 financial centers. We expect that we will reduce the total number of financial centers by 24 in 2018. Our goal is for all financial center locations to meet our productivity and profitability goals and be used to generate meaningful deposit growth. We will reallocate a portion of the operating expense savings from these divestitures into the recruitment of new commercial teams, growing our commercial finance businesses and expanding our retail deposit market share in Long Island.

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

We augment organic growth with opportunistic acquisitions of banks and other financial services businesses. For the periods presented, we completed the following acquisitions: the acquisition of Damian Services Corporation, a payroll finance service provider (the “Damian Acquisition”) on February 27, 2015; the FCC Acquisition on May 7, 2015; the HVB Merger on June 30, 2015; the NSBC Acquisition on March 31, 2016; the restaurant franchise financing loan portfolio from GE Capital on September 9, 2016; and the Astoria Merger on October 2, 2017. These acquisitions have supported our expansion into attractive markets and have diversified our business lines. See additional disclosure of our acquisitions in Note 2. “Acquisitions” in the notes to consolidated financial statements.

As disclosed in Note 4. “Portfolio Loans” in the notes to consolidated financial statements, at December 31, 2017, residential mortgage loans represented 25.3% of portfolio loans and multi-family loans represented 24.3% of portfolio loans. This compares to 7.3% and 10.3%, respectively, at December 31, 2016. The increase in these two asset classes was a result of the Astoria Merger, as Astoria was heavily concentrated in these types of loans. We anticipate replacing the run-off from repayments of residential mortgage and multi-family loans with higher yielding commercial loans, which we expect will increase our net interest income and net interest margin excluding accretion income on acquired loans declines.

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

Employees
As of December 31, 2017, we had 2,076 full-time equivalent employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Supervision and Regulation
General
We and the Bank are subject to extensive regulation under federal and state laws, significant elements of which are described below. This description is qualified in its entirety by reference to the full text of the statutes, regulations and policies referenced. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or various policies applicable to us and our subsidiaries could have a material effect on our business, financial condition and results of operations.

Regulatory Agencies
We are a legal entity separate and distinct from the Bank and its other subsidiaries. As a bank and a financial holding company, we are regulated under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and our subsidiaries are subject to inspection, examination and supervision by the Federal Reserve Board (the “FRB”) as our primary federal regulator.

As a national bank, the Bank is principally subject to the supervision, examination and reporting requirements of the Office of the Comptroller of the Currency (the “OCC”), as its primary federal regulator, as well as the Federal Deposit Insurance Corporation (the “FDIC”). Further, because the Bank’s total assets exceed $10 billion, it is also subject to Consumer Financial Protection Bureau (the “CFPB”) supervision. Insured banks, including the Bank, are subject to extensive regulations that relate to, among other things: (i) the nature and amount of loans that may be made by the Bank and the rates of interest that may be charged; (ii) types and amounts of other investments; (iii) branching; (iv) permissible activities; (v) reserve requirements; and (vi) dealings with officers, directors and affiliates.

Bank Holding Company Activities
In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the FRB has determined to be closely related thereto. In addition, bank holding companies that qualify and elect to be financial holding companies such as us may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the FRB), without prior approval of the FRB.

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Prompt Corrective Action.” A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. A financial holding company’s status also depends upon it maintaining its status as “well capitalized” and “well managed” under applicable FRB regulations. If a financial holding company ceases to meet these capital and management requirements, the FRB’s regulations provide that the financial holding company must enter into an agreement with the FRB to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the FRB may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the FRB. If the company does not return to compliance within 180 days, the FRB may require divestiture of the holding company’s depository institutions.

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

The BHC Act, the Bank Merger Act, and other federal and state statutes regulate acquisitions of banks and banking companies. The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition by us of more than 5% of the voting shares or substantially all of the assets of a bank or bank holding company. Under the Bank Merger Act, the prior approval of the FRB or other appropriate bank regulatory authority is required for the Bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act of 1977 (the “CRA”) and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

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

Under the Basel III Capital Rules, the minimum capital ratios effective as of January 1, 2015 were:

•	4.5% Common Equity Tier 1 (“CET1”) to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total Capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The Basel III Capital Rules also introduced a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increases by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require us and the Bank to maintain minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%; and a minimum leverage ratio of 4%.

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

The Basel III Capital Rules prescribe a standardized approach for risk weighting that expanded the risk-weighting categories from the general risk-based capital rules to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.

With respect to the Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as amended (the “FDIA”) as disussed in the section captioned “Prompt Corrective Action.”

Management believes that we and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules as of December 31, 2017 and would meet all such requirements on a fully phased-in basis as if such requirements had been in effect.

Prompt Corrective Action
The FDIA requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures, which reflect changes under the Basel III Capital Rules that became effective on January 1, 2015, are the total capital ratio, the CET1 capital ratio, the Tier 1 capital ratio, the leverage ratio and the ratio of tangible equity to average quarterly tangible assets.

A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized;” (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a CET1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0% and is not “significantly undercapitalized” or “critically undercapitalized”; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a CET1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0% and is not “critically undercapitalized”; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

We believe that as of December 31, 2017, the Bank was “well capitalized” based on the aforementioned ratios. For further information regarding the capital ratios and leverage ratio of us and the Bank, please see the discussion in the section captioned “Liquidity and Capital Resources” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16. “Stockholders’ Equity - Regulatory Capital Requirements” in the notes to consolidated financial statements.

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

Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the foregoing restrictions, and while maintaining its “well capitalized” status, as of December 31, 2017, the Bank could pay dividends of approximately $190.1 million to us without obtaining regulatory approval. This is not necessarily indicative of amounts that may be paid or are available to be paid in future periods.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), a depository institution, such as the Bank, may not pay dividends if payment would cause it to become undercapitalized or if it is already undercapitalized. The payment of dividends by us and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

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

Deposit Insurance
Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC, and the Bank is subject to deposit insurance assessments to maintain the DIF. The deposit insurance provided by the FDIC per account owner was permanently raised to $250,000 for all types of accounts by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

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

FDIC deposit insurance expense totaled $9.0 million for the year ended December 31, 2017, $6.4 million for the year ended December 31, 2016,and $5.9 million for the year ended December 31, 2015. FDIC deposit insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding bonds issued by FICO in the late 1980s to recapitalize the now defunct Federal Savings & Loan Insurance Corporation. The FICO assessments will continue until the bonds mature in 2019.

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

Loans to One Borrower
The Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2017, the Bank was in compliance with the loans-to-one-borrower limitations.

Community Reinvestment Act
The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings that must be publicly disclosed. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of certain applications. The Bank received a rating of “satisfactory” in its most recent CRA exam.

Financial Privacy
The federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

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

Stress Testing
On October 9, 2012, the FDIC and the FRB issued final rules requiring certain large insured depository institutions and bank holding companies to conduct annual capital-adequacy stress tests. Recognizing that banks and their parent holding companies may have different primary federal regulators, the FDIC and FRB have attempted to ensure that the standards of the final rules are consistent and comparable in the areas of scope of application, scenarios, data collection, reporting, and disclosure. To implement section 165(i) of the Dodd-Frank Act, the rules apply to FDIC-insured state non-member banks and bank holding companies with total consolidated assets of more than $10 billion (“covered institutions”). We and the Bank became subject to stress testing beginning January 1, 2017. The final rules define a stress test as a process to assess the potential impact of economic and financial scenarios on the consolidated earnings, losses and capital of the covered institution over a set planning horizon, taking into account the current condition of the covered institution and its risks, exposures, strategies and activities.

Under the rules, each covered institution with between $10 billion and $50 billion in assets is required to conduct annual stress tests using the bank’s and the bank holding company’s financial data as of December 31 of the preceding calendar year; such tests assess the potential impact of different scenarios on the consolidated earnings and capital of that bank and its holding company and certain related items over a nine-quarter forward-looking planning horizon, taking into account all relevant exposures and activities. On or before July 31 of the year following the stress tests, each covered institution, including the Bank and us, are required to report to the FDIC and the FRB, respectively, in the manner and form prescribed in the rules, the results of the stress tests conducted by the covered institution during the immediately preceding year. As a result, the Company and the Bank released their most recent Annual Company-Run Dodd-Frank Act Stress Test (“DFAST”) disclosure results on October 17, 2017; these results are available on our website at http://www.sterlingbancorp.com under the “Financial Information - DFAST reports” headings. Based on the information provided by a covered institution in the required reports to the FDIC and the FRB, as well as other relevant information, the FDIC and FRB conduct an analysis of the quality of the covered institution’s stress test processes and related results. Consistent with the requirements of the Dodd-Frank Act, the rule requires each covered institution to publish a summary of the results of its annual stress tests within 90 days of the required date for submitting its stress test report to the FDIC and the FRB.

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

Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York (“FHLB”), the Bank is required to acquire and hold shares of capital stock of the FHLB in an amount at least equal to the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. As of December 31, 2017, the Bank was in compliance with the minimum stock ownership requirement.

Federal Reserve System
FRB regulations require depository institutions to maintain cash reserves against their transaction accounts (primarily interest bearing demand deposit accounts and demand deposit accounts). In 2017, a reserve of 3% was to be maintained against aggregate transaction accounts between $15.5 million and $115.1 million (subject to adjustment by the FRB) up from between $15.2 million and $110.2 million in 2016, plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $115.1 million. The first $15.5 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. The FRB reviews the cash reserve requirement annually, and the FRB has announced a reserve of 3% will have to be maintained against aggregate transactions accounts between $16.0 million and $122.3 million in 2018. The Bank is in compliance with the foregoing requirements.

Consumer Protection Regulations
The Bank is subject to federal consumer protection statutes and regulations promulgated under those laws, including, but not limited to, the following:

•	The Truth-In-Lending Act and Regulation Z, governing disclosures of credit terms to consumer borrowers;

•	The Home Mortgage Disclosure Act and Regulation C, requiring financial institutions to provide certain information about home mortgage and refinanced loans;

•	The Equal Credit Opportunity Act and Regulation B, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	The Fair Credit Reporting Act and Regulation V, governing the provision of consumer information to credit reporting agencies and the use of consumer information; and

•	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies.
Deposit operations are also subject to:

•	The Truth in Savings Act and Regulation DD, which requires disclosure of deposit terms to consumers;

•	Regulation CC, which relates to the availability of deposit funds to consumers;

•
The Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
The Electronic Funds Transfer Act and Regulation E, governing automatic deposits to, and withdrawals from, deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

ITEM 1A. Risk Factors

Changes in laws, government rules and regulations and monetary policy may have a material effect on our results of operations.
Financial institutions are subject to significant laws, rules and regulations and may be subject to further additional legislation, rulemaking or regulation in the future, none of which is within our control. Significant new laws, rules or regulations or changes in, or repeals of, existing laws, rules or regulations, including, but not limited to, those with respect to federal and state taxation and the Dodd-Frank Act, may cause our results of operations to differ materially. In addition, the costs and burden of compliance with such laws, rules and regulations continue to increase and could adversely affect our ability to operate profitably. Further, federal monetary policy significantly affects credit conditions for the Bank, as well as for our borrowers, particularly as implemented through the Federal Reserve System (the “Federal Reserve”), primarily through open market operations in U.S. government securities, the discount rate for bank borrowings and reserve requirements. A material change in any of these conditions could have a material impact on the Bank or our borrowers, and, as a result, our results of operations.

Legislative and regulatory initiatives to support the financial services industry have been coupled with numerous restrictions and requirements that could detrimentally affect our business.
The Dodd-Frank Act and the rules and regulations promulgated thereunder have had, and will continue to have, significant impact on the United States bank regulatory structure and the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

The Dodd-Frank Act significantly impacted various consumer protection laws, rules and regulations applicable to financial institutions. First, it rolled back the federal preemption of state consumer protection laws that was enjoyed by national banks by (1) requiring that a state consumer financial law prevent or significantly interfere with the exercise of a national bank’s powers before it can be preempted, (2) mandating that any preemption decision be made on a case by case basis rather than a blanket rule, and (3) ending the applicability of preemption to subsidiaries and affiliates of national banks. As a result, we may be subject to state consumer protection laws in each state where we do business, and those laws may be interpreted and enforced differently in each state. In addition, the Dodd-Frank Act created the CFPB, which has assumed responsibility for supervising financial institutions that have assets of $10 billion or more for their compliance with the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Savings Act, among others. The Bank’s total assets exceed $10 billion, thus making it subject to the CFPB’s supervision. Therefore, in addition to a variety of consumer protection laws, rules and regulations that we may be subject to, the Bank is also subject to the CFPB’s evolving regulations and practices.

The Dodd-Frank Act and its implementing regulations also impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements and annual stress testing requirements. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities. Further, we may incur compliance-related costs and our regulators may also consider our level of compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters.

The scope and impact of many of the Dodd-Frank Act provisions, including the authority provided to the CFPB, will continue to be determined over time as rules and regulations are issued and become effective. As a result, we still cannot predict the ultimate impact of the Dodd-Frank Act on us at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition, results of operations and our ability to pay dividends or repurchase shares. However, it is expected that, at a minimum, our operating and compliance costs will continue to increase.

In addition, as a result of the Volcker Rule, banking entities are prohibited from, among other things, engaging in short-term proprietary trading of securities, derivatives, commodity futures and options on these instruments for their own account or owning, sponsoring, or having certain relationships with “covered funds,” including hedge funds or private equity funds. The Volcker Rule also requires covered banking entities, including us and the Bank, to implement certain compliance programs, policies and procedures, which we have done.

Compliance with the requirements of the Dodd-Frank Act, including the Volcker Rule, may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition, results of operations and our ability to pay dividends or repurchase shares.

We are subject to extensive regulatory oversight.
We and our subsidiaries are subject to extensive supervision and regulation. We are supervised and regulated by the Federal Reserve and the Bank is supervised and regulated by the OCC, as its primary federal regulator, by the FDIC, as the insurer of its deposits, and by the CFPB, which has broad authority to regulate financial service providers and financial products. The application of laws, rules and regulations may vary as administered by such regulators. In addition, we are subject to consolidated capital requirements and must serve as a source of strength to the Bank.

As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities and obtain financing. This regulatory structure is designed primarily for the protection of the DIF and our depositors, as well as other consumers, and not to benefit our shareholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes, all of which can have a material adverse effect on our financial condition, results of operations and our ability to pay dividends or repurchase shares. Our regulators have also intensified their focus on bank lending criteria and controls, and on the USA Patriot Act’s anti-money laundering and Bank Secrecy Act compliance requirements and there is increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control. In order to comply with laws, rules, regulations, guidelines and examination procedures in the anti-money laundering area, we have been required to adopt new policies and procedures and to install new systems. We cannot be certain that the policies, procedures and systems we have in place to ensure compliance are without error, and there is no assurance that in every instance we are in full compliance with these requirements.

Our failure to comply with applicable laws, rules and regulations could result in a range of sanctions, legal proceedings and enforcement actions, including the imposition of civil monetary penalties, formal agreements and cease and desist orders. In addition, the OCC and the FDIC have specific authority to take “prompt corrective action,” depending on our capital levels. For example, currently, we are considered “well-capitalized” for prompt corrective action purposes. If we were to be designated by the OCC as “adequately capitalized,” we would become subject to additional restrictions and limitations, such as limits on the Bank’s ability to take brokered deposits. If we were to be designated by the OCC in one of the lower capital levels (such as “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized”), we would be required to raise additional capital and be subject to progressively more severe restrictions on our operations, management, including the possible replacement of senior executive officers and directors, and capital distributions, and, if we became “critically undercapitalized,” to the appointment of a conservator or receiver.

Basel III capital rules generally require insured depository institutions and their holding companies to hold more capital, which could limit our ability to pay dividends, engage in share repurchases and pay discretionary bonuses.
The Federal Reserve, the FDIC and the OCC adopted final rules for the Basel III capital framework that substantially amended the regulatory risk-based capital rules applicable to us. The rules phase in over time, becoming fully effective in 2019. The rules apply to us as well as to the Bank. Beginning in 2016, a capital conservation buffer began phasing in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a required CET1 to risk-weighted assets ratio of 7%, a Tier 1 to risk-weighted assets ratio of 8.5%, and a total capital to risk-weighted assets ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on our ability to pay dividends, engage in share repurchases and pay discretionary bonuses. These rules will also establish a maximum percentage of eligible retained income that can be utilized for such actions.

The successful integration of Astoria’s business with our business will depend on a number of uncertain factors, may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the Astoria Merger may not be realized.
On October 2, 2017, we completed the Astoria Merger. Our continued success moving forward will depend, in part, on our ability to successfully combine and integrate Astoria’s business with ours in a manner that permits growth opportunities and does not materially disrupt existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Astoria Merger, which could have an adverse effect on our financial results and the value of our common stock. In addition, if we experience difficulties with the integration process, the anticipated benefits of the Astoria Merger may not be realized fully or at all, or may take longer to realize than expected, and costs associated with integration may be greater than forecasted. Integration efforts will also divert management’s attention and resources. These integration matters could have an adverse effect on us for an undetermined period. In addition, the actual cost savings of the Astoria Merger could be less than anticipated.

In connection with the Astoria Merger, we assumed Astoria’s outstanding debt obligations and preferred stock, and our level of indebtedness could adversely affect our ability to raise additional capital and to meet our obligations under our existing indebtedness.
In connection with the Astoria Merger, we assumed approximately $2.9 billion of Astoria’s outstanding indebtedness and Astoria’s obligations related to its outstanding preferred stock. Our existing debt, together with any future incurrence of additional indebtedness, and assumption of Astoria’s outstanding preferred stock, could have important consequences for our creditors and stockholders. For example, it could:

•	limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•	restrict us from paying dividends to our stockholders; and

•	increase our vulnerability to general economic and industry conditions.

General economic conditions in our market area could adversely affect us.
We are affected by the general economic conditions in the local markets in which we operate. A return to elevated levels of unemployment, declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms and reduce demand for our products and services and increase our problem assets, foreclosures and loan losses. Future economic conditions in our market will depend on factors outside of our control, such as political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government, monetary and fiscal policies and inflation, any of which could negatively affect our performance and financial condition.

An inadequate allowance for loan losses would negatively impact our results of operations.
We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to avoid losses. Credit losses are inherent in the lending business and could have a material adverse effect on our results of operations. Volatility and deterioration in the broader economy may also increase our risk of credit losses. The determination of an appropriate level of allowance for loan losses is an inherently uncertain process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and charge-offs may exceed current estimates. We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon various factors, including, but not limited to: the risk characteristics of various classifications of loans; previous loan loss experience; specific loans that have loss potential; delinquency trends; the estimated fair market value of the collateral; current economic conditions; the views of our regulators; and geographic and industry loan concentrations. If any of our evaluations are incorrect and/or borrower defaults result in losses exceeding our allowance for loan losses, our results of operations could be significantly and adversely affected. We cannot assure you that our allowance for loan losses will be adequate to cover probable loan losses inherent in our portfolio.

The need to account for assets at market prices may adversely affect our results of operations.
We report certain assets, including investments and securities, at fair value. Generally, for assets that are reported at fair value, we use quoted market prices, when available, or valuation models that utilize market data inputs to estimate fair value. Because we carry these assets on our books at their fair value, we may incur losses even if the assets in question present minimal credit risk. In addition, we may be required to recognize other-than-temporary impairments in future periods with respect to securities in our portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in fair value of the securities and our estimation of the anticipated recovery period.

Changes in the value of goodwill and intangible assets could reduce our earnings.
We account for goodwill and other intangible assets in accordance with U.S. generally accepted accounting principles (“GAAP”), which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level, which requires us to recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit. Testing for impairment of goodwill and intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of December 31, 2017, the fair value of our shares exceeds the recorded book value. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions, such as us, and could result in an impairment charge at a future date.

Commercial real estate, commercial & industrial and ADC (as defined below) loans expose us to increased risk and earnings volatility.
We consider our commercial real estate loans, commercial & industrial loans and acquisition, development & construction (“ADC”) loans to be higher risk categories in our loan portfolio. These loans are particularly sensitive to economic conditions. At December 31, 2017, our portfolio of commercial real estate loans, including multi-family loans, totaled $9.0 billion, or 45.0% of total loans, our portfolio of commercial & industrial loans (including traditional commercial & industrial, asset-based lending, payroll finance, warehouse lending, factored receivables, equipment finance and public sector finance) totaled 5.3 billion, or 26.5% of total loans, and our portfolio of ADC loans totaled $282.8 million, or 1.41% of total loans. We plan to continue to emphasize the origination of these types of loans, other than ADC loans, where we have ceased originations of land acquisition and development loans. We continue to make construction loans on an exception basis.

Commercial real estate loans generally involve a higher degree of credit risk than residential loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend on the successful operation and management of the businesses that hold the loans, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In the case of commercial & industrial loans, although we strive to maintain high credit standards and limit exposure to any one borrower, the collateral for these loans often consists of accounts receivable, inventory and equipment. This type of collateral typically does not yield substantial recovery in the event we need to foreclose on it and may rapidly deteriorate, disappear, or be misdirected in advance of foreclosure. This adds to the potential that our charge-offs will be more volatile than we have experienced in the past, which could significantly negatively affect our earnings in any quarter. In addition, some of our ADC loans pose higher risk levels than the levels expected at origination, as projects may stall or sell at prices lower than expected. In addition, many of our borrowers also have more than one commercial real estate or ADC loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to significantly greater risk of loss.

Loans in our residential mortgage loan portfolio include interest only loans and loans that have recently converted to principal amortization status.
At December 31, 2017, included in our residential mortgage loan portfolio were $599.7 million of interest only loans and other residential mortgage loans that converted to principal amortization status within the past 24 months. After conversion to principal amortization status, a borrower’s monthly payment may increase substantially and the borrower may not be able to afford the increased debt service, which could result in increased delinquencies and, accordingly, potentially adversely affect our operating results. At December 31, 2017, there were $37.7 million of loans that are interest only or were interest only within the past 24 months that were in non-accrual status.

Our continuing concentration of loans in our primary market area may increase our risk.
Our success depends primarily on the general economic conditions in the counties in which we conduct most of our business. Most of our loans and deposits are generated from customers primarily in the New York Metro Market, which includes Manhattan, the boroughs and Long Island, and certain portions of the New York Suburban Market including Rockland, Westchester and Orange

Counties in New York. We also have a presence in Ulster, Sullivan and Putnam Counties in New York and in Bergen County, New Jersey, as well as other counties in northern New Jersey. Our expansion into New York City and continued growth in Westchester County and Bergen County has helped us diversify our geographic concentration with respect to our lending activities but deterioration in economic conditions in our market area would still adversely affect our results of operations and financial condition.

Environmental liability associated with our lending activities could result in losses.
In the course of business, we may acquire, through foreclosure, properties securing loans that are in default. Particularly in commercial real estate lending, there is a risk that material environmental violations could be discovered on these properties. In this event, we might be required to remedy these violations at the affected properties at our sole cost and expense. The cost of remedial action could substantially exceed the value of affected properties, we may not have adequate remedies against the prior owner or other responsible parties and we could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on our financial condition and results of operations.

Changes in market interest rates could adversely affect our financial condition and results of operations.
Our financial condition and results of operations are significantly affected by changes in market interest rates. Our results of operations substantially depend on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. In recent years, our balance sheet has become more asset sensitive because our assets mature or re-price at a faster pace than our liabilities. If interest rates continue at existing levels or decline, net interest income would be adversely affected as asset yields would be expected to decline at faster rates than deposit or borrowing costs. A decline in net interest income may also occur if competitive market pressures limit our ability to maintain or lag deposit costs. Wholesale funding costs may also increase at a faster pace than asset re-pricing.

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

Changes in interest rates also affect the value of our interest earning assets and, in particular, our securities portfolio. Generally, the value of our securities fluctuates inversely with changes in interest rates. As of December 31, 2017, our available for sale securities portfolio totaled $3.6 billion. Decreases in the fair value of securities available for sale could have an adverse effect on stockholders’ equity and comprehensive income.

Our ability to pay dividends is subject to regulatory limitations and other limitations, which may affect our ability to pay dividends to our stockholders or to repurchase our common stock.
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

A breach, failure or interruption of information security, including as a result of cyber-attacks or other cyber incidents, could negatively affect our earnings or otherwise harm our business.
Increasingly, we depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the Internet from both internal sources and external, third-party vendors. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses, all of which could have an adverse effect on our results of operations. While to date we have not been subject to material cyber-attacks or other cyber incidents, we cannot guarantee all our systems, or the systems of the third-party vendors we rely on, are free from vulnerability to attack, despite safeguards we and our third-party vendors have instituted. In addition, disruptions to our and our third-party vendors’ systems may arise from events that are wholly or partially beyond our and their control (including, for example, computer viruses or electrical or telecommunications outages). If information security is breached, despite the controls we and our third-party vendors have instituted, information can be lost or misappropriated, resulting in financial losses or costs to us or damages to others. These costs or losses could materially exceed the amount of insurance coverage we have, if any, which would adversely affect our earnings. If significant, sustained or repeated, a system breach, failure or service disruption could compromise our ability to operate effectively, damage our reputation and our relationships with our partners and customers, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to competition from both banks and non-bank companies.
The financial services industry, including commercial banking, is highly competitive, and we encounter strong competition for deposits, loans and other financial services in our market area. Our principal competitors include commercial banks, savings banks and savings and loan associations, mutual funds, money market funds, finance companies, trust companies, insurers, leasing companies, credit unions, mortgage companies, real estate investment trusts (“REITs”), private issuers of debt obligations, venture capital firms, private equity funds and suppliers of other investment alternatives, such as securities firms. Many of our non-bank competitors are not subject to the same degree of regulation as we are and thus have advantages over us in providing certain services. Further, many of our competitors are significantly larger than we are and have greater access to capital and other resources.

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
We will continue to evaluate potential acquisitions and may make opportunistic whole or partial acquisitions of other banks, branches, financial institutions, or related businesses from time to time that we expect may further our business strategy, including through participation in FDIC-assisted acquisitions or assumption of deposits from troubled institutions. Any possible acquisition will be subject to regulatory approval, and there can be no assurance that we will be able to obtain such approval in a timely manner or at all. Even if we obtain regulatory approval, these acquisitions could involve numerous risks, including lower than expected performance or higher than expected costs, difficulties related to integration, difficulties and costs associated with consolidation and streamlining inefficiencies, diversion of management’s attention from other business activities, changes in relationships with customers, and the potential loss of key employees. In addition, we may not be successful in identifying acquisition candidates or preventing deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions can be highly competitive, and we may not be able to acquire other institutions on attractive terms. There can be no assurance that we will be successful in completing or will even pursue future acquisitions, or if such transactions are completed, that we will be successful in integrating acquired businesses into our existing operations. Our ability to grow may be limited if we choose not to pursue or are unable to successfully make acquisitions in the future.

The success of our and the Bank’s mergers and acquisitions may depend, in part, on our ability to realize the estimated cost savings from combining the acquired businesses with our and the Bank’s existing operations. It is possible that the potential cost savings could turn out to be more difficult to achieve than anticipated. The cost savings estimates also depend on our ability to combine the businesses in a manner that permits those cost savings to be realized. If the estimates turn out to be incorrect or if we are unable to successfully execute our strategy for combining businesses, our anticipated cost savings may not be realized fully or at all, or may take longer to realize than expected.

Moreover, although we have successfully integrated business acquisitions in recent years, there is no assurance that we will be able to continue to do so in the future, which could delay or prevent the anticipated benefits of future acquisitions from being realized fully or at all. In addition, acquisitions typically involve the payment of a premium over book and trading value and thus may result in the dilution of our book value per share.

Various factors may make takeover attempts more difficult to achieve.
The Board of Directors (the”Board”) currently has no intention to sell control of the Company. Provisions of our certificate of incorporation and bylaws, federal regulations, Delaware law and various other factors may make it more difficult for companies or persons to acquire control of us without the consent of our Board. A shareholder may want a takeover attempt to succeed because, for example, a potential acquirer could offer a premium over the then prevailing market price of our common stock. The factors that may discourage takeover attempts or make them more difficult include:

(a) Certificate of incorporation, bylaws and statutory provisions.
Provisions of our certificate of incorporation and bylaws and Delaware law may make it more difficult and expensive to pursue a takeover attempt that our Board opposes. These provisions also would make it more difficult to remove our current Board, or to elect new directors. These provisions include limitations on voting rights of beneficial owners of more than 10% of our common stock, supermajority voting requirements for certain business combinations, and plurality voting. Our bylaws also contain provisions regarding the timing and content of stockholder proposals and nominations and qualification for service on the Board.

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
Foreclosure timelines in our principal marketplace are longer than the national average. Residential mortgages, in particular, may present us with foreclosure process issues. For example, residential mortgages were 25.3% of our total loan portfolio as of December 31, 2017, but constituted 53.6% of our non-accrual loans on the same date. Collateral for many of our residential loans is located within the States of New York and New Jersey, where there may continue to be foreclosure process and timeline issues.

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services.
We believe that our continued growth and future success will depend in large part on the skills of our management team and our ability to motivate and retain these individuals and other key personnel. In particular, we rely on the leadership of our Chief Executive Officer, Jack Kopnisky. The loss of service of Mr. Kopnisky or one or more of our other executive officers or key personnel could reduce our ability to successfully implement our long-term business strategy, our business could suffer, and the value of our common stock could be materially adversely affected. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. We believe our management team possesses valuable knowledge about the banking industry and our markets and that their knowledge and relationships would be very difficult to replicate. Although the Chief Executive Officer, Chief Financial Officer and other executive officers have entered into employment agreements with us, it is possible that they may not complete the term of their employment agreements or renew them upon expiration. Our success also depends on the experience of our financial center managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key personnel could negatively impact our banking operations. Further, the loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

ITEM 1B.	Unresolved Staff Comments

Not Applicable.
ITEM 2. Properties

We maintain our executive offices, commercial banking division and wealth management and back office operations departments at a leased facility located at 400 Rella Boulevard, Montebello, New York consisting of 58,534 square feet. At December 31, 2017, we conducted our business through 128 full-service retail and commercial financial centers which serve the New York Metro Market and the New York Suburban Market. Of these financial centers, 29 are located in Nassau County, New York, 27 in Suffolk County, New York, 19 in Queens County, New York, 14 in Westchester County, New York, 13 in Kings County, New York, nine in in Rockland County, New York, six in Orange County, New York, five in New York City, New York and two in Bronx County, New York. We also operate one office in each of Sullivan, Ulster, and Putnam Counties in New York and one office in Bergen County, New Jersey. Additionally, 66 of our financial centers are owned and 62 are leased.

In addition to our financial center network and corporate headquarters, we lease 11 additional properties which are used for general corporate purposes and are located in New York, Nassau, Westchester, Dallas, TX and Los Angeles, CA counties, and own a corporate location in Nassau County. See Note 6. “Premises and Equipment, Net” in the notes to consolidated financial statements for further detail on our premises and equipment.

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
Not Applicable.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices, Holders and Dividends
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “STL”. The following table sets forth the high and low intra-day sales prices per share of our common stock and the cash dividends declared per share for the past two years. For a discussion of when the dividends were paid, see “Liquidity and Capital Resources - Capital” and “Liquidity and Capital Resources - Dividends” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Quarter ended	High	Low	Cash dividends declared
December 31, 2017	$26.50	$23.10	$0.07
September 30, 2017	25.60	21.00	0.07
June 30, 2017	24.25	21.05	0.07
March 31, 2017	25.85	22.35	0.07
December 31, 2016	24.65	16.75	0.07
September 30, 2016	17.90	15.14	0.07
June 30, 2016	16.97	14.55	0.07
March 31, 2016	16.19	13.44	0.07

As of December 31, 2017, there were 224,782,694 shares of our common stock outstanding held by 6,526 holders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms). The closing price per share of common stock on December 29, 2017, the last trading day of our fiscal year, was $24.60.
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

Performance Graph
Set forth below is a stock performance graph comparing the cumulative total shareholder return on Sterling Bancorp common stock with (a) the cumulative total return on the S&P 500 Composite Index; and (b) the SNL Mid-Atlantic Bank Index, measured as of the last trading day of each period shown. The graph assumes an investment of $100 on September 30, 2012 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future stock performance.

Performance at	September 30,			December 31,
Index	2012	2013	2014	2014	2015	2016	2017
Sterling Bancorp	100.00	115.73	135.92	152.82	172.37	248.67	261.42
S&P 500 Composite Index	100.00	116.72	136.90	142.91	141.87	155.40	185.58
SNL Mid-Atlantic Bank Index	100.00	131.90	148.59	155.87	158.83	197.53	237.57
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

Issuer Purchases of Equity Securities
The following table reports information regarding purchases of our common stock during the fourth quarter of 2017 and the stock repurchase plan approved by the Board:

	Total Number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
Period (2017)
October 1 — October 31	—	$—	—	776,713
November 1 — November 30	—	—	—	776,713
December 1 — December 31	—	—	—	776,713
Total	—	$—	—

(1) On February 27, 2018, the Board of Directors authorized a new repurchase plan to replace the repurchase plan that existed at December 31, 2017. Under the new repurchase plan we may purchase up to 10,000,000 shares, or 4.4% of the outstanding shares at December 31, 2017. Repurchases may be made at management’s discretion through open market purchases and block trades in accordance with SEC and regulatory requirements. Any shares repurchased will be held as Treasury stock and made available for general corporate purposes.

ITEM 6.	Selected Financial Data

The following summary data is based in part on the consolidated financial statements and accompanying notes, and other schedules appearing elsewhere in this annual report on Form 10-K. The information at/for: (i) the calendar year ended December 31, 2017, 2016 and 2015; (ii) the three months ended December 31, 2014; and (iii) the fiscal year ended September 30, 2014 and 2013 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto that appear in this annual report on Form 10-K. The accompanying selected financial data as of December 31, 2013 and for the three months then ended is unaudited. The unaudited information, in the opinion of management, includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position and results of its operations.
For additional information regarding the significant changes in the financial data presented below, see the discussion of our recent mergers and acquisitions in Item 1. “Business”, in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Note 2. “Acquisitions” in the notes to consolidated financial statements and elsewhere throughout this report.

Dollar amounts in tables are stated in thousands, except for share and per share amounts.

	At or for the year ended December 31,			At or for the three months ended December 31,		At or for the fiscal year ended September 30,
	2017	2016	2015	2014	2013	2014	2013
Selected balance sheet data:
End of period balances:
Total securities	$6,474,561	$3,118,838	$2,643,823	$1,713,183	$1,640,215	$1,689,888	$1,208,392
Portfolio loans	20,008,983	9,527,230	7,859,360	4,815,641	4,127,141	4,760,438	2,412,898
Total assets	30,359,541	14,178,447	11,955,952	7,424,822	6,667,437	7,337,387	4,049,172
Non-interest bearing deposits	4,080,742	3,239,332	2,936,980	1,481,870	1,575,174	1,799,685	943,934
Interest bearing deposits	16,457,462	6,828,927	5,643,027	3,730,455	3,345,390	3,498,969	2,018,360
Total deposits	20,538,204	10,068,259	8,580,007	5,212,325	4,920,564	5,298,654	2,962,294
Borrowings	4,991,210	2,056,612	1,525,344	1,111,553	696,270	939,069	560,986
Stockholders’ equity	4,240,178	1,855,183	1,665,073	975,200	925,109	961,138	482,866
Tangible equity[1]	2,367,876	1,092,230	917,007	542,942	484,572	526,934	313,858
Average balances:
Total securities	$4,144,435	$2,878,944	$2,156,056	$1,721,121	$1,581,166	$1,692,888	$1,123,270
Total loans	12,215,759	8,520,367	6,261,470	4,756,015	3,516,129	4,120,749	2,216,871
Total assets	18,451,301	12,883,226	9,604,256	7,340,332	6,013,816	6,757,094	3,815,609
Non-interest bearing deposits	3,363,636	3,120,973	2,332,814	1,626,341	1,361,622	1,580,108	646,373
Interest bearing deposits	9,570,199	6,519,993	4,806,521	3,716,446	2,990,596	3,341,822	2,210,267
Total deposits	12,933,835	9,640,966	7,139,335	5,342,787	4,352,218	4,921,930	2,856,640
Borrowings	2,759,919	1,355,491	987,522	902,299	709,126	814,409	446,916
Stockholders’ equity	2,498,512	1,739,073	1,360,859	973,089	780,241	906,134	489,412
Tangible equity[1]	1,464,057	976,394	760,254	539,693	611,077	450,551	319,048
Selected operating data:
Total interest income	$682,449	$461,551	$348,141	$68,087	$52,711	$246,906	$132,061
Total interest expense	106,306	57,282	36,925	7,850	6,835	28,918	19,894
Net interest income	576,143	404,269	311,216	60,237	45,876	217,988	112,167
Provision for loan losses	26,000	20,000	15,700	3,000	3,000	19,100	12,150
Net interest income after provision for loan losses	550,143	384,269	295,516	57,237	42,876	198,888	100,017
Total non-interest income	64,202	70,987	62,751	13,957	9,148	47,370	27,692
Total non-interest expense	433,375	247,902	260,318	45,814	72,974	208,428	91,041
Income (loss) before income tax expense (benefit)	180,970	207,354	97,949	25,380	(20,950)	37,830	36,668
Income tax expense (benefit)	87,939	67,382	31,835	8,376	(6,948)	10,152	11,414
Net income (loss)	93,031	139,972	66,114	17,004	(14,002)	27,678	25,254
Preferred stock dividends	2,002	—	—	—	—	—	—
Net income (loss) available to common stockholders	$91,029	$139,972	$66,114	$17,004	$(14,002)	$27,678	$25,254
Per common share data:
Basic earnings (loss) per share	$0.58	$1.07	$0.60	$0.20	$(0.20)	$0.34	$0.58
Diluted earnings (loss) per share	0.58	1.07	0.60	0.20	(0.20)	0.34	0.58
Adjusted diluted earnings per share, non-GAAP[1]	1.40	1.11	0.96	0.23	0.14	0.72	0.51
Dividends declared per share	0.28	0.28	0.28	0.07	—	0.21	0.30
Dividend Payout Ratio	48.28%	26.17%	46.67%	35.00%	—%	61.76%	51.72%
Book value per share	$18.24	$13.72	$12.81	$11.62	$11.02	$11.49	$10.89
Tangible book value per share[1]	10.53	8.08	7.05	6.47	5.77	6.30	7.08
_________________________
See legend below tables.

	At or for the year ended December 31,			At or for the three months ended December 31,		At or for the fiscal year ended September 30,
	2017	2016	2015	2014	2013	2014	2013
Common shares outstanding:
Shares outstanding at period end	224,782,694	135,257,570	130,006,926	83,927,572	83,955,647	83,628,267	44,351,046
Weighted average shares basic	157,513,639	130,607,994	109,907,645	83,831,380	70,493,305	80,268,970	43,734,425
Weighted average shares diluted	158,124,270	131,234,462	110,329,353	84,194,916	70,493,305	80,534,043	43,783,053
Other data:
FTE period end	2,076	970	1,089	829	977	836	477
Financial centers period end	128	42	52	32	46	32	34
Performance ratios:
Return on average assets	0.49%	1.09%	0.69%	0.92%	(0.92)%	0.41%	0.66%
Return on average equity	3.64	8.05	4.86	6.93	(7.12)	3.05	5.16
Reported return on average tangible assets[1]	0.52	1.15	0.73	0.98	(0.95)	0.44	0.69
Adjusted return on average tangible assets[1]	1.27	1.20	1.17	1.13	0.67	0.92	0.62
Reported return on average tangible common equity[1]	6.22	14.34	8.70	12.50	(9.09)	6.14	7.92
Adjusted return on average tangible common equity[1]	15.17	14.90	13.86	14.42	6.37	12.84	7.03
Operating efficiency ratio, as reported	67.7	52.2	69.6	61.7	132.6	78.5	65.1
Operating efficiency ratio, as adjusted[1]	41.8	46.2	50.8	54.0	65.4	59.4	63.7
Net interest margin - GAAP	3.44	3.44	3.60	3.61	3.50	3.65	3.28
Net interest margin - tax equivalent basis[2]	3.55	3.55	3.67	3.70	3.58	3.74	3.37
Capital ratios (Company):[3]
Common equity tier 1 risk-based ratio	12.37%	10.73%	10.74%	—%	—%	—%	—%
Tier 1 risk-based capital ratio	13.07	10.73	10.74	10.43	11.01	10.33	—
Total risk-based capital ratio	14.18	12.73	11.29	11.22	11.66	11.10	—
Tier 1 leverage ratio	9.39	8.95	9.03	8.21	9.44	8.12	—
Tangible equity to tangible assets	8.76	8.14	8.18	7.76	7.78	7.63	8.09
Tangible common equity to tangible assets	8.27	8.14	8.18	7.76	7.78	7.63	8.09
Regulatory capital ratios (Bank):
Common equity tier 1 risk-based ratio	13.95%	10.87%	11.45%	—%	—%	—%	—%
Tier 1 risk-based capital ratio	13.95	10.87	11.45	12.00	12.48	11.94	13.18
Total risk-based capital ratio	15.21	13.06	12.00	12.79	13.13	12.71	14.24
Tier 1 leverage ratio	10.1	9.1	9.7	9.4	10.6	9.3	9.3
Asset quality data and ratios:
Allowance for loan losses	$77,907	$63,622	$50,145	$42,374	$30,612	$40,612	$28,877
Non-performing loans (“NPLs”)	187,213	78,853	66,411	46,642	38,442	50,963	26,906
Non-performing assets (“NPAs”)	214,308	92,472	81,025	52,509	50,193	58,543	32,928
Net charge-offs	11,715	6,523	7,929	1,238	1,265	7,365	11,555
NPAs to total assets	0.71%	0.65%	0.68%	0.71%	0.75%	0.80%	0.81%
NPLs to total loans[4]	0.94	0.83	0.84	0.97	0.93	1.07	1.12
Allowance for loan losses to non-performing loans	41.61	80.68	75.50	90.80	79.60	79.69	107.00
Allowance for loan losses to total loans[4]	0.39	0.67	0.64	0.88	0.74	0.85	1.20
Net charge-offs to average loans	0.10	0.08	0.13	0.10	0.14	0.24	0.52
________________________
See legend on following page.

[1]	See a reconciliation of as reported financial measures to as adjusted (non-GAAP) financial measures below under the caption “Non-GAAP Financial Measures.”

[2]
Net interest margin is net interest income directly from our consolidated income statements as a percentage of average interest-earning assets for the period. Net interest margin tax equivalent basis is net interest income adjusted for the portion of our net interest income that will be exempt from taxation (e.g., was received as a result of holdings of state or municipal obligations). An amount equal to the tax benefit derived from that component is added back to the net interest income total. This adjustment is considered helpful in comparing one financial institution’s net interest income (pre-tax) to that of another institution, as each will have a different proportion of tax-exempt items in their portfolios.

[3]
Prior to the merger of legacy Sterling Bancorp and legacy Provident New York Bancorp (the “Provident Merger”), we were a unitary savings and loan holding company and as a result were not required to maintain or report regulatory capital ratios. We became a bank holding company in connection with the Provident Merger and have maintained and reported regulatory capital ratios since December 31, 2013.

[4]	Total loans excludes loans held for sale.

We incurred a net loss in the three months ended December 31, 2013 due mainly to merger-related expense, restructuring charges and asset write-downs associated with the Provident Merger, which were in aggregate $22.2 million pre-tax and included retention and severance compensation and a write-off of the remaining book value to the naming rights to Provident Bank Ballpark, all of which were included in other non-interest expense on the consolidated statement of operations. The charge for asset write-downs was due mainly to the consolidation of several office locations and financial centers. We also recorded $9.1 million of merger-related expense, which included professional advisory fees, legal fees, a portion of change-in-control payments to Legacy Sterling executive officers, costs associated with changing signage at various office and financial center locations and other merger-related items. In addition, we incurred a $2.7 million charge for the settlement of a portion of the legacy Provident New York Bancorp defined benefit pension plan in December 2013.

Non-GAAP Financial Measures
The non-GAAP financial measures presented below are used by management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance and to assess our performance compared to our annual budget and strategic plans. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors, analysts, regulators and others information that we use to manage our business. Because not all companies use identical calculations, the presentation of the non-GAAP financial measures may not be comparable to other similarly titled measures used by other companies. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this non-GAAP financial information should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2017, included elsewhere in this annual report on Form 10-K. The following non-GAAP financial measures reconcile our GAAP reported results to our as adjusted non-GAAP reported results and metrics presented in the Selected Financial Data table above in this Item. 6.

	At December 31,					At September 30,
	2017	2016	2015	2014	2013	2014	2013
The following table shows the reconciliation of stockholders’ equity to tangible common equity (non-GAAP) and the tangible common equity ratio (non-GAAP)[1]:
Total assets	$30,359,541	$14,178,447	$11,955,952	$7,424,822	$6,667,437	$7,337,387	$4,049,172
Goodwill and other intangibles	(1,733,082)	(762,953)	(748,066)	(432,258)	(440,537)	(434,204)	(169,008)
Tangible assets	28,626,459	13,415,494	11,207,886	6,992,564	6,226,900	6,903,183	3,880,164
Stockholders’ equity	4,240,178	1,855,183	1,665,073	975,200	925,109	961,138	482,866
Preferred stock	(139,220)	—	—	—	—	—	—
Goodwill and other intangibles	(1,733,082)	(762,953)	(748,066)	(432,258)	(440,537)	(434,204)	(169,008)
Tangible common stockholders’ equity	2,367,876	1,092,230	917,007	542,942	484,572	526,934	313,858
Common stock outstanding at period end	224,782,694	135,257,570	130,006,926	83,927,572	83,955,647	83,628,267	44,351,046
Common stockholders’ equity as a % of total assets	13.51%	13.08%	13.93%	13.13%	13.88%	13.10%	11.93%
Book value per common share	$18.24	$13.72	$12.81	$11.62	$11.02	$11.49	$10.89
Tangible common equity as a % of tangible assets	8.27%	8.14%	8.18%	7.76%	7.78%	7.63%	8.09%
Tangible book value per common share	$10.53	$8.08	$7.05	$6.47	$5.77	$6.30	$7.08

	At or for the year ended December 31,			At or for the three months ended December 31,		At or for the fiscal year ended September 30,
	2017	2016	2015	2014	2013	2014	2013
The following table shows the reconciliation of reported net income (GAAP) and earnings per share to adjusted net income available to common stockholders (non-GAAP) and adjusted diluted earnings per share (non-GAAP) [2]:

Income (loss) before income tax expense	$180,970	$207,354	$97,949	$25,380	$(20,950)	$37,830	$36,668
Income tax expense (benefit)	87,939	67,382	31,835	8,376	(6,948)	10,152	11,414
Net income (loss) (GAAP)	93,031	139,972	66,114	17,004	(14,002)	27,678	25,254
Adjustments:
Net loss (gain) on sale of securities	344	(7,522)	(4,837)	43	645	(641)	(7,391)
Net (gain) on sale of trust division	—	(2,255)	—	—	—	—	—
(Gain) on sale of financial center and redemption of TRUPs	—	—	—	—	—	(1,637)	—
Merger-related expense	39,232	265	17,079	502	9,068	9,455	2,772
Charge for asset write-downs, systems integration, retention and severance	105,110	4,485	29,046	2,493	22,167	26,591	564
Loss on extinguishment of borrowings	—	9,729	—	—	—	—	—
Charge on benefit plan settlement	—	—	13,384	—	2,743	4,095	—
Amortization of non-compete agreements and acquired customer list intangibles	1,411	3,514	3,526	859	998	5,489	—
Total pre-tax adjustments	146,097	8,216	58,198	3,897	35,621	43,352	(4,055)
Adjusted pre-tax income	327,067	215,570	156,147	29,277	14,671	81,182	32,613
Adjusted income tax expense	103,026	70,052	50,749	9,662	4,866	23,340	10,169
Adjusted net income (non-GAAP)	$224,041	$145,518	$105,398	$19,615	$9,805	$57,842	$22,444
Preferred stock dividend	2,002	—	—	—	—	—	—
Adjusted net income available to common stockholders (non-GAAP)	222,039	145,518	105,398	19,615	9,805	57,842	22,444
Weighted average diluted shares	158,124,270	131,234,462	110,329,353	84,194,916	70,493,305	80,534,043	43,783,053
Diluted EPS (GAAP)	$0.58	$1.07	$0.60	$0.20	$(0.20)	$0.34	$0.58
Adjusted diluted EPS (non-GAAP)	1.40	1.11	0.96	0.23	0.14	0.72	0.51
__________________________
See legend below tables.

	At or for the year ended December 31,			At or for the three months ended December 31,		At or for the fiscal year ended September 30,
	2017	2016	2015	2014	2013	2014	2013
The following table shows the reconciliation of reported return on average tangible common equity and adjusted return on average tangible common equity (non-GAAP) [3]:
Average stockholders’ equity	$2,498,512	$1,739,073	$1,360,859	$973,089	$780,241	$906,134	$489,412
Average preferred stock	(35,122)	—	—	—	—	—	—
Average goodwill and other intangibles	(999,333)	(762,679)	(600,605)	(433,396)	(169,164)	(455,583)	(170,364)
Average tangible common stockholders’ equity	1,464,057	976,394	760,254	539,693	611,077	450,551	319,048
Net income (loss) available to common stockholders	91,029	139,972	66,114	17,004	(14,002)	27,678	25,254
Net income (loss) available to common stockholders, if annualized	91,029	139,972	66,114	67,462	(55,551)	27,678	25,254
Reported return on average tangible common equity	6.22%	14.34%	8.70%	12.50%	(9.09)%	6.14%	7.92%
Adjusted net income available to common stockholders	$222,039	$145,518	$105,398	$19,615	$9,805	$57,842	$22,444
Annualized adjusted net income available to common stockholders	222,039	145,518	105,398	77,820	38,900	57,842	22,444
Adjusted return on average tangible common equity	15.17%	14.90%	13.86%	14.42%	6.37%	12.84%	7.03%

	At or for the year ended December 31,			At or for the three months ended December 31,		At or for the fiscal year ended September 30,
	2017	2016	2015	2014	2013	2014	2013
The following table shows the reconciliation of the reported operating efficiency ratio and adjusted operating efficiency ratio (non-GAAP) [4]:
Net interest income	$576,143	$404,269	$311,216	$60,237	$45,876	$217,988	$112,167
Non-interest income	64,202	70,987	62,751	13,957	9,148	47,370	27,692
Total net revenue	640,345	475,256	373,967	74,194	55,024	265,358	139,859
Tax equivalent adjustment on securities	20,054	12,745	6,503	1,546	1,164	5,628	3,060
Net loss (gain) on sale of securities	344	(7,522)	(4,837)	43	645	(641)	(7,391)
Net (gain) on sale of trust division	—	(2,255)	—	—	—	—	—
Other than temporary loss on securities	—	—	—	—	—	—	32
Other (other gains and fair value loss on interest rate caps)	—	—	—	—	(93)	(93)	77
Adjusted total net revenue	660,743	478,224	375,633	75,783	56,740	270,252	135,637
Non-interest expense	433,375	247,902	260,318	45,814	72,974	208,428	91,041
Merger-related expense	(39,232)	(265)	(17,079)	(502)	(9,068)	(9,455)	(2,772)
Charge for asset write-downs, systems integration, retention and severance	(105,110)	(4,485)	(29,046)	(2,493)	(22,167)	(26,591)	(564)
Gain on sale of financial center and redemption of TRUPs	—	—	—	—	—	1,637	—
Loss on extinguishment of borrowings	—	(9,729)	—	—	—	—	—
Charge on benefit plan settlement	—	—	(13,384)	—	(2,743)	(4,095)	—
Amortization of intangible assets	(13,008)	(12,416)	(10,043)	(1,873)	(1,875)	(9,408)	(1,296)
Adjusted non-interest expense	$276,025	$221,007	$190,766	$40,946	$37,121	$160,516	$86,409
Reported operating efficiency ratio	67.7%	52.2%	69.6%	61.7%	132.6%	78.5%	65.1%
Adjusted operating efficiency ratio	41.8%	46.2%	50.8%	54.0%	65.4%	59.4%	63.7%
__________________________
See legend below tables.

	At or for the year ended December 31,			At or for the three months ended December 31,		At or for the fiscal year ended September 30,
	2017	2016	2015	2014	2013	2014	2013
The following table shows the reconciliation of reported return on average tangible assets and adjusted return on average tangible assets [5]:
Average assets	$18,451,301	$12,883,226	$9,604,256	$7,340,332	$6,013,816	$6,757,094	$3,815,609
Average goodwill and other intangibles	(999,333)	(762,679)	(600,605)	(433,396)	(169,164)	(455,583)	(170,364)
Average tangible assets	17,451,968	12,120,547	9,003,651	6,906,936	5,844,652	6,301,511	3,645,245
Net income available to common stockholders	91,029	139,972	66,114	17,004	(14,002)	27,678	25,254
Net income (loss) available to common stockholders, if annualized	91,029	139,972	66,114	67,462	(55,551)	27,678	25,254
Reported return on average tangible assets	0.52%	1.15%	0.73%	0.98%	(0.95)%	0.44%	0.69%
Adjusted net income available to common stockholders	$222,039	$145,518	$105,398	$19,615	$9,805	$57,842	$22,444
Annualized adjusted net income available to common stockholders	222,039	145,518	105,398	77,820	38,900	57,842	22,444
Adjusted return on average tangible assets	1.27%	1.20%	1.17%	1.13%	0.67%	0.92%	0.62%

[1]
Stockholders’ equity as a percentage of total assets, book value per common share, tangible common equity as a percentage of tangible assets and tangible book value per common share provides information to help assess our capital position and financial strength. We believe tangible book value measures improve comparability to other banking organizations that have not engaged in acquisitions that have resulted in the accumulation of goodwill and other intangible assets.

[2]
Adjusted net income and adjusted diluted earnings per share present a summary of our earnings, which includes adjustments to exclude certain revenues and expenses (generally associated with discrete merger transactions and non-recurring strategic plans) to help in assessing our recurring profitability.

[3]	Reported return on tangible common equity and the adjusted return on average tangible common equity measures provide information to evaluate our use of tangible equity.

[4]
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

The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in forward-looking statements:

•
our ability to successfully implement growth and other strategic initiatives, reduce expenses and to integrate and fully realize cost savings and other benefits we estimate in connection with acquisitions, including the Astoria Merger, and limiting any business disruption arising therefrom;

•	a deterioration in general economic conditions, either nationally, internationally, or in our market areas, including extended declines in the real estate market and constrained financial markets;

•	oversight of the Bank by the Consumer Financial Protection Bureau;

•	adverse publicity, regulatory actions or litigation with respect to us or other well-known companies and the financial services industry in general and a failure to satisfy regulatory standards;

•	the effects of and changes in monetary and policies of the Board of Governors of the Federal Reserve System and the U.S. Government, respectively;

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

Additional factors that may affect our results are discussed in this annual report on Form 10-K under Item 1A, “Risk Factors” and elsewhere in this report or in other filings with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. You should read such statements carefully.

Critical Accounting Policies
Our accounting and reporting policies are prepared in accordance with GAAP and conform to general practices within the banking industry. Accounting policies considered critical to our financial results include the allowance for loan losses, accounting for business combinations, accounting for goodwill, trade names and other intangible assets, accounting for deferred income taxes and the recognition of interest income. For additional information on our significant accounting policies, see Note 1. “Basis of Financial Statement Presentation and Summary of Significant Accounting Policies” in the notes to consolidated financial statements.
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
Interest Income. Interest income on loans, securities and other interest-earning assets is accrued monthly unless we consider the collection of interest to be doubtful. Loans are placed on non-accrual status upon the earlier of (i) when payments are contractually past due 90 days or more; or (ii) when we have determined that the borrower is unlikely to meet contractual principal or interest obligations, unless the assets are well secured and in the process of collection. At such time, unpaid interest is reversed by charging interest income for interest in the current year or the allowance for loan losses with respect to prior year income. Interest payments received on non-accrual loans (including impaired loans) are not recognized as income unless future collections are reasonably assured. Loans are returned to accrual status when collectability is no longer considered doubtful. Loans we acquired in mergers are initially recorded at fair value, which involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. We continue to evaluate reasonableness of expectations for the timing and amount of cash to be collected. Subsequent decreases in expected cash flows may result in changes in the amortization or accretion of fair market value adjustments, and in some cases may result in the loan being considered impaired.

General
The Astoria Merger, the HVB Merger, and the other acquisitions discussed in Note 2. “Acquisitions” in the notes to consolidated financial statements were accounted for as business combinations, and accordingly, their related results of operations are included from the date of acquisition. The discussion and analysis should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other information contained in this report.

Recent Developments
On October 2, 2017, we completed the Astoria Merger. The Astoria Merger has furthered our strategy of expanding in the greater New York metropolitan region by providing us with a significant presence and deposit market share on Long Island, New York, and provides a significant opportunity to expand services to our clients and realize significant operating expense savings. The Astoria Merger accelerated organic loan growth, increased our ability to gather low cost core deposits and is anticipated to generate substantial cost savings and revenue enhancement opportunities.

As a result of the completion of the Astoria Merger and the impact of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), in the fourth quarter of 2017, we reported a net loss available to common stockholders of $35.3 million, or $0.16 per diluted share. The loss included the following items:

•
a pre-tax charge of $30.2 million due to merger-related expense associated with the Astoria Merger for professional fees, change-in-control payments, insurance, client communications and due diligence;

•	a pre-tax charge of $104.5 million associated with the Astoria Merger for asset write-downs, systems integration expenses and severance and retention compensation;

•	a charge of $40.3 million in income tax expense to write-down our net deferred tax assets to their estimated value.

These items are all discussed in greater detail in our discussion that follows. See Note 22. “Quarterly Results of Operations” the notes to consolidated financial statements for additional information regarding our quarterly results for 2017 and 2016.

Results of Operations
We reported net income available to common stockholders of $91.0 million, or $0.58 per diluted common share for 2017, compared to net income available to common stockholders of $140.0 million, or $1.07 per diluted common share for 2016, and net income available to common stockholders of $66.1 million, or $0.60 per diluted common share, in 2015. Results for 2017 included continued organic growth from our commercial banking teams, and since October 2, 2017, the combined results from the Astoria Merger, in which we recognized pre-tax merger-related expense of $39.2 million and charges for asset write-downs, systems integration, retention and severance of $105.1 million. In addition, in the fourth quarter of 2017 in connection with the Tax Cuts and Jobs Act of 2017, we recorded a charge of $40.3 million in income tax expense to write-down our net deferred tax assets to their estimated value. Results for 2016 reflected the continuing successful integration of the HVB Merger, as well as organic growth generated from our commercial banking teams. Results for 2015 included merger-related expense and restructuring charges incurred in connection with the HVB Merger and the results from the HVB Merger from the merger closing date of June 30, 2015.

The table below summarizes our results of operations on a tax equivalent basis. Tax equivalent adjustments are the result of increasing income from tax-free securities by an amount equal to the taxes that would be paid if the income were fully taxable based on the 35% federal tax rate that was in effect for 2015, 2016 and 2017, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables and the accompanying discussion that follows are stated in thousands, except for share, per share amounts and ratios.

Selected operating data, return on average assets, return on average common equity and dividends per common share for the comparable periods follow:

	For the year ended December 31,
	2017	2016	2015
Tax equivalent net interest income	$596,197	$417,014	$317,719
Less tax equivalent adjustment	(20,054)	(12,745)	(6,503)
Net interest income	576,143	404,269	311,216
Provision for loan losses	26,000	20,000	15,700
Non-interest income	64,202	70,987	62,751
Non-interest expense	433,375	247,902	260,318
Income before income tax expense	180,970	207,354	97,949
Income tax expense	87,939	67,382	31,835
Net income	93,031	139,972	66,114
Preferred stock dividend	(2,002)	—	—
Net income available to common stockholders	$91,029	$139,972	$66,114

Earnings per common share - basic	$0.58	$1.07	$0.60
Earnings per common share - diluted	0.58	1.07	0.60
Dividends per common share	0.28	0.28	0.28
Return on average assets	0.49%	1.09%	0.69%
Return on average equity	3.64	8.05	4.86

Net Income
For 2017, net income available to common stockholders was $91,029 compared to net income available to common stockholders of $139,972 for 2016. Results for 2017 include the impact of the following items: net loss on sale of securities of $344, pre-tax merger-related expense of $39,232 incurred in connection with the Astoria Merger, a pre-tax restructuring charge incurred in connection with the Astoria Merger for asset write-downs, systems integration, retention and severance of $105,110, and pre-tax amortization of non-compete agreements and acquired customer list intangible assets of $1,411. In addition, in the fourth quarter of 2017 in connection with the Tax Cuts and Jobs Act of 2017, we recorded a charge of $40,285 to income tax expense to write-down our net deferred tax assets to their estimated value. Excluding the impact of these items, adjusted net income available to common stockholders (non-GAAP) was $222,039, and adjusted diluted earnings per share available to common stockholders (non-GAAP) were $1.40 for 2017. Please refer to Item 6. “Selected Financial Data” for a reconciliation of these non-GAAP financial measures.

Net income available to common stockholders increased $73,858 to $139,972 for 2016 compared to $66,114 for 2015. Results for 2016 include the following items: net gain on the sale of securities of $7,522, net gain on sale of the trust division of $2,255, a pre-tax merger-related expense of $265 incurred in connection with the NSBC Acquisition, a pre-tax charge for assets write-downs, systems integration, retention and severance of $4,485, which included charges incurred in connection with the divestiture of our residential mortgage originations business, charges incurred in connection with the NSBC Acquisition and the continued consolidation of financial centers and other locations, a pre-tax charge of $9,729 in connection with the early extinguishment of a portion of our 5.50% fixed rate senior notes (the “Senior Notes”) and Federal Home Loan Bank of New York (“FHLB”) borrowings, and pre-tax amortization of non-compete agreements and acquired customer list intangible assets of $3,514. Excluding the impact of these items, adjusted net income available to common stockholders (non-GAAP) was $145,518, and adjusted diluted earnings available to common stockholders (non-GAAP) per share were $1.11 for 2016. Please refer to Item 6. “Selected Financial Data” for a reconciliation of these non-GAAP financial measures.

Results for 2015 include the impact of the HVB Merger since the effective date of June 30, 2015. In connection with the HVB Merger, the Damian Acquisition and the FCC Acquisition, we incurred pre-tax merger-related expense of $17,079. In addition, net income available to common stockholders was impacted by the following items: net gain on the sale of securities of $4,837, pre-tax charges for asset write-downs, systems integration, retention and severance of $29,046, a pre-tax charge to terminate our defined benefit pension plan of $13,384, and pre-tax amortization of non-compete agreements and customer list intangible assets of $3,526. Excluding the impact of these items, adjusted net income available to common stockholders (non-GAAP) was $105,398, and adjusted diluted earnings (non-GAAP) per share were $0.96 for 2015. Please refer to Item 6. “Selected Financial Data” for a reconciliation of this non-GAAP financial measure.

Details of the changes in the various components of net income available to common stockholders are further discussed below.

Net Interest Income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 90.0% and 85.1% of total revenue in 2017 and 2016, respectively. Net interest margin is the ratio of taxable equivalent net interest income to average interest-earning assets for the period. The level of interest rates and the volume and mix of interest earning assets and interest bearing liabilities impact net interest income and net interest margin.

We are primarily funded by core deposits, and non-interest bearing demand deposits represent a significant portion of our funding. Our low cost funding base has had a positive impact on our net interest income and net interest margin, and we expect this positive impact to be more significant in a rising interest rate environment.

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

	For the year ended December 31,
	2017			2016			2015
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
Traditional commercial & industrial and commercial finance loans	$4,378,428	$219,664	5.02%	$3,512,028	$171,896	4.89%	$2,551,770	$128,463	5.03%
Commercial real estate (includes multi-family)	5,477,304	239,240	4.37%	3,767,834	166,137	4.41%	2,667,488	121,395	4.55%
Acquisition, development and construction	241,051	14,367	5.96%	204,447	10,259	5.02%	137,956	7,359	5.33%
Total commercial loans (1)	10,096,783	473,271	4.69%	7,484,309	348,292	4.65%	5,357,214	257,217	4.80%
Consumer loans	296,368	14,196	4.79%	292,994	13,142	4.49%	244,515	12,060	4.93%
Residential mortgage loans	1,822,608	83,294	4.57%	743,064	29,412	3.96%	659,741	23,219	3.52%
Total loans, net (2)	12,215,759	570,761	4.67%	8,520,367	390,846	4.59%	6,261,470	292,496	4.67%
Securities taxable	2,625,317	65,278	2.49%	1,933,588	42,541	2.20%	1,742,907	39,369	2.26%
Securities tax exempt	1,519,118	57,299	3.77%	945,356	36,414	3.85%	413,149	18,578	4.50%
Interest earning deposits	242,339	1,891	0.78%	253,505	935	0.37%	152,116	297	0.20%
FRB and FHLB Stock	168,576	7,274	4.31%	105,338	3,560	3.38%	80,675	3,903	4.84%
Total securities and other earning assets	4,555,350	131,742	2.89%	3,237,787	83,450	2.58%	2,388,847	62,147	2.60%
Total interest earnings assets	16,771,109	702,503	4.19%	11,758,154	474,296	4.03%	8,650,317	354,643	4.10%
Non-interest earning assets	1,680,192			1,125,072			953,939
Total assets	$18,451,301			$12,883,226			$9,604,256
Interest bearing liabilities:
Demand deposits	$2,525,863	$13,394	0.53%	$1,962,813	$6,291	0.32%	$1,128,667	$2,159	0.19%
Savings deposits (3)	1,332,054	4,197	0.32%	812,339	4,572	0.56%	871,339	2,315	0.27%
Money market deposits	4,663,180	28,141	0.60%	3,124,117	16,874	0.54%	2,286,376	9,845	0.43%
Certificates of deposit	1,049,102	10,378	0.99%	620,724	5,452	0.88%	520,139	3,158	0.61%
Total interest bearing deposits	9,570,199	56,110	0.59%	6,519,993	33,189	0.51%	4,806,521	17,477	0.36%
Senior Notes	126,858	6,186	4.88%	91,291	5,398	5.91%	98,679	5,894	5.97%
Other borrowings	2,460,460	34,608	1.41%	1,160,780	13,065	1.13%	888,843	13,553	1.52%
Subordinated Notes	172,601	9,402	5.45%	103,420	5,630	5.44%	—	—	—%
Total borrowings	2,759,919	50,196	1.82%	1,355,491	24,093	1.78%	987,522	19,447	1.97%
Total interest bearing liabilities	12,330,118	106,306	0.86%	7,875,484	57,282	0.73%	5,794,043	36,924	0.64%
Non-interest bearing deposits	3,363,636			3,120,973			2,332,814
Other non-interest bearing liabilities	259,035			147,696			116,540
Total liabilities	15,952,789			11,144,153			8,243,397
Stockholders’ equity	2,498,512			1,739,073			1,360,859
Total liabilities and stockholders’ equity	$18,451,301			$12,883,226			$9,604,256
Net interest rate spread (4)			3.33%			3.30%			3.46%
Net interest earning assets (5)	$4,440,991			$3,882,670			$2,856,274
Net interest margin		596,197	3.55%		417,014	3.55%		317,719	3.67%
Less tax equivalent adjustment		(20,054)			(12,745)			(6,503)
Net interest income		$576,143			$404,269			$311,216
Ratio of interest earning assets to interest bearing liabilities		136.0%			149.3%			149.3%
_________________________
See legend on the following page.

(1)	Commercial loans include all commercial & industrial, commercial real estate (including multi-family) and acquisition, development and construction loans.

(2)	Includes the effect of net deferred loan origination fees and costs, accretion of net purchase accounting adjustments, prepayment fees and late charges and non-accrual loans.

(3)	Includes interest bearing mortgage escrow balances.

(4)	Net interest rate spread represents the difference between the tax equivalent yield on average interest earning assets and the cost of average interest bearing liabilities.

(5)	Net interest earning assets represents total interest earning assets less total interest bearing liabilities.

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

	2017 vs. 2016			2016 vs. 2015
	Increase (Decrease) due to		Total Increase (Decrease)	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest earning assets:
Traditional commercial & industrial and commercial finance loans	$38,829	$8,939	$47,768	$45,233	$(1,655)	$43,578
Commercial real estate (includes multi-family)	73,510	(408)	73,102	50,479	(6,156)	44,323
Acquisition, development and construction	2,008	2,100	4,108	3,573	(745)	2,828
Consumer loans	155	899	1,054	2,248	(1,328)	920
Residential mortgage loans	48,716	5,166	53,882	3,138	3,563	6,701
Securities taxable	16,616	6,122	22,738	4,235	(1,063)	3,172
Securities tax exempt	21,656	(771)	20,885	20,867	(3,031)	17,836
Interest earning deposits	(43)	999	956	280	358	638
FRB and FHLB Stock	2,546	1,168	3,714	1,013	(1,356)	(343)
Total interest earning assets	203,993	24,214	228,207	131,066	(11,413)	119,653
Interest bearing liabilities:
Demand deposits	2,161	4,942	7,103	2,146	1,986	4,132
Savings deposits	2,111	(2,486)	(375)	(166)	2,423	2,257
Money market deposits	9,194	2,073	11,267	4,139	2,890	7,029
Certificates of deposit	4,170	756	4,926	698	1,596	2,294
Senior Notes	1,844	(1,056)	788	(437)	(59)	(496)
Subordinated Notes	3,762	10	3,772	5,630	—	5,630
Other borrowings	17,639	3,904	21,543	3,250	(3,738)	(488)
Total interest bearing liabilities	40,881	8,143	49,024	15,260	5,098	20,358
Less tax equivalent adjustment	7,692	(383)	7,309	7,269	(1,027)	6,242
Change in net interest income	$155,420	$16,454	$171,874	$108,537	$(15,484)	$93,053

2017 compared to 2016
Tax equivalent net interest income increased $179,183 to $596,197 for the year ended December 31, 2017 compared to $417,014 for the year ended December 31, 2016. The increase was primarily the result of an increase in average balances due to the Astoria Merger, in addition to organic loan growth from our commercial banking teams. The average volume of interest earning assets increased $5,012,955, or 42.6%, for 2017 relative to 2016. The tax equivalent net interest margin was unchanged at 3.55% for 2017 and 2016, as the increase in accretion income on acquired loans, discussed further below, offset an increase in the cost of deposits and other interest bearing liabilities. Interest earning assets yielded 4.19% for 2017 compared to 4.03% for 2016 and the cost of interest bearing liabilities was 0.86% for the year ended December 31, 2017 compared to 0.73% for 2016. The increase was mainly due to increases in market rates of interest between the periods.

The average balance of loans outstanding increased $3,695,392, or 43.4%, during 2017, compared to 2016. Approximately $2,100,000 of the increase in average loans was due to the Astoria Merger and approximately $1,600,000 was due to organic growth from our commercial banking teams. Loans accounted for 72.8% of average interest earning assets in 2017 compared to 72.5% in 2016. The average yield on loans was 4.67% in 2017 compared to 4.59% in 2016. Included in yield on loans is the accretion of purchase accounting discounts from our prior acquisitions. Accretion on acquired loans was $43,493 for 2017 and contributed 35 basis points to the yield on loans. Accretion income on acquired loans was $18,586 for 2016 and contributed 22 basis points to the yield on loans. At December 31, 2017, remaining loan purchase accounting discounts totaled $293,476.

Tax equivalent interest income on securities increased $43,622 to $122,577 at December 31, 2017, compared to $78,955 int December 31, 2016. This was primarily the result of an increase of $1,265,491 in the average balance of securities. The average balance of tax-exempt securities increased $573,762, or 60.7%, during 2017, from $945,356 at December 31, 2016 to $1,519,118 at December 31, 2017, as we believe the risk-adjusted return on municipal securities is currently more attractive relative to other securities. The tax equivalent yield on securities was 2.96% in 2017 compared to 2.74% in 2016. The increase in tax equivalent yield on securities during 2017 was primarily due to a higher percentage of tax exempt securities to total securities in 2017 relative to 2016. The proportion of average tax exempt securities was 36.7% of average securities in 2017 compared to 32.8% in 2016. We expect to maintain our current proportion of average tax exempt securities in 2018.

Average deposits increased $3,292,869 in 2017 and were $12,933,835 in 2017 compared to $9,640,966 in 2016. Average interest bearing deposits increased $3,050,206 during 2017, from $6,519,993 in 2016 to $9,570,199 in 2017. Average non-interest bearing deposits increased $242,663 and were $3,363,636 in 2017 compared to $3,120,973 in 2016. The growth in average deposits was primarily due to the Astoria Merger along with organic growth generated by our commercial banking teams. The average cost of interest bearing deposits was 0.59% in 2017 compared to 0.51% in 2016. The increase in the cost of deposits was primarily attributable to changes in market rates of interest.

Average borrowings increased $1,404,428 to $2,759,919 in 2017 compared to $1,355,491 in 2016. The increase in average borrowings during 2017 was primarily utilized to fund growth in loans and other earning assets. The average cost of borrowings was 1.82% for 2017 compared to 1.78% for 2016. The increase in the average cost of borrowings during the year was primarily due to the assumption of $200,000 principal balance of senior notes in the Astoria Merger. See Note 9. “Borrowings, Senior Notes and Subordinated Notes” in the notes to consolidated financial statements.

2016 compared to 2015
Tax equivalent net interest income increased $99,295 to $417,014 for 2016 compared to $317,719 for 2015. The increase was the result of an increase in average balances due to the HVB Merger and organic loan growth generated by our commercial banking teams. The average balance of interest earning assets increased $3,107,837, or 35.9%, in 2016 relative to 2015 from $8,650,317 to $11,758,154, respectively. Tax equivalent net interest margin declined 12 basis points to 3.55% in 2016 from 3.67% in 2015. The decrease in net interest margin was mainly due to a decline in the yield on loans as a result of the low interest rate environment. Interest earning assets yielded 4.03% in 2016 compared to 4.10% in 2015 and the cost of interest bearing liabilities was 0.73% for 2016 compared to 0.64% for 2015. The decline in yields reflected the low interest rate environment and competitive forces in the marketplace.

The average balance of loans outstanding increased $2,258,897, or 36.1%, from $6,261,470 in 2015 to $8,520,367 in 2016. The increase in average loan balances between the periods was due to the HVB Merger, which closed June 30, 2015. Loans accounted for 72.5% of average interest earning assets in 2016 compared to 72.4% in 2015. The average yield on loans was 4.59% in 2016 compared to 4.67% in 2015. Included in yield on loans was the accretion income on acquired loans which was $18,586 for 2016 and contributed 22 basis points to yield on loans. Accretion income on acquired loans was $14,880 for 2015 and contributed 24 basis points to the yield on loans.

Tax equivalent interest income on securities increased $21,008 to $78,955 in 2016 compared to $57,947 for 2015. This was mainly the result of an increase of $722,888 in the average balance of securities. In connection with the HVB Merger, we acquired $713,842 of securities on June 30, 2015, which, on average, contributed $532,207 of the increase in the average balance of securities for 2015. The tax equivalent yield on securities was 2.74% in 2016 compared to 2.69% in 2015. The increase in tax equivalent yield on securities in 2016 was mainly the result of an increase in tax exempt securities. The proportion of tax exempt securities was 32.8% of average securities in 2016 compared to 19.2% in 2015.

Average deposits increased $2,501,631 in 2016 and were $9,640,966 compared to $7,139,335 for 2015. Average interest bearing deposits increased $1,713,472 in 2016 compared to 2015. Average non-interest bearing deposits increased $788,159 and were $3,120,973 for 2016 compared to $2,332,814 for 2015. The growth in average deposits was due to the HVB Merger and organic growth mainly generated by our commercial banking teams. The average cost of interest bearing deposits was 0.51% in 2016 compared to 0.36% in 2015; the increase was due to an increase in the proportion of commercial deposits to total deposits, as commercial deposits usually have higher interest expense cost.

Average borrowings increased $367,969 to $1,355,491 in 2016 compared to $987,522 in 2015. The increase in average borrowings in 2016 was mainly utilized to fund growth in loans and other earning assets. The average cost of borrowings was 1.78% for  2016 compared to 1.97% in 2015. The decline in the average cost of borrowings between the periods was mainly due to an increase in short-term FHLB borrowings as a percentage of total average borrowings.

Provision for Loan Losses. The provision for loan losses is determined by us as the amount to be added to the allowance for loan losses after net charge-offs have been deducted in order to bring the allowance to a level that is our best estimate of probable incurred credit losses inherent in the outstanding loan portfolio. In 2017, 2016 and 2015, the provision for loan losses totaled $26,000, $20,000, and $15,700, respectively. See the section captioned “Delinquent Loans, Troubled Debt Restructuring (“TDRs”), Impaired Loans, OREO and Classified Assets - Provision for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-interest Income. The components of non-interest income were as follows:

	For the year ended December 31,
	2017	2016	2015
Accounts receivable management / factoring commissions and other related fees	$17,803	$17,695	$17,088
Deposit fees and service charges	17,128	15,166	15,871
Loan commissions and fees	11,637	9,524	4,869
Bank owned life insurance	7,816	5,832	5,235
Investment management fees	2,928	3,710	2,397
Mortgage banking income	524	6,173	11,405
Net (loss) gain on sale of securities	(344)	7,522	4,837
Other	6,710	5,365	1,049
Total non-interest income	$64,202	$70,987	$62,751

Total non-interest income	$64,202	$70,987	$62,751
Net (loss) gain on sale of securities	(344)	7,522	4,837
Net gain on sale of trust division	—	2,255	—
Non-interest income net of gain or loss on sale of securities and sale of trust division	$64,546	$61,210	$57,914

As presented in Item 6. “Selected Financial Data - Non-GAAP Financial Measures” we eliminate net gain (loss) on sale of securities in calculating our adjusted total revenues and adjusted net income. Net gain (loss) on sale of securities is impacted significantly by changes in market interest rates and strategies we use to manage liquidity and interest rate risk. As a result, net gain (loss) on sale of securities is not part of our corporate budgeting or business planning process. When we analyze non-interest income performance, we eliminate the impact of these gains and losses in evaluating our results. Additionally, in 2016 we realized a gain on sale of our trust division of $2,255, which is included in other non-interest income. This income is non-recurring and is therefore excluded from our adjusted results.

The main driver of growth in our non-interest income between 2017 and 2016 was the Astoria Merger, which contributed to growth in deposit fees and service charges, loan commissions and fees and bank owned life insurance. Fee income generated on loan swaps, which is included in other non-interest income, also contributed to the increase in non-interest income in 2017. The growth between 2016 and 2015 was mainly due to the HVB Merger.

We regularly evaluate potential acquisitions of commercial lending businesses that are also fee income generators and, consistent with this strategy, during 2016, we completed the NSBC Acquisition, and in 2015, we completed the Damian Acquisition and the FCC Acquisition. In 2016 we also expanded our commercial banking capabilities by recruiting teams focused on asset-based lending, middle market loan syndication, swaps and cash management businesses.

Accounts receivable management / factoring commissions and other related fees represents fees generated in our factoring and payroll finance businesses. In factoring, we receive a nonrefundable factoring fee, which is generally a percentage of the factored receivables or sales volume, which is designed to compensate us for the bookkeeping and collection services provided and, if applicable, the credit review of the client’s customer and assumption of customer credit risk. In payroll finance, we provide outsourcing support services for clients in the temporary staffing industry. We generate fee income in exchange for providing full back-office, payroll, tax and accounting services to independently-owned temporary staffing companies. Fees in 2017 were relatively unchanged compared to 2016. The increase in factoring fees for 2016 of $607, or 3.6%, compared to 2015 was due to a combination of organic growth, the Damian Acquisition and the FCC Acquisition.

Deposit fees and service charges were $17,128 for 2017 compared to $15,166 for 2016 and $15,871 for 2015. Effective July 1, 2016, the Bank became subject to specific provisions of the Dodd-Frank Act, including the Durbin Amendment. As a result, the Bank’s interchange fee earned on debit card transactions, which is part of deposit fees and services charges, was reduced to comply with provisions of the Durbin Amendment. This increase in deposit fees in 2017 compared to 2016 is mainly due to the Astoria Merger, as our deposit composition now has a greater balance between commercial and retail deposits. Commercial deposits, which was our main focus prior to the Astoria Merger, are generally higher balance deposits that generate lower levels of fees and service charges than retail deposits.

Loan commissions and fees income includes fees on lines of credit, loan servicing fees, syndication fees, collateral monitoring, and other loan related fees that are not included in interest income. Loan commissions and fees were $11,637 for 2017 compared to $9,524 for 2016 and $4,869 for 2015. Lines of credit commissions grew to $1,715 in 2017 compared to $829 for 2016, due to organic growth from our commercial banking teams. Loan syndication fees grew to $1,211 for 2017 compared to $211 for 2016 as we recruited a loan syndication commercial banking team in 2016. We also grew revenues in loan servicing fees and collateral monitoring fees in 2017 compared to 2016, as increased factoring volumes were offset by a reduction in factoring margins due to increased competition. Growth in loan servicing fees was due to the Astoria Merger and the NSBC Acquisition and the increase in collateral monitoring fees was mainly due to the NSBC Acquisition. The growth in loan fees in 2016 compared to 2015 was mainly due to the HVB Merger.

Bank owned life insurance (“BOLI”) income mainly represents the change in the cash surrender value of life insurance policies owned by the Bank. BOLI income was $7,816 for 2017 compared to $5,832 for 2016 and $5,235 for 2015. The increase in BOLI income between 2017 and 2016 was mainly due to the Astoria Merger. The increase in BOLI income between 2016 and 2015 was mainly due to the HVB Merger.

Investment management fees principally represent fees from the sale of mutual funds and annuities. In the period between July 2015 through November 2016, investment management fees also included trust fees. These revenues were $2,928 for 2017 compared to $3,710 for 2016 and $2,397 in 2015. The sale of the trust division occurred in the fourth quarter of 2016, therefore we had no trust fee income in 2017. Trust fee income was $2,458 for 2016 and $1,148 for 2015. We have increased our revenues from the sale of mutual funds and annuities as a result of the Astoria Merger.

Mortgage banking income represents residential mortgage banking and mortgage brokerage business conducted through loan production offices that were located principally in Brooklyn, Great Neck and New York City and through our financial centers. Mortgage banking revenue was $524 for 2017, $6,173 for 2016 and $11,405 in 2015. In 2016, we sold $43,380 of residential mortgage loans acquired in the HVB Merger that were previously held as portfolio loans. In 2015 we sold $44,020 of residential mortgage loans that were previously held as portfolio loans with the objective of rebalancing our interest earnings assets prior to the HVB Merger. We realized a gain on sale of these transactions of $607 in 2016 and $390 in 2015, which were included in mortgage banking income. In the third quarter of 2016, we sold our residential mortgage originations business, which was the main driver of the decline in mortgage banking income between 2017, 2016 and 2015. Mortgage banking revenues in 2017 were mainly due to sale of the remaining pipeline of loans that existed prior to the sale of our residential mortgage originations business.

Other non-interest income principally includes loan swap fees, safe deposit box rentals, insurance commissions and foreign exchange fees. Other non-interest income was $6,710 for 2017 compared to $5,365 for 2016 and $1,049 in 2015. The increase in 2017 compared to 2016 was mainly due to an increase of $1,740 in swap fees, which were $3,901 in 2017 compared to $2,161 for 2016. Also contributing to other non-interest income was insurance agency commissions as a result of the Astoria Merger. These fees were $427 for 2017. The increase in swap fees was mainly the result of marketing efforts by our commercial banking teams and a greater focus on this product due to the current interest rate environment. The increase in other non-interest income in 2016 compared to 2015 was mainly due to an increase of $1,816 in loan swap fees.

Non-interest Expense. The components of non-interest expense were as follows:

	For the year ended December 31,
	2017	2016	2015
Compensation and employee benefits	$149,948	$125,916	$104,939
Stock-based compensation plans	8,111	6,518	4,581
Occupancy and office operations	43,649	34,486	32,915
Amortization of intangible assets	13,008	12,416	10,043
FDIC insurance and regulatory assessments	11,969	8,240	7,380
Other real estate owned, net	3,423	2,051	274
Merger-related expense	39,232	265	17,079
Charge of asset write-downs, systems integration, severance and retention	105,110	4,485	29,046
Defined benefit plan termination charge	—	—	13,384
Loss on extinguishment of borrowings	—	9,729	—
Other	58,925	43,796	40,677
Total non-interest expense	$433,375	$247,902	$260,318

Non-interest expense for 2017 was $433,375 compared to $247,902 in 2016 and $260,318 in 2015. The main cause of the fluctuations between the periods was due to merger-related expense and a charge for asset write-downs, systems integration, severance and retention incurred in mergers and other acquisition transactions.

Compensation and employee benefits expense and full time equivalent employees (“FTEs”) are presented in the following table:

	Compensation expense	FTEs at period end
December 31, 2017	$149,948	2,076
Astoria Merger closing date October 2, 2017	NA	2,323
December 31, 2016	125,916	970
December 31, 2015	104,939	1,089
HVB Merger closing date June 30, 2015	NA	1,196
December 31, 2014	22,410	829

Compensation expense for 2017 increased $24,032 compared to 2016 as our FTEs increased by 1,106 in 2017 as a result of the Astoria Merger, which closed in October 2017. Since the Astoria Merger closing date, we have reduced our FTE count by 247, mainly due to the successful integration of Astoria’s operations. Compensation expense for 2016 increased $20,977 compared to 2015. The increase in compensation expense for 2016 was mainly due to the HVB Merger, as compensation expense associated with former HVB employees was included for only six months of 2015. At December 31, 2016, our FTEs decreased by 119 employees between 2016 and 2015, mainly due to the successful integration of the HVB Merger, the divestitures of our residential mortgage originations business and trust division and was partially offset by personnel hired in the NSBC Acquisition and new commercial banking teams.

Stock-based compensation plans expense was $8,111 for 2017 compared to $6,518 for 2016 and $4,581 in 2015. The increase for 2017 compared to 2016, and the increase in 2016 compared to 2015, was due to the Astoria Merger and the HVB Merger, respectively, and the resulting increase in personnel included in the stock-based compensation plan. For additional information related to our stock-based compensation, see Note 12. “Stock-Based Compensation” in the notes to consolidated financial statements.

Occupancy and office operations expense was $43,649 for 2017, an increase of $9,163 compared to $34,486 in 2016, and expense of $32,915 in 2015. The increase in occupancy and office operations expense in 2017 compared to 2016 was mainly due to the Astoria Merger. The increase in occupancy and office operations expense in 2016 compared to 2015 was mainly due to the HVB Merger. We had 128 financial centers at December 31, 2017 compared to 42 financial centers at December 31, 2016 and 52 financial centers at December 31, 2015. We acquired 88 financial centers in the Astoria Merger. We anticipate we will consolidate approximately 24 financial centers in 2018, consistent with our strategic objective of reducing our real estate footprint and controlling expenses.

Amortization of intangible assets mainly includes amortization of core deposit intangible assets, non-compete agreements and customer lists. Amortization of intangible assets was $13,008 for 2017 compared to $12,416 for 2016 and $10,043 for 2015. The increase that occurred between the periods was mainly due to the Astoria Merger and HVB Merger. In 2017, we recorded $99,938 in core deposit intangibles as a result of the Astoria Merger. In 2016, we recorded $1,500 in customer lists intangible assets as a result of the NSBC Acquisition. In connection with the HVB Merger, in 2015 we recorded $33,839 in core deposit intangibles, and as a result of the Damian Acquisition, we recorded a $8,950 customer list intangible asset. Amortization of intangible assets expense is expected to be $23,646 in 2018 as shown in Note 7. “Goodwill and Other Intangible Assets” in the notes to consolidated financial statements.

FDIC insurance and regulatory assessments expense was $11,969 for 2017 compared to $8,240 for 2016 and $7,380 for 2015. The FDIC insurance assessment is primarily based on quarterly average assets less quarterly average eligible capital. OCC assessments are based on total assets at June 30 and December 31. The increase in FDIC insurance and regulatory assessments between the periods was due to an increase in assets as a result of recent mergers and organic growth.

Other real estate owned (“OREO”) expense, net includes maintenance costs, taxes, insurance, write-downs (subsequent to any write-down at the time of foreclosure or transfer to OREO), and gains and losses from the disposition of OREO. OREO includes real estate assets foreclosed and financial center locations that are held for sale. OREO expense, net included the following:

	For the year ended December 31,
	2017	2016	2015
(Gain) on sale, net	$(398)	$(288)	$(1,066)
Direct property write-downs	2,273	582	—
Rental income	(64)	(68)	(77)
Property tax	939	1,229	798
Other expenses	673	596	619
OREO expense, net	$3,423	$2,051	$274

The increase in OREO expense was mainly due to our recent mergers.

Merger-related expense components were as follows:

	For the year ended December 31,
	2017	2016	2015
Financial advisory fees	$15,217	$—	$2,355
Legal and accounting fees	9,776	265	1,983
Severance and retention compensation	1,200	—	2,161
Management change-in-control payments	7,500	—	7,595
D&O insurance	1,250	—	516
Public relations & communications	2,500	—	1,347
Merger due diligence	575	—	473
Other	1,214	—	649
Total	$39,232	$265	$17,079

Merger-related expense for 2017 was incurred in connection with the Astoria Merger. Merger-related expense for 2016 was incurred in connection with the NSBC Acquisition. Merger-related expense for 2015 was due mainly to the HVB Merger and also included costs of approximately $2,000 incurred in connection with the Damian Acquisition and the FCC Acquisition. See Note 2. “Acquisitions” in the notes to consolidated financial statements for additional information regarding our acquisitions.

Charge for asset write-downs, systems integration, severance and retention expense were as follows:

	For the year ended December 31,
	2017	2016	2015
Asset write-downs	$12,567	$1,811	$9,880
Information technology charges	18,033	150	9,123
Legal settlement	500	—	850
Banking systems integration	9,502	—	—
Severance and retention	64,508	2,524	9,193
Total	$105,110	$4,485	$29,046

Charge for asset write-downs, systems integration, severance and retention for 2017 was mainly incurred in connection with the Astoria Merger. Included in asset write-downs in 2017 was $603 to continue our strategy of consolidating financial centers that was not directly related to the Astoria Merger. In 2016, asset write-downs included a charge to continue our strategy of consolidating financial centers and to write-down assets in connection with the sale of the mortgage banking originations business. The charges incurred in 2015 were due mainly to the HVB Merger.

Defined benefit plan termination charge was $0 for 2017 and 2016 and $13,384 in 2015. The charge incurred in 2015 was related to full termination of the $58,171 defined benefit pension plan obligations. The termination charge consisted mainly of the change in the fair value of plan assets in 2015 and the elimination of the accumulated other comprehensive benefit recorded in the equity accounts on the consolidated balance sheet. For additional information related to our benefit plans, see Note 13. “Pension and Other Post Retirement Benefits” in the notes to consolidated financial statements.

Loss on extinguishment of borrowings was $0 in 2017 and 2015 and $9,729 in 2016. In 2016, the loss on extinguishment of borrowings was $9,729, as we incurred a loss of $8,716 on the extinguishment of $220,000 of high cost FHLB borrowings. We also repurchased $23,000 of the Senior Notes during 2016 and incurred a loss on extinguishment of $1,013. For additional information see Note 9. “Borrowings, Senior Notes and Subordinated Notes” in the notes to consolidated financial statements.

Other non-interest expense was $58,925 for 2017 compared to $43,796 for 2016 and $40,677 for 2015. Other non-interest expense mainly includes professional fees, data and check processing, insurance, and advertising and promotion. Additional details regarding these expenses is included in Note 14. “Other Non-interest Expense” in the notes to our consolidated financial statements. Also included in other non-interest expense is postage, communication, supplies and loan processing. The increases in other non-interest expense is mainly due to a combination of organic growth and our prior mergers.

Income Tax was $87,939 for 2017 compared to $67,382 for 2016 and $31,835 in 2015, which represented an effective income tax rate of 48.6% for 2017, 32.50% for 2016 and 32.50% for 2015. The effective income tax rate for 2017 included a charge of $40,285 to write-down our net deferred tax assets to their estimated value due to the enactment of the Tax Cuts and Jobs Act of 2017. Income tax expense for 2017, before the tax law change, was $48,203 and represented an effective income tax rate of approximately 26.3%, which differed from the 35% federal statutory rate primarily due to the portion of the merger-related expense, and charge for asset write-downs, systems integration, severance and retention expense that are deductible for income tax purposes, and the level of tax exempt income generated from tax exempt loans, securities and BOLI. The effective income tax rates in 2016 differed from the 35% federal statutory rate primarily due to the effect of tax exempt income from loans, securities and BOLI income. Our effective tax rate for 2015 was impacted by deductible merger-related expense and charge for asset write-downs, systems integration, severance and retention expense incurred in connection with the HVB Merger. We estimate our effective tax rate will be between 23.0% to 24.0% for 2018. For more information, see Note 11. “Income Taxes” in the notes to consolidated financial statements.

Sources and Uses of Funds
The following table illustrates the mix of our funding sources and the assets in which those funds are invested as a percentage of our total average assets for the period indicated. Average assets totaled $18,451,301 in 2017 compared to $12,883,226 in 2016 and $9,604,256 in 2015.

	For the year ended December 31,
	2017	2016	2015
Sources of Funds:
Non-interest bearing deposits	18.2%	24.2%	24.3%
Interest bearing deposits	51.9	50.7	50.0
FHLB and other borrowings	13.3	9.0	9.3
Subordinated Notes	1.0	0.8	—
Senior Notes	0.7	0.7	1.0
Other non-interest bearing liabilities	1.4	1.1	1.2
Stockholders’ equity	13.5	13.5	14.2
Total	100.0%	100.0%	100.0%

Uses of Funds:
Loans	66.2%	66.1%	65.2%
Securities	22.5	22.4	22.5
Interest earning deposits	1.3	2.0	1.6
FRB and FHLB stock	0.9	0.8	0.8
Other non-interest earning assets	9.1	8.7	9.9
Total	100.0%	100.0%	100.0%

General. Deposits, borrowings, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations are our primary sources of funds for use in lending, investing and for other general corporate purposes. Non-interest bearing deposits and low cost interest bearing deposits comprise over 70% of our sources of funds for all periods shown above. Growing and maintaining these deposits through our commercial banking teams and financial centers is key to our strategy. We primarily use funds to originate loans and purchase securities.

Average deposits were $12,933,835 for 2017 compared to $9,640,966 for 2016 and $7,139,335 for 2015. The growth in deposits in 2017 was due to the Astoria Merger and organic growth generated by our commercial banking teams. The growth in deposits in 2016 was due to the HVB Merger and organic growth generated by our commercial banking teams. We anticipate we will grow deposits by successfully leveraging the consumer distribution system from Astoria financial center network and continuing to grow our commercial banking team platform. As of December 31, 2017 approximately 50% of our deposits consisted of consumer deposits and 50% were commercial deposits (including municipal deposits).

Average loans were $12,215,759 for 2017 compared to $8,520,367 for 2016 and $6,261,470 for 2015. The growth in average loan balances in 2017 was due to the Astoria Merger and organic growth generated by our commercial banking teams. The growth in average loan balances in 2016 was due to the HVB Merger, organic growth generated by our commercial banking teams, the NSBC Acquisition, the GE restaurant franchise financing portfolio acquisition, the Damian Acquisition and the FCC Acquisition. Average loans represented 72.8%, 72.5% and 72.4% of average earning assets for 2017, 2016 and 2015, respectively. Average loans were 94.4%, 88.4% and 87.7% of average deposits for 2017, 2016 and 2015, respectively. Our goal is to maintainour loans to deposits ratio between 95% to 100%, at period end December 31, 2017, the ratio was 97.4%.

Average securities were $4,144,435 for 2017 compared to $2,878,944 for 2016 and $2,156,056 for 2015. The increase in securities in 2017 was consistent with the growth in average assets as average securities represented approximately 22.5% of our uses of funds in the three years. Average tax exempt securities were 36.7% of our securities portfolio in 2017 compared to 32.8% of our securities portfolio in 2016 and 19.2% in 2015, as we determined the risk adjusted return of this asset class was more attractive relative to other earning assets. The remainder of the securities portfolio is invested mainly in mortgage-backed securities (which includes collateralized mortgage obligations) and, to a lesser extent, government agency securities and corporate securities.

Portfolio Loans
The following table sets forth the composition of our portfolio loans, which excludes loans held for sale, by type of loan at the periods indicated.

	December 31,								September 30,
	2017		2016		2015		2014		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial:
Commercial and Industrial (“C&I”):
Traditional C&I	$1,979,448	9.9%	$1,404,774	14.7%	$1,189,154	15.1%	$917,048	19.0%	$851,192	17.9%
Asset-based lending	797,570	4.0	741,942	7.8	310,214	4.0	327,507	6.8	313,345	6.6
Payroll finance	268,609	1.3	255,549	2.7	221,831	2.8	154,229	3.2	145,474	3.1
Warehouse lending	723,335	3.6	616,946	6.5	387,808	4.9	173,786	3.6	192,003	4.0
Factored receivables	220,551	1.1	214,242	2.3	208,382	2.7	161,625	3.4	181,433	3.8
Equipment financing	679,541	3.4	589,315	6.2	631,303	8.0	411,449	8.5	393,027	8.3
Public sector finance	637,767	3.2	349,182	3.7	182,336	2.3	—	—	—	—
Total C&I	5,306,821	26.5	4,171,950	43.8	3,131,028	39.8	2,145,644	44.5	2,076,474	43.7
Commercial mortgage:
Commercial real estate	4,138,864	20.7	3,162,942	33.2	2,733,351	34.8	1,458,277	30.3	1,449,052	30.4
Multi-family	4,859,555	24.3	981,076	10.3	796,030	10.1	384,544	8.0	368,524	7.7
Acquisition, development & construction	282,792	1.4	230,086	2.4	186,398	2.4	96,995	2.0	92,149	1.9
Total commercial mortgage	9,281,211	46.4	4,374,104	45.9	3,715,779	47.3	1,939,816	40.3	1,909,725	40.0
Total commercial	14,588,032	72.9	8,546,054	89.7	6,846,807	87.1	4,085,460	84.8	3,986,199	83.7
Residential mortgage	$5,054,732	25.3	697,108	7.3	713,036	9.1	529,766	11.0	570,431	12.0
Consumer	366,219	1.8	284,068	3.0	299,517	3.8	200,415	4.2	203,808	4.3
Total loans	20,008,983	100.0%	9,527,230	100.0%	7,859,360	100.0%	4,815,641	100.0%	4,760,438	100.0%
Allowance for loan losses	(77,907)		(63,622)		(50,145)		(42,374)		(40,612)
Total portfolio loans, net	$19,931,076		$9,463,608		$7,809,215		$4,773,267		$4,719,826

Overview. Total portfolio loans, net increased $10,467,468, or 110.6%, to $19,931,076 at December 31, 2017 compared to $9,463,608 at December 31, 2016 and $7,809,215 at December 31, 2015. The growth in total portfolio loans, net for 2017 was mainly due to the Astoria Merger and organic growth. The growth in total portfolio loans, net for 2016, was mainly due to organic growth and the acquisitions of NSBC and the restaurant franchise financing loans. At December 31, 2017, total C&I loans comprised 26.5% of total loans compared to 43.8% at December 31, 2016 and 39.8% at December 31, 2015. Total commercial mortgage loans comprised 46.4%, 45.9% and 47.3% of total loans at December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, 72.9% of our portfolio loans were commercial loans, compared to 89.7% at December 31, 2016 and 87.1% at December 31, 2015. The decline in the percentage of commercial loans to total loans at December 31, 2017 compared to the prior periods was due to the Astoria Merger, as we acquired $4,597,979 of residential mortgage loans (net of fair value adjustments), which increased the percentage of residential mortgage loans to total loans to 25.3% at December 31, 2017 compared to 7.3% and 9.1% at December 31, 2016 and December 31, 2015, respectively. In the Astoria Merger we also acquired $3,770,583 of multi-family loans (net of fair value adjustments), which increased the proportion of multi-family loans to 24.3% of total loans at December 31, 2017.

Through our commercial banking teams, we have a diversified asset origination platform that allows us to generate various types of commercial loans. Consistent with our overall strategy, we anticipate that in 2018 we will grow total C&I loans and reduce residential mortgage loans. Our long-term target is a loan portfolio composition with a mix of 45% total C&I loans, 45% total commercial mortgage loans and 10% residential mortgage and consumer loans.

General. Our commercial banking teams focus on the origination of C&I loans and commercial mortgage loans. We also originate residential mortgage loans and consumer loans, such as home equity lines of credit, homeowner loans and personal loans in our market area. We sold our residential mortgage originations business in August 2016 and, for the periods presented in the table above, through such date, we sold the majority of the residential mortgage loans we originated. In addition, we enter into loan participations in some commercial loans for portfolio management purposes.

Loan Approval/Authority and Underwriting. The Board has established the Credit Risk Committee (the “CRC”), a sub-committee of our Enterprise Risk Committee, to oversee the lending functions of the Bank. The CRC oversees the performance of the Bank’s loan portfolio and its various components and assists in the development of strategic initiatives to enhance portfolio performance.

The Senior Credit Committee (the “SCC”) consists of the Chief Executive Officer, Chief Credit Officer, Deputy Chief Credit Officer, two Market Presidents and other senior lending personnel. The SCC is authorized to approve all loans within the legal lending limit of the Bank.

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

Large Credit Relationships. We originate and maintain large credit relationships with numerous commercial customers in the ordinary course of business. We consider large credit relationships to be those with commitments equal to or in excess of $10,000, prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship is equal to, or in excess of, $10,000. In addition to the Company’s normal policies and procedures related to the origination of large credits, the SCC must approve all new and renewed credit facilities which are part of large credit relationships. The SCC meets regularly, reviews large credit relationship activity and discusses the current loan pipeline, among other things. The following table provides additional information on our large credit relationships outstanding:

	Number of Relationships	Period end balances		Average loan balances
		Committed	Outstanding	Committed	Outstanding
Committed amount at:
December 31, 2017
$30.0 million and greater	85	$4,172,408	$3,020,019	$49,087	$35,530
$20.0 million to $29.9 million	84	2,022,125	1,748,145	24,073	24,168
$10.0 million to $19.9 million	257	3,517,956	3,096,723	13,688	11,043

December 31, 2016
$20.0 million and greater	109	$3,563,459	$2,623,226	$32,509	$24,168
$10.0 million to $19.9 million	171	2,317,353	1,875,300	13,669	11,043

We review large credit relationships on a regular basis. As part of our allowance for loan loss methodology, we consider concentration risk and review the amount of loans in our portfolio that are over $10,000. As a result of the Astoria Merger and the increase in our balance sheet size, beginning in the fourth quarter of 2017 we added a $30,000 tier to our review.

Industry Concentrations. As of December 31, 2017 and 2016, there were no concentrations of loans within any single industry in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by us to categorize loans by the borrower’s type of business. The majority of the Bank’s loans are to borrowers located in the greater New York metropolitan region. The Bank has no foreign loans.

Traditional C&I Lending. We make various types of secured and unsecured traditional C&I loans to small and medium-sized businesses in our market area, including loans collateralized by assets, such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and other assets. Also included in this portfolio are restaurant franchise financing loans acquired from GE in 2016. The terms of these loans generally range from less than one year to seven years. The loans are either structured on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index. Traditional C&I loans grew $574,674, or 40.9%, in 2017 and were $1,979,448 at December 31, 2017 compared to $1,404,774 at December 31, 2016. Growth in traditional C&I loans in 2017 was mainly due to organic growth generated by our commercial banking teams and $96,886 of traditional C&I loans that were acquired in the Astoria Merger (net of fair value adjustments).

Asset Based Lending. The Bank provides asset-based loans (“ABL”) to small and medium sized businesses on a national basis. ABL loans are secured by certain business assets, which typically include accounts receivable, inventory, machinery and equipment. The terms of these loans generally range from less than one year to three years. The loans carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index. ABL loans were $797,570 at December 31, 2017 compared to $741,942 at December 31, 2016 and $310,214 at December 31, 2015. The growth in 2016 compared to 2015 was mainly due to the NSBC Acquisition.

Payroll Finance Lending. The Bank provides financing and human resource business process outsourcing support services to the temporary staffing industry on a national basis. It also provides full back-office, computer and tax accounting services, and financing to independently-owned staffing companies located throughout the United States. Loans typically are structured as an advance used by our clients to fund their employee payroll and are outstanding on average for 40 to 45 days. Payroll finance loans were $268,609 at December 31, 2017 compared to $255,549 at December 31, 2016. At December 31, 2017, approximately one-third of the outstanding balances were comprised of loans in which the Bank provides financing only, and two-thirds were loans in which the Bank provides financing and full back-office services.

Warehouse Lending. The Bank provides residential mortgage warehouse funding facilities to mortgage bankers. These loans consist of a line of credit used by the mortgage banker as a form of temporary financing during the period between the closing of a mortgage loan until its sale into the secondary market, which on average happens within 20 days of the original loan closing. The Bank provides warehouse lines generally ranging from $10,000 to $100,000. The warehouse lines are collateralized by high quality first mortgage loans, which include mainly Agency (Fannie Mae and Freddie Mac), Government (FHA and VA), and Non-Agency (Jumbo) mortgage loans. Warehouse lending loans were $723,335 at December 31, 2017 compared to $616,946 at December 31, 2016 and $387,808 at December 31, 2015. Warehouse lending balances usually fluctuate over the course of the year, resulting in average balances that will materially differ from end of period balances.

Factored Receivables Lending. We provide accounts receivable management services. The purchase of a client’s accounts receivable is traditionally known as “factoring” and results in payment by the client of a factoring fee, which is generally a percentage of the factored receivables or sales volume, which is designed to compensate the Bank for the bookkeeping and collection services provided and, if applicable, its credit review of the client’s customer and assumption of customer credit risk. When the Bank “Factors” (i.e., purchases) an account receivable from a client, it records the receivable as an asset (included in “Gross loans” ), records a liability for the funds due to the client (included in “Other liabilities”) and credits to non-interest income the factoring fee (included in “Accounts receivable management/factoring commissions and other fees”). The Bank also may advance funds to its client prior to the collection of receivables, charging interest on such advances (in addition to any factoring fees) and normally satisfying such advances by the collection of receivables. At December 31, 2017, factored receivables were $220,551 compared to $214,242 at December 31, 2016.

Equipment Finance Lending. The Bank offers equipment financing across the United States through direct lending programs, third-party sources and vendor programs. At December 31, 2017, equipment finance loans were $679,541 compared to $589,315 at December 31, 2016. The Bank finances full payout term loans and secured loans for various types of business equipment, with terms generally ranging from 24 to 60 months.

Public Sector Finance. In 2015, we hired a commercial banking team that focuses on public sector finance. This team generates loans to state, municipal and local governmental entities nationally. At December 31, 2017, outstanding balances were $637,767, which represents an increase of $288,585, or 82.6% compared to December 31, 2016. Public sector finance loans are either secured via UCC filings against equipment financed, or obligations related to the ability to levy taxes, either generally or associated with a specific project. All loans in this portfolio are fixed rate, tax exempt and fully amortizing over the life of the loan. Public sector finance loans have terms at origination of three to 20 years, with a weighted average term of 16.8 years and a weighted average expected duration of 5.60 at December 31, 2017.

Asset-based lending, payroll finance, warehouse lending, factored receivables, equipment finance and public sector finance are sometimes referred to as our commercial finance business. These categories plus our traditional C&I loans are referred to as C&I in the discussion below.

Commercial Real Estate (“CRE”) and Multi-Family Lending. At December 31, 2017, CRE loans were $4,138,864 compared to $3,162,942 at December 31, 2016. Multifamily loans were $4,859,555 at December 31, 2017 compared to $981,076 at December 31, 2016. In the Astoria Merger, we acquired $625,460 and $3,770,583 of CRE and multi-family loans, respectively, net of purchase accounting adjustments. The balance of the increases was mainly due to originations from our commercial banking teams.

We originate real estate loans secured predominantly by first liens on commercial real estate and multi-family properties. The underlying collateral of our CRE loans consists of multi-family properties, retail properties, including shopping centers and strip centers, office buildings, nursing homes, industrial and warehouse properties, hotels, motels, restaurants, and schools. To a lesser extent, we originate CRE loans for medical use, non-profits, gas stations and other categories. We may, from time to time, purchase commercial real estate loan participations. Substantially all of our CRE loans are secured by properties located in our primary market area.

The majority of our originated CRE loans have terms that range from five to ten years and are structured as (i) five-year fixed rate loans with a rate adjustment for the second five-year period; or (ii) as ten-year fixed-rate loans. Amortization on these loans is typically based on 20 to 25 year terms with balloon maturities generally in five or ten years. Interest rates on CRE loans generally range from 200 basis points to 300 basis points above a reference index.

The CRE and multi-family loans acquired in the Astoria Merger have original terms from three to 30 years with a weighted average remaining term to maturity of 9.86 years. Amortization on these loans is generally over 15 to 30 years. These loans are both fixed and floating rate.

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

Acquisition, Development and Construction (“ADC”) Lending. We did not originate any land acquisition and development loans in 2017 or 2016. At December 31, 2017 there were outstanding land loans with an unpaid principal balance of $10,478 and there were no development loans outstanding. We currently originate construction loans to well qualified borrowers in our immediate footprint. We originated 30 such loans with an outstanding balance at December 31, 2017. In 2017, ADC loans grew $52,706 to $282,792 compared to $230,086 at December 31, 2016 and ADC loans were $186,398 at December 31, 2015.

We make construction loans to finance the cost of completing homes, including multi-family homes on the improved property. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction. Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers, except in cases of owner occupied construction loans. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. We provide permanent mortgage financing on most of our construction loans on income-producing property. Collateral coverage and risk profile are maintained by restricting the number of model or speculative units in each project.

ADC lending exposes us to greater credit risk than permanent mortgage financing. The repayment of ADC loans generally depends on the sale of the property to third parties or the availability of permanent financing upon completion of all improvements.

Residential Mortgage Lending. Residential mortgage loans increased $4,357,624 in 2017 and were $5,054,732 at December 31, 2017 compared to $697,108 at December 31, 2016 and $713,036 at December 31, 2015. Residential mortgage loans represented 25.3% of our total portfolio loans at December 31, 2017 compared to 7.3% and 9.1% at December 31, 2016 and 2015, respectively. The increase was due to the Astoria Merger as we acquired residential mortgage loans of $4,597,979 (net of fair value adjustments). At December 31, 2017, our portfolio was comprised of 40.6% fixed rate and 59.4% adjustable rate residential mortgage loans, or ARMs.

The Bank sold its residential mortgage banking origination business in August 2016, and currently originates residential mortgage loans within the Bank’s footprint in the Greater New York metropolitan area. Prior to that date, the Bank operated a residential mortgage banking and brokerage business through loan production offices and our financial centers. In order to manage our exposure to rising interest rates, we sold the majority of our conforming fixed rate residential mortgage loans in the secondary market to nationally known entities, including government sponsored entities such as Fannie Mae and Freddie Mac. Residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines for loans they designate as acceptable for purchase. Loans that conform to such guidelines are referred to as “conforming loans.” We generally originate fixed-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae and Freddie Mac, which are currently $435 in many locations in the continental U.S. and are $680 in high-cost areas such as New York City and surrounding counties. Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%.

iginate loans above conforming limits, referred to as “jumbo loans,” which have been underwritten to substantially the same credit standards as conforming loans. We generally originate these loans to existing customers of the Bank, with whom we have a commercial relationship. Prior to the sale of our mortgage business in August 2016, we originated jumbo loans through our mortgage banking division with the intent to sell on a servicing rights released basis. As of December 31, 2017, residential mortgage loans serviced for others, excluding loan participations, totaled approximately $1,329,105, compared to $179,082 at December 31, 2016. The increase was due to servicing assets acquired in the Astoria Merger. We do not expect that we will acquire or retain additional servicing assets in 2018.

Our portfolio includes conforming and non-conforming, fixed-rate and ARM loans with maturities up to 30 years and maximum loan amounts generally up to $4,000 that are fully amortizing with monthly or bi-weekly loan payments. ARM loan products are secured by residential properties with rates that are fixed for a period ranging from six months to ten years. After the initial term, if the loan is not already refinanced, the interest rate on these loans generally resets every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the FRB and subject to certain periodic and lifetime limitations on interest rate changes. Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate loans. ARM loans generally pose different credit risks than fixed-rate loans, primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default.

In connection with the Astoria Merger, in addition to acquiring fixed-rate and amortizing ARM loans, we also acquired residential mortgage loans originated in 2010 or earlier that are interest-only (“IO”) ARM loans with terms of up to forty years, which have an initial fixed rate for five or seven years and convert into one year interest-only ARM loans at the end of the initial fixed rate period. Interest-only ARM loans require the borrower to pay interest only during the first ten years of the loan term, which typically results in a material increase in the borrower’s monthly payments. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term. At December 31, 2017, our residential mortgage loan portfolio had $599,714 of interest only loans and loans that recently converted to principal amortization status within the past 24 months.

We require title insurance on all of our residential mortgage loans, and we also require that borrowers maintain fire and extended coverage or all risk casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the loan balance or the replacement cost of the improvements, but, in any event, in an amount calculated to avoid the effect of any coinsurance clause. Residential mortgage loans generally are required to have a mortgage escrow account from which disbursements are made for real estate taxes and for hazard and flood insurance.

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

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2017. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due less than one year. Weighted average rates are computed based on the rate of the loan at December 31, 2017.

	Less than one year		One to five years		Over five years		Total
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Commercial loans:
Traditional C&I	$844,902	4.70%	$790,652	5.06%	$343,894	4.17%	$1,979,448	4.75%
Asset-based lending	797,570	6.64	—	—	—	—	797,570	6.64
Payroll finance	268,609	6.86	—	—	—	—	268,609	6.86
Warehouse lending	723,335	3.75	—	—	—	—	723,335	3.75
Factored receivables	220,551	4.43	—	—	—	—	220,551	4.43
Equipment financing	27,341	4.00	543,370	3.86	108,830	4.26	679,541	3.93
Public sector finance	—	—	17,345	2.66	620,422	2.98	637,767	2.97
Total C&I	2,882,308	5.17	1,351,367	4.55	1,073,146	3.49	5,306,821	4.67
Commercial mortgage:
CRE	646,360	4.46	1,764,928	4.16	1,727,576	4.13	4,138,864	4.20
Multi-family	194,895	4.03	1,278,464	3.59	3,386,196	3.50	4,859,555	3.54
ADC	197,903	5.64	74,115	4.08	10,774	4.76	282,792	5.20
Total commercial mortgage	1,039,158	4.60	3,117,507	3.93	5,124,546	3.71	9,281,211	3.88
Residential mortgage	9,047	4.75	37,299	4.55	5,008,386	3.67	5,054,732	3.68
Consumer	17,358	3.77	49,248	4.06	299,613	4.73	366,219	4.59
Total loans	$3,947,871	5.02%	$4,555,421	4.12%	$11,505,691	3.70%	$20,008,983	4.05%

The following table sets forth the composition of fixed-rate and adjustable-rate loans at December 31, 2017 that are contractually due after December 31, 2018:

	Fixed	Adjustable	Total
Traditional C&I	$296,924	$837,622	$1,134,546
Equipment financing	652,200	—	652,200
Public sector finance	637,767	—	637,767
CRE	1,826,879	1,665,625	3,492,504
Multi-family	2,575,428	2,089,232	4,664,660
ADC	12,352	72,537	84,889
Residential mortgage	2,048,909	2,996,776	5,045,685
Consumer	94,434	254,427	348,861
Total loans	$8,144,893	$7,916,219	$16,061,112

All asset-based lending, payroll finance, warehouse lending and factored receivables are contractually due within 12 months and are mainly adjustable rate.

Delinquent Loans, Troubled Debt Restructuring (“TDRs”), Impaired Loans, OREO and Classified Assets
Loan Portfolio Delinquencies. The following table sets forth certain information on our loan portfolio delinquencies at the dates indicated:

	Loans delinquent for
	30-89 Days		90 days or more still accruing & non-accrual		Total
	Number	Amount	Number	Amount	Number	Amount
At December 31, 2017:
Traditional C&I	18	$1,419	70	$37,642	88	$39,061
Equipment finance	18	4,359	27	8,099	45	12,458
CRE	4	12,534	49	22,157	53	34,691
Multi-family	8	1,429	18	4,449	26	5,878
ADC	—	—	7	4,205	7	4,205
Residential mortgage	104	28,454	349	100,282	453	128,736
Consumer	84	5,338	108	10,379	192	15,717
	236	$53,533	628	$187,213	864	$240,746
At December 31, 2016:
Traditional C&I	27	$1,652	51	$26,941	78	$28,593
Payroll finance	1	14	6	820	7	834
Factored receivables	—	—	4	618	4	618
Equipment finance	20	3,234	20	2,246	40	5,480
CRE	3	967	48	21,414	51	22,381
Multi-family	—	—	1	71	1	71
ADC	—	—	6	5,269	6	5,269
Residential mortgage	33	6,460	81	14,898	114	21,358
Consumer	41	2,773	89	6,576	130	9,349
	125	$15,100	306	$78,853	431	$93,953
At December 31, 2015:
Traditional C&I	76	$40,440	37	$10,629	113	$51,069
Payroll finance	2	349	2	88	4	437
Factored receivables	—	—	2	220	2	220
Equipment finance	17	2,603	16	1,644	33	4,247
CRE	15	9,938	46	20,742	61	30,680
Multi-family	1	2,485	5	1,717	6	4,202
ADC	—	—	7	3,783	7	3,783
Residential mortgage	28	6,911	91	19,680	119	26,591
Consumer	64	5,270	93	7,908	157	13,178
	203	$67,996	299	$66,411	502	$134,407
At December 31, 2014:
Traditional C&I	56	$7,156	15	$5,035	71	$12,191
Payroll finance	—	—	3	115	3	115
Factored receivables	—	—	2	244	2	244
Equipment finance	2	726	4	240	6	966
CRE	32	13,306	46	11,738	78	25,044
Multi-family	1	317	3	428	4	745
ADC	7	851	7	6,413	14	7,264
Residential mortgage	28	3,910	94	16,259	122	20,169
Consumer	50	2,717	77	6,170	127	8,887
	176	$28,983	251	$46,642	427	$75,625
At September 30, 2014:
Traditional C&I	15	$9,359	8	$4,324	23	$13,683
Payroll finance	1	99	2	346	3	445
Factored receivables	—	—	2	370	2	370
Equipment finance	2	851	1	262	3	1,113
CRE	6	4,281	36	10,966	42	15,247
Multi-family	—	—	2	131	2	131
ADC	1	56	21	12,361	22	12,417
Residential mortgage	41	6,059	97	16,460	138	22,519
Consumer	48	4,574	61	5,743	109	10,317
Total	114	$25,279	230	$50,963	344	$76,242

There were no ABL, warehouse lending or public sector finance loans that were delinquent for any period presented. There were no payroll finance or factored receivable loans that were delinquent at December 31, 2017.

Collection Procedures for Commercial Loans and Consumer Loans. A late payment notice is generated after the 16th day of the loan payment due date requesting the payment due plus any late charge assessed. Legal action, notwithstanding ongoing collection efforts, is generally initiated 90 days after the original due date for failure to make payment. Unsecured consumer loans are generally charged-off after 120 days. For commercial loans, charge-off procedures vary depending on individual circumstances.

Past Due, Non-Performing Loans, Non-Performing Assets (Risk Elements). The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	December 31,					September 30,
	2017	2016	2015	2014		2014
Non-accrual loans:
Traditional C&I	$37,642	$26,386	$10,142	$4,975		$4,324
Payroll finance	—	199	—	—	—	—
Factored receivables	—	618	220	244	370	370
Equipment finance	8,099	2,246	1,644	240	262	262
CRE	21,720	21,008	20,742	11,286	10,445	10,445
Multi-family	4,449	71	1,717	272	131	131
ADC	4,205	5,269	3,700	6,413	12,361	12,361
Residential mortgage	99,958	14,790	19,680	16,259	15,926	15,926
Consumer	10,284	6,576	7,892	6,170	5,743	5,743
Total non-accrual loans	186,357	77,163	65,737	45,859	49,562	49,562
Accruing loans past due 90 days or more	856	1,690	674	783		1,401
Total non-performing loans	187,213	78,853	66,411	46,642		50,963
OREO	27,095	13,619	14,614	5,867		7,580
Total non-performing assets	$214,308	$92,472	$81,025	$52,509		$58,543
TDRs accruing and not included above	$13,564	$11,285	$13,701	$17,261		$17,653
Ratios:
Non-performing loans to total loans	0.94%	0.83%	0.84%	0.97		1.07%
Non-performing assets to total assets	0.71	0.65	0.68	0.71		0.80

There were no non-accrual ABL, warehouse lending or public sector finance loans for any periods presented.

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

At December 31, 2017, our non-accrual loans totaled $186,357 and there were $856 of loans 90 days past due and still accruing interest. Such loans were considered well secured and in the process of collection. At December 31, 2016, we had non-accrual loans of $77,163, and we had $1,690 of loans 90 days past due and still accruing interest. At December 31, 2015, non-accrual loans were $65,737 and we had $674 of loans 90 days past due and still accruing interest.

Non-performing loans (“NPLs”) increased $108,360 at December 31, 2017 to $187,213 compared to $78,853 at December 31, 2016. The increase was mainly due to the Astoria Merger; at December 31, 2017, $99,866 of total NPLs, including $89,616 that were residential mortgage loans, were acquired in the Astoria Merger. All of these loans were considered purchase credit impaired loans, discussed further below in the section: “Purchased Credit Impaired (“PCI”) Loans”. Residential mortgage loans represent a disproportionate amount of total NPLs in all periods presented, which is mainly attributed to the extended period of time necessary to foreclose on residential mortgages in New York state, which is a judicial foreclosure state.

Excluding NPLs acquired in the Astoria Merger, NPLs increased $8,494 in 2017, which was mainly due to one taxi medallion relationship that was placed on non-accrual in the fourth quarter of 2017. Taxi medallion loans are included within traditional C&I loans in the table above. NPLs increased $12,442 at December 31, 2016 to $78,853 compared to $66,411 at December 31, 2015. The increase was mainly due to one taxi medallion relationship that was placed on non-accrual during the first quarter of 2016. NPLs increased $19,769 in 2015 compared to $46,642 at December 31, 2014. The increase was mainly due to NPLs acquired in the HVB Merger. At December 31, 2015, purchase credit impaired loans acquired in the HVB Merger and Provident Merger that were included in the non-performing totals above were $20,025. This was the primary factor contributing to the increase in C&I, CRE and residential mortgage NPLs between the periods. At December 31, 2014, NPLs declined $4,321 to $46,642 from $50,963 at September 30, 2014. The decline was mainly due to the resolution of an ADC loan that had shown sustained performance for an extended period of time and was returned to accrual status during the transition period.

Taxi Medallion Loans. At December 31, 2017, we had $45,976, or 0.23%, of total portfolio loans collateralized by taxi medallions. Taxi medallion loans declined by $5,704 in 2017, of which $1,996 was due to a partial charge-off of a taxi medallion relationship. The balance of the decline was due to repayments. At December 31, 2017, two taxi medallion relationships in an aggregate amount of $33,083 were classified substandard and on non-accrual. At December 31, 2016, there was one taxi medallion relationship classified substandard and on non-accrual in the amount of $23,716. We are working with our borrowers to reduce these balances, and are closely monitoring the collateral values, cash flows and performance of these taxi medallion relationships.

TDR. We have formally modified loans to certain borrowers. If the terms of the modification include a concession, as defined by GAAP, to a borrower that was experiencing financial difficulties at the time of the modification, the loan is considered a TDR, and is also considered an impaired loan. Total TDRs were $42,889 at December 31, 2017, of which $29,325 were non-accrual, $13,175 were current and performing according to terms and accruing interest income, and $389 were 30 to 89 days past due. At December 31, 2016 total TDRs were $13,274, of which $1,989 were non-accrual, $11,032 were current and performing, and $253 were 30 to 89 days past due. The increase in TDR loans in 2017 compared to 2016 was due to the non-accrual taxi medallion relationship discussed above. A TDR accruing interest income is a loan that, at the time of modification, was not in non-accrual status and is continuing to perform in accordance with the terms of the modification, or a loan that had been placed on non-accrual that has demonstrated a period of satisfactory performance after modification, generally at least six months. Loan modifications include actions such as an extension of the maturity date or the lowering of interest rates and monthly payments. As of December 31, 2017, there were no commitments to lend additional funds to borrowers with loans that have been modified in a TDR. The increase in TDR loans and TDR loans on non-accrual at December 31, 2017 compared to December 31, 2016 was mainly due to our largest taxi medallion relationship, which was placed on non-accrual in 2016, in which we made a concession regarding the repayment terms of the underlying notes to this borrower.

OREO. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO until such time as it is sold. In addition, financial centers that were closed or consolidated that are held for sale are also classified as OREO. When real estate is transfered to OREO, it is recorded at fair value less cost to sell. If the fair value less cost to sell is less than the loan balance, the difference is charged against the allowance for loan losses. At December 31, 2017, we had OREO properties with a recorded balance of $27,095. After transfer to OREO, we regularly update the fair value of the property. Subsequent declines in fair value are charged to current earnings and included in other non-interest expense as part of OREO expense.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality such as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets is not warranted and are charged-off. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as “special mention”. As of December 31, 2017, we had $136,558 of assets designated as “special mention” compared to $104,569 at December 31, 2016. The increase was mainly due to “special mention” loans acquired in the Astoria Merger.

Our determination as to the classification of our assets and the amount of our loan loss allowance are subject to review by our regulators, which can order the establishment of an additional valuation allowance. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets at December 31, 2017, classified assets consisted of loans of $233,255 and OREO of $27,095 compared to $95,594 and $13,619, respectively, a year earlier. The increase in classified assets at December 31, 2017 was mainly due to the Astoria Merger.

For the year ended December 31, 2017, gross interest income that would have been recorded had the non-accrual loans at the end of 2017 remained on accrual status throughout the period amounted to approximately $3,773. Interest income actually recognized on such loans totaled $1,105. For additional information see Note 5. “Allowance for loan losses” in the notes to consolidated financial statements.
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

We maintain our allowance for loan losses at a level that we believe is adequate to absorb probable losses inherent in the existing loan portfolio based on an evaluation of the collectibility of loans, underlying collateral, geographic and other concentrations, and prior loss experience. We use a risk rating system for all commercial loans to evaluate the adequacy of the allowance for loan losses. With this system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and ten, by credit administration, loan review or loan committee, with one being the best case and ten being a loss or the worst case. Loans with risk ratings between seven and nine are monitored more closely by the credit administration team and, when measured for impairment, if impairment is found that portion is charged-off against the allowance for loan losses. We calculate an average historical loss experience by loan type that is a twelve quarter average for commercial loans and residential loans and eight quarter average for consumer loans. To the loss experience, we apply individual qualitative loss factors that result in an overall loss factor at an appropriate level for the allowance for loan losses for a particular loan type. These qualitative loss factors are determined by management, based on historical loss experience for the applicable loan category, and are adjusted to reflect our evaluation of:

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

The allowance for loan losses also includes an element for estimated probable but undetected losses. We analyze loans by two broad segments or classes: real estate secured loans and loans that are either unsecured or secured by other collateral. The segments or classes considered real estate secured are: residential mortgage loans; CRE loans; multi-family loans; ADC loans; home equity lines of credit which are included in consumer loans; and certain other consumer loans. The segments or classes considered unsecured or secured by other than real estate collateral are: C&I loans, which includes traditional C&I loans, asset-based loans; payroll finance loans; warehouse lending; factored receivables; equipment finance loans; public sector finance loans and certain other consumer loans. In all segments or classes, significant loans are reviewed for impairment once they are placed on non-accrual status or are assessed as a TDR. Generally we consider a homogeneous residential mortgage loan or home equity line of credit to be significant if our investment in the loan is greater than $750. If a loan is deemed to be impaired in one of the real estate secured segments, and it is anticipated that our ultimate source of repayment will be through foreclosure and sale of the underlying collateral, it is generally considered collateral dependent. If the value of the collateral securing a collateral dependent impaired loan is less than the carrying value of the loan, a charge-off is recognized equal to the difference between the value of the collateral and the book value of the loan. In addition, included in impairment losses are amounts recognized for estimated costs to hold and to liquidate the collateral. These costs to hold and liquidate are generally in the range of 22% and are applied to all loans collateralized by real estate.

For certain loans in the consumer segment, we charge-off the full amount of the loan when it becomes 90 to 120 days or more past due, or earlier in the case of bankruptcy, after giving effect to any cash or marketable securities pledged as collateral for the loan. For C&I loans, we conduct a cash flow projection, and charge-off the difference between the net present value of the cash flows discounted at the effective note rate and the carrying value of the loan, and may recognize an additional charge-off amount to account for the imprecision of our estimates.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

				For the three months ended December 31,	For the fiscal year ended September 30,
	For the year ended December 31,
	2017	2016	2015	2014	2014
Balance at beginning of period	$63,622	$50,145	$42,374	$40,612	$28,877
Charge-offs:
Traditional C&I	(5,489)	(1,707)	(1,575)	(733)	(2,901)
Asset-based lending	—	—	—	—	—
Payroll finance	(188)	(28)	(406)	—	(758)
Factored receivables	(982)	(1,200)	(291)	—	(211)
Equipment finance	(3,165)	(1,982)	(3,423)	—	(1,074)
CRE	(2,379)	(959)	(1,695)	(172)	(741)
Multi-family	—	(417)	(17)	—	(418)
ADC	(27)	—	—	(488)	(1,479)
Residential mortgage	(860)	(1,045)	(1,251)	(310)	(963)
Consumer	(1,095)	(1,615)	(2,360)	(203)	(786)
Total charge-offs	(14,185)	(8,953)	(11,018)	(1,906)	(9,331)
Recoveries:
Traditional C&I	1,142	999	1,720	638	1,073
Asset-based lending	5	62	—	—	—
Payroll finance	6	32	35	—	—
Factored receivables	23	61	60	—	9
Equipment finance	387	560	825	—	194
CRE	163	353	148	1	161
Multi-family	—	2	9	—	92
ADC	269	104	52	—	—
Residential mortgage	161	30	92	2	323
Consumer	314	227	148	27	114
Total recoveries	2,470	2,430	3,089	668	1,966
Net charge-offs	(11,715)	(6,523)	(7,929)	(1,238)	(7,365)
Provision for loan losses	26,000	20,000	15,700	3,000	19,100
Balance at end of period	$77,907	$63,622	$50,145	$42,374	$40,612
Ratios:
Net charge-offs to average loans outstanding	0.10%	0.08%	0.13%	0.10%	0.18%
Allowance for loan losses to NPLs	41.61	80.68	75.50	90.80	79.69
Allowance for loan losses to total loans	0.39	0.67	0.64	0.88	0.85
Note: There were no charge-offs or recoveries on warehouse lending or public sector finance loans in any period presented.

Loans acquired in a business combination through merger or acquisition were recorded at fair value with no allowance for loan losses at the acquisition date. Since the date of acquisition, as these acquired loans amortize, are renewed, or are replaced through organic loan growth, they become loans subject to our allowance for loan loss. At December 31, 2017, $9,381,237 of our portfolio loans were not subject to our allowance for loan losses calculation shown above compared to $1,202,050 at December 31, 2016, and $1,776,055 at December 31, 2015. The increase was mainly due to the Astoria Merger. We had purchase accounting fair value adjustments recorded for these balances in the amount of $289,656, $30,567 and $49,148 at December 31, 2017, 2016 and 2015, respectively.

The allowance for loan losses increased $14,285 in 2017 to $77,907 compared to $63,622 at December 31, 2016. The increase in the allowance for loan losses was mainly due to growth in the loan portfolio subject to the allowance for loan losses as a result of organic growth and recent acquisitions. The allowance for loan losses increased $13,477 in 2016 mainly due to organic loan growth as the loans acquired in the HVB Merger continued to be subject to a purchase accounting adjustment. The allowance for loan losses increased $7,771 in calendar 2015, mainly due to organic loan growth as the loans acquired in the HVB Merger were subject to purchase accounting adjustments.

Net charge-offs in 2017 were $11,715, or 0.10%, of average loans outstanding compared to net charge-offs of $6,523, or 0.08%, of average loans outstanding in 2016. Net charge-offs in 2015 were $7,929, or 0.13%, of average loans outstanding. The increase in 2017 was mainly due to the charge-offs detailed previously related to one taxi medallion loan relationship, one CRE loan to a for profit education client (the only such loan in our portfolio) and equipment finance loans mainly to printing industry clients. The decline in net charge-offs in 2016 compared to 2015 was mostly due to improved collateral values and performance in our CRE and equipment finance loan portfolios.

The allowance for loan losses at December 31, 2017 represented 41.61% of NPLs and 0.39% of the total loan portfolio compared to 80.68% of NPLs and 0.67% of the total loan portfolio at December 31, 2016 and 75.50% of NPLs and 0.64% of the total loan portfolio at December 31, 2015. The allowance for loan losses as a percentage of NPLs and to the total loan portfolio declined in 2017 as a result of the Astoria Merger as loans acquired in business combinations are recorded at fair value and are not included in our allowance calculations. In the first quarter of 2016, we placed one taxi medallion relationship on non-accrual, which was the main driver of the increase in NPLs for 2016; however, given the low level of net charge-offs and our recorded provision for loan losses, we increased our allowance for loan losses to NPL coverage ratio in 2016 compared to 2015. The percentages of the allowance for loan losses to NPLs and total loan portfolio were lower in 2015 compared to 2016 mainly due to the portfolio loans acquired in the HVB Merger. The allowance for loan losses at December 31, 2014 represented 90.8% of NPLs and 0.88% of the total loan portfolio compared to 79.7% of NPLs and 0.85% of the total loan portfolio at September 30, 2014. The increase in the ratios in the transition period was mainly due to the continued satisfactory performance of an ADC loan that was restored to accruing status during the period.

Provision for Loan Losses. We recorded $26,000 in loan loss provision for 2017 compared to $20,000 in 2016, and $15,700 in 2015 and $19,100 in fiscal 2014. Provision for loan loss expense in 2017, 2016 and 2015 mainly reflected the amount of provision required to offset net charge-offs, changes in the levels of criticized and classified loans that are subjected to our allowance, organic loan growth and loans acquired in the Astoria Merger and HVB Merger that were initially recorded at fair value, but have since been renewed or otherwise transitioned into our allowance for loan loss analysis.

Impaired Loans. A loan is impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loan values are based on one of three measures: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is less than its recorded investment, the Bank’s practice is to write-down the loan against the allowance for loan losses so the recorded investment matches the impaired value of the loan. Impaired loans generally include a portion of non-performing loans and accruing and performing TDR loans. At December 31, 2017, we had $60,862 of impaired loans compared to $55,391 at December 31, 2016, and $28,372 at December 31, 2015. The increase in impaired loans in 2017 was mainly due to one taxi medallion loan that was placed on non-accrual in 2017. The increase in 2016 was mainly due to taxi medallion loan that was placed on non-accrual in the first quarter of 2016.

Purchased Credit Impaired (“PCI”) Loans. A PCI loan is an acquired loan that has demonstrated evidence of deterioration in credit quality subsequent to origination. As of December 31, 2017, the balance of PCI loans was $226,612 and included PCI loans acquired in HVB Merger and Provident Merger of $7,992, which are accounted for under the cost-recovery method and were included in our non-accrual loan totals above. The remaining $218,620 of PCI loans, which were mainly acquired in the Astoria Merger, are accounted for under applicable guidance which results in an accretable yield that represents the amount of expected cash flows that exceeds the initial investment in the loan. At December 31, 2016, the balance of PCI loans was $88,908 and included PCI loans accounted for under the cost-recovery method of $12,241, which were included in our non-accrual loan totals above. The increase in PCI loans in 2017 was the result of the Astoria Merger. Excluding the impact of the Astoria Merger, PCI loans declined mainly due to repayments. See the tables of loans evaluated for impairment by segment and changes in accretable yield for PCI loans in Note 4. “Portfolio Loans” in the notes to consolidated financial statements for additional information.

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

	December 31,
	2017			2016			2015
	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans
Traditional C&I	$19,072	$1,979,448	9.9%	$12,864	$1,404,774	14.7%	$9,953	$1,189,154	15.1%
Asset-based lending	6,625	797,570	4.0	3,316	741,942	7.8	2,762	310,214	4.0
Payroll finance	1,565	268,609	1.3	951	255,549	2.7	1,936	221,831	2.8
Warehouse lending	3,705	723,335	3.6	1,563	616,946	6.5	589	387,808	4.9
Factored receivables	1,395	220,551	1.1	1,669	214,242	2.3	1,457	208,382	2.7
Equipment finance	4,862	679,541	3.4	5,039	589,315	6.2	4,925	631,303	8.0
Public sector finance	1,797	637,767	3.2	1,062	349,182	3.7	547	182,336	2.3
CRE	24,945	4,138,864	20.7	20,466	3,162,942	33.2	11,461	2,733,351	34.8
Multi-family	3,261	4,859,555	24.3	4,991	981,076	10.3	5,141	796,030	10.1
ADC	1,680	282,792	1.4	1,931	230,086	2.4	2,009	186,398	2.4
Residential mortgage	5,819	5,054,732	25.3	5,864	697,108	7.3	5,007	713,036	9.1
Consumer	3,181	366,219	1.8	3,906	284,068	3.0	4,358	299,517	3.8
Total	$77,907	$20,008,983	100.0%	$63,622	$9,527,230	100.0%	$50,145	$7,859,360	100.0%

	December 31, 2014			September 30, 2014
	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans
Traditional C&I	$6,966	$917,048	19.0%	$5,450	$851,192	17.9%
Asset-based lending	4,061	327,507	6.8	4,086	313,345	6.6
Payroll finance	1,506	154,229	3.2	1,379	145,474	3.1
Warehouse lending	608	173,786	3.6	630	192,003	4.0
Factored receivables	1,205	161,625	3.4	1,294	181,433	3.8
Equipment finance	2,569	411,449	8.5	2,621	393,027	8.3
CRE	7,721	1,458,277	30.3	8,444	1,449,052	30.4
Multi-family	4,511	384,544	8.0	4,267	368,524	7.7
ADC	2,987	96,995	2.0	2,120	92,149	1.9
Residential mortgage	5,843	529,766	11.0	5,837	570,431	12.0
Consumer	4,397	200,415	4.2	4,484	203,808	4.3
Total	$42,374	$4,815,641	100.0%	$40,612	$4,760,438	100.0%

For all periods presented, the aggregate allowance for loan losses increased compared to the earlier period. This is mainly the result of the significant increase in the volume of loans due to organic loan growth and the transition of loans acquired in mergers and acquisitions that are now part of our allowance for loan loss calculation.

The allowance for traditional C&I loans was $19,072, or 0.96% of traditional C&I loans at December 31, 2017, compared to $12,864, or 0.92%, at December 31, 2016, $9,953, or 0.84%, at December 31, 2015, $6,966, or 0.76%, at December 31, 2014, and $5,450, or 0.64%, at September 30, 2014. The increase in the allowance for traditional C&I loans in 2017 compared to 2016 was mainly due to growth of the portfolio. The increase in the allowance to 0.96% compared to 0.92% was mainly due to an increase in substandard rated traditional C&I loans that are not measured for impairment. The increase in the allowance for traditional C&I loans in 2016 compared to 2015 was mainly due to growth of the portfolio, higher concentration in relationships wtih a facilities credit over $10,000 and continued deteriorating performance in taxi medallion loans. The balance in the allowance for traditional C&I loans in 2015 was mainly due to initial deterioration of the taxi medallion portfolio, as one significant relationship was classified substandard in the second half of 2015. The increase in the period ended December 31, 2014, was due to loans that moved to criticized and classified status in the period.

The allowance for ABL loans was $6,625, or 0.83%, of ABL loans at December 31, 2017, compared to $3,316, or 0.45%, at December 31, 2016, $2,762, or 0.89%, at December 31, 2015 and $4,061, or 1.24%, at December 31, 2014, and $4,086, or 1.30%, at September 30, 2014. The allowance for ABL loans is based solely on qualitative factors as there were no charge-offs of ABL loans in the periods presented. The increase in the allowance for ABL loans in 2017 is due to growth of the portfolio, and an increase in the loss factor applied for a higher concentration of relationships with credit facilities over $10,000 compared to 2016. The increase in 2016 was due to the NSBC Acquisition, which doubled the size of the portfolio and resulted in greater allowance requirements as the NSBC loans become subject to the allowance for loan losses. The declines in the other periods presented is mainly due to improved historical charge-off experience.

The allowance for loan losses for payroll finance loans increased to $1,565, or 0.58% of payroll finance loans, at December 31, 2017, compared to $951, or 0.37% of payroll finance loans, at December 31, 2016. The increase in 2017 was mainly due to two loans that comprise the majority of the $15,542 balance of loans graded special mention at December 31, 2017. The allowance for loan losses for payroll finance loans as a percentage of payroll finance loans has declined in each remaining period presented above, which was mainly due to improved historical charge-off experience.

The allowance for loan losses for the warehouse lending portfolio is based solely on qualitative factors, as there have been no delinquencies or historical losses in this portfolio. The increase in the allowance for loan losses for warehouse lending as a percentage of warehouse lending loans in 2017 to 0.51% from 0.25% in 2016 was due to an adjustment related to the average credit facility size of warehouse lending relationships, as most relationships are over $10,000 and this portfolio includes several of our lager credit facilities.

The allowance for loan losses for factored receivables as a percentage of factored receivables was 0.63%, 0.78%, 0.70%, and 0.75% at December 31, 2017, 2016, 2015, and 2014, respectively. The decrease in 2017 reflected a decline in average historical losses and improving trends in loan classifications. The increase in 2016 was related to an increase in historical charge-off experience and higher delinquencies in the factored receivables portfolio.

The allowance for loan losses for equipment finance as a percentage of equipment finance loans was 0.72%, 0.86%, 0.78% and 0.62% at December 31, 2017, 2016, 2015, and 2014 , respectively. The decrease in 2017 was mainly due to improvement in the loan trends qualitative factor as a significant proportion of recent originations have been to companies with stronger credit profiles (based on facility risk ratings) than in the prior years. In 2016 and earlier, the loss factor had been increasing due to increases in delinquencies in this portfolio. In addition, the increase in 2016 was mainly due to a deterioration in loan trends as a result of certain loan relationships that were exposed to the oil and gas sector.

The allowance for loan losses for public sector finance is based solely on qualitative factors, as there have been no delinquencies or historical losses since its inception in 2015. Our loss factor of 0.28% at December 31, 2017 compared to 0.30% at both December 31, 2016 and 2015 mainly reflects the concentration exposure of these loans, as several relationships have a balance over $10,000.

The allowance for loan losses for CRE loans was $24,945, or 0.60% of CRE loans, at December 31, 2017, compared to $20,466, or 0.65% of CRE loans, at December 31, 2016, $11,461, or 0.42%, at December 31, 2015, $7,721, or 0.53%, at December 31, 2014, and $8,444, or 0.58%, at September 30, 2014. The increase in the allowance amount for CRE loans in 2017 was due to organic growth of the portfolio. The decline in the allowance percentage in 2017 was mainly due to the Astoria Merger, as a significant portion of this portfolio is subject to purchase accounting fair value adjustments and not included in our allowance calculation. The increase in 2016 was mainly due to an increase in the average term the loans have been outstanding.

The allowance for loan losses for multi-family loans was $3,261, or 0.07% of multi-family loans, at December 31, 2017, compared to $4,991, or 0.51%, at December 31, 2016, $5,141, or 0.65%, at December 31, 2015, $4,511, or 1.17%, at December 31, 2014, and $4,267, or 1.16%, at September 30, 2014. The decline in the balance of the allowance for loan losses for multi-family loans was mainly due to improvements in our historical loss factor, as there were no charge-offs in 2017, and there were nominal losses in earlier periods. The decline in the allowance for loan losses for multi-family loans as a percentage of multi-family loans at December 31, 2017 was due to the $3,770,583 of multi-family loans acquired in the Astoria Merger, which were recorded net of purchase accounting fair value adjustments. The majority of these loans are not included in our allowance for loan loss calculation due to the purchase accounting fair value adjustments. The decrease of $150 at December 31, 2016 was mainly due to lower historical charge-off experience. The decline in the allowance for loan losses for multi-family loans was due to the HVB Merger, as many of those loans continued to be subject to a purchase accounting adjustment.

The allowance for loan losses for ADC loans as a percentage of ADC loans was 0.59%, 0.84%, 1.08%, 3.08%, 2.30% at December 31, 2017, 2016, 2015, 2014 and September 30, 2014 respectively. The declining trend in the allowance for loan losses for ADC loans reflects the continued improvement in our historical loss experience as we have reduced or run-off the majority of our acquisition and development loans and the portfolio currently consists of more seasoned construction loans.

The allowance loan losses for residential loans and consumer loans reflects our historical loss experience and qualitative factors that consider overall delinquencies and trends and conditions in the portfolio. We acquired $4,597,979 of residential loans and $118,490 of consumer loans, net of fair value purchase accounting adjustments, in the Astoria Merger. We will review our historical loss experience and qualitative factors as these loans become subject to our allowance for loan loss calculation.

Investment Securities
Available for Sale Portfolio. The following table sets forth the composition of our available for sale securities portfolio at the dates indicated.

	December 31, 2017		December 31, 2016		December 31, 2015
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
Residential MBS:
Agency-backed	$2,171,044	$2,150,649	$1,213,733	$1,193,481	$1,222,912	$1,217,862
CMO/Other MBS	656,514	649,403	57,563	56,681	79,430	78,373
Total residential MBS	2,827,558	2,800,052	1,271,296	1,250,162	1,302,342	1,296,235
Other securities:
Mutual funds	—	—	—	—	8,781	8,790
Federal agencies	409,322	399,996	204,770	193,979	85,124	84,267
Corporate bonds	147,781	148,226	43,464	42,506	321,630	314,188
State and municipal	264,310	263,798	245,304	240,770	187,399	189,035
Trust preferred	—	—	—	—	27,928	28,517
Total other securities	821,413	812,020	493,538	477,255	630,862	624,797
Total available for sale securities	$3,648,971	$3,612,072	$1,764,834	$1,727,417	$1,933,204	$1,921,032

Held to Maturity Portfolio. The following table sets forth the composition of our held to maturity securities portfolio at the dates indicated.

	December 31, 2017		December 31, 2016		December 31, 2015
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
Residential MBS:
Agency-backed	$355,013	$353,487	$277,539	$275,267	$252,760	$253,403
CMO/Other MBS	33,496	32,762	40,594	40,096	49,842	49,310
Total residential MBS	388,509	386,249	318,133	315,363	302,602	302,713
Other securities:
Federal agencies	58,640	59,589	58,200	59,592	104,135	105,958
State and municipal	2,342,927	2,344,423	974,290	941,629	285,813	295,006
Corporate bonds	56,663	57,815	35,048	35,468	25,241	25,052
Other	15,750	15,833	5,750	5,945	5,000	5,350
Total other securities	2,473,980	2,477,660	1,073,288	1,042,634	420,189	431,366
Total held to maturity securities	$2,862,489	$2,863,909	$1,391,421	$1,357,997	$722,791	$734,079

Overview. The Board’s Enterprise Risk Committee oversees our investment program and evaluates our investment policy and objectives. Our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer/Treasurer and certain other senior officers have the authority to purchase and sell securities within specific guidelines established in the investment policy. In addition, a summary of all transactions is reviewed by the Board at least quarterly.

Our objective for the investment securities is to maintain high quality, liquid investment securities with a structure and duration profile designed to limit the impact of a rising interest rate environment on the fair value of the portfolio. The investment portfolio provides for flexibility in interest rate risk management and additional liquidity, in addition to contributing to our overall earnings. Investment securities are also utilized for pledging purposes as collateral for borrowings from FHLB, municipal deposits, and other borrowings. We regularly evaluate the portfolio within the context of our balance sheet optimization strategy of maintaining a prudent liquidity position, while producing growth in earnings and attractive returns on equity and assets. We evaluate the portfolio’s size, risk and duration on a daily basis. At December 31, 2017, investment securities represented 21.3% of total assets compared to 22.0% at December 31, 2016 and 22.1% at December 31, 2015. Our long-term target is to manage our investment portfolio within a range of 18.0% to 20.0% of total assets.

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

Investment Portfolio Activity. At December 31, 2017, the carrying value of investment securities was $6,474,561, an increase of $3,355,723, or 107.6%, compared to December 31, 2016. During 2017, we purchased $1,585,174 of securities available for sale and $1,556,670 of securities held-to-maturity. We purchased mainly MBS and high investment grade tax exempt securities issued by New York State, New York City, other municipal entities in New York and other states, as we repositioned our securities portfolio in anticipation of the Astoria Merger, which was mainly due to regular purchases of securities as a result of balance sheet growth. We sold $2,516,308 of securities that were classified available for sale after the closing of the Astoria Merger, which represented a significant portion of the investment securities acquired in the Astoria Merger.

Investment securities increased $475,015, or 18.0%, at December 31, 2016 compared to $2,643,823 at December 31, 2015. Tax exempt securities represent $2,606,725, or 40.3%, of our investment portfolio at December 31, 2017, compared to $1,215,060, or 39.0% at December 31, 2016 and $474,848, or 18.0%, at December 31, 2015. We believe that, given current market conditions and interest rate environment, tax exempt securities provide better risk adjusted returns relative to other securities. Therefore, management’s investment strategy included purchasing a diversified portfolio of state and local municipal securities in 2016 and maintained this relative percentage level for 2017.

Portfolio Maturities and Yields. The following table summarizes the composition, maturities and weighted average yield of our investment securities portfolio at December 31, 2017. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax equivalent basis.

	1 Year or Less		1-5 years		5-10 years		10 years or more		Total
	Amortized cost	Yield	Amortized cost	Yield	Amortized cost	Yield	Amortized cost	Yield	Amortized cost	Fair Value	Yield
Available for sale:
Residential MBS:
Agency-backed	$2	2.19%	$12,454	2.30%	$123,026	2.51%	$2,035,562	2.70%	$2,171,044	$2,150,649	2.69%
CMO/Other MBS	70	2.66	3,012	1.95	2,921	2.02	650,511	2.87	656,514	649,403	2.86
Total residential MBS	72	2.65	15,466	2.23	125,947	2.49	2,686,073	2.74	2,827,558	2,800,052	2.73
Federal agencies	2	1.96	50,474	1.71	284,558	2.42	74,288	2.63	409,322	399,996	2.37
Corporate bonds	—	—	18,019	3.69	129,762	3.74	—	—	147,781	148,226	3.73
State and municipal	11,992	2.73	77,978	2.17	112,648	1.93	61,692	2.07	264,310	263,798	2.04
Total	$12,066	2.10%	$161,937	2.20%	$652,915	2.61%	$2,822,053	2.72%	$3,648,971	$3,612,072	2.68%

Held to maturity:
Residential MBS:
Agency-backed	$—	—%	$32,282	2.59%	$36,597	2.54%	$286,134	2.85%	$355,013	$353,488	2.80%
CMO/Other MBS	—	—	—	—	—	—	33,496	1.96	33,496	32,762	1.96
Total residential MBS	—	—	32,282	2.59	36,597	2.54	319,630	2.76	388,509	386,250	2.72
Federal agencies	—	—	58,640	2.58	—	—	—	—	58,640	59,589	2.58
Corporate bonds	—	—	—	—	50,248	4.84	6,415	5.43	56,663	57,815	4.91
State and municipal	88,155	1.37	15,475	1.90	332,150	2.45	1,907,147	2.43	2,342,927	2,344,422	2.39
Other	1,000	2.24	9,500	3.06	5,250	3.82	—		15,750	15,833	3.26
Total	$89,155	1.38%	$115,897	2.53%	$424,245	2.76%	$2,233,192	2.49%	$2,862,489	$2,863,909	2.49%

MBS. MBS are created by pooling mortgages and issuing a security collateralized by the pool of mortgages with an interest rate that is less than the interest rate on the underlying mortgages. MBS typically represent a participation interest in a pool of single-family or multi-family mortgages, although most of our MBS are collateralized by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as us, and guarantee the payment of principal and interest to these investors. Investments in MBS involve a risk in addition to the guarantee of repayment of principal outstanding that actual prepayments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield and duration of such securities. We review prepayment estimates for our MBS at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates, and to determine the yield and estimated maturity of the MBS portfolio. Periodic reviews of current prepayment speeds are performed in order to ascertain whether prepayment estimates require modification that would cause amortization or accretion adjustments.

A portion of our MBS portfolio is invested in collateralized mortgage obligations (“CMOs”), including Real Estate Mortgage Investment Conduits (“REMICs”), backed by Fannie Mae, Freddie Mac and Ginnie Mae. CMOs and REMICs are types of debt securities issued by special-purpose entities that aggregate pools of mortgages and MBS and create different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through MBS are distributed pro rata to all security holders. Our practice is to limit fixed-rate CMO investments primarily to the early-to-intermediate tranches, which have the greatest cash flow stability. Floating rate CMOs are purchased with an emphasis on the relative trade-offs between lifetime rate caps, prepayment risk, and interest rates.

Government and Agency Securities. While these securities generally provide lower yields than other investments, such as MBS, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes and as collateral for borrowings and municipal deposits.

Corporate Bonds. Corporate bonds have a higher risk of default due to potential for adverse changes in the creditworthiness of the issuer. In recognition of this risk, our policy limits investments in corporate bonds to securities with maturities of ten years or less and rated “Baa3/BBB-” or better by at least one nationally recognized rating agency at time of purchase, and to a transaction size of no more than $25,000 per issuer. When transactions are not rated by a nationally recognized rating agency, we submit the details of potential investments in such instruments to our credit department to determine if the securities are appropriate from a credit risk perspective for our investment securities portfolio. Our total corporate bond portfolio limit is the lesser of 5% of total assets or 25% of Tier 1 capital. Given current market conditions, we have increased our corporate bond portfolio in 2017 based on the risk-adjusted return profile of the securities we purchased.

State and Municipal Bonds. Our investment policy limits municipal bonds to securities with maturities of less than 20 years and rated as investment grade by at least one nationally recognized rating agency at the time of purchase. However, we also purchase securities that are issued by local government entities within our service area. Such local entity obligations generally are not rated, and are subject to internal credit reviews. In addition, the policy generally imposes a transaction limit of $25,000 per municipal issuer and a total municipal bond portfolio limit to the lesser of 15% of assets or 150% of Tier 1 capital. At December 31, 2017, other than approximately $1,900 of unrated local municipal obligations, we did not hold any obligations that were rated less than “A-” as available for sale.

Trust Preferred Securities. Prior to 2017, we owned securities of single-issuer bank trust preferred securities, all of which were paying in accordance with their terms and had no deferrals of interest or other deferrals. Management analyzed the credit risk and the probability of impairment on the contractual cash flows of applicable securities. Based upon our analysis, all of the issuers maintained performance levels adequate to support the contractual cash flows of the securities. During 2016, we sold our remaining trust preferred securities due to the same risks applicable to the sale of our corporate bonds, as discussed above as we realigned our risk profile.

Deposits
The following table sets forth the distribution of average deposit accounts by account category and the average rates paid at the dates indicated.

	For the year ended December 31,
	2017		2016		2015
	Average balance	Rate	Average balance	Rate	Average balance	Rate
Non-interest bearing demand	$3,363,636	—%	$3,120,973	—%	$2,332,814	—%
Interest bearing demand	2,525,863	0.53	1,962,813	0.32	1,128,667	0.19
Savings	1,332,054	0.32	812,339	0.56	871,339	0.27
Money market	4,663,180	0.60	3,124,117	0.54	2,286,376	0.43
Certificates of deposit	1,049,102	0.99	620,724	0.88	520,139	0.61
Total interest bearing deposits	9,570,199	0.59	6,519,993	0.51	4,806,521	0.36
Total deposits	$12,933,835	0.43%	$9,640,966	0.34%	$7,139,335	0.19%

Average deposits for 2017 were $12,933,835 and increased $3,292,869 compared to 2016. The increase was due to the Astoria Merger and organic growth generated by our commercial banking teams. The increase of $2,501,631 in average deposits in 2016 relative to average deposits for 2015, was due to organic growth and the HVB Merger. The average cost of interest bearing deposits was 0.59% for 2017, 0.51% for 2016, 0.36% for 2015. The average cost of total deposits was 0.43% for 2017, 0.34% for 2016, and 0.24% for 2015. In 2016, 2015 and for the first nine months of 2017, the majority of our deposits were commercial deposits, which usually have higher interest rates paid and are more sensitive to changes in interest rates. Due to the Astoria Merger, we now have a more balanced deposit portfolio between commercial and retail deposits. We are targeting to maintain our deposits more evenly matched between retail and commercial in 2018.

Distribution of Deposit Accounts by Type. The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	December 31, 2017		December 31, 2016		December 31, 2015
	Amount	%	Amount	%	Amount	%
Non-interest bearing demand	$4,080,742	19.9%	$3,239,332	32.2%	$2,936,980	34.1%
Interest bearing demand	3,882,064	18.9	2,220,456	22.1	1,274,417	14.9
Savings	2,758,642	13.4	747,031	7.4	943,632	11.0
Money market	7,377,118	35.9	3,277,686	32.6	2,819,788	32.9
Subtotal	18,098,566	88.1	9,484,505	94.3	7,974,817	92.9
Certificates of deposit	2,439,638	11.9	583,754	5.8	605,190	7.1
Total deposits	$20,538,204	100.0%	$10,068,259	100.0%	$8,580,007	100.0%

The following table presents the proportion by business type of each component of total deposits for the periods presented:

	December 31,
	2017	2016	2015
Retail and commercial deposits - excluding certificates of deposit	75.7%	76.1%	76.1%
Municipal deposits	7.7	12.8	13.3
Retail and commercial certificates of deposit	11.0	3.4	3.3
Wholesale deposits	5.6	7.7	7.3
	100.0%	100.0%	100.0%

As of December 31, 2017, December 31, 2016, and December 31, 2015, we had $1,585,076, $1,270,921 and $1,140,206 respectively, in municipal deposits. Municipal deposits experience seasonal flows associated with school district tax collections and typically peak in September or October each year and gradually return to more normalized levels over the fourth quarter. Municipal deposits declined in 2017 as a percentage of total deposits mainly due to the Astoria Merger. Wholesale deposits consist of brokered deposits, except for reciprocal certificate of deposit account registry service (“CDARs”). Wholesale deposits were $1,149,950, $752,631, and $629,167 at December 31, 2017, December 31, 2016, and December 31, 2015, respectively. The increased balance of wholesale deposits was used to fund growth in loans and investment securities and to replace higher cost wholesale borrowings. In 2017 and 2016, we increased the number of sources that we utilize to attract wholesale deposits to diversify our funding providers. Retail and commercial certificates of deposit were $2,259,623, $332,317 and $280,910 at December 31, 2017, December 31, 2016, and December 31, 2015, respectively. The increase in 2017 was mainly due to the Astoria Merger.

Certificates of Deposit by Interest Rate Range. The following table sets forth information concerning certificates of deposit by interest rate range at the dates indicated.

	At December 31, 2017 - Period to maturity						December 31,
	1 year or less	1-2 years	2-3 years	3 years or more	Total	% of total	2016	2015
Interest rate range:
1.00% and below	$734,029	525,846	362,233	280,954	$1,903,062	78.0%	$208,810	$483,711
1.01% to 2.00%	536,424	—	—	—	536,424	22.0	$374,944	121,196
2.01% to 3.00%	133	—	—	—	133	—	—	283
3.01% to 4.00%	—	—	—	—	—	—	—	—
4.01% to 5.00%	19	—	—	—	19	—	—	—
Total	$1,270,605	$525,846	$362,233	$280,954	$2,439,638	100.0%	$583,754	$605,190

Certificates of Deposit by Time to Maturity. The following table sets forth certificates of deposit by time remaining until maturity as of December 31, 2017.

	Period to maturity
	3 months or less	3-6 months	6-12 months	Over 12 months	Total	Rate
Certificates of deposit less than $100,000	$174,884	$150,709	$258,679	$694,529	$1,278,801	1.04%
Certificates of deposit $100,000 or more	166,985	142,560	376,788	474,504	1,160,837	0.89
	$341,869	$293,269	$635,467	$1,169,033	$2,439,638	0.97%

Brokered Deposits. We utilize brokered deposits on a limited basis and maintain limits for the use of wholesale deposits and other short-term funding in general to be less than 10% of total assets. Most of the CDARs1 brokered deposit funding has a maturity that coincides with the anticipated inflows of deposits in our municipal banking business.

Listed below are our brokered deposits:

	December 31,
	2017	2016	2015
Interest bearing demand	$23,820	$426,437	$—
Money market	773,804	5,560	152,180
Savings	—	246,572	—
Reciprocal CDARs [1]	102,259	153,060	169,958
CDARs one way	204,331	—	106,647
Total brokered deposits	$1,104,214	$831,629	$428,785

[1]
Reciprocal CDARs represent deposits in which our core deposit clients have elected to diversify their deposits among us and other financial institutions for purposes of obtaining FDIC insurance coverage on their total deposit amount. However, we maintain full control over the client relationship and deposit pricing. We consider reciprocal CDARs core deposits.

Short-term Borrowings. Our primary source of short-term borrowings (which include borrowings with a maturity less than one year) are advances from the FHLB. Short-term borrowings also include federal funds purchased and repurchase agreements.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates indicated.

	December 31,
	2017	2016	2015
Balance at end of period	$2,989,093	$1,397,642	$999,222
Average balance during period	2,239,321	995,693	572,009
Maximum amount outstanding at any month end	2,989,093	1,397,642	999,222
Weighted average interest rate at end of period	1.69%	0.87%	0.69%
Weighted average interest rate during period	1.43	0.73	0.47

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

For our non-real estate commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. At December 31, 2017, these commitments totaled $981,040. For our real estate businesses, loan commitments are generally for residential, multi-family and commercial construction projects, which totaled $372,686 at December 31, 2017. Loan commitments for our retail customers are generally home equity lines of credit secured by residential property and totaled $137,449 at December 31, 2017. In addition, loan commitments for overdrafts were $32,543. Letters of credit issued by us generally are standby letters of credit. Standby letters of credit are commitments issued by us on behalf of our customer/obligor in favor of a beneficiary that specify an amount we can be called upon to pay upon the beneficiary’s compliance with the terms of the letter of credit. These commitments are primarily issued in favor of local municipalities to support the obligor’s completion of real estate development projects. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Standby letters of credit are conditional commitments to support performance, typically of a contract or the financial integrity of a customer to a third-party, and represent an independent undertaking by us to the third-party. Letters of credit as of December 31, 2017 totaled $166,824.

See Note 17. “Off-Balance-Sheet Financial Instruments” in the notes to consolidated financial statements for additional information regarding lending commitments.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2017. Payments for borrowings do not include interest. Payments for operating leases are based on payments specified in the underlying contracts. Loan commitments, including letters of credit and undrawn lines of credit, are presented at contractual amounts; however, since many of these commitments have historically expired unused or partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments due by period
	1 year or less	1-3 years	3-5 years	5 years or more	Total
Contractual obligations:
FHLB borrowings	$2,882,127	$1,376,959	$251,037	$—	$4,510,123
Other borrowings	30,162	—	—	—	30,162
5.50% Senior Notes	76,805	—	—	—	76,805
3.50% Senior Notes	—	201,404	—	—	201,404
Subordinated Notes	—	—	—	172,716	172,716
Time deposits	1,270,605	888,079	280,954	—	2,439,638
Operating leases	20,691	36,533	26,062	31,682	114,968
	4,280,390	2,502,975	558,053	204,398	7,545,816
Other commitments:
Letters of credit	138,464	28,360	—	—	166,824
Undrawn lines of credit	1,065,956	375,161	93,425	171,249	1,705,791
Total	$5,484,810	$2,906,496	$651,478	$375,647	$9,418,431

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

Liquidity and Capital Resources

Capital. At December 31, 2017, stockholders’ equity totaled $4,240,178 compared to $1,855,183 at December 31, 2016. The factors that contributed to the change in stockholders’ equity for the periods is presented in the following table:

	For the year ended December 31,
	2017	2016
Beginning of period	$1,855,183	$1,665,073
Net income	93,031	139,972
Stock-based compensation	8,625	10,105
Common stock issuance	—	90,995
Common stock issued in Astoria Merger	2,189,687	—
Preferred stock issued in Astoria Merger	139,412	—
Other comprehensive gain (loss)	469	(14,511)
Dividends on common stock	(44,035)	(36,451)
Dividends on preferred stock	(2,194)	—
Balance at end of period	$4,240,178	$1,855,183

The increase in stockholders’ equity for 2017 was mainly due to the issuance of 88,829,776 common shares with a fair value of $2,189,687 in the Astoria Merger, based on the September 29, 2017 closing price of $24.65, the issuance of 135,000 preferred shares with a fair value of $139,412 in the Astoria Merger and net income of $93,031. The increase was also a result of stock-based compensation and other comprehensive gain. These increases were partially offset by dividends on common stock of $44,035 and dividends on preferred stock of $2,194.

The increase in stockholders’ equity for 2016 was mainly due to net income of $139,972 and the November 22, 2016 common equity issuance in which we issued 4,370,000 common shares and received proceeds, net of costs of issuance of $90,995. The increase was also a result of stock based compensation. These increases, were partially offset by dividends on common stock of $36,451 and other comprehensive loss of $14,511.

The accumulated other comprehensive loss (“AOCI”) component of stockholders’ equity totaled a net, after-tax unrealized loss of $26,166 at December 31, 2017 compared to a net, after-tax unrealized loss of $26,635 at December 31, 2016. The $469 increase in 2017 was the result of a $313 increase in the net after-tax value of available for sale securities due to changes in market interest rates and an increase in AOCI of $586 related to accretion of the unrealized holding loss on securities transferred to held to maturity in connection with a prior merger, offset by an unrealized loss of $430 related to retirement plan obligations. The $14,511 decline in 2016 was the result of a $8,296 decrease in the net after-tax value of available for sale securities due to changes in market interest rates and was substantially offset by increases in AOCI of $812 related to accretion of the unrealized holding loss on securities transferred to held to maturity in connection with a prior merger and $5,611 related to accretion of the unrealized holding loss on retirement plan obligations, which was mainly due to a prior pension plan termination.

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

At December 31, 2017, we held 5,090,231 shares in treasury compared to 5,785,579 at December 31, 2016. We generally use treasury shares for stock-based compensation purposes.

Stock Repurchase Plans. Our Board has authorized the repurchase of our common stock. At December 31, 2017, there were 776,713 shares available for repurchase. No shares were repurchased under this plan during 2017, 2016 or 2015. See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters, Issuer Purchases of Equity Securities”, included elsewhere in this Report.

Dividends. We paid a quarterly dividend of $0.07 per common share in each quarter of 2017, 2016 and 2015. We also assumed a dividend of $16.25 per preferred share in the Astoria Merger, which was paid in January 2018.

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

Our ability to access liabilities in a timely fashion is provided by access to funding sources which include core deposits, federal funds purchased and repurchase agreements. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic activity, volatility in the financial markets, unexpected credit events or other significant occurrences. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of December 31, 2017, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

At December 31, 2017, the Bank had $479,905 in cash on hand and unused borrowing capacity at the FHLB of $5,950,818. In addition, the Bank may purchase additional federal funds from other institutions, enter into additional repurchase agreements, and acquire deposits from wholesale and other sources.

We are a bank holding company and do not conduct operations. Our primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. The Bank has developed internal capital management policies and procedures; and under these policies and procedures, which are more restrictive than the requirements necessary to maintain a well-capitalized regulatory designation, the Bank could pay dividends to us of approximately $190,117 at December 31, 2017. We had cash of $88,174, and $35,000 available under a revolving line of credit facility at December 31, 2017.

In September 2017, we renewed our $35,000 revolving line of credit facility with a third-party financial institution that matures on September 4, 2018. The use of proceeds are for general corporate purposes. The facility has not been used and requires us and the Bank to maintain certain ratios related to capital, nonperforming assets to capital, reserves to nonperforming loans and debt service coverage. We and the Bank were in compliance with all requirements of the line of credit facility at December 31, 2017.

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

Estimated Changes in EVE and NII. The table below sets forth, as of December 31, 2017, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves, and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
+300	$4,158,912	$(491,344)	(10.6)%	$975,239	$16,669	1.7%
+200	4,378,316	(271,940)	(5.8)	975,447	16,877	1.8
+100	4,543,017	(107,239)	(2.3)	969,912	11,342	1.2
0	4,650,256	—	—	958,570	—	—
-100	4,656,117	5,861	0.1	939,235	(19,335)	(2.0)

The table above indicates that at December 31, 2017, in the event of an immediate 200 basis point increase in interest rates, we would expect to experience a 5.8% decrease in EVE and a 1.8% increase in NII. Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on EVE and NII beyond -100 basis points.

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

During the fourth quarter of 2017, the federal funds target rate increased a quarter point to 1.25 - 1.50%. U.S. Treasury yields in the two year maturities increased 69 basis points from 1.20% to 1.89% over the 12-months ended December 31, 2017 while the yield on U.S. Treasury 10-year notes decreased five basis points from 2.45% to 2.40% over the same twelve month period. The decrease in rates on longer-term maturities coupled with the increase in rates to short-term maturities resulted in a flatter 2-10 year treasury yield curve at the end of 2017 relative to December 31, 2016. At its December 2017 meeting, the Federal Open Market Committee (the “FOMC”) reiterated its stance that monetary policy remains accommodative. The FOMC further stated that it expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate and the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data. However, should economic conditions improve at a faster pace than anticipated, the FOMC could increase the federal funds target rate quicker. This could cause the shorter end of the yield curve to rise disproportionately relative to the longer end, thereby resulting in a flatter yield curve and greater margin compression.

ITEM 8.	Financial Statements and Supplementary Data
The following are included in this item:

Report of Independent Registered Public Accounting Firm

(A)	Consolidated Balance Sheets as of December 31, 2017 and 2016

(B)	Consolidated Income Statements for the years ended December 31, 2017, 2016, and 2015

(C)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

(D)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015

(E)	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

(F)	Notes to Consolidated Financial Statements
The supplementary data required by this item (selected quarterly financial data) is provided in Note 22. “Quarterly Results of Operations (Unaudited)” in the notes to consolidated financial statements.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Sterling Bancorp and Subsidiaries
Montebello, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sterling Bancorp and Subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on “criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of Astoria Financial Corporation acquired during 2017, which is described in Note 2 of the financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Crowe Horwath LLP

We have served as the Company's auditor since 2007.

New York, New York
February 28, 2018

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2017 and 2016
(Dollars in thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS:
Cash and due from banks	$479,906	$293,646
Securities:
Available for sale, at fair value	3,612,072	1,727,417
Held to maturity, at amortized cost (fair value of $2,863,909, and $1,357,997 at December 31, 2017 and 2016, respectively)	2,862,489	1,391,421
Total securities	6,474,561	3,118,838
Loans held for sale	5,246	41,889
Portfolio loans	20,008,983	9,527,230
Allowance for loan losses	(77,907)	(63,622)
Portfolio loans, net	19,931,076	9,463,608
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock, at cost	284,112	135,098
Accrued interest receivable	94,098	43,319
Premises and equipment, net	321,722	57,318
Goodwill	1,579,891	696,600
Core deposit and other intangible assets	153,191	66,353
Bank owned life insurance	651,638	199,889
Other real estate owned	27,095	13,619
Other assets	357,005	48,270
Total assets	$30,359,541	$14,178,447
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$20,538,204	$10,068,259
FHLB borrowings	4,510,123	1,791,000
Other borrowings (repurchase agreements)	30,162	16,642
Senior notes	278,209	76,469
Subordinated notes	172,716	172,501
Mortgage escrow funds	122,641	13,572
Other liabilities	467,308	184,821
Total liabilities	26,119,363	12,323,264
Commitments and Contingent liabilities (See Note 18.)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; 135,000 shares issued and outstanding at December 31, 2017)	139,220	—
Common stock (par value $0.01 per share; 310,000,000 and 190,000,000 shares authorized at 2017 and 2016, respectively; 229,872,925 and 141,043,149 shares issued at 2017 and 2016, respectively; 224,782,694 and 135,257,570, outstanding at 2017 and 2016, respectively)	2,299	1,411
Additional paid-in capital	3,780,908	1,597,287
Treasury stock, at cost (5,090,231 shares and 5,785,579 shares at December 31, 2017 and 2016, respectively)	(58,039)	(66,188)
Retained earnings	401,956	349,308
Accumulated other comprehensive loss, net of tax (benefit) of ($17,083) at December 31, 2017 and ($17,390) at December 31, 2016	(26,166)	(26,635)
Total stockholders’ equity	4,240,178	1,855,183
Total liabilities and stockholders’ equity	$30,359,541	$14,178,447
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Income Statements
For the years ended December 31, 2017 and 2016, and 2015
(Dollars in thousands, except share and per share data)

	December 31,
	2017	2016	2015
Interest and dividend income:
Loans, including fees	$570,761	$390,847	$292,496
Taxable securities	65,278	42,540	39,369
Non-taxable securities	37,245	23,669	12,076
Other earning assets	9,165	4,495	4,200
Total interest and dividend income	682,449	461,551	348,141
Interest expense:
Deposits	56,110	33,189	17,478
Borrowings	50,196	24,093	19,447
Total interest expense	106,306	57,282	36,925
Net interest income	576,143	404,269	311,216
Provision for loan losses	26,000	20,000	15,700
Net interest income after provision for loan losses	550,143	384,269	295,516
Non-interest income:
Accounts receivable management / factoring commissions and other related fees	17,803	17,695	17,088
Deposit fees and service charges	17,128	15,166	15,871
Loan commissions and fees	11,637	9,524	4,869
Bank owned life insurance	7,816	5,832	5,235
Investment management fees	2,928	3,710	2,397
Mortgage banking income	524	6,173	11,405
Net (loss) gain on sale of securities	(344)	7,522	4,837
Other	6,710	5,365	1,049
Total non-interest income	64,202	70,987	62,751
Non-interest expense:
Compensation and employee benefits	149,948	125,916	104,939
Stock-based compensation plans	8,111	6,518	4,581
Occupancy and office operations	43,649	34,486	32,915
Amortization of intangible assets	13,008	12,416	10,043
FDIC insurance and regulatory assessments	11,969	8,240	7,380
Other real estate owned, net	3,423	2,051	274
Merger-related expense	39,232	265	17,079
Charge of asset write-downs, systems integration, severance and retention	105,110	4,485	29,046
Defined benefit plan termination charge	—	—	13,384
Loss on extinguishment of borrowings	—	9,729	—
Other	58,925	43,796	40,677
Total non-interest expense	433,375	247,902	260,318
Income before income taxes	180,970	207,354	97,949
Income tax expense	87,939	67,382	31,835
Net income	93,031	139,972	66,114
Preferred stock dividend	2,002	—	—
Net income available to common stockholders	$91,029	$139,972	$66,114
Weighted average common shares:
Basic	157,513,639	130,607,994	109,907,645
Diluted	158,124,270	131,234,462	110,329,353
Earnings per common share:
Basic	$0.58	$1.07	$0.60
Diluted	0.58	1.07	0.60
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2017 and 2016, and 2015
(Dollars in thousands)

	December 31,
	2017	2016	2015
Net income	$93,031	$139,972	$66,114
Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available for sale	173	(17,723)	(9,591)
Change in net unrealized gain on securities transferred to held to maturity	969	1,473	1,412
Reclassification adjustment for net realized losses (gains) included in net income	344	(7,522)	(4,837)
Change in funded status of defined benefit plans and acceleration of future amortization of accumulated other comprehensive (gain) loss on defined benefit pension plan	(711)	390	9,758
Total other comprehensive income (loss) items	775	(23,382)	(3,258)
Related income tax (expense) benefit	(306)	8,871	1,385
Other comprehensive income (loss)	469	(14,511)	(1,873)
Total comprehensive income	$93,500	$125,461	$64,241
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2017 and 2016, and 2015
(Dollars in thousands, except share and per share data)

	Number of common shares	Preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity
Balance at December 31, 2014	83,927,572	$—	$912	$858,489	$(82,908)	$208,958	$(10,251)	$975,200
Net income	—	—	—	—	—	66,114	—	66,114
Other comprehensive loss	—	—	—	—	—	—	(1,873)	(1,873)
Common stock issued in HVB Merger transaction	38,525,154	—	386	563,227	—	—	—	563,613
Stock option & other stock transactions, net	322,132	—	—	940	3,502	720	—	5,162
Restricted stock awards, net	332,068	—	—	(1,034)	3,216	—	—	2,182
Common equity issued, net of cost of issuance	6,900,000	—	69	84,990	—	—	—	85,059
Cash dividends declared ($0.28 per common share)	—	—	—	—	—	(30,384)	—	(30,384)
Balance at December 31, 2015	130,006,926	—	1,367	1,506,612	(76,190)	245,408	(12,124)	1,665,073
Net income	—	—	—	—	—	139,972	—	139,972
Other comprehensive loss	—	—	—	—	—	—	(14,511)	(14,511)
Stock option & other stock transactions, net	499,659	—	—	486	5,894	(1,198)	—	5,182
Restricted stock awards, net	380,985	—	—	(762)	4,108	1,577	—	4,923
Common equity issued, net of costs of issuance	4,370,000	—	44	90,951	—	—	—	90,995
Cash dividends declared ($0.28 per common share)	—	—	—	—	—	(36,451)	—	(36,451)
Balance at December 31, 2016	135,257,570	—	1,411	1,597,287	(66,188)	349,308	(26,635)	1,855,183
Net income	—	—	—	—	—	93,031	—	93,031
Other comprehensive income	—	—	—	—	—	—	469	469
Common stock issued in Astoria Merger transaction	88,829,776	—	888	2,188,799	—	—	—	2,189,687
Preferred stock issued in Astoria Merger transaction, 135,000 shares	—	139,412	—	—	—	—	—	139,412
Stock option & other stock transactions, net	244,252	—	—	149	3,328	(750)	—	2,727
Restricted stock awards, net	451,096	—	—	(5,327)	4,821	6,404	—	5,898
Cash dividends declared ($0.28 per common share)	—	—	—	—	—	(44,035)	—	(44,035)
Cash dividends paid ($16.25 per preferred share)	—	(192)	—	—	—	(2,002)		(2,194)
Balance at December 31, 2017	224,782,694	$139,220	$2,299	$3,780,908	$(58,039)	$401,956	$(26,166)	$4,240,178
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2017 and 2016, and 2015
(Dollars in thousands)

	December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$93,031	$139,972	$66,114
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses	26,000	20,000	15,700
Charge of asset write-downs, systems integration, severance and retention	105,110	4,485	40,350
Charge for termination of defined benefit pension plans	—	—	13,384
Loss on extinguishment of debt	—	9,729	—
Loss (gain) and write-downs on other real estate owned	1,715	294	(1,066)
Loss on sale of premises and equipment	—	—	116
Depreciation and amortization of premises and equipment	11,670	8,375	7,476
Amortization of intangibles	13,008	12,416	10,043
Net gains on loans held for sale	(954)	(7,591)	(11,405)
Net losses (gains) on sales of securities	344	(7,522)	(4,837)
Net (gain) on sale of trust division	—	(2,255)	—
Net (accretion) on loans	(44,242)	(18,093)	(10,555)
Net amortization of premiums on securities	24,061	16,024	5,916
Amortization of premium on certificates of deposit	(1,722)	—	—
Net accretion of discount, (amortization of premium) on borrowings	144	1,053	(81)
Restricted stock expense	7,961	6,114	3,671
Stock option compensation expense	149	404	909
Originations of loans held for sale	(6,224)	(447,950)	(599,853)
Proceeds from sales of loans held for sale	44,318	447,762	623,747
Increase in cash surrender value of BOLI	(7,816)	(5,832)	(5,235)
Deferred income tax expense (benefit)	81,383	(890)	339
Other adjustments (principally net changes in other assets and other liabilities)	(105,331)	22,404	(62,977)
Net cash provided by operating activities	242,605	198,899	91,756
Cash flows from investing activities:
Purchases of securities:
Available for sale	(1,585,174)	(976,383)	(1,113,952)
Held to maturity	(1,556,670)	(751,206)	(193,282)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	276,872	286,371	135,978
Held to maturity	70,847	73,925	45,340
Proceeds from sales of securities available for sale	2,516,308	858,531	893,610
Loan originations, net	(1,054,704)	(1,298,341)	(1,266,519)
Portfolio loans purchased	(226,831)	(163,320)	—
Proceeds from sale of loans held for investment	33,740	121,028	44,020
Proceeds from sales of other real estate owned	8,881	6,205	3,566
Purchase of FHLB and FRB stock, net	(149,014)	(18,340)	(35,491)
Purchase of low income housing tax credit	(14,284)	—	—
Redemption of and benefits received on bank owned life insurance	3,585	2,231	3,700
Purchases of premises and equipment	(8,259)	(4,155)	(8,047)
Cash received from (paid for) acquisitions	275,409	(346,690)	854,318
Net cash (used in) investing activities	(1,409,294)	(2,210,144)	(636,759)
Cash flows from financing activities:

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2017 and 2016, and 2015
(Dollars in thousands)

	December 31,
	2017	2016	2015
Cash flows from operating activities:
Net increase in transaction, savings and money market deposits	1,309,621	1,509,054	186,431
Net increase (decrease) in time deposits	117,985	(20,802)	20,505
Net (decrease) increase in short-term FHLB borrowings	(189,000)	331,000	127,000
Advances of term FHLB borrowings	3,978,415	1,050,000	605,000
Repayments of term FHLB borrowings	(2,659,464)	(999,896)	(325,243)
Net increase (decrease) in other borrowings	13,520	76	(18,646)
Repayment of Senior Notes	—	(23,793)	—
Repayment of debt assumed in acquisition	(1,143,279)	—	(4,485)
Issuance of Bank Subordinated Notes	—	171,813	—
Net (decrease) increase in mortgage escrow funds	(31,198)	(206)	4,995
Proceeds from stock option exercises	2,578	3,588	2,764
Proceeds from issuance of common equity	—	90,995	85,059
Cash dividends paid - common stock	(44,035)	(36,451)	(30,384)
Cash dividends paid - preferred stock	(2,194)	—	—
Net cash provided by financing activities	1,352,949	2,075,378	652,996
Net increase in cash and cash equivalents	186,260	64,133	107,993
Cash and cash equivalents at beginning of period	293,646	229,513	121,520
Cash and cash equivalents at end of period	$479,906	$293,646	$229,513
Supplemental cash flow information:
Interest payments	$114,391	$57,971	$37,198
Income tax payments	69,675	64,904	39,315
Real estate acquired in settlement of loans	7,967	4,780	11,025
Securities purchased pending settlement	—	24,720
Loans transfered from held for investment to held for sale	33,740	121,028	44,020
Acquisitions:
Non-cash assets acquired:
Securities available for sale	$243,017	$—	$710,230
Securities held to maturity	2,858,776	—	3,611
Loans held for sale	497	—	—
Total loans, net	9,209,398	320,447	1,814,826
FRB stock	—	—	5,830
Accrued interest receivable	34,094	1,443	7,392
Goodwill	883,291	25,698	281,773
Core deposit and other intangibles	99,938	1,500	42,789
Bank owned life insurance	447,518	—	44,231
Premises and equipment, net	267,815	176	17,063
Other real estate owned	16,105	—	222
Other assets	335,612	2,265	25,871
Total non-cash assets acquired	14,396,061	351,529	2,953,838

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2017 and 2016, and 2015
(Dollars in thousands)

	December 31,
	2017	2016	2015
Cash flows from operating activities:
Liabilities assumed:
Deposits	9,044,061	—	3,160,746
Escrow deposits	140,267	—	4,616
FHLB and other borrowings	1,589,464	—	—
Other borrowings	1,143,279	—	25,366
Subordinated debentures	201,520	—	—
Other liabilities	223,780	4,839	50,181
Total liabilities assumed	12,342,371	4,839	3,240,909
Preferred stock assumed	139,412	—	—
Net non-cash asset (liabilities) acquired (assumed)	1,914,278	346,690	(287,071)
Cash and cash equivalents acquired in acquisitions	275,409	4,762	879,240
Total consideration paid	$2,189,687	$351,452	$592,169

The Company completed the following acquisitions which are included in the “Acquisitions” portion of the statement of cash flows for the following periods: (i) Astoria Financial Corporation for the year ended December 31, 2017; (ii) NewStar Business Credit for the year ended December 31, 2016; (iii) Hudson Valley Holding Corp. and Damian Services Corporation for the year ended December 31, 2015.
See accompanying notes to consolidated financial statements.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

(1) Basis of Financial Statement Presentation and Summary of Significant Accounting Policies

Nature of Business
Sterling Bancorp (“Sterling” or the “Company”) is a bank holding company and financial holding company under the Bank Holding Company Act of 1956. Sterling is a Delaware corporation that owns all of the outstanding shares of Sterling National Bank (the “Bank”). Sterling is listed on the New York Stock Exchange under the symbol STL.

The Bank, an independent, full-service national bank founded in 1888, is headquartered in Montebello, New York and is the principal subsidiary of Sterling. The Bank accounts for substantially all of Sterling’s consolidated assets and results of operations. The Bank operates through commercial banking teams and financial centers which serve the greater New York metropolitan region. The Bank targets the following geographic markets: (i) the New York Metro Market, which includes Manhattan, the boroughs and Long Island; and (ii) the New York Suburban Market, which consists of Rockland, Orange, Sullivan, Ulster, Putnam and Westchester counties in New York and Bergen County in New Jersey. The Bank also operates its commercial finance businesses, which include asset-based lending, payroll financing, factoring, warehouse lending, equipment financing, public sector financing, which target markets across the U.S.

The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve Board are the primary regulators for the Bank and the Company, respectively.

Nature of Operations and Principles of Consolidation
The consolidated financial statements include the accounts of Sterling, the Bank and the Bank’s wholly-owned subsidiaries. The Bank’s subsidiaries included at December 31, 2017: (i) Sterling National Funding Corp, a company that originates loans to municipalities and governmental entities and acquires securities issued by state and local governments; (ii) Sterling REIT, Inc., a real estate investment trust that holds a portion of the Company’s real estate loans; (iii) Provest Services Corp. II, which has engaged a third-party provider to sell mutual funds and annuities to the Bank’s customers; (iv) AF Agency, Inc, which provides various annuity and wealth management products and through contractual agreements with various third parties and makes insurance products available, primarily to customers of the Bank; (v) several limited liability companies which hold other real estate owned; and (vi) several other companies that have no significant operations or assets. Intercompany transactions and balances are eliminated in consolidation.

Merger with Astoria Financial Corporation
On October 2, 2017, Astoria Financial Corporation (“Astoria”) merged with and into Sterling (the “Astoria Merger”). In connection with the merger, Astoria Bank, the principal subsidiary of Astoria, also merged with and into the Bank.

Merger with Hudson Valley Holding Corp.
On June 30, 2015, Hudson Valley Holding Corp. (“HVHC”) merged with and into Sterling (the “HVB Merger”). In connection with the merger, Hudson Valley Bank, the principal subsidiary of HVHC, also merged with and into the Bank.

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

Use of Estimates
To prepare financial statements in conformity with U.S. generally accepted accounting principles management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and actual results could differ. An estimate that is particularly susceptible to significant near-term change is the allowance for loan losses, which is discussed below.

Reclassifications
Certain amounts from prior periods have been reclassified to conform to the current period presentation. Reclassifications had no affect on prior period net income or stockholders’ equity.

Cash Flows
For purposes of reporting cash flows, cash equivalents include cash and deposits with other financial institutions with an original maturity of 90 days or less. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Restrictions on Cash
The Bank was required to have $118,113 and $99,594 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2017 and 2016, respectively.

Securities
Securities include U.S. government agency and government sponsored agencies securities, state and municipal and corporate bonds, and mortgage-backed securities, including collateralized mortgage obligations and trust preferred securities. The Company classifies its securities among two categories: held to maturity and available for sale. The Company determines the appropriate classification of the Company’s securities at the time of purchase. Held to maturity securities are limited to debt securities for which there is the intent and the ability to hold to maturity. These securities are reported at amortized cost. The Company does not engage in trading activities. All other debt and marketable equity securities are classified as available for sale.

Available for sale securities are reported at fair value, with unrealized gains and losses (net of the related deferred income tax effect) excluded from earnings and reported in a separate component of stockholders’ equity (accumulated other comprehensive income or loss). Available for sale securities include securities that the Company intends to hold for an indefinite period of time, such as securities to be used as part of the Company’s asset/liability management strategy or securities that may be sold to fund loan growth, in response to changes in interest rates and prepayment risks, the need to increase capital, or similar factors.

Premiums on debt securities are amortized in interest income on a level yield basis over the earlier of the call date or maturity. Discounts on debt securities are accreted in interest income on a level yield basis over the period to maturity. Amortization of premiums and accretion of discounts on mortgage-backed securities are based on the estimated cash flows of the mortgage-backed securities, periodically adjusted for changes in estimated lives, on a level yield basis. The cost of securities sold is determined using the specific identification method.

Securities are evaluated for other-than-temporary-impairment (“OTTI”) at least quarterly, and more frequently when economic and market conditions warrant such an evaluation. For securities in an unrealized loss position, the Company considers the extent and duration of the unrealized loss, and the financial condition of the issuer. The Company also assesses whether it intends to sell, or is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either criteria regarding intent to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. If (i) the Company does not expect to recover the entire amortized cost basis of the security; (ii) the Company does not intend to sell the security; (iii) and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of OTTI related to credit loss is recognized in earnings while the amount related to other factors is recognized in other comprehensive income, net of applicable taxes. The cost basis of individual equity securities is written down to estimated fair value through a charge to earnings when declines in value below cost are considered to be other than temporary. As of December 31, 2017, the Company did not intend to sell, nor is it more likely than not that it would be required to sell, any of its debt securities with unrealized losses prior to recovery of its amortized cost basis less any current period credit loss. (See Note 3. “Securities”).

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

Loans Held For Sale
Residential mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Mortgage loans held for sale are generally sold with servicing rights released. Commercial loans originated and intended for sale, generally represent loan syndications are carried at amortized cost which approximates fair value, as these loans are variable-rate loans that reprice frequently with no significant change in credit risk since origination. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Portfolio Loans
Loans where Sterling has the intent and ability to hold for the foreseeable future or until maturity or payoff (other than loans held for sale) are reported at the principal balance outstanding, net of acquisition related purchase accounting adjustments, deferred loan fees and costs from loan originations and the allowance for loan losses. Interest income on loans is accrued on the unpaid principal balance. The Company defers nonrefundable loan origination and commitment fees, and certain direct loan origination costs, and amortizes the net amount as an adjustment of the yield over the estimated life of the loan using the level-yield method without anticipating prepayments. If a loan is prepaid or sold, the net deferred amount is recognized in the income statement at that time. Interest and fees on loans include prepayment fees and late charges collected.

A loan is placed on non-accrual status upon the earlier of: (i) when Sterling determines that the borrower may likely be unable to meet contractual principal or interest obligations; or (ii) when payments are 90 days or more past due based on the contractual terms of the loan, unless the loan is well secured and in the process of collection. Accrual of interest ceases and, in general, uncollected past due interest is reversed and charged against current interest income. Interest payments received on non-accrual loans, including impaired loans, are generally applied to reduce the principal balance outstanding and not recognized as income unless warranted based on the borrower’s financial condition and payment record. (See Note 4. “Portfolio Loans”).

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

Loans for which there is both evidence of deterioration of credit quality since origination and probability, at acquisition, that all contractually required payments would not be collected represent purchase credit impaired loans (“PCI loans”). For PCI loans, the Company initially determines which loans will be treated under the cost recovery method (similar to a non-accrual loan) from loans that will be subject to accretion. The Company recognizes the accretable yield, which is defined as the excess of all cash flows expected at acquisition over the initial fair value of the loan, as interest income on a level-yield basis over the expected remaining life of the loan. The excess of the loan’s contractually required payments over the cash flows expected to be collected is the nonaccretable difference. The nonaccretable difference is not recognized as an adjustment of yield, a loss accrual, or a valuation allowance. Going forward, the Company continues to evaluate whether the timing and the amount of cash to be collected are reasonably expected. Subsequent significant increases in cash flows the Company expects to collect will first reduce any previously recognized valuation allowance and then be reflected prospectively as an increase to the level yield. Subsequent decreases in expected cash flows may result in the loan being considered impaired. Interest income is not recognized to the extent that the net investment in the loan would increase to an amount greater than the estimated payoff amount.

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

Allowance for Loan Losses
The allowance for loan losses is a valuation allowance, established through a provision for loan losses charged to expense, which represents management’s best estimate of probable incurred credit losses inherent in the loan portfolio. The level of the allowance for loan losses reflects management’s continuing evaluation of loan loss experience, specific credit risks, current loan portfolio

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

quality, industry and loan type concentrations, economic and regulatory conditions and unidentified losses inherent in the loan portfolios. The allowance for loan losses is a critical accounting estimate and requires substantial judgment of management. The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans in which the borrower is experiencing financial difficulties and for which the terms have been modified resulting in a concession are considered troubled debt restructurings (“TDRs”) and classified as impaired.

Factors considered by the Company in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The Company determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into account all circumstances surrounding the loan and the borrower, including the length of the delay, reasons for the delay, prior payment history and the amount of the shortfall in relation to the total amount owed.

The Company’s policy is to evaluate loans over $750 individually for impairment. If a loan is impaired, and there is a shortfall of the present value of the estimated future cash flows using the existing interest rate of the loan or as determined by the fair value of collateral if repayment is expected solely from the collateral, the Company’s practice is to charge-off the identified impairment. As a result, at December 31, 2017 and 2016, there was no portion of the allowance for loan losses allocated to impaired loans.

The general component of the allowance for loan losses covers loans that are collectively evaluated for impairment. Large groups of smaller balance homogeneous loans, such as consumer loans, which includes home equity lines of credit, and residential mortgage loans are generally collectively evaluated for impairment and they are not included in the separately identified impairment disclosures. The general allowance for loan losses component also includes loans that are not individually identified for impairment evaluation, such as commercial loans below the individual evaluation threshold as well as those loans that are individually evaluated but not considered impaired including loans rated special mention. The general component of the allowance is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years, two years for consumer loans. The actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following:

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

We apply the methodology described above to each portfolio segment. These segments include: traditional commercial and industrial, asset-based lending, payroll finance, warehouse lending, factored receivables, equipment financing, and public sector finance (collectively the C&I portfolio,) certain consumer loans, loans collateralized by real estate including commercial real estate (“CRE”), multi-family, and acquisition, development and construction (“ADC”) loans, residential mortgage, and certain consumer loans including home equity lines of credit.

C&I lending presents a risk because repayment depends on the successful operation of the business, which is subject to a wide range of risks and uncertainties. In addition, the ability to successfully liquidate collateral, if any, is subject to a variety of risks because the Company must gain control of assets used in the borrower’s business before foreclosing, which it cannot be assured of doing, and the value in a foreclosure sale or other means of liquidation is uncertain.

In addition, CRE and multi-family loans subject the Company to the risks that the property securing the loan may not generate sufficient cash flow to service the debt or the borrower may use the cash flow for other purposes. In addition, if necessary, the foreclosure process may be slow and properties may deteriorate in the process. The market values are also subject to a wide variety of factors, including general economic conditions, industry specific factors, environmental factors, interest rates and the availability and terms of credit.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

ADC lending is considered higher risk and exposes the Company to greater credit risk than permanent mortgage financing. The repayment of ADC loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. The Company has deemphasized originations of land acquisition and land development loans; however, it does originate construction loans to select clients principally within our immediate footprint.

When the Company evaluates residential mortgage loans and consumer - home equity loans it weighs both the credit capacity of the borrower and the collateral value of the home. If unemployment or underemployment increase, the credit capacity of underlying borrowers will decrease, which increases the risk of such loan. Similarly, as the Company obtains a mortgage on the property, if home prices decline, it is exposed to risk in both its first mortgage and equity lending programs due to declines in the value of its collateral. The Company is also exposed to risk because the time to foreclose is significant and has become longer under current market conditions.

For smaller balance C&I loans we charge-off the full amount of the loan when it becomes 90 days or more past due, or earlier in the case of bankruptcy, after giving effect to any cash or marketable securities pledged as collateral for the loan. For other classes of C&I loans, commercial real estate, multi-family, acquisition development and construction loans, the Company evaluates available financial information from the borrower as well as collateral pledged, evaluates whether the borrower can continue to service the debt and their near term prospects. When we conclude the collateral and or debt service capacity of the borrower are insufficient to repay our debt, we charge-off the amount that is deemed uncollectible. For unsecured consumer loans, charge-offs are recognized once the loan is 90 days to 120 days or more past due or the borrower files for bankruptcy protection. For secured consumer loans and residential mortgage loans we monitor the value of the collateral and the borrowers ability to service our debt and record a charge-off when we become aware of the loss from and within the time frames specified by regulatory guidance.

Subsequent recoveries, if any, are credited to the allowance for loan losses.

Troubled Debt Restructuring
TDR is a formally renegotiated loan in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that would not have been granted to the borrower otherwise. At the time of restructuring, we evaluate whether a TDR loan should remain on accrual based on the accrual status immediately prior to modification and whether, as a result of the TDR, we recorded a partial charge-off. A TDR on accrual prior to modification may remain on accrual status provided we believe, based on our credit analysis, that collection of principal and interest in accordance with the modified terms is reasonably certain. If the restructuring results in a partial charge-off, the loan is generally classified as non-accrual. Restructured loans can convert from non-accrual to accrual status when said loans have demonstrated performance, generally evidenced by six months of consistent payment performance in accordance with the restructured terms, or by the presence of other significant items. (See Note 4. “Portfolio Loans”).

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
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

Goodwill, Trade Names and Other Intangible Assets
Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill and trade names (which are included with core deposits and other intangible assets in the consolidated balance sheets) acquired in a purchase business combination that have an indefinite useful life are not amortized, but are tested for impairment at least annually. Goodwill and trade names are the only intangible assets with an indefinite life on the Company’s balance sheet.

The Company accounts for goodwill, trade names and other intangible assets in accordance with GAAP, which, in general, requires that goodwill and trade names not be amortized, but rather that they be tested for impairment at least annually at the reporting unit level. The Company operates as one reporting unit. Goodwill is tested for impairment in the fourth quarter of each year, or on an interim basis if an conditions warrant that could more likely than not reduce the fair value of the reporting unit below its carrying value.

Core deposit intangibles recorded in acquisitions are amortized to expense using an accelerated method over their estimated lives of eight to ten years. Non-compete agreements are amortized on a straight line basis over their estimated life. Impairment losses on intangible assets and other long-term assets are charged to expense, if and when they occur, with the assets recorded at fair value. (See Note 7. “Goodwill and Other Intangible Assets”).

Bank Owned Life Insurance (BOLI)
The Company owns life insurance policies (purchased and acquired) on certain officers and key executives. Bank owned life insurance (“BOLI”) is recorded at its cash surrender value (or the amount that can be realized). In the Astoria Merger we acquired BOLI with a carrying value of $441,751 at December 31, 2017, which included a claims stabilization reserve of $32,624. Repayment of the claims stabilization reserve (funds transferred from the cash surrender value to provide for future death benefit payments) is guaranteed by the insurance carrier provided that certain conditions are met at the date of contract surrender. The Company satisfied these conditions at December 31, 2017.

Other Real Estate Owned
Real estate properties acquired through loan foreclosures are recorded initially at estimated fair value, less expected sales costs, with any resulting write-down charged to the allowance for loan losses. Other real estate owned (“OREO”) also includes the fair value of the Bank’s financial centers that are held for sale. Any write-down associated with the transfer of a financial center from premises and equipment to OREO is included as a charge to other non-interest expense in the consolidated income statements. The carrying amount of an OREO asset is reduced by a charge to OREO, net expense to reflect any subsequent declines in estimated fair value. Fair value estimates are based on recent appraisals and other available information. Routine holding costs are charged to expense as incurred, while significant improvements are capitalized. Gains and losses on sales of OREO properties are recognized upon disposition.

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

Income Taxes
Income tax expense includes U.S. federal corporate income taxes and income taxes due to states and other jurisdictions in which the Company operates. In addition, for the year ended December 31, 2017, income tax expense included the impact of the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) which reduced the U.S. federal corporate income tax rate from 35% to 21% and resulted in a charge to reduce the carrying value of the Company’s net deferred income tax assets, which are included in the consolidated balance sheets as part of other assets.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

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

A deferred tax liability is recognized for all temporary differences that will result in future taxable income. A deferred tax asset is recognized for all temporary differences that will result in future tax deductions, subject to reduction of the asset by a valuation allowance in certain circumstances. This valuation allowance is recognized if, based on an analysis of available evidence, we determine that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

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

The Company evaluates uncertain tax positions in a two step process. The first step is recognition, which requires a determination of whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement. Under the measurement step, a tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. A previously recognized tax position that no longer meets the more likely than not recognition threshold should be derecognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company did not have any such position as of December 31, 2017. (See Note 11. “Income Taxes”).

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

For asset/liability management purposes, the Bank uses interest rate swap agreements to modify interest rate risk characteristics of certain portfolio loans as an accommodation to our borrowers. Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged. These swap agreements are derivative instruments and these instruments effectively convert a portion of the Bank’s fixed-rate loans to variable rate loans. (See Note 10. “Derivatives”).

Fair Values of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 19. “Fair Value Measurements.” Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Retirement Plans
In the Astoria Merger we assumed Astoria’s Bank pension plan, which covers Astoria employees and former Astoria employees meeting specified eligibility criteria. The Company intends to fund pension costs at an amount that will avoid the 2018 Pension Benefit Guarantee Corporation variable rate premium, which we estimate will be approximately $30,000. In addition to this pension plan, we assumed other non-qualified and unfunded supplemental retirement plans. These plans were suspended for the accrual of additional benefits prior to the Company’ assumption. The Company also assumed the liability for a health care plan that provides for post-retirement medical and dental coverage to select individuals, which is an active plan in which select individuals continue to vest over the next twelve months. The net liabilities for all of these retirement plans is included in other liabilities in the consolidated balance sheets. (See Note 13. “Pension and Other Post Retirement Plans”).

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

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

Loan Commitments and Related Financial Instruments
Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. (See Note 17. “Off-Balance Sheet Financial instruments”).

Stock-Based Compensation Plans
Compensation expense for stock options and non-vested stock awards/stock units is based on the fair value of the award on the measurement date, which is the date of grant. The expense is recognized ratably over the service period of the award. The fair value of stock options is estimated using a Black-Scholes valuation model. The fair value of non-vested stock awards/stock units is generally the market price of the Company’s common stock on the date of grant. (See Note 12. “Stock-Based Compensation”).

Earnings Per Common Share
Basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed in a similar manner to basic EPS, except that the weighted average number of common shares is increased to include incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options were exercised and unvested restricted stock became vested during the periods. (See Note 15. “Earnings Per Common Share”).

Revenue Recognition
The Company recognizes revenue when all of the criteria below have been met: (i) persuasive evidence of an arrangement exists; (ii) delivery of our obligations to our client has occurred; (iii) the price is fixed or determinable: and (iv) collectability of the balance advanced is reasonably assured.

Interest income and fees. Interest income and fees on loans and investment securities are recognized based on the contractual provisions of the underlying agreements and instruments. Loan origination fees and costs are generally deferred and amortized into interest income as yield adjustments over the contractual life and / or commitment period using the effective interest method.

Payroll finance. The Company provides financing and full service where in addition to providing financing and back office support services, which includes preparation of payroll, payroll tax payments, billings and collections for clients in the temporary staffing industry.  Non-interest income is recognized when billing to the Company’s customer occurs. The Company remits collections from the client’s customers to the Company’s clients for the amounts collected, net of payroll taxes withheld, the Company’s fees, subject to a hold back reserve to offset potential uncollectible balances from the client’s other customers.

Factored Receivables. The Company provide accounts receivable management services.  The purchase of a client’s accounts receivable is traditionally known as “factoring” and results in payment by the client of a factoring fee. The factoring fee included in non-interest income represents compensation to the Company for the bookkeeping and collection services provided.  The factoring fee, which is non-refundable, is recognized at the time the receivable is assigned to the Company. Other revenue associated with factored receivables includes wire fees, technology fees, field examination fees and UCC fees. All such fees are recognized as income upon receipt, which is when the Company’s obligations are provided to the Company’s customers.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

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

Recently Adopted Accounting Standards
ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09, requires excess tax benefits and tax deficiencies to be recorded in the statements of operations as a component of the provision for income taxes when stock awards vest or are settled. In addition, the standard provides an accounting policy election to account for forfeitures as they occur and allows the Company to withhold more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting. ASU 2016-09 was effective for the Company beginning January 1, 2017. The adoption of this standard reduced the Company’s income tax expense by $1,616 for the year ended December 31, 2017.

(2) Acquisitions

Astoria Merger
On October 2, 2017, the Company completed the Astoria Merger. Under the terms of the Astoria Merger agreement, Astoria shareholders received 0.875 shares of the Company’s common stock for each share of Astoria common stock, which resulted in the issuance of 88,829,776 of the Company’s common shares. Based on the Company’s closing stock price per share of $24.65 on September 29, 2017, the aggregate consideration was $2,189,687, which included cash in lieu of fractional shares. Consistent with the Company’s strategy, the primary reason for the Astoria Merger was the expansion of the Company’s geographic footprint in the Greater New York metropolitan region including Long Island.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible were recorded at their fair values as of October 2, 2017 based on management’s best estimate using the information available as of the Astoria Merger date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $883,291 and a core deposit intangible of $99,938. Accounting guidance provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period, which runs through October 2, 2018, in the reporting period in which the adjustment amounts are determined. The acquirer must record in the financial statements, the effect of earnings on changes in depreciation, amortization or other income effects, if any as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The Company is preparing final tax returns related to Astoria’s business and operations through October 1, 2017 and believes certain adjustments to income tax balances and goodill may result upon completion of these returns.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

	As recorded by Astoria	Fair value adjustments		As recorded at acquisition
Cash and cash equivalents	$275,409	$—		$275,409
Investment securities	3,144,111	(42,318)	(a)	3,101,793
Loans held for sale	497	—		497
Loans	9,546,307	(336,909)	(b)	9,209,398
Allowance for loan losses	(79,293)	79,293	(c)	—
Bank owned life insurance	447,518	—		447,518
Premises and equipment	90,678	177,137	(d)	267,815
Accrued interest receivable	34,094	—		34,094
Goodwill	185,151	(185,151)	(e)	—
Core deposit and other intangibles	—	99,938	(f)	99,938
Other real estate owned	17,705	(1,600)	(g)	16,105
Other assets	288,075	47,537	(h)	335,612
Total assets acquired	13,950,252	(162,073)		13,788,179
Deposits	(9,029,303)	(14,758)	(i)	(9,044,061)
FHLB borrowings	(1,550,000)	(39,464)	(j)	(1,589,464)
Repurchase agreements	(1,100,000)	(43,279)	(k)	(1,143,279)
Senior notes	(198,044)	(3,476)	(l)	(201,520)
Other liabilities	(354,725)	(9,322)	(m)	(364,047)
Total liabilities assumed	(12,232,072)	(110,299)		(12,342,371)
Preferred stock assumed	(129,796)	(9,616)	(n)	(139,412)
Total liabilities and preferred stock assumed	$(12,361,868)	$(119,915)		(12,481,783)
Net assets acquired				1,306,396
Purchase price				2,189,687
Goodwill recorded in the Merger				$883,291

Explanation of certain fair value related adjustments:

(a)	Represents the fair value adjustment on investment securities held to maturity.

(b)	Represents the fair value adjustment to the net book value of loans, which includes an interest rate mark and credit mark adjustment.

(c)	Represents the elimination of Astoria’s allowance for loan losses.

(d)	Represents the fair value adjustment to reflect the fair value of land and buildings, which will be amortized on a straight-line basis over the estimated useful lives of the individual assets.

(e)	Represents the elimination of Astoria’s goodwill.

(f)
Represents intangible assets recorded to reflect the fair value of core deposits. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the estimated average life of the deposit base.

(g)	Represents an adjustment to reduce the carrying value of other real estate owned to fair value.

(h)	Represents an adjustment to net deferred tax assets resulting from the fair value adjustments related to the acquired assets, liabilities assumed and identifiable intangible assets recorded.

(i)	Represents the fair value adjustment on time deposits, which will be accreted as a reduction of interest expense over the remaining term of the time deposits.

(j)	Represents the fair value adjustment on FHLB borrowings, which was equal to the price paid to terminate Astoria’s long-term FHLB borrowings.

(k)	Represents the fair value adjustment on repurchase agreements, which was equal to the price paid to various counterparties to terminate these agreements.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

(l)	Represents the fair value adjustment on senior notes, as determined by quoted market prices, which will be accreted as a reduction of interest expense through maturity of the notes.

(m)	Represents the fair value adjustment to other liabilities assumed in the merger including actuarially determined liabilities of Astoria.

(n)
Represents the fair value adjustment on preferred stock, as determined by quoted market prices, which will be accreted as a reduction in the preferred stock dividends over the five-year call period ending on October 15, 2022.

The fair values for loans acquired from Astoria were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. For collateral dependent loans with deteriorated credit quality, fair value was estimated by analyzing the value of the underlying collateral, assuming the fair values of the loans were derived from the eventual sale of the collateral. These values were discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of Astoria’s allowance for loan losses associated with the loans that were acquired, as the loans were initially recorded at fair value on the date of the Astoria Merger.

Acquired loan portfolio data in the Astoria Merger is presented below:

	Fair value of acquired loans at acquisition date	Gross contractual amounts receivable at acquisition date	Best estimate at acquisition date of contractual cash flows not expected to be collected
Acquired loans with evidence of deterioration since origination	$167,614	$221,550	$44,545
Acquired loans with no evidence of deterioration since origination	9,041,784	11,509,782	NA

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
Direct acquisition and other charges incurred in connection with the Astoria Merger were expensed as incurred and totaled $39,232 for 2017. These expenses were recorded in merger-related expense on the consolidated income statements. Results of operations for 2017 included a charge for asset write-downs, systems integration, severance and retention which totaled $105,110 and was recorded in other non-interest expense in the consolidated statements of operations.
The following table presents selected unaudited pro forma financial information reflecting the Astoria Merger assuming it was completed as of January 1, 2016. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the Astoria Merger actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full year period. Pro forma basic and diluted EPS were calculated using the Company’s actual weighted average shares outstanding for the periods presented, plus the incremental shares issued, assuming the Astoria Merger occurred at the beginning of the periods presented. The unaudited pro forma information is based on the actual financial statements of the Company for the periods presented, and on the actual financial

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

statements of Astoria for 2017 and in 2016 until the date of the Astoria Merger, at which time Astoria’s results of operations were included in the Company’s financial statements.
The unaudited pro forma information for 2017 and 2016 set forth below reflects adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; and (c) adjustments to interest income and expense due to amortization of premiums and accretion of discounts. Direct merger-related expenses and charges incurred in calendar 2017 and costs incurred to write-down assets, accrue for systems integration, retention and severance compensation are assumed to have occurred prior to January 1, 2016. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue enhancement opportunities or anticipated potential cost savings for periods that include data as of October 2, 2017 or earlier.

	Pro forma information
	For the year ended December 31,
	2017	2016
Net interest income	$939,036	$818,906
Non-interest income	98,726	121,949
Non-interest expense	516,333	544,821
Net income available to common stockholders	316,657	242,398
Pro forma earnings per common share from continuing operations:
Basic	$1.41	$1.11
Diluted	1.41	1.11

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

HVB Merger
On June 30, 2015, the Company completed the HVB Merger. Under the terms of the HVB Merger agreement, HVHC shareholders received 1.92 shares of the Company’s common stock for each share of HVHC common stock, which resulted in the issuance of 38,525,154 shares of the Company’s common stock. Based on the Company’s closing stock price of $14.63 per share on June 29, 2015, the aggregate consideration paid to HVHC shareholders was $566,307, which, in accordance with the HVB Merger agreement, also included the in-the-money cash value of outstanding HVHC stock options, the fair value of outstanding HVHC restricted stock awards and cash in lieu of fractional shares. Consistent with the Company’s strategy, the primary reason for the HVB Merger was the expansion of the Company’s geographic footprint in the greater New York metropolitan region and beyond.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

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

	Acquired from HVHC	Fair value adjustments		As recorded by the Company
Cash and cash equivalents	$878,988	$—		$878,988
Investment securities	713,625	217	(a)	713,842
Loans	1,816,767	(24,248)	(b)	1,792,519
Federal Reserve Bank stock	5,830	—		5,830
Bank owned life insurance	44,231	—		44,231
Premises and equipment	11,918	4,925	(c)	16,843
Accrued interest receivable	7,392	—		7,392
Core deposits and other intangibles	—	33,839	(d)	33,839
Other real estate owned	222	—		222
Other assets	32,639	(7,931)	(e)	24,708
Deposits	(3,160,746)	—		(3,160,746)
Other borrowings	(25,366)	—		(25,366)
Other liabilities	(37,292)	1,540	(f)	(35,752)
Total identifiable net assets acquired	$288,208	$8,342		296,550
Purchase price				566,307
Goodwill recorded in the HVB Merger				$269,757
Explanation of certain fair value related adjustments:

(a)	Represents the fair value adjustment on investment securities held to maturity.

(b)
Represents the elimination of HVHC’s allowance for loan losses and an adjustment of the net book value of loans to estimated fair value, which includes an interest rate mark and credit mark adjustment.

(c)
Represents an adjustment to reflect the fair value of HVHC owned real estate, as determined by independent appraisals, which will be amortized on a straight-line basis over the estimated useful lives of the individual assets.

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

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
Direct acquisition and other charges incurred in connection with the HVB Merger were expensed as incurred and totaled $14,381 for calendar 2015. These expenses were recorded in Merger-related expense on the consolidated income statements. Results of operations for calendar 2015 included a charge for asset write-downs, systems integration, severance and retention compensation, which totaled $28,055 and was recorded in other non-interest expense in the consolidated income statements. The results of operations were not impacted by the HVB Merger for the other periods presented on the consolidated income statements.
The following table presents selected unaudited pro forma financial information reflecting the HVB Merger assuming it was completed as of January 1, 2015. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the HVB Merger actually been completed at the beginning of the period presented, nor does it indicate future results for any other interim or full year period. Pro forma basic and diluted EPS were calculated using the Company’s actual weighted average shares outstanding for the periods presented, plus the incremental shares issued, assuming the HVB Merger occurred at the beginning of the period presented. The unaudited pro forma information is based on the actual financial statements of the Company for the periods presented, and on the actual financial statements of HVHC for 2015 until the date of the HVB Merger, at which time HVHC’s results of operations were included in the Company’s financial statements.
The unaudited pro forma information for calendar 2015 set forth below reflects adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; and (c) adjustments to interest income and expense due to amortization of premiums and accretion of discounts. Direct merger-related expenses and charges incurred in calendar 2015 and costs incurred to write-down assets and accrue for systems integration, retention and severance compensation are assumed to have occurred prior to January 1, 2015. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue enhancement opportunities or anticipated potential cost savings for periods that include data as of June 30, 2015 or earlier.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

Pro forma information
For the year ended December 31, 2015
Net interest income	$360,271
Non-interest income	66,686
Non-interest expense	261,453
Net income	100,086
Pro forma earnings per share from continuing operations:
Basic	$0.78
Diluted	0.78
Damian Acquisition
On February 27, 2015, the Bank acquired 100% of the outstanding common stock of Damian Services Corporation (“Damian”) for total consideration of $24,670 in cash (the “Damian Acquisition”). Damian was a payroll services provider located in Chicago, Illinois. In connection with the acquisition, the Bank acquired $22,307 of outstanding payroll finance loans and assumed $14,560 of liabilities. The Bank recognized a customer list intangible asset of $8,950 that is being amortized over its 16 year estimated life, and $11,930 of goodwill. The Bank also recognized a $1,500 restructuring charge, consisting mainly of retention and severance compensation and asset write-downs related to the consolidation of Damian’s operations, and approximately $300 of legal fees.

FCC Acquisition
On May 7, 2015, the Bank acquired a factoring portfolio from FCC, LLC, a subsidiary of First Capital Holdings, Inc., with an outstanding factoring receivables balance of approximately $44,500 (the “FCC Acquisition”). The total consideration was $45,500 and included a premium of $1,000 in addition to the outstanding receivables balance. As the acquired assets did not constitute a business, the transaction was accounted for as an asset purchase.

(3) Securities

A summary of amortized cost and estimated fair value of our securities is presented below:

	December 31, 2017
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Residential MBS:
Agency-backed	$2,171,044	$1,570	$(21,965)	$2,150,649	$355,013	$978	$(2,504)	$353,487
CMO/Other MBS	656,514	31	(7,142)	649,403	33,496	26	(760)	32,762
Total residential MBS	2,827,558	1,601	(29,107)	2,800,052	388,509	1,004	(3,264)	386,249
Other securities:
Federal agencies	409,322	—	(9,326)	399,996	58,640	949	—	59,589
Corporate bonds	147,781	1,421	(976)	148,226	56,663	1,255	(103)	57,815
State and municipal	264,310	1,380	(1,892)	263,798	2,342,927	12,396	(10,900)	2,344,423
Other	—	—	—	—	15,750	83	—	15,833
Total other securities	821,413	2,801	(12,194)	812,020	2,473,980	14,683	(11,003)	2,477,660
Total securities	$3,648,971	$4,402	$(41,301)	$3,612,072	$2,862,489	$15,687	$(14,267)	$2,863,909

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

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

The amortized cost and estimated fair value of securities at December 31, 2017 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date.

	December 31, 2017
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Other securities remaining period to contractual maturity:
One year or less	$11,994	$12,003	$89,155	$88,949
One to five years	146,471	145,499	83,615	84,742
Five to ten years	526,968	520,904	387,647	390,749
Greater than ten years	135,980	133,614	1,913,563	1,913,220
Total other securities	821,413	812,020	2,473,980	2,477,660
Residential MBS	2,827,558	2,800,052	388,509	386,249
Total securities	$3,648,971	$3,612,072	$2,862,489	$2,863,909

Sales of securities for the periods indicated below were as follows:

	Year ended December 31,
	2017	2016	2015
Available for sale:
Proceeds from sales	$2,516,308	$858,531	$893,610
Gross realized gains	8	10,665	6,018
Gross realized losses	(352)	(3,143)	(1,181)
Income tax (benefit) expense on realized net (losses) gains	(91)	2,445	1,572

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

At December 31, 2017 and 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available for sale
December 31, 2017
Residential MBS:
Agency-backed	$1,349,217	$(10,550)	$486,948	$(11,415)	$1,836,165	$(21,965)
CMO/Other MBS	605,200	(6,064)	36,107	(1,078)	641,307	(7,142)
Total residential MBS	1,954,417	(16,614)	523,055	(12,493)	2,477,472	(29,107)
Other securities:
Federal agencies	243,476	(1,955)	156,520	(7,371)	399,996	(9,326)
Corporate	65,056	(397)	15,268	(579)	80,324	(976)
State and municipal	97,307	(757)	56,324	(1,135)	153,631	(1,892)
Total other securities	405,839	(3,109)	228,112	(9,085)	633,951	(12,194)
Total	$2,360,256	$(19,723)	$751,167	$(21,578)	$3,111,423	$(41,301)
December 31, 2016
Residential MBS:
Agency-backed	$1,101,641	$(20,816)	$686	$(5)	$1,102,327	$(20,821)
CMO/Other MBS	38,841	(506)	15,239	(420)	54,080	(926)
Total residential MBS	1,140,482	(21,322)	15,925	(425)	1,156,407	(21,747)
Other securities:
Federal agencies	185,504	(10,793)	4	—	185,508	(10,793)
Corporate	10,399	(137)	14,942	(971)	25,341	(1,108)
State and municipal	173,062	(5,196)	3,733	(77)	176,795	(5,273)
Total other securities	368,965	(16,126)	18,679	(1,048)	387,644	(17,174)
Total	$1,509,447	$(37,448)	$34,604	$(1,473)	$1,544,051	$(38,921)

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

The following table summarizes securities held to maturity with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Held to maturity
December 31, 2017
Residential MBS:
Agency-backed	$136,679	$(572)	$74,303	$(1,932)	$210,982	$(2,504)
CMO/Other MBS	10,314	(129)	20,160	(631)	30,474	(760)
Total residential MBS	146,993	(701)	94,463	(2,563)	241,456	(3,264)
Other securities:
Corporate	16,560	(103)	—	—	16,560	(103)
State and municipal	860,536	(5,310)	393,200	(5,590)	1,253,736	(10,900)
Total other securities	877,096	(5,413)	393,200	(5,590)	1,270,296	(11,003)
Total	$1,024,089	$(6,114)	$487,663	$(8,153)	$1,511,752	$(14,267)
December 31, 2016
Residential MBS:
Agency-backed	$185,116	$(3,623)	$213	$(2)	$185,329	$(3,625)
CMO/Other MBS	34,786	(572)	—	—	34,786	(572)
Total residential MBS	219,902	(4,195)	213	(2)	220,115	(4,197)
Other securities:
Corporate	—	—	5,037	(11)	5,037	(11)
State and municipal	758,690	(36,169)	2,816	(63)	761,506	(36,232)
Total other securities	758,690	(36,169)	7,853	(74)	766,543	(36,243)
Total	$978,592	$(40,364)	$8,066	$(76)	$986,658	$(40,440)

At December 31, 2017, a total of 321 available for sale securities were in a continuous unrealized loss position for less than 12 months and 155 securities were in an unrealized loss position for 12 months or longer. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating OTTI losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2017, management did not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons related to credit quality. As of December 31, 2017, management believes the impairments detailed in the table above are temporary.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

Securities pledged for borrowings at FHLB and other institutions, and securities pledged for municipal deposits and other purposes were as follows:

	December 31,
	2017	2016
Available for sale securities pledged for borrowings, at fair value	$10,225	$67,599
Available for sale securities pledged for municipal deposits, at fair value	323,341	398,961
Available for sale securities pledged for customer back-to-back swaps, at fair value	—	126
Held to maturity securities pledged for borrowings, at amortized cost	35,047	55,343
Held to maturity securities pledged for municipal deposits, at amortized cost	1,182,674	958,246
Total securities pledged	$1,551,287	$1,480,275

(4) Portfolio Loans

The composition of the Company’s loan portfolio, excluding loans held for sale, was the following:

	December 31,
	2017	2016
Commercial:
C&I:
Traditional C&I	$1,979,448	$1,404,774
Asset-based lending	797,570	741,942
Payroll finance	268,609	255,549
Warehouse lending	723,335	616,946
Factored receivables	220,551	214,242
Equipment financing	679,541	589,315
Public sector finance	637,767	349,182
Total C&I	5,306,821	4,171,950
Commercial mortgage:
CRE	4,138,864	3,162,942
Multi-family	4,859,555	981,076
ADC	282,792	230,086
Total commercial mortgage	9,281,211	4,374,104
Total commercial	14,588,032	8,546,054
Residential mortgage	5,054,732	697,108
Consumer	366,219	284,068
Total portfolio loans	20,008,983	9,527,230
Allowance for loan losses	(77,907)	(63,622)
Total portfolio loans, net	$19,931,076	$9,463,608

Total portfolio loans include net deferred loan origination fees of $4,813 at December 31, 2017 and $1,788 at December 31, 2016.

At December 31, 2017, the Company pledged loans totaling $9,123,601 to the FHLB as collateral for certain borrowing arrangements. See Note 9. “Borrowings, Senior Notes and Subordinated Notes”.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

The following tables set forth the amounts and status of the Company’s loans and TDRs at December 31, 2017 and 2016:

	December 31, 2017
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$1,940,387	$1,232	$187	$—	$37,642	$1,979,448
Asset-based lending	797,570	—	—	—	—	797,570
Payroll finance	268,609	—	—	—	—	268,609
Warehouse lending	723,335	—	—	—	—	723,335
Factored receivables	220,551	—	—	—	—	220,551
Equipment financing	667,083	1,143	3,216	—	8,099	679,541
Public sector finance	637,767	—	—	—	—	637,767
CRE	4,104,173	8,403	4,131	437	21,720	4,138,864
Multi-family	4,853,677	595	834	—	4,449	4,859,555
ADC	278,587	—	—	—	4,205	282,792
Residential mortgage	4,925,996	22,416	6,038	324	99,958	5,054,732
Consumer	350,502	4,364	974	95	10,284	366,219
Total loans	$19,768,237	$38,153	$15,380	$856	$186,357	$20,008,983
Total TDRs included above	$13,175	$389	$—	$—	$29,325	$42,889
Non-performing loans:
Loans 90+ days past due and still accruing					$856
Non-accrual loans					186,357
Total non-performing loans					$187,213

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

	December 31, 2016
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$1,376,181	$835	$817	$555	$26,386	$1,404,774
Asset-based lending	741,942	—	—	—	—	741,942
Payroll finance	254,715	—	14	621	199	255,549
Warehouse lending	616,946	—	—	—	—	616,946
Factored receivables	213,624	—	—	—	618	214,242
Equipment financing	583,835	2,142	1,092	—	2,246	589,315
Public sector finance	349,182	—	—	—	—	349,182
CRE	3,140,561	967	—	406	21,008	3,162,942
Multi-family	981,005	—	—	—	71	981,076
ADC	224,817	—	—	—	5,269	230,086
Residential mortgage	675,750	5,509	951	108	14,790	697,108
Consumer	274,719	2,423	350	—	6,576	284,068
Total loans	$9,433,277	$11,876	$3,224	$1,690	$77,163	$9,527,230
Total TDRs included above	$11,032	$253	$—	$—	$1,989	$13,274
Non-performing loans:
Loans 90+ days past due and still accruing					$1,690
Non-accrual loans					77,163
Total non-performing loans					$78,853

The Company had no asset-based lending, warehouse lending or public sector finacne non-accrual loans at December 31, 2017 and 2016.

The following table provides additional analysis of the Company’s non-accrual loans at December 31, 2017 and 2016:

	December 31, 2017				December 31, 2016
	Recorded investment non-accrual loans	Recorded investment PCI non-accrual loans	Recorded investment total non-accrual loans	Unpaid principal balance non-accrual loans	Recorded investment non-accrual loans	Recorded investment PCI non-accrual loans	Recorded investment total non-accrual loans	Unpaid principal balance non-accrual loans
Traditional C&I	$33,631	$4,011	$37,642	$37,853	$22,338	$4,048	$26,386	$26,386
Payroll finance	—	—	—	—	199	—	199	199
Factored receivables	—	—	—	—	618	—	618	618
Equipment financing	8,099	—	8,099	8,099	2,246	—	2,246	2,246
CRE	18,762	2,958	21,720	25,739	15,063	5,945	21,008	25,619
Multi-family	4,449	—	4,449	4,705	71	—	71	71
ADC	4,205	—	4,205	4,205	5,269	—	5,269	5,398
Residential mortgage	99,644	314	99,958	113,002	13,399	1,391	14,790	18,190
Consumer	9,575	709	10,284	12,096	5,719	857	6,576	7,865
Total loans	$178,365	$7,992	$186,357	$205,699	$64,922	$12,241	$77,163	$86,592

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

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

At December 31, 2017 and 2016, the recorded investment of residential mortgage loans that were formally in process of foreclosure was $76,712 and $9,263, respectively, which are included in non-accrual residential mortgage loans above. The increase from December 31, 2016 was due to loans acquired in the Astoria Merger.

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at December 31, 2017:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	Purchased credit impaired loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Traditional C&I	$35,921	$1,933,155	$10,372	$1,979,448	$—	$19,072	$19,072
Asset-based lending	—	797,570	—	797,570	—	6,625	6,625
Payroll finance	—	268,609	—	268,609	—	1,565	1,565
Warehouse lending	—	723,335	—	723,335	—	3,705	3,705
Factored receivables	—	220,551	—	220,551	—	1,395	1,395
Equipment financing	5,341	674,200	—	679,541	—	4,862	4,862
Public sector finance	—	637,767	—	637,767	—	1,797	1,797
CRE	9,663	4,090,143	39,058	4,138,864	—	24,945	24,945
Multi-family	1,597	4,842,898	15,060	4,859,555	—	3,261	3,261
ADC	5,208	277,322	262	282,792	—	1,680	1,680
Residential mortgage	—	4,903,218	151,514	5,054,732	—	5,819	5,819
Consumer	3,132	352,741	10,346	366,219	—	3,181	3,181
Total loans	$60,862	$19,721,509	$226,612	$20,008,983	$—	$77,907	$77,907

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

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

The Company acquired PCI loans in the Astoria Merger, the NSBC Acquisition, the HVB Merger and the Provident Merger. The carrying value of these loans is presented in the tables above. At December 31, 2017 and 2016 the net recorded amount of PCI loans was $226,612 and $88,908, respectively. The increase from December 31, 2016 was due to PCI loans acquired in the Astoria Merger.

The following table presents the changes in the balance of the accretable yield discount for PCI loans for 2017, 2016, and 2015:

	Year ended December 31,
	2017	2016	2015
Balance at beginning of year	$11,117	$11,211	$724
Acquisition	46,111	2,200	12,527
Accretion	(7,468)	(4,937)	(2,229)
Disposals	(2,000)	—	(50)
Reclassification (to) from non-accretable difference	(2,178)	2,643	239
Balance at end of year	$45,582	$11,117	$11,211

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

Income is not recognized on PCI loans unless the Company can reasonably estimate the cash flows that are expected to be collected over the life of the loan. The following table presents the carrying value of the Company’s PCI loans segregated by those PCI loans subject to accretion, and those PCI loans under the cost recovery method at December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	PCI loans subject to accretion	PCI loans under cost recovery method (non-accrual)	Total PCI loans	PCI loans subject to accretion	PCI loans under cost recovery method (non-accrual)	Total PCI loans
Traditional C&I	$6,361	$4,011	$10,372	$10,039	$4,048	$14,087
Asset-based lending	—	—	—	17,695	—	17,695
CRE	36,100	2,958	39,058	38,087	5,945	44,032
Multi-family	15,060	—	15,060	4,366	—	4,366
ADC	262	—	262	4,967	—	4,967
Residential	151,200	314	151,514	776	1,391	2,167
Consumer	9,637	709	10,346	737	857	1,594
Total	$218,620	$7,992	$226,612	$76,667	$12,241	$88,908

The following table presents loans individually evaluated for impairment by segment of loans at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Unpaid principal balance	Recorded investment	Unpaid principal balance	Recorded investment
Loans with no related allowance recorded:
Traditional C&I	$36,408	$35,921	$25,221	$25,221
Payroll finance	—	—	570	570
Equipment financing	5,341	5,341	1,413	1,413
CRE	10,128	9,663	16,365	14,853
Multi-family	1,597	1,597	—	—
ADC	5,474	5,208	9,025	9,025
Residential	—	—	2,545	2,545
Consumer	3,132	3,132	1,764	1,764
Total	$62,080	$60,862	$56,903	$55,391

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

The following tables present the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for 2017, 2016 and 2015:

	For the year ended
	December 31, 2017		December 31, 2016		December 31, 2015
	YTD average recorded investment	Interest income recognized	YTD average recorded investment	Interest income recognized	YTD average recorded investment	Interest income recognized
With no related allowance recorded:
Traditional C&I	$26,413	$460	$25,508	$22	$2,718	$—
Payroll finance	—	—	71	—	—	—
Equipment Financing	4,004	—	1,275	—	757	—
CRE	11,808	374	13,625	133	12,155	102
Multi-family	399	65	—	—	1,078	—
ADC	5,687	206	6,132	31	8,819	234
Residential mortgage	1,068	—	768	—	515	—
Consumer	1,977	—	1,530	—	—	—
Total	$51,356	$1,105	$48,909	$186	$26,042	$336
There was no cash-basis interest income recognized from impaired loans during the years ended December 31, 2017 and 2016. There were no impaired loans with a related allowance recorded at December 31, 2017, 2016 and 2015.

Troubled Debt Restructuring
The following tables set forth the amounts and past due status of the Company’s TDRs at December 31, 2017 and December 31, 2016:

	December 31, 2017
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$565	$—	$—	$—	$21,083	$21,648
Equipment financing	898	—	—	—	826	1,724
CRE	2,921	—	—	—	115	3,036
ADC	1,495	—	—	—	4,205	5,700
Residential mortgage	5,154	336	—	—	2,810	8,300
Consumer	2,142	53	—	—	286	2,481
Total	$13,175	$389	$—	$—	$29,325	$42,889

	December 31, 2016
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$572	$—	$—	$—	$128	$700
Equipment financing	—	—	—	—	29	29
CRE	2,443	253	—	—	—	2,696
ADC	5,962	—	—	—	458	6,420
Residential mortgage	2,055	—	—	—	1,374	3,429
Total	$11,032	$253	$—	$—	$1,989	$13,274

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

There were no asset-based lending, payroll finance, warehouse lending, factored receivables, public sector finance, or multifamily loans that were TDRs for either period presented above. At December 31, 2016 there were also no consumer loans that were TDRs.

The Company had no outstanding commitments to lend additional amounts to customers with TDR loans as of December 31, 2017 and 2016, respectively.

The following table identifies TDRs that occurred during 2017 and 2016:

	December 31, 2017			December 31, 2016
		Recorded investment			Recorded investment
	Number	Pre- modification	Post- modification	Number	Pre- modification	Post- modification
Traditional C&I	1	$23,188	$23,188	—	$—	$—
Equipment financing	3	3,558	3,337	—	—	—
Commercial real estate	2	1,724	1,724	—	—	—
ADC	1	797	797	—	—	—
Residential mortgage	4	1,140	1,033	1	469	347
Total TDRs	11	$30,407	$30,079	1	$469	$347

There were no asset-based lending, payroll finance, warehouse lending, factored receivables, public sector finance, multi-family or consumer loans modified as TDRS during 2017 and 2016.

The amount of TDRs charged-off against the allowance for loan losses was $585 in 2017, $286 in 2016, and $74 in 2015.

(5) Allowance for Loan Losses

Activity in the allowance for loan losses for 2017 and 2016, and 2015 is summarized below:

	For the year ended December 31, 2017
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Traditional C&I	$12,864	$(5,489)	$1,142	$(4,347)	$10,555	$19,072
Asset-based lending	3,316	—	5	5	3,304	6,625
Payroll finance	951	(188)	6	(182)	796	1,565
Warehouse lending	1,563	—	—	—	2,142	3,705
Factored receivables	1,669	(982)	23	(959)	685	1,395
Equipment financing	5,039	(3,165)	387	(2,778)	2,601	4,862
Public sector finance	1,062	—	—	—	735	1,797
CRE	20,466	(2,379)	163	(2,216)	6,695	24,945
Multi-family	4,991	—	—	—	(1,730)	3,261
ADC	1,931	(27)	269	242	(493)	1,680
Residential mortgage	5,864	(860)	161	(699)	654	5,819
Consumer	3,906	(1,095)	314	(781)	56	3,181
Total allowance for loan losses	$63,622	$(14,185)	$2,470	$(11,715)	$26,000	$77,907
Annualized net charge-offs to average loans outstanding						0.10%

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

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
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

Loans that are risk-rated 1 through 6 as defined above are considered to be pass-rated loans. As of December 31, 2017 and 2016 the risk category of gross loans by segment was as follows:

	December 31, 2017			December 31, 2016
	Special mention	Substandard	Doubtful	Special mention	Substandard	Doubtful
Traditional C&I	$7,453	$53,915	$746	$12,125	$28,977	$442
Asset-based lending	30,958	3,835	—	35,373	—	—
Payroll finance	15,542	352	—	—	820	—
Factored receivables	187	—	—	185	433	—
Equipment financing	4,093	9,299	—	2,128	3,397	—
CRE	40,438	34,529	—	39,190	29,463	—
Multi-family	26,602	14,266	—	7,072	658	—
ADC	4,204	4,639	—	6,899	8,870	—
Residential mortgage	6,038	101,149	—	951	15,796	—
Consumer	1,043	10,507	18	646	6,738	—
Total	$136,558	$232,491	$764	$104,569	$95,152	$442

There were no warehouse lending or public sector finance loans rated special mention, substandard or doubtful for the periods presented.
There were no loans rated loss at December 31, 2017 and 2016.

(6) Premises and Equipment, Net

Premises and equipment are summarized as follows:

	December 31,
	2017	2016
Land and land improvements	$160,376	$11,679
Buildings	127,959	29,785
Leasehold improvements	40,442	33,070
Furniture, fixtures and equipment	81,424	63,877
Total premises and equipment, gross	410,201	138,411
Accumulated depreciation and amortization	(88,479)	(81,093)
Total premises and equipment, net	$321,722	$57,318

Depreciation and amortization of premises and equipment totaled $11,670, $8,375 and $7,476 for the year ended 2017, 2016, and 2015, respectively.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

(7) Goodwill and Other Intangible Assets

Goodwill and other intangible assets are presented in the tables below. The increase in goodwill and certain other intangible assets in 2017 was related to the Astoria Merger. (See Note 2. “Acquisitions”).

Goodwill
The change in goodwill for the periods presented was as follows:

	For the year ended December 31,
	2017	2016
Beginning of period balance	$696,600	$670,699
Acquired goodwill	883,291	25,901
End of period balance	$1,579,891	$696,600

Other intangible assets
The balance of other intangible assets for the periods presented was as follows:

	Gross intangible assets	Accumulated amortization	Net intangible assets
December 31, 2017
Core deposits	$157,959	$(31,414)	$126,545
Customer lists	10,450	(4,596)	5,854
Non-compete agreements	11,808	(11,516)	292
Trade name	20,500	—	20,500
Fair value of below market leases	725	(725)	—
	$201,442	$(48,251)	$153,191

December 31, 2016
Core deposits	$58,021	$(20,566)	$37,455
Customer lists	10,450	(2,767)	7,683
Non-compete agreements	11,808	(11,183)	625
Trade name	20,500	—	20,500
Fair value of below market leases	725	(635)	90
	$101,504	$(35,151)	$66,353

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

Other intangible assets, except the trade name intangible asset, are amortized on a straight-line or accelerated bases over their estimated useful lives, which range from one to 10 years. Other intangible asset amortization expense totaled $13,008 in 2017; $12,416 in 2016; and $10,043 in 2015. The amortization of the fair value of below market leases was included in rent expense for all periods. The estimated aggregate future amortization expense for other intangible assets remaining as of December 31, 2017 was as follows:

Amortization expense
2018	$23,646
2019	19,181
2020	16,800
2021	15,104
2022	13,703
Thereafter	44,257
Total	$132,691

(8) Deposits

Deposit balances at December 31, 2017 and 2016 are summarized as follows:

	December 31,
	2017	2016
Non-interest bearing demand	$4,080,742	$3,239,332
Interest bearing demand	3,882,064	2,220,456
Savings	2,758,642	747,031
Money market	7,377,118	3,277,686
Certificates of deposit	2,439,638	583,754
Total deposits	$20,538,204	$10,068,259

Municipal deposits totaled $1,585,076 and $1,270,921 at December 31, 2017 and December 31, 2016, respectively. See Note 3. “Securities” for the amount of securities that were pledged as collateral for municipal deposits and other purposes.

Certificates of deposit had remaining periods to contractual maturity as follows:

	December 31,
	2017	2016
Remaining period to contractual maturity:
Less than one year	$1,270,605	$480,162
One to two years	525,846	47,768
Two to three years	362,233	42,492
Three to four years	160,432	7,210
Four to five years	120,522	6,122
Total certificates of deposit	$2,439,638	$583,754

Certificate of deposit accounts that exceed the FDIC Insurance limit of $250 or more totaled $371,671 and $132,406 at December 31, 2017 and 2016, respectively.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

Listed below are the Company’s brokered deposits:

	December 31,
	2017	2016
Interest bearing demand	$23,820	$426,437
Money market	773,804	5,560
Savings	—	246,572
Reciprocal CDARs [1]	102,259	153,060
CDARs one way	204,331	—
Total brokered deposits	$1,104,214	$831,629

1 Certificate of deposit account registry service

(9) Borrowings, Senior Notes and Subordinated Notes

The Company’s borrowings and weighted average interest rates are summarized as follows:

	December 31,
	2017		2016
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB advances and overnight	$4,510,123	1.69%	$1,791,000	1.01%
Repurchase agreements	30,162	0.64	16,642	0.75
5.50% Senior Notes	76,805	5.98	76,469	5.98
3.50% Senior Notes	201,404	3.19	—	—
Subordinated Notes	172,716	5.45	172,501	5.45
Total borrowings	$4,991,210	1.96	$2,056,612	1.56
By remaining period to maturity:
Less than one year	$2,989,093	1.69%	$1,397,642	0.87%
One to two years	775,714	1.79	311,469	2.53
Two to three years	802,650	2.34	75,000	1.50
Three to four years	251,037	2.04	50,000	1.38
Four to five years	—	—	50,000	1.68
Greater than five years	172,716	5.45	172,501	5.45
Total borrowings	$4,991,210	1.96	$2,056,612	1.56

FHLB advances and overnight. As a member of the FHLB, the Bank may borrow up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of December 31, 2017 and 2016, the Bank had pledged residential mortgage and CRE loans with eligible collateral values of $9,123,601 and $2,349,604, respectively. The Bank had also pledged securities to secure borrowings, which are disclosed in Note 3. “Securities.” As of December 31, 2017, the Bank may increase its borrowing capacity by pledging unencumbered securities and mortgage loans that are not required to be pledged for other purposes with an estimated collateral value of $4,622,150.

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

5.50% Senior Notes. The Company issued $100,000 principal amount of 5.50% fixed rate senior notes (the “5.50% Senior Notes”) through a private placement at a discount of 1.75%. The cost of issuance was $303, and at December 31, 2017 and 2016 the unamortized discount was $195 and $531, respectively, which will be accreted to interest expense over the life of the 5.50% Senior Notes, resulting in an effective yield of 5.98%. Interest is due semi-annually in arrears on January 2 and July 2 until maturity on July 2, 2018. During the third quarter of 2016, the Company reacquired $23,000 of the Senior Notes and incurred a loss on extinguishment of debt associated with this redemption of $1,013, which was included in non-interest expense in the consolidated income statements.

The 5.50% Senior Notes are unsecured obligations of the Company and rank equally with all other unsecured unsubordinated indebtedness, and will be effectively subordinated to any secured indebtedness to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to the existing and future indebtedness of the Company’s subsidiaries.

The 5.50% Senior Notes were issued under an indenture between the Company and U.S. Bank National Association, as trustee (the “U.S. Bank Indenture”). The U.S. Bank Indenture includes provisions that, among other things, restrict the Company’s ability to dispose of or issue shares of voting stock of a principal subsidiary bank (as defined in the U.S. Bank Indenture) or transfer the entirety of, or a substantial amount of, the Company’s assets or merge or consolidate with or into other entities, without satisfying certain conditions. Such conditions were satisfied in the Astoria Merger.

The 5.50% Senior Notes are not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements.

3.50% Senior Notes. On October 2, 2017, in connection with the Astoria Merger, the Company assumed $200,000 principal amount of 3.50% fixed rate senior notes that mature on June 8, 2020 (the “3.50% Senior Notes”). The 3.50% Senior Notes were issued by Astoria on June 8, 2017 through a public offering. The Company recorded 3.50% Senior Notes at estimated fair value of 100.76 on the acquisition date, which was based on quoted market value. The fair value adjustment of $1,520 is being amortized over the remaining maturity using a level-yield methodology which results in an effective cost of 3.19%.

The 3.50% Senior Notes were issued under an indenture assumed by the Company and Wilmington Trust National Association, as trustee (the “Wilmington Indenture”). The Wilmington Indenture includes provisions that among other things, restrict the Company’s ability to dispose of or issue shares of voting stock of a material subsidiary (as defined in the Wilmington Indenture) or transfer the entirety of, or a substantial amount of, the Company’s assets or merge or consolidate with or into other entities, without satisfying certain conditions. Such conditions were satisfied in the Astoria Merger.

Subordinated Notes. On March 29, 2016, the Bank issued $110,000 aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes (the “Subordinated Notes”) through a private placement at a discount of 1.25%. The cost of issuance was $500. On September 2, 2016, the Bank reopened the Subordinated Notes offering and issued an additional $65,000 principal amount of Subordinated Notes. The Subordinated Notes issued September 2, 2016 are fully fungible with, rank equally in right of payment with, and form a single series with the Subordinated Notes issued March 29, 2016. Such notes were issued to the purchasers at a premium of 0.50% and an underwriters discount of 1.25%. The cost of issuance was $275. At December 31, 2017, the net unamortized discount of all Subordinated Notes was $2,284, which will be accreted to interest expense over the life of the Subordinated Notes, resulting in an effective yield of 5.45%. Interest is due semi-annually in arrears on April 1 and October 1 of each year, until April 1, 2021. From and including April 1, 2021, the Subordinated Notes will bear interest at a floating rate per annum equal to three-month LIBOR plus 3.937%, payable quarterly on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2021, through maturity on April 1, 2026 or earlier redemption. The Subordinated Notes are also redeemable by the Bank, in whole or in part, on April 1, 2021 and each interest payment date thereafter. The Subordinated Notes are redeemable in whole at any time upon the occurrence of certain specified events. The Subordinated Notes are unsecured, subordinated obligations of the Bank and are subordinated in right of payment to all of the Bank’s existing and future senior indebtedness, including claims of depositors and general creditors. The Subordinated Notes qualify as Tier 2 capital for regulatory purposes. See Note 16. “Stockholders’ Equity”, for additional information.

Revolving line of credit. On September 5, 2017, the Company amended and renewed its existing revolving line of credit agreement for a new 12-month term. The loan agreement is for a $35,000 revolving line of credit facility (the “Credit Facility”) with a financial institution that matures on September 4, 2018. The balance was zero at December 31, 2017 and December 31, 2016. The use of proceeds are for general corporate purposes. The line and accrued interest is payable at maturity, and is required to maintain a zero balance for at least 30 days during its term. The line bears interest at one-month LIBOR plus 1.25%. Under the terms of the Credit

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

Facility, the Company and the Bank must maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. The Company and the Bank were in compliance with all requirements of the Credit Facility at December 31, 2017.

(10) Derivatives

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. These derivative contracts relate to transactions in which the Company enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the Company to provide a fixed rate borrowing to a customer and effectively convert the loan to a variable rate loan. Because the Company acts as an intermediary for its customers, changes in the fair value of the underlying derivative contracts largely offset each other and do not materially impact results of operations.

The Company has entered into interest rate swap contracts that are both over-the-counter, or OTC, and those that are exchanged on futures markets such as the Chicago Mercantile Exchange, or the CME. At December 31, 2017 and December 31, 2016, the OTC derivatives are included in the financial statements at the gross fair value amount of the asset (included in other assets) and liability (included in other liabilities), which represents the change in the fair value of the contract since inception. Effective for 2017, the CME amended its rulebook to legally characterize variation margin payments (a payment made based on changes in the fair value of the interest rate swap contracts) as a settlement, referred to as settled-to-market, or STM. As a result of this change, at December 31, 2017 the Company paid cash as STM in the amount of $3,523 for the net fair value of its CME interest rate swap contracts with another financial institution. The variation margin payment changes daily, positively or negatively, based on a change in the fair value of the underlying interest rate swap contracts.

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

Summary information as of December 31, 2017 and 2016 regarding these derivatives is presented below:

	Notional amount	Average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
December 31, 2017
Included in other assets:
Third-party interest rate swap	$314,754				$1,155
Customer interest rate swap	306,529				3,302
Total	$621,283	5.79	4.28%	1 m Libor + 1.94%	$4,457
Included in other liabilities:
Third-party interest rate swap	$(306,529)				$(4,718)
Customer interest rate swap	(314,754)				(3,262)
	$(621,283)	5.79	4.28%	1 m Libor + 1.94%	$(7,980)
December 31, 2016
Third-party interest rate swap	$296,282	5.63	3.94	1 m Libor + 2.29%	$2,088
Customer interest rate swap	(296,282)	5.63	3.94	1 m Libor + 2.29%	(2,088)

The Company enters into various commitments to sell real estate loans into the secondary market. Such commitments are considered to be derivative financial instruments; however, the fair value of these commitments is not material.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

(11) Income Taxes

Income tax expense for the periods indicated consisted of the following:

	For the year ended December 31,
	2017	2016	2015
Current tax expense:
Federal	$4,375	$55,418	$25,634
State and local	2,181	12,854	5,862
Total current tax expense	6,556	68,272	31,496
Deferred tax expense (benefit):
Federal	71,536	(1,069)	(1,406)
State and local	9,847	179	1,745
Total deferred tax expense (benefit)	81,383	(890)	339
Total income tax expense	$87,939	$67,382	$31,835

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory Federal tax rate for the following reasons:

	For the year ended December 31,
	2017	2016	2015
Tax at federal statutory rate of 35%	$63,341	$72,574	$34,282
State and local income taxes, net of federal tax benefit	7,818	8,472	4,945
Tax-exempt interest, net of disallowed interest	(18,948)	(11,094)	(5,218)
BOLI income	(2,665)	(1,933)	(1,853)
Non-deductible acquisition related costs	2,965	—	700
Low income housing tax credits	(1,872)	(469)	(215)
Equity-based stock compensation benefit	(1,528)	—	—
Estimated deferred tax adjustment related to reduction in federal income tax rate	40,285	—	—
Other, net	(1,457)	(168)	(806)
Actual income tax expense	$87,939	$67,382	$31,835
Effective income tax rate	48.6%	32.5%	32.5%

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

The following table presents the Company’s deferred tax position at December 31, 2017 and 2016:

	December 31,
	2017	2016
Deferred tax assets:
Allowance for loan losses	$20,468	$25,039
Deferred compensation	315	656
Other accrued compensation and benefits	22,321	9,920
Accrued post retirement expense	7,885	2,060
Deferred rent	3,445	3,268
Intangible assets	1,612	3,108
Other comprehensive loss (securities)	11,422	16,911
Other comprehensive loss (defined benefit plans)	447	479
Pension expense	11,691	—
Accrued expenses	4,923	252
State NOL carryforward	15,400	—
AMT credit carryforward	4,070	—
Other	3,237	3,719
Total deferred tax assets	107,236	65,412
Deferred tax liabilities:
Mortgage servicing rights	2,722	403
Prepaid pension costs	—	3,798
Acquisition fair value adjustments	—	18,948
Depreciation of premises and equipment	1,026	809
Deferred loan fees and costs	5,001	—
Other	1,154	906
Total deferred tax liabilities	9,903	24,864
Net deferred tax asset	$97,333	$40,548

On December 22, 2017, the Tax Act was enacted, which included a reduction of the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, the Company was required to remeasure, through income tax expense, the Company’s deferred tax assets and liabilities using the enacted rate at which the deferred items are expected to be recovered or settled. The remeasurement of our net deferred tax asset resulted in additional income tax expense of $40,285 in 2017.

Also on December 22, 2017, the SEC released Staff Accounting Bulletin No. 118 (“SAB 118”) to address any uncertainty or diversity of views in practice in accounting for the income tax effects of the Tax Act in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete this accounting in the reporting period ended December 31, 2017. SAB 118 allows for a measurement period not to extend beyond one year from the enactment of the Tax Act to complete the necessary accounting.

The Company recorded provisional adjustments but has not completed its accounting for income tax effects for certain elements of the Tax Act, including purchase accounting adjustments recorded in connection with the Astoria Merger. Moreover, the Company has made no adjustments to deferred tax assets representing future deductions for accrued compensation that may be subject to new limitations under Internal Revenue Code 162(m) which, generally, limits the annual deduction for certain compensation paid to certain employees to $1,000. There is uncertainty in applying the newly-enacted rules to existing contracts, and the Company is seeking further clarifications in order to complete its analysis.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

Based on the Company’s consideration of historical and anticipated future pre-tax income, and the reversal period for the items resulting in the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at either December 31, 2017 or 2016.

Retained earnings at December 31, 2017 and 2016 included approximately $9,313 for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of the Bank’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purposes other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at both December 31, 2017 and 2016, was approximately $3,260.

The Company acquired state and local net operating loss (“NOL”) carryforwards in the Astoria Merger. The Company has an available New York State NOL carryforward of $164,786, which expires in 2024. The Company has an available New York City NOL carryforward of $66,612, which expires in various years from 2024 through 2037.

At December 31, 2017 and 2016, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company records interest and penalties as a component of other non-interest expense.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the state of New York and various other states. The Company is generally no longer subject to examination by federal, state and local taxing authorities for tax fiscal years prior to September 30, 2014.

(12) Stock-Based Compensation

The Company has active stock-based compensation plans, as described below.

The Company’s stockholders approved the 2015 Omnibus Equity and Incentive Plan (the “2015 Plan”) on May 28, 2015. The 2015 Plan permits the grant of stock options, stock appreciation rights, restricted stock (both time-based and performance-based), restricted stock units, deferred stock and other stock-based awards. The total number of shares that may be awarded under the 2015 Plan is 2,800,000 shares plus the remaining shares available for grant under the 2014 Stock Incentive Plan (the “2014 Plan”). At December 31, 2017, there were 3,101,327 shares available for future grant under the 2015 Plan.

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

In connection with the Provident Merger, the Company granted 104,152 options at an exercise price of $14.25 per share under which the Company assumed all outstanding fully-vested Legacy Sterling stock options. All options were exercised or expired on March 15, 2017. The Company also granted 95,991 shares under the Legacy Sterling Bancorp 2013 Employment Inducement Award Plan to certain executive officers of Legacy Sterling. In addition, the Company issued 255,973 shares of restricted stock from shares available under a prior plan to certain executives of Legacy Sterling. The weighted average grant date fair value under both of these plans was $11.72 per share and the restricted stock awards vested in October 2016.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

The following table summarizes the activity in the Company’s active stock-based compensation plans for the periods presented:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at December 31, 2014	1,999,022	643,887	$11.79	2,040,299	$11.10
2015 Plan	2,800,000	—	—	—	—
Granted (1)	(732,023)	447,807	14.02	24,566	14.22
Stock awards vested	—	(330,384)	11.23	—	—
Exercised	—	—	—	(406,422)	11.58
Forfeited	192,970	(34,510)	12.92	(71,871)	12.90
Canceled/expired	(134.304)	—	—	—	—
Balance at December 31, 2015	4,125,665	726,800	$13.36	1,586,572	$10.95
Granted	(515,869)	515,869	14.60	—	—
Stock awards vested	—	(261,989)	13.09	—	—
Exercised	—	—	—	(503,893)	10.47
Forfeited	130,758	(48,457)	13.88	(78,560)	13.41
Canceled/expired	(100,716)	—	—	—	—
Balance at December 31, 2016	3,639,838	932,223	$14.09	1,004,119	$11.00
Granted	(610,075)	610,075	24.13	—	—
Stock awards vested	—	(228,661)	16.23	—	—
Exercised	—	—	—	(244,252)	10.52
Forfeited	76,877	(74,877)	18.92	(2,000)	13.18
Canceled/expired	(5,313)	—	—	—	—
Balance at December 31, 2017	3,101,327	1,238,760	$20.00	757,867	$11.15
Exercisable at December 31, 2017				754,678	$11.13

(1)	Reflects certain non-vested stock awards that counted as either 3.5 shares or 3.6 shares (depending on under which stock plan the awards were granted) for each share award granted.

Other information regarding options outstanding at December 31, 2017 follows:

	Outstanding			Exercisable
		Weighted average			Weighted average
	Number of stock options	Exercise price	Life (in years)	Number of stock options	exercise price
Range of exercise prices:
$6.71 to $9.00	198,278	$8.34	4.43	198,278	$8.34
9.28 to 11.36	220,862	10.86	5.07	220,862	10.86
11.36 to 13.18	91,050	12.02	4.85	91,050	12.02
13.23 to 15.01	247,677	13.33	6.85	244,488	13.31
	757,867	11.15	5.46	754,678	11.13

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $10,196 and $10,165, respectively, at December 31, 2017.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

Proceeds from stock option exercises were $2,578; $3,588; and $2,764 for 2017, 2016, and 2015 respectively.

The Company uses an option pricing model to estimate the grant date fair value of stock options granted. There were no stock options granted in 2017 and 2016. The weighted average estimated value per option granted was $2.14 for 2015.

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date:

For the year ended December 31, 2015
Risk-free interest rate	1.8%
Expected stock price volatility	21.2
Dividend yield (1)	3.1
Expected term in years	5.76
(1) Represents the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense associated with stock options and non-vested stock awards and the related income tax benefit was as follows:

	For the year ended December 31,
	2017	2016	2015
Stock options	$149	$404	$909
Non-vested stock awards/performance units	7,961	6,114	3,671
Total	$8,110	$6,518	$4,580
Income tax benefit	$2,149	$2,118	$1,417

Unrecognized stock-based compensation expense at December 31, 2017 was as follows:

December 31, 2017
Stock options	$2
Non-vested stock awards/performance units	13,540
Total	$13,542

The weighted average period over which unrecognized stock options is expected to be recognized is 0.75 years. The weighted average period over which unrecognized non-vested awards/performance units is expected to be recognized is 1.55 years.

(13) Pension and Other Post Retirement Benefits

(a)	Existing Pension Plans and Other Post Retirement Benefits
On October 2, 2017, in connection with the Astoria Merger, the Company assumed all of the assets and liabilities of the Astoria Bank Pension Plan the Astoria Excess and Supplemental Benefit Plans, Astoria Directors’ Retirement Plan, the Greater New York Savings Bank Directors’ Retirement Plan (the “Greater Plan”) and the Long Island Bancorp Directors’ Retirement Plan (the “LIB Plan”). The Company also assumed other post retirement benefits plans including the Astoria Bank Retiree Health Care Plan, and the Astoria Bank BOLI plan.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

The following is a summary of changes in the projected benefit obligation and fair value of pension plans and other post retirement benefits plan assets.

	Pension benefits		Other post retirement benefits
	December 31,		December 31,
	2017	2016	2017	2016
Changes in projected benefit obligation:
Beginning of year balance	$—	$—	$12,125	$11,733
Benefit obligation assumed in Astoria Merger	259,152	—	21,325	—
Service cost	—	—	22	—
Interest cost	2,189	—	557	417
Actuarial loss	3,561	—	984	64
Benefits and distributions paid	(11,319)	—	(236)	(89)
End of year balance	253,583	—	34,777	12,125
Changes in fair value of plan assets:
Beginning of year balance	—	—	—	—
Fair value of pension plan assets at October 2, 2017	194,010	—	—	—
Actual gain on plan assets	6,234	—	—	—
Employer contributions	9,470	—	236	89
Benefits and distributions paid	(11,319)	—	(236)	(89)
End of year balance	198,395	—	—	—
Funded status at end of year	$(55,188)	$—	$(34,777)	$(12,125)

The underfunded pension benefits and other post retirement benefits at December 31, 2017 and 2016 are included in other liabilities in our consolidated balance sheets.

The Company did not make a contribution to the Astoria Bank Pension Plan in 2017. Management anticipates it will make a contribution in 2018 of approximately $30,000. No pension plan assets are expected to be returned to the Company.

The following is a summary of the pre-tax components of accumulated other comprehensive loss related to pension plans and other post retirement benefits. We do not expect that any net actuarial (gain) loss and prior service cost will be recognized as components of net periodic cost in 2018.

	Pension benefits		Other post retirement benefits
	December 31,		December 31,
	2017	2016	2017	2016
Net actuarial loss	$613	$—	$101	$—
Total accumulated other comprehensive loss	$613	$—	$101	$—

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

The following is a summary of the discount rates used to determine the benefit obligations at the dates indicated.

	December 31,
	2017	2016
Pension benefit plans:
Astoria Bank Pension Plan	3.44%	N/A
Astoria Excess and Supplemental Benefit Plans	3.14	N/A
Astoria Directors’ Retirement Plan	2.82	N/A
Greater Directors’ Retirement Plan	2.96	N/A
LIB Directors’ Retirement Plan	N/A	N/A
Other post retirement benefit plans:
Sterling Other Post retirement medical, dental and vision plans	2.80% to 3.62%	2.78% to 4.00%
Astoria Bank Retiree Health Care Plan	3.42	N/A

The components of net periodic pension expense were as follows:

	Pension benefits			Other post retirement benefits
	For the Year Ended December 31,			For the Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Service cost	$—	$—	$—	$22	$—	$6
Interest cost	2,189	—	1,766	557	417	373
Expected return on plan assets	(3,287)	—	(2,187)	—	—	—
Amortization of unrecognized actuarial loss	—	—	272	19	—	—
Amortization of transition obligation	—	—	—	2	—	—
Amortization of prior service cost	—	—	—	14	64	161
Plan termination / Partial settlement charge	—	—	13,384	—	—	—
Net periodic pension (benefit) expense	$(1,098)	$—	$13,235	$614	$481	$540

Net periodic pension (benefit) expense is included in compensation and benefits in the consolidated income statements; however, the termination and settlement charge for the defined benefit pension plan was presented as a separate line item due to its significance.

The following is a summary of the assumptions used to determine the net periodic (benefit) cost for the years ended December 31, 2017 and 2016.

	Discount rate		Expected return on plan assets
	2017	2016	2017	2016
Pension benefit plans:
Astoria Bank Pension Plan	3.61%	N/A	7.00%	N/A
Astoria Excess and Supplemental Benefit Plans	3.21	N/A	N/A	N/A
Astoria Directors’ Retirement Plan	2.78	N/A	N/A	N/A
Greater Directors’ Retirement Plan	2.96	N/A	N/A	N/A
LIB Directors’ Retirement Plan	N/A	N/A	N/A	N/A
Other post retirement benefit plans:
Sterling Other Post retirement medical, dental and vision plans	2.78% to 4.15%	2.78% to 4.00%	N/A	N/A
Astoria Bank Retiree Health Care Plan	3.58	N/A	N/A	N/A

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

(b)	Former Pension Plan
On October 15, 2015, the Company terminated the Sterling National Bank Defined Benefit Pension Plan (the “Plan”) and satisfied all obligations owed to Plan participants, through the purchase of annuities from a third-party insurance carrier and lump sum distributions, as elected by Plan participants in an aggregate amount of $58,171. In connection with the Plan termination, the Company incurred a settlement charge of $13,384, which was comprised of the change in fair value of Plan assets of $4,068, the recognition of the remaining balance of accumulated other comprehensive loss through earnings of $7,936, and a charge representing the difference between the Company’s effective tax rate and its marginal tax rate of $1,380. The balance of the pension reversion asset is $6,648 (which is recorded in other assets in the consolidated balance sheets) at December 31, 2017. This asset will be held in custody by the Company’s 401(k) plan custodian and is expected to be charged to earnings over the next three to four years as it is distributed to employees under qualified compensation and benefit programs.

(c)	Other Existing Post Retirement Benefit Plans
The Company provides other post retirement benefit plans, which are unfunded. Included in the tables below is information regarding Supplemental Executive Retirement Plans (“SERP”) to certain former directors and officers of the Company, life insurance benefits to certain directors and officers of the Company and former Legacy Sterling officers and directors.

In connection with the HVB Merger, the Company assumed SERP liabilities of $16,059. The Company terminated the HVHC SERP as of the acquisition date. Plan participants received a lump-sum cash payment in July 2015 and all plan obligations were satisfied.

On October 2, 2017, as part of the Astoria Merger, the Company assumed the Astoria Bank Retiree Health Care Plan. The following table presents the assumed health care cost trend rates at the dates indicated.

	December 31,
	2017	2016
Health care cost trend rate assumed for the next year:
Pre-age 65	7.00%	N/A
Post-age 65	6.75	N/A
Rate to which the cost trend rate is assumed to decline (the “ultimate trend rate”)	4.75	N/A
Year that ultimate trend rate is reached	2026	N/A

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. The following table presents the effects on a one-percentage point change in assumed health care cost trend rates.

	One percentage point increase	One percentage point decrease
Effect on total service and interest cost components	$25	$(20)
Effect on the post retirement benefit obligation	2,300	(1,896)

Estimated future total benefits expected to be paid are the following for the years ending December 31:

	Pension benefits	Other post retirement benefits
2018	$12,568	$1,270
2019	12,560	1,400
2020	12,801	1,483
2021	14,162	1,566
2022	13,241	1,562
Thereafter	67,102	16,669

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

The Astoria Bank Pension Plan’s assets are measured at estimated fair value on a recurring basis. The Astoria Bank Pension Plan groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are described in Note 19. “Fair Value Measurements.” Other than the Astoria Bank Pension Plan’s investment in Sterling Bancorp common stock, the assets are managed by Prudential Retirement Insurance and Annuity Company (“PRIAC”).

The following tables set forth the carrying values of the Astoria Bank Pension Plan’s assets measured at estimated fair value on a recurring basis and the level within the fair value for the fair value measurements.

	Carrying value at December 31, 2017
	Total	Level 1	Level 2	Level 3
PRIAC Pooled Separate Accounts (1)	$165,315	$165,315	$—	$—
Sterling Bancorp common stock	20,553	20,553	—	—
PRIAC Guaranteed Deposit Account	12,464	—	—	12,464
Cash and cash equivalents	63	63	—	—
Total	$198,395	$185,931	$—	$12,464

(1)	Investment allocation consists of 42% large-cap equity 33% fixed income, 11% international equity, 8% small-cap equity and 6% mid-cap equity.

The following table sets forth a summary of changes in the estimated fair value of the Astoria Bank Pension Plan’s Level 3 assets for the period indicated.

For the period from October 2, 2017 to December 31, 2017
Fair value at October 2, 2017	$11,888
Total net loss, realized and unrealized, included in net assets (1)	(47)
Purchases	3,375
Sales	(2,752)
Fair value at December 31, 2017	$12,464

(1)	Includes unrealized gain related to assets held at December 31, 2017 of $153 for the period October 2, 2017 to December 31, 2017.

The following table presents information about significant unobservable inputs related to the Astoria Bank Pension Plan’s investment in Level 3 assets at the date indicated.

	PRIAC guaranteed deposit account range at December 31, 2017
Significant unobservable inputs:
Composite market value factor	1.012	-	1.020
Gross guaranteed crediting rate (1)	2.55%	-	3.59%

(1)	Gross guaranteed crediting rates must be greater than or equal to contractual minimum crediting rate.

The overall strategy of the Astoria Bank Pension Plan investment policy is to have a diverse investment portfolio that reasonably spans established risk/return levels, preserves liquidity and provides long-term investment returns equal to or greater than the actuarial assumptions. The strategy allows for a moderate risk approach in order to achieve greater long-term asset growth. The asset mix within the various insurance company pooled separate accounts and trust company trust funds can vary but should not be more than 80% in equity securities, 50% in debt securities and 25% in liquidity funds. Within equity securities, the mix is further clarified to have ranges not to exceed 10% in any one company, 30% in any one industry, 50% in funds that mirror the S&P 500, 50% in large-cap equity securities, 20% in mid-cap equity securities, 20% in small-cap equity securities and 10% in international equities. In addition, up to 15% of total plan assets may be held in Sterling Bancorp common stock. However, the Astoria Bank Pension Plan will not acquire Sterling Bancorp

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

common stock to the extent that, immediately after the acquisition, such common stock would represent more than 10% of total plan assets.

The following is a description of valuation methodologies used for the Astoria Bank Pension Plan's assets measured at estimated fair value on a recurring basis.

PRIAC Pooled Separate Accounts
The fair value of the Astoria Bank Pension Plan’s investments in the PRIAC Pooled Separate Accounts is based on the fair value of the underlying securities included in the pooled separate accounts which consist of equity securities and bonds. Investments in these accounts are represented by units and a per unit value. The unit values are calculated by PRIAC and fair value is reported at unit value which is priced daily. For the underlying equity securities, PRIAC obtains closing market prices for those securities traded on a national exchange. For bonds, PRIAC obtains prices from a third party pricing service using inputs such as benchmark yields, reported trades, broker/dealer quotes and issuer spreads. Prices are reviewed by PRIAC and are challenged if PRIAC believes the price is not reflective of fair value. There are no restrictions as to the redemption of these pooled separate accounts nor does the Astoria Bank Pension Plan have any contractual obligations to further invest in any of the individual pooled separate accounts. These investments are classified as Level 1.

Sterling Bancorp common stock
The fair value of the Astoria Bank Pension Plan’s investment in Sterling Bancorp common stock is obtained from a quoted market price in an active market and, as such, this investment is classified as Level 1.

PRIAC Guaranteed Deposit Account
The fair value of the Astoria Bank Pension Plan’s investment in the PRIAC Guaranteed Deposit Account is calculated by PRIAC and approximates the fair value of the underlying investments by discounting expected future investment cash flows from both investment income and repayment of principal for each investment purchased directly for the general account. The discount rates assumed in the calculation reflect both the current level of market rates and spreads appropriate to the quality, average life and type of investment being valued. PRIAC calculates a contract-specific composite market value factor, which is determined by summing the product of each investment year's market value factor as of the plan year end by the particular contracts balance within the investment year and dividing the result by the contracts total investment year balance. This contract-specific market value factor is then multiplied by the contract value, which represents deposits made to the contract, plus earnings at the guaranteed crediting rates, less withdrawals and fees, to arrive at the estimated fair value. This investment is classified as Level 3.

Cash and cash equivalents
The fair value of the Astoria Bank Pension Plan’s cash and cash equivalents represents the amount available on demand and, as such, are classified as Level 1.

(d)	Employee Savings Plan
The Company also sponsors a defined contribution plan established under Section 401(k) of the IRS Code. Eligible employees may elect to contribute up to 50.0% of their compensation to the plan. In 2015, the Company made matching contributions equal to 50.0% of a participant’s contributions up to a maximum matching contribution of 3.0% of eligible compensation. The plan also provides for a discretionary profit sharing component, in addition to the matching contributions. Beginning January 1, 2016, the Company implemented a profit sharing contribution equal to 3.0% of eligible compensation of all employees, to be funded by the pension reversion asset described above. The contribution is made to all eligible employees regardless of their 401(k) elective deferral percentage. Voluntary matching and profit sharing contributions are invested in accordance with the participant’s direction in one or a number of investment options. Savings plan expense was $3,827 for 2017, $3,210 for 2016; $1,769 for 2015. Prior to 2016, there was no profit sharing component contributed by the Company.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

(14) Other Non-interest Expense

Other non-interest expense items are presented in the following table. Significant components of the aggregate of total net interest income and total non-interest income are presented separately.

	For the year ended December 31,
	2017	2016	2015
Other non-interest expense:
Advertising and promotion	$3,682	$2,948	$2,522
Professional fees	9,982	10,276	8,308
Data and check processing	19,387	8,866	8,825
Insurance & surety bond premium	3,317	3,150	3,186
Other	22,557	18,556	17,836
Total other non-interest expense	$58,925	$43,796	$40,677

(15) Earnings Per Common Share

The following is a summary of the calculation of earnings per common share (“EPS”):

	For the year ended December 31,
	2017	2016	2015
Net income available to common stockholders	$91,029	$139,972	$66,114
Weighted average common shares outstanding for computation of basic EPS	157,513,639	130,607,994	109,907,645
Common-equivalent shares due to the dilutive effect of stock options (1)	610,631	626,468	421,708
Weighted average common shares for computation of diluted EPS	158,124,270	131,234,462	110,329,353
Earnings per common share:
Basic	$0.58	$1.07	$0.60
Diluted	0.58	1.07	0.60
Weighted average common shares that could be exercised that were anti-dilutive for the period(2)	—	—	2,394

(1)	Represents incremental shares computed using the treasury stock method.

(2)	Anti-dilutive shares are not included in determining diluted earnings per share.

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

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

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital, including preferred stock. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital (as defined in the regulations) for both the Bank and the Company includes a permissible portion of the allowance for loan losses and $172,716 and $142,174 of the Subordinated Notes, respectively. During the final five years of the term of the Subordinated Notes the permissible portion eligible for inclusion in Tier 2 capital decreases by 20% annually.

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

The following table presents actual and required capital ratios as of December 31, 2017  and December 31, 2016 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2017 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended, to reflect the changes under the Basel III Capital Rules.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

	Actual		Minimum capital required - Basel III phase-in schedule		Minimum capital required - Basel III fully phased-in		Required to be considered well capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2017
Common equity tier 1 to RWA:
Sterling National Bank	$2,770,381	13.95%	$1,142,247	5.75%	$1,390,561	7.00%	$1,291,236	6.50%
Sterling Bancorp	2,458,449	12.37	1,143,045	5.75	1,391,534	7.00	N/A	N/A

Tier 1 capital to RWA:
Sterling National Bank	2,770,381	13.95	1,440,224	7.25	1,688,539	8.50	1,589,213	8.00
Sterling Bancorp	2,597,669	13.07	1,441,231	7.25	1,689,719	8.50	N/A	N/A

Total capital to RWA:
Sterling National Bank	3,021,658	15.21	1,837,527	9.25	2,085,842	10.50	1,986,516	10.00
Sterling Bancorp	2,818,404	14.18	1,838,812	9.25	2,087,300	10.50	N/A	N/A

Tier 1 leverage ratio:
Sterling National Bank	2,770,381	10.10	1,097,449	4.00	1,097,449	4.00	1,371,811	5.00
Sterling Bancorp	2,597,669	9.39	1,106,977	4.00	1,106,977	4.00	N/A	N/A
	Actual		Minimum capital required - Basel III phase-in schedule		Minimum capital required - Basel III fully phased-in		Required to be considered well capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2016
Common equity tier 1 to RWA:
Sterling National Bank	$1,176,497	10.87%	$554,663	5.125%	$757,588	7.00%	$703,475	6.50%
Sterling Bancorp	1,160,739	10.73	554,474	5.125	757,330	7.00	N/A	N/A

Tier 1 capital to RWA:
Sterling National Bank	1,176,497	10.87	717,003	6.625	919,928	8.50	865,815	8.00
Sterling Bancorp	1,160,739	10.73	716,759	6.625	919,615	8.50	N/A	N/A

Total capital to RWA:
Sterling National Bank	1,413,165	13.06	933,457	8.625	1,136,382	10.50	1,082,269	10.00
Sterling Bancorp	1,377,547	12.73	933,139	8.625	1,135,995	10.50	N/A	N/A

Tier 1 leverage ratio:
Sterling National Bank	1,176,497	9.08	518,308	4.00	518,308	4.00	647,885	5.00
Sterling Bancorp	1,160,739	8.95	518,733	4.00	518,733	4.00	N/A	N/A
Management believes that as of December 31, 2017, the Bank was “well-capitalized”. At December 31, 2017, and December 31, 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

A reconciliation of the Company’s and the Bank’s stockholders’ equity to their respective regulatory capital at December 31, 2017 and 2016 is as follows:

	The Company		The Bank
	December 31,		December 31,
	2017	2016	2017	2016
Total U.S. GAAP stockholders’ equity	$4,240,178	$1,855,183	$4,373,108	$1,843,476
Disallowed goodwill and other intangible assets	(1,668,680)	(721,079)	(1,628,898)	(693,614)
Net unrealized loss on available for sale securities	22,324	22,637	22,324	22,637
Net accumulated other comprehensive income components	3,847	3,998	3,847	3,998
Tier 1 risk-based capital	2,597,669	1,160,739	2,770,381	1,176,497
Tier 2 capital	142,174	152,641	172,716	172,501
Allowance for loan losses and off-balance sheet commitments	78,561	64,167	78,561	64,167
Total risk-based capital	$2,818,404	$1,377,547	$3,021,658	$1,413,165

(b) Dividend Restrictions
The Company is mainly dependent upon dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions, and while maintaining its “well-capitalized” status, at December 31, 2017, the Bank had capacity to pay aggregate dividends of up to $190,117 to the Company without prior regulatory approval.

(c) Preferred Stock
On October 2, 2017, in connection with the Astoria Merger, the Company registered and issued 135,000 shares equal to $135,000 of 6.50% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 with a liquidation preference of $1,000 per share in exchange for each share of Astoria’s 6.50% Non-Cumulative Perpetual Preferred Stock, Series C, par value $1.00 per share, issued and outstanding immediately prior to the the Astoria Merger (the “Company Preferred Stock”). In addition, the Company registered and issued 5,400,000 depositary shares, with each depositary share representing 1/40th interest in the Company Preferred Stock, (the “Depositary Shares”). Holders of the Depositary Shares will be entitled to all proportional rights and preferences of the Company Preferred Stock (including dividends, voting, redemption and liquidation rights). Under the terms of the Company Preferred Stock, the ability of the Company to pay dividends on, make distributions with respect to or repurchase, redeem or otherwise acquire shares of its common stock or any preferred stock ranking on parity with or junior to the Company Preferred Stock will be subject to restrictions in the event that the Company does not declare and either pay or set aside a sum sufficient for payment of dividends on the Company Preferred Stock for the immediately preceding dividend period.  Dividends are payable January 15, April 15, July 15 and October 15 of each year. The Preferred Stock is redeemable in whole or in part from time to time, on October 15, 2022 or any dividend payment date thereafter.

(d) Stock Repurchase Plan
On February 27, 2018 the Company’s Board of Directors authorized a new common stock repurchase plan to plan to replace the plan that existed at December 31, 2017 in which 776,713 common shares were available to be purchased. Under the new repurchase plan the Company may purchase up to 10,000,000 common shares, which represents 4.4% of shares outstanding common shares at December 31, 2017. Repurchases may be made at management’s discretion through open market purchases and block trades in accordance with SEC and regulatory requirements. Any common shares purchased will be held as Treasury stock and made available for general corporate purposes. There were no shares repurchased during 2017 and 2016, or 2015.

(e) Liquidation Rights
Upon completion of the second-step conversion in January 2004, the Bank established a special “liquidation account” in accordance with OCC regulations. The account was established for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders (as defined in the plan of conversion) in an amount equal to the greater of (i) the Mutual Holding Company’s ownership interest in the retained earnings of the Bank as of the date of its latest balance sheet contained in the prospectus; or (ii) the retained earnings of the Bank at the time that the Bank reorganized into the Mutual Holding Company in 1999. Each Eligible Account Holder

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

and Supplemental Eligible Account Holder that continues to maintain his or her deposit account at the Bank would be entitled, in the event of a complete liquidation of the Bank, to a pro rata interest in the liquidation account prior to any payment to the stockholders of the Holding Company (as defined in the plan of conversion). The liquidation account is reduced annually on September 30 to the extent that Eligible Account Holders and Supplemental Eligible Account Holders have reduced their qualifying deposits as of each anniversary date. At December 31, 2017, the liquidation account had a balance of $13,300. Subsequent increases in deposits do not restore such account holder’s interest in the liquidation account. The Bank may not pay cash dividends or make other capital distributions if the effect thereof would be to reduce its stockholder’s equity below the amount of the liquidation account.

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Company would be entitled to seek recovery from the customer. Based on the Company’s credit risk exposure assessment of standby letter of credit arrangements, the arrangements contain security and debt covenants similar to those contained in loan agreements. As of December 31, 2017, the Company had $166,824 in outstanding letters of credit, of which $46,455 were secured by cash collateral and $33,538 were secured by other collateral. The carrying value of these obligations are not considered material.

The contractual or notional amounts of these instruments, which reflect the extent of the Company’s involvement in particular classes of off-balance sheet financial instruments, are summarized as follows:

	December 31,
	2017	2016
Loan origination commitments	$510,135	$245,319
Unused lines of credit	1,195,656	968,288
Letters of credit	166,824	114,582

(18) Commitments and Contingencies

Certain premises and equipment are leased under operating leases with terms expiring through 2033. The Company has the option to renew certain of these leases for additional terms. Future minimum rental payments due under non-cancellable operating leases with initial or remaining terms of more than one year at December 31, 2017 were as follows:

2018	$20,691
2019	18,867
2020	17,666
2021	14,966
2022	11,096
2023 and thereafter	31,682
$114,968
Occupancy and office operations expense includes net rent expense of $10,647, $10,430 and $9,566, respectively, for 2017, 2016 and 2015.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

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

At December 31, 2017, we do not believe any of our securities are OTTI; however, we review all of our securities on at least a quarterly basis to assess whether impairments, if any, are OTTI.

Derivatives
The fair values of derivatives are based on valuation models using current observable market data (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counterparty as of the measurement date, which are considered Level 2 inputs. Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. The Company’s derivatives at December 31, 2017, consist of interest rate swaps. (See Note 10. “Derivatives.”)

A summary of assets and liabilities at December 31, 2017 measured at estimated fair value on a recurring basis is as follows:

	December 31, 2017
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$2,150,649	$—	$2,150,649	$—
CMO/Other MBS	649,403	—	649,403	—
Total residential MBS	2,800,052	—	2,800,052	—
Federal agencies	399,996	—	399,996	—
Corporate bonds	148,226	—	148,226	—
State and municipal	263,798	—	263,798	—
Total other securities	812,020	—	812,020	—
Total investment securities available for sale	3,612,072	—	3,612,072	—
Swaps	4,457	—	4,457	—
Total assets	$3,616,529	$—	$3,616,529	$—
Liabilities:
Swaps	$7,980	$—	$7,980	$—
Total liabilities	$7,980	$—	$7,980	$—

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

A summary of assets and liabilities at December 31, 2016 measured at estimated fair value on a recurring basis is as follows:

	December 31, 2016
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$1,193,481	$—	$1,193,481	$—
CMO/Other MBS	56,681	—	56,681	—
Total residential MBS	1,250,162	—	1,250,162	—
Federal agencies	193,979	—	193,979	—
Corporate bonds	42,506	—	42,506	—
State and municipal	240,770	—	240,770	—
Total investment securities available for sale	477,255	—	477,255	—
Total available for sale securities	1,727,417	—	1,727,417	—
Interest rate caps and swaps	2,088	—	2,088	—
Total assets	$1,729,505	$—	$1,729,505	$—
Liabilities:
Swaps	$2,088	$—	$2,088	$—
Total liabilities	$2,088	$—	$2,088	$—

The following categories of financial assets are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Loans Held for Sale and Impaired Loans
The estimated fair value of commercial loans originated and intended for sale approximates carrying value as these loans are variable-rate loans that reprice frequently with no significant change in credit risk since origination. Residential loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. Fair value is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors.

The Company may record adjustments to the carrying value of loans based on fair value measurements, generally as partial charge-offs of the uncollectible portions of these loans. These adjustments also include certain impairment amounts for collateral dependent loans calculated in accordance with GAAP. Impairment amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated impairment amount applicable to that loan does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable by market participants. However, due to the substantial judgment applied and limited volume of activity as compared to other assets, fair value is based on Level 3 inputs. Estimates of fair value used for collateral supporting commercial loans not collateralized by real estate generally are based on assumptions not observable in the market place and are also based on Level 3 inputs. Impaired loans are evaluated on at least a quarterly basis for additional impairment and their carrying values are adjusted as needed. Loans subject to non-recurring fair value measurements were $60,862 and $55,391 at December 31, 2017, and 2016, respectively. Changes in fair value recognized as a charge-off on loans held by the Company were $280 for 2017, $513 for 2016, and $0 for 2015.

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

A summary of impaired loans at December 31, 2017 measured at estimated fair value on a non-recurring basis is the following:

	December 31, 2017
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial & industrial	$114	$—	$—	$114
CRE	782	—	—	782
Total impaired loans measured at fair value	$896	$—	$—	$896

A summary of impaired loans at December 31, 2016 measured at estimated fair value on a non-recurring basis is the following:

	December 31, 2016
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
CRE	$6,786	$—	$—	$6,786
Total impaired loans measured at fair value	$6,786	$—	$—	$6,786

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

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing rights. In accordance with GAAP, the Company must record impairment charges on a non-recurring basis when the carrying value exceeds the estimated fair value. To estimate the fair value of servicing rights, the Company utilizes a third-party, which, on a quarterly basis, considers the market prices for similar assets and the present value of expected future cash flows associated with the servicing rights. Assumptions utilized include estimates of the cost of servicing, loan default rates, an appropriate discount rate and prepayment speeds. The determination of fair value of servicing rights relies upon Level 3 inputs. The fair value of mortgage servicing rights at December 31, 2017 and 2016 were $10,363 and $1,024, respectively.

Assets Taken in Foreclosure of Defaulted Loans
Assets taken in foreclosure of defaulted loans are initially recorded at fair value less costs to sell when acquired, which establishes a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value, less costs to sell, and are primarily comprised of commercial and residential real estate property and, upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset. The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the market place. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. The fair value is derived using Level 3 inputs. Appraisals are reviewed by our credit department, our external loan review consultant and verified by officers in our credit administration area. Assets taken in foreclosure of defaulted loans and facilities held for sale subject to non-recurring fair value measurement were $27,095 and $13,619 at December 31, 2017 and 2016, respectively. There were write-downs of $2,273 in 2017, $582 in 2016; $0 in 2015 related to changes in fair value recognized through income for those foreclosed assets held by the Company.

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

Significant Unobservable Inputs to Level 3 Measurements
The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets at December 31, 2017:

Non-recurring fair value measurements	Fair value	Valuation technique	Unobservable input / assumptions	Discount rate/prepayment speeds(1) (weighted average)
Impaired loans:
C&I	$114	Appraisal	Adjustments by management to reflect current conditions/selling costs	10.0% -19.0% (14.4%)
CRE	782	Appraisal	Adjustments for comparable properties	22.0%
Assets taken in foreclosure:
Residential mortgage	17,537	Appraisal	Adjustments by management to reflect current conditions/selling costs	22.0%
CRE	7,271	Appraisal	Adjustments by management to reflect current conditions/selling costs	22.0%
ADC	2,287	Appraisal	Adjustments by management to reflect current conditions/selling costs	22.0%
Mortgage servicing rights	10,363	Third-party	Discount rates	9.5% - 20.0% (9.9%)
		Third-party	Prepayment speeds	9.79 - 16.76 (10.30)
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
(1) See (1) above.

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

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

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of December 31, 2017:

	December 31, 2017
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and due from banks	$479,906	$479,906	$—	$—
Securities available for sale	3,612,072	—	3,612,072	—
Securities held to maturity	2,862,489	—	2,863,909	—
Loans, net	19,931,076	—	—	19,903,231
Loans held for sale	5,246	—	5,246	—
Accrued interest receivable on securities	34,652	—	34,652	—
Accrued interest receivable on loans	59,446	—	—	59,446
FHLB stock and FRB stock	284,112	—	—	—
Swaps	4,457	—	4,457	—
Financial liabilities:
Non-maturity deposits	(18,098,566)	(18,098,566)	—	—
Certificates of deposit	(2,439,638)	—	(2,412,495)	—
FHLB borrowings	(4,510,123)	—	(4,496,184)	—
Other borrowings	(30,162)	—	(30,160)	—
Senior Notes	(278,209)	—	(278,968)	—
Subordinated Notes	(172,716)	—	(179,619)	—
Mortgage escrow funds	(122,641)	—	(117,050)	—
Accrued interest payable on deposits	(1,103)	—	(1,103)	—
Accrued interest payable on borrowings	(9,649)	—	(9,649)	—
Swaps	(7,980)	—	(7,980)	—

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
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

Accrued Interest Receivable/Payable
The carrying amounts of accrued interest approximate fair value and are classified in the fair value hierarchy in the same level as with the asset/liability they are associated with.

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

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

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

The fair values of the Company’s off-balance-sheet financial instruments described in Note 17. “Off-Balance Sheet Financial Instruments” were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At December 31, 2017 and 2016, the estimated fair value of these instruments approximated the related carrying amounts, which were not material.

Accrued interest receivable/payable
The carrying amounts of accrued interest approximate fair value and are classified in accordance with the related instrument.

(20) Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive income (loss) (“AOCI”) were as follows as of the dates shown below:

	December 31,
	2017	2016
Net unrealized holding loss on available for sale securities	$(36,899)	$(37,417)
Related income tax benefit	14,575	14,780
Available for sale securities AOCI, net of tax	(22,324)	(22,637)
Net unrealized holding loss on securities transferred to held to maturity	(4,426)	(5,395)
Related income tax benefit	1,748	2,131
Securities transferred to held to maturity AOCI, net of tax	(2,678)	(3,264)
Net unrealized holding loss on retirement plans	(1,924)	(1,213)
Related income tax benefit	760	479
Retirement plan AOCI, net of tax	(1,164)	(734)
Accumulated other comprehensive loss	$(26,166)	$(26,635)

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

The following table presents the changes in each component of AOCI for 2017 and 2016, and 2015:

	Net unrealized holding gain (loss) on AFS securities	Net unrealized holding gain (loss) on securities transferred to held to maturity	Net unrealized holding gain (loss) on retirement plans	Total
Year ended December 31, 2017
Balance at beginning of the period	$(22,637)	$(3,264)	$(734)	$(26,635)
Other comprehensive income before reclassification	64	—	—	64
Amounts reclassified from AOCI	249	586	(430)	405
Total other comprehensive income (loss)	313	586	(430)	469
Balance at end of period	$(22,324)	$(2,678)	$(1,164)	$(26,166)
Year ended December 31, 2016
Balance at beginning of the period	$(6,999)	$(4,155)	$(970)	$(12,124)
Other comprehensive (loss) before reclassification	(11,087)	—	—	(11,087)
Amounts reclassified from AOCI	(4,551)	891	236	(3,424)
Total other comprehensive (loss) income	(15,638)	891	236	(14,511)
Balance at end of period	$(22,637)	$(3,264)	$(734)	$(26,635)
Year ended December 31, 2015
Balance at beginning of the period	$1,297	$(4,967)	$(6,581)	$(10,251)
Other comprehensive (loss) gain before reclassification	(5,515)	—	435	(5,080)
Amounts reclassified from AOCI	(2,781)	812	5,176	3,207
Total other comprehensive (loss) income	(8,296)	812	5,611	(1,873)
Balance at end of period	$(6,999)	$(4,155)	$(970)	$(12,124)
Location in statement of operations where reclassification from AOCI is included	Net gain (loss) on sale of securities	Interest income on securities	Compensation and benefits expense

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

(21) Condensed Parent Company Financial Statements

Set forth below is the condensed balance sheets of the Company:

	December 31,
	2017	2016
Assets:
Cash	$88,174	$48,765
Investment in the Bank	4,373,108	1,843,476
Goodwill	27,910	20,023
Trade name	20,500	20,500
Other assets	16,842	3,258
Total assets	$4,526,534	$1,936,022
Liabilities:
Senior Notes	$278,209	$76,469
Other liabilities	8,147	4,370
Total liabilities	286,356	80,839
Stockholders’ equity	4,240,178	1,855,183
Total liabilities & stockholders’ equity	$4,526,534	$1,936,022

The table below presents the condensed income statement:

	For the year ended December 31,
	2017	2016	2015
Interest income	$29	$14	$15
Dividends from the Bank	30,000	60,000	42,500
Dividends from non-bank subsidiaries	—	5,026	500
Net gain on sale of trust division	—	2,255	—
Interest expense	(6,186)	(5,398)	(5,894)
Non-interest expense	(9,225)	(12,989)	(7,031)
Income tax benefit	7,258	3,700	4,154
Income before equity in undistributed earnings of subsidiaries	21,876	52,608	34,244
Equity in undistributed (excess distributed) earnings of:
The Bank	71,155	87,364	32,230
Non-bank subsidiaries	—	—	(360)
Net income	93,031	139,972	66,114
Preferred stock dividends	2,002	—	—
Net income available to common shareholders	$91,029	$139,972	$66,114

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

The table below presents the condensed statements of cash flows:

	For the year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$93,031	$139,972	$66,114
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed) excess distributed earnings of:
The Bank	(71,155)	(87,364)	(32,230)
Non-bank subsidiaries	—	—	360
Loss on extinguishment of borrowings	—	1,013	—
Other adjustments, net	61,184	6,273	(3,123)
Net cash provided by operating activities	83,060	59,894	31,121
Cash flows from investing activities:
Sales of securities	—	3	—
Investment in subsidiaries	—	(65,000)	(84,500)
Net cash used for investing activities	—	(64,997)	(84,500)
Cash flows from financing activities:
Equity capital raise	—	90,995	85,059
Redemption of Senior Notes	—	(23,793)	—
Cash dividends paid	(46,229)	(36,451)	(30,384)
Stock-based compensation transactions	2,578	3,588	4,472
Net cash (used for) provided by financing activities	(43,651)	34,339	59,147
Net increase in cash	39,409	29,236	5,768
Cash at beginning of the period	48,765	19,529	13,761
Cash at end of the period	$88,174	$48,765	$19,529

Table of Contents STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except share or per share data)

(22) Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for 2017 and 2016:

	For the year ended December 31, 2017
Reporting period	First quarter	Second quarter	Third quarter	Fourth quarter
For the quarter ended	March 31	June 30	September 30	December 31
Interest and dividend income	$126,000	$134,263	$145,692	$276,495
Interest expense	17,210	21,005	25,619	42,471
Net interest income	108,790	113,258	120,073	234,024
Provision for loan losses	4,500	4,500	5,000	12,000
Non-interest income	12,836	13,618	13,988	23,762
Non-interest expense	60,350	59,657	62,617	250,746
Income (loss) before income tax	56,776	62,719	66,444	(4,960)
Income tax expense	17,709	20,319	21,592	28,319
Net income (loss)	39,067	42,400	44,852	(33,279)
Preferred stock dividend	—	—	—	2,002
Net income (loss) available to common stockholders	$39,067	$42,400	$44,852	$(35,281)
Earnings per common share:
Basic	$0.29	$0.31	$0.33	$(0.16)
Diluted	0.29	0.31	0.33	(0.16)

	For the year ended December 31, 2016
Reporting period	First quarter	Second quarter	Third quarter	Fourth quarter
For the quarter ended	March 31	June 30	September 30	December 31
Interest and dividend income	$106,006	$114,309	$118,161	$123,075
Interest expense	12,495	13,929	15,031	15,827
Net interest income	93,511	100,380	103,130	107,248
Provision for loan losses	4,000	5,000	5,500	5,500
Non-interest income	15,449	20,442	19,039	16,057
Non-interest expense	68,934	59,640	62,256	57,072
Income before income tax	36,026	56,182	54,413	60,733
Income tax expense	12,242	18,412	16,991	19,737
Net income	23,784	37,770	37,422	40,996
Preferred stock dividend	—	—	—	—
Net income available to common stockholders	$23,784	$37,770	$37,422	$40,996
Earnings per common share:
Basic	$0.18	$0.29	$0.29	$0.31
Diluted	0.18	0.29	0.29	0.31
The Company incurred a net loss in the fourth quarter ended December 31, 2017 due mainly to merger-related expense, asset write-downs and other charges associated with the Astoria Merger and an adjustment to write-down deferred taxes to their estimated fair value due to the Tax Act in the amount of $40,285. The Company recognized charges of $30,230, which mainly included charges for change-in-control payments, employee benefit plan terminations, financial and legal advisory fees and merger-related marketing expenses. Other restructuring charges of $104,506 mainly included charges for information technology services, contract terminations, impairments of leases and facilities and retention compensation.

(23) Recently Issued Accounting Standards

ASU  2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. This standard is effective for the Company on January 1, 2018. THe company’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income, which is subject to ASU 2014-09. At this time the Company believes the adoption of this standard will not have a significant impact to its consolidated financial statements.

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

ASU 2016-02, “Leases.” ASU 2016-02 amends existing lease accounting guidance, including the requirement to recognize most lease arrangements on the balance sheet. The adoption of this standard will result in the Company recognizing a right-of-use asset representing its rights to use the underlying asset for the lease term with an offsetting lease liability. ASU 2016-02 will be effective for for the company on January 1, 2019, with early adoption permitted and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company has not yet concluded whether it will adopt the standard prior to January 1, 2019; however, if the standard were effective at December 31, 2017, it would not have had an impact on any borrowings or covenants that are relevant to the Company and management estimates that the impact to the Bank’s and the Company’s regulatory capital ratios would be approximately five basis points.

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

During the 2017, the Company performed the following:

•	in conjunction with its advisor, established a CECL program steering committee, identified significant work streams and created a CECL program project timeline;

•	evaluated several third-party models in order to determine the CECL modeling approach that will be used for the Company’s loan portfolios;

•	selected vendors that will assist in data analytics and modeling; and

•	evaluated data, gaps in data and mitigation strategies.

The Company is unable to estimate the impact of adopting ASU 2016-13 at this time; however, it anticipates the allowance for loan losses will be greater under the CECL model compared to the current incurred loss model and that the composition of the loan and securities portfolio as well as the status of the economic environment, will be significant factors that impact the balance at date of adoption.

ASU 2017-08, “Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount as discounts continue to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance includes a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Management intends to adopt this standard effective January 1, 2018 and the impact of adoption is not expected to have a significant impact on the Company’s financial statements.

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

ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” ASU 2018-02 allows the Company to reclassify from accumulated other comprehensive income (loss) to retained earnings for the stranded tax effect resulting from the Tax Act. ASU 2018-02 is required to be adopted by the Company no later than January 1, 2019. The company expects to adopt ASU 2018-02 in the first quarter of 2018, which is not expected to have a significant impact on its financial statements.

See Note 1. “Basis of Financial Statement Presentation and Summary of Significant Accounting Policies” for a discussion of the adoption of new accounting standards that affected the consolidated financial statements contained in this report.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.

ITEM 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

We conducted an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of December 31, 2017. Based on this assessment we have concluded that as of December 31, 2017, the Company’s disclosure controls and procedures were effective.

(b) Management’s Annual Report on Internal Control Over Financial Reporting
The management of Sterling Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s system of internal controls is designed to provide reasonable assurance to the Company’s management and the Board regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the Company’s internal control over financial reporting as of December 31, 2017. This assessment was based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company has excluded the Astoria Merger representing approximately: (i) 47% of combined total assets; (ii) 41% of combined net interest income; (iii) 46% of combined non-interest income; and (iv) 16% of net income through the year ended December 31, 2017, from the scope of management’s report on internal control over financial reporting. Based on this assessment, we have concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

(c) Attestation Report of the Registered Public Accounting Firm
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Crowe Horwath LLP, as stated in their report, which is included elsewhere herein.

(d) Changes in Internal Control over Financial Reporting
On October 2, 2017, the Company completed the Astoria Merger, which is being integrated into the Company’s operations. As part of the integration activities, management is continuing to apply controls and procedures to the Astoria business and to enhance Company wide controls to reflect the risks inherent in the Astoria Merger. There were no other changes in the Company’s internal control over financial reporting during the fourth quarter of 2017 (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	Other Information
Not applicable.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance
The information required by this item will be included in our Proxy Statement for the Annual Meeting of Stockholders (the “2018 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	Executive Compensation
The information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Sterling Bancorp does not have any equity compensation programs that were not approved by stockholders.
Securities Authorized for Issuance under Equity Compensation Plans
Set forth below is certain information as of December 31, 2017, regarding equity compensation that has been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average Exercise price (1)	Number of securities remaining available for issuance under plan
Stock Option Plans	757,867	$11.15	3,101,327

(1)	Weighted average exercise price represents Stock Option Plans only, since restricted shares have no exercise price.
The other information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services
The information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(1)    Financial Statements
The financial statements filed in Item 8 of this Form 10-K are as follows:
(A)Report of Independent Registered Public Accounting Firm on Financial Statements
(B)Consolidated Balance Sheets as of December 31, 2017 and 2016

(C)	Consolidated Income Statements for the years ended December 31, 2017, 2016 and 2015

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
(G)Notes to Consolidated Financial Statements
(H)Financial Statement Schedules
(2)    All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.
(3)    Exhibits

2.1
Agreement and Plan of Merger, dated as of March 6, 2017, by and between Sterling Bancorp and Astoria Financial Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on March 9, 2017 (File No. 001-35385))

3.1	Amended and Restated Certificate of Incorporation of the Company (filed herewith).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 24, 2017 (File No. 001-35385)).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 1, 2013 (File No. 001-35385)).
4.2	Form of Corporate Governance Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 7, 2012 (File No. 001-35385)).
4.3
Deposit Agreement and specimen receipt, dated as of March 19,2013 by and between Astoria Financial Corporation and Computershare Shareowner Services, LLC., as Depositary and the holders of the depositary receipts (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 filed on April 5, 2017 (File No. 333-217153)).

4.4
First Amendment to the Deposit Agreement, dated as of October 2, 2017, by and between Sterling Bancorp and Computershare Shareowner Services, LLC, as Depositary, and the holders of the depositary receipts (incorporated by reference to Exhibit 4.4 of the Company’s Quarterly Report filed on November 3, 2017, (File No. 001-35385)).

4.5
Certificate of Designations of 6.50% Non-Cumulative, Perpetual Preferred Stock, Series A of Sterling Bancorp (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 2, 2017 (File No. 001-35385)).

4.6
Form of Certificate of Designations of 6.5% Non-Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-A12B filed on September 28, 2017 (File No. 001-35385)).

4.7
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, no instrument which defines the holders of long-term debt of the Company or any of its consolidated subsidiaries is filed herewith. Pursuant to this regulation, the Company hereby agrees to furnish a copy of any such instrument to the Commission upon request.

10.1
Employment Agreement, dated as of November 10, 2016, by and between the Company, the Bank and Michael E. Finn (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 14, 2016 (File No. 001-35385)).*

10.2
Employment Agreement, dated as of October 31, 2016, by and between the Company, the Bank and James P. Blose (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed on February 27, 2017 (File No. 001-35385)).*

10.3
Amended and Restated Employment Agreement, dated as of December 8, 2015, by and between the Company, the Bank and Jack L. Kopnisky (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 11, 2015 (File No. 001-35385)).*

10.4
Special Performance Award Notice and Agreement, dated as of December 8, 2015, by and between the Company and Jack L. Kopnisky (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 11, 2015 (File No. 001-35385)).*

10.5
Amended and Restated Employment Agreement, dated as of December 8, 2015, by and between the Company, the Bank and Luis Massiani (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 11, 2015 (File No. 001-35385)).*

10.6
Special Performance Award Notice and Agreement, dated as of December 8, 2015, by and between the Company and Luis Massiani (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on December 11, 2015 (File No. 001-35385)).*

10.7
Consulting Agreement, dated as of June 30, 2015, by and between the Bank and James J. Landy (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 2, 2015 (File No. 001-35385)).*

10.8
Employment Agreement, dated as of October 31, 2016, by and between the Company, the Bank and Rodney Whitwell (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 3, 2016 (File No. 001-35385)).*

10.9
Employment Agreement, dated as of October 31, 2016, by and between the Company, the Bank and James R. Peoples (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 3, 2016 (File No. 001-35385)).*

10.10
Employment Agreement, dated as of July 5, 2017, by and between the Company, the Bank and Christina M. Favilla (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 8, 2017 (File No. 001-35385)).*

10.11
Provident Bank Amended and Restated 1995 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2008 (File No. 000-25233)).*

10.12	Provident Bank 2005 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2008 (File No. 000-25233)).*
10.13	Provident Bank 2000 Stock Option Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on January 18, 2000 (File No. 000-25233)).*
10.14	Provident Bancorp, Inc. 2004 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on January 19, 2005 (File No. 000-25233)).*
10.15
Form of Stock Option Agreement, dated as of July 6, 2011, by and between the Company and Jack L. Kopnisky (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011 (File No. 000-25233)).*

10.16	Provident Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 1, 2011 (File No. 000-25233)).*
10.17
Sterling Bancorp 2014 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders filed on January 10, 2014 (File No. 001-35385)).*

10.18	Sterling Bancorp Stock Incentive Plan (incorporated by reference to Exhibit 10 to Legacy Sterling’s Quarterly Report on Form 10-Q filed November 9, 2004 (File No. 001-05273)).*
10.19
Form of Restricted Stock Award Agreement Pursuant to the Provident New York Bancorp 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on November 28, 2014).(File No. 001-35385)*

10.20
Form of Stock Option Award Agreement Pursuant to the Provident New York Bancorp 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on November 28, 2014 (File No. 001-35385)).*

10.21
Form of Performance-Based Stock Award Agreement Pursuant to the Provident New York Bancorp 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on November 28, 2014 (File No. 001-35385)).*

10.22
Form of Restricted Stock Award Agreement Pursuant to the Sterling Bancorp 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on November 28, 2014 (File No. 001-35385)).*

10.23
Form of Stock Option Award Agreement Pursuant to the Sterling Bancorp 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on November 28, 2014 (File No. 001-35385)).*

10.24
Form of Performance-Based Stock Award Agreement Pursuant to the 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on November 28, 2014 (File No. 001-35385)).*

10.25
Sterling Bancorp 2015 Omnibus Equity and Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders, filed on April 17, 2015 (File No. 001-35385)).*

10.26
Form of Stock Option Award Agreement Pursuant to the Sterling Bancorp 2015 Omnibus Equity and Incentive Plan (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on February 27, 2017 (File No. 001-35385)).*

10.27
Form of Performance Award Agreement Pursuant to the Sterling Bancorp 2015 Omnibus Equity and Incentive Plan (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on February 27, 2017 (File No. 001-35385)).*

10.28
Form of NEO Restricted Stock Award Agreement Pursuant to the Sterling Bancorp 2015 Omnibus Equity and Incentive Plan (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K filed on February 27, 2017 (File No. 001-35385)).*

10.29
Form of non-NEO Restricted Stock Award Agreement Pursuant to the Sterling Bancorp 2015 Omnibus Equity and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2015 (File No. 001-35385)).*

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
Sterling Bancorp

Date:	February 28, 2018	By:	/s/ Jack L. Kopnisky
Jack L. Kopnisky
President, Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Jack L. Kopnisky	By:	/s/ Luis Massiani
	Jack L. Kopnisky		Luis Massiani
	President, Chief Executive Officer and		Senior Executive Vice President
	Director		Chief Financial Officer
	(Principal Executive Officer)		Principal Financial Officer
Date:	February 28, 2018		(Principal Accounting Officer)
		Date:	February 28, 2018

By:	/s/ Richard O’Toole
Richard O’Toole
Chairman of the Board of Directors
Date:	February 28, 2018

By:	/s/ John P. Cahill	By:	/s/ James F. Deutsch	By:	/s/ Navy E. Djonovic
	John P. Cahill		James F. Deutsch		Navy E. Djonovic
	Director		Director		Director
Date:	February 28, 2018	Date:	February 28, 2018	Date:	February 28, 2018

By:	/s/ Fernando Ferrer	By:	/s/ Robert S. Giambrone	By:	/s/ Thomas G. Kahn
	Fernando Ferrer		Robert S. Giambrone		Thomas G. Kahn
	Director		Director		Director
Date:	February 28, 2018	Date:	February 28, 2018	Date:	February 28, 2018

By:	/s/ James J. Landy	By:	/s/ Robert W. Lazar	By:	/s/ Patricia M. Nazemetz
	James J. Landy		Robert W. Lazar		Patricia M. Nazemetz
	Director		Director		Director
Date:	February 28, 2018	Date:	February 28, 2018	Date:	February 28, 2018

By:	/s/ Monte N. Redman	By:	/s/ Ralph F. Palleschi
	Monte N. Redman		Ralph F. Palleschi
	Director		Director
Date:	February 28, 2018	Date:	February 28, 2018

By:	/s/ Burt B. Steinberg	By:	/s/ William E. Whiston
	Burt B. Steinberg		William E. Whiston
	Director		Director
Date:	February 28, 2018	Date:	February 28, 2018