Form 10-Q
period 2018-03-31
STERLING BANCORP
filed 2018-05-04
CIK 1070154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares outstanding as of May 2, 2018
$0.01 per share	225,473,473

STERLING BANCORP AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
QUARTERLY PERIOD ENDED MARCH 31, 2018

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
ASSETS:
Cash and due from banks	$364,331	$479,906
Securities:
Available for sale, at fair value	3,760,338	3,612,072
Held to maturity, at amortized cost (fair value of $2,807,106 and $2,863,909 at March 31, 2018 and December 31, 2017, respectively)	2,874,948	2,862,489
Total securities	6,635,286	6,474,561
Loans held for sale	44,440	5,246
Portfolio loans	19,939,245	20,008,983
Allowance for loan losses	(82,092)	(77,907)
Portfolio loans, net	19,857,153	19,931,076
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, at cost	354,832	284,112
Accrued interest receivable	102,129	94,098
Premises and equipment, net	318,267	321,722
Goodwill	1,579,891	1,579,891
Other intangible assets, net	147,139	153,191
Bank owned life insurance	655,278	651,638
Other real estate owned	24,493	27,095
Other assets	385,541	357,005
Total assets	$30,468,780	$30,359,541
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$20,623,233	$20,538,204
FHLB borrowings	4,449,829	4,510,123
Repurchase agreements	26,850	30,162
Senior Notes	278,144	278,209
Subordinated Notes	172,771	172,716
Mortgage escrow funds	161,724	122,641
Other liabilities	482,474	467,308
Total liabilities	26,195,025	26,119,363
Commitments and Contingent liabilities (See Note 16. “Commitments and Contingencies”)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; 135,000 shares issued and outstanding at March 31, 2018 and December 31, 2017)	139,025	139,220
Common stock (par value $0.01 per share; 310,000,000 shares authorized at March 31, 2018 and December 31, 2017; 229,872,925 shares issued at March 31, 2018 and December 31, 2017; 225,466,266 and 224,782,694 shares outstanding at March 31, 2018 and December 31, 2017, respectively)	2,299	2,299
Additional paid-in capital	3,766,280	3,780,908
Treasury stock, at cost (4,406,659 shares at March 31, 2018 and 5,090,231 at December 31, 2017)	(51,102)	(58,039)
Retained earnings	496,297	401,956
Accumulated other comprehensive loss, net of tax benefit of $(30,194) at March 31, 2018 and $(17,083) at December 31, 2017	(79,044)	(26,166)
Total stockholders’ equity	4,273,755	4,240,178
Total liabilities and stockholders’ equity	$30,468,780	$30,359,541
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Income Statements (Unaudited)
(Dollars in thousands, except share and per share data)

	Three months ended
	March 31,
	2018	2017
Interest and dividend income:
Loans and loan fees	$234,615	$104,570
Securities taxable	27,061	12,282
Securities non-taxable	15,312	7,618
Other earning assets	4,358	1,530
Total interest and dividend income	281,346	126,000
Interest expense:
Deposits	24,206	9,508
Borrowings	22,770	7,702
Total interest expense	46,976	17,210
Net interest income	234,370	108,790
Provision for loan losses	13,000	4,500
Net interest income after provision for loan losses	221,370	104,290
Non-interest income:
Deposit fees and service charges	7,003	3,335
Accounts receivable management / factoring commissions and other fees	5,360	3,769
Bank owned life insurance	3,614	1,370
Loan commissions and fees	3,406	2,987
Investment management fees	1,825	231
Net loss on sale of securities	(5,421)	(23)
Other	2,920	1,167
Total non-interest income	18,707	12,836
Non-interest expense:
Compensation and benefits	54,680	31,187
Stock-based compensation plans	2,854	1,736
Occupancy and office operations	17,460	8,134
Information technology	11,718	2,469
Amortization of intangible assets	6,052	2,229
FDIC insurance and regulatory assessments	5,347	1,888
Other real estate owned expense, net	364	1,676
Merger-related expense	—	3,127
Other	13,274	7,904
Total non-interest expense	111,749	60,350
Income before income tax expense	128,328	56,776
Income tax expense	29,456	17,709
Net income	$98,872	$39,067
Preferred stock dividend	1,999	—
Net income available to common stockholders	$96,873	$39,067
Weighted average common shares:
Basic	224,730,686	135,163,347
Diluted	225,264,147	135,811,721
Earnings per common share:
Basic	$0.43	$0.29
Diluted	0.43	0.29
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three months ended
	March 31,
	2018	2017
Net income	$98,872	$39,067
Other comprehensive (loss) income, before tax:
Change in unrealized holding (losses) gains on securities available for sale	(72,321)	4,495
Reclassification adjustment for net realized losses included in net income	5,421	23
Accretion of net unrealized loss on securities transferred to held to maturity	234	243
Change in the actuarial loss of defined benefit plan and post-retirement benefit plans	679	56
Total other comprehensive (loss) income, before tax	(65,987)	4,817
Deferred tax benefit (expense) related to other comprehensive (loss) income	18,238	(1,903)
Other comprehensive (loss) income, net of tax	(47,749)	2,914
Comprehensive income	$51,123	$41,981
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share and per share data)

	Number of common shares	Preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity
Balance at January 1, 2017	135,257,570	$—	$1,411	$1,597,287	$(66,188)	$349,308	$(26,635)	$1,855,183
Net income	—	—	—	—	—	39,067	—	39,067
Other comprehensive income	—	—	—	—	—	—	2,914	2,914
Stock option & other stock transactions, net	40,253	—	—	49	553	(109)	—	493
Restricted stock awards, net	306,612	—	—	(7,043)	3,589	3,846	—	392
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(9,436)	—	(9,436)
Balance at March 31, 2017	135,604,435	$—	$1,411	$1,590,293	$(62,046)	$382,676	$(23,721)	$1,888,613

Balance at January 1, 2018	224,782,694	$139,220	$2,299	$3,780,908	$(58,039)	$401,956	$(26,166)	$4,240,178
Net income	—	—	—	—	—	98,872	—	98,872
Other comprehensive income	—	—	—	—	—	—	(47,749)	(47,749)
Stock option & other stock transactions, net	28,794	—	—	2	375	(46)	—	331
Restricted stock awards, net	654,778	—	—	(14,630)	6,562	8,078	—	10
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(15,693)	—	(15,693)
Cash dividends declared ($16.25 per preferred share)	—	(195)	—	—	—	(1,999)	—	(2,194)
Reclassification of the stranded income tax effects from the enactment of the Tax Cuts and Jobs Act from accumulated other comprehensive (loss)	—	—	—	—	—	5,129	(5,129)	—
Balance at March 31, 2018	225,466,266	$139,025	$2,299	$3,766,280	$(51,102)	$496,297	$(79,044)	$4,273,755

See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three months ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$98,872	$39,067
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses	13,000	4,500
Net (gain) loss from write-downs and sales of other real estate owned	(272)	1,293
Depreciation of premises and equipment	5,082	2,014
Amortization of intangible assets	6,052	2,229
Amortization of low income housing tax credits	998	138
Net loss on sale of securities	5,421	23
Net gain on loans held for sale	(2)	(701)
Net amortization of premiums on securities	9,514	5,545
Amortization of premium on certificates of deposit	(1,687)	—
Net accretion of purchase discount and amortization of net deferred loan costs	(30,090)	(3,482)
Net accretion of debt issuance costs and amortization of premium on borrowings	(595)	134
Restricted stock compensation expense	2,852	1,686
Stock option compensation expense	2	50
Originations of loans held for sale	(44,077)	(5,159)
Proceeds from sales of loans held for sale	4,885	45,190
Increase in cash surrender value of bank owned life insurance	(3,614)	(1,370)
Deferred income tax expense (benefit)	15,327	(890)
Other adjustments (principally net changes in other assets and other liabilities)	(19,063)	(28,398)
Net cash provided by operating activities	62,605	61,869
Cash flows from investing activities:
Purchases of securities:
Available for sale	(416,491)	(282,437)
Held to maturity	(54,279)	(100,799)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	76,694	70,273
Held to maturity	33,706	14,124
Proceeds from sales of securities available for sale	117,810	232
Portfolio loan originations, net	86,297	(169,183)
Portfolio loans purchased	—	(94,912)
Proceeds from sale of loans held for investment	—	28,990
Purchases of FHLB and FRB stock, net	(70,720)	(12,932)
Proceeds from sales of other real estate owned	7,590	3,361
Purchases of premises and equipment	(1,627)	(2,263)
Premiums paid for bank owned life insurance	(26)	—
Purchases of low income housing tax credits	(2,063)	(2,200)
Net cash (used in) investing activities	(223,109)	(547,746)

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three months ended
	March 31,
	2018	2017
Cash flows from financing activities:
Net increase in transaction, savings and money market deposits	$19,992	$220,658
Net increase (decrease) in certificates of deposit	66,724	(37,192)
Net (decrease) in short-term FHLB borrowings	(885,000)	(256,000)
Advances of term FHLB borrowings	1,125,000	625,000
Repayments of term FHLB borrowings	(300,000)	(125,000)
Net (decrease) increase in other borrowings	(3,312)	27,830
Net increase (decrease) in mortgage escrow funds	39,083	(419)
Proceeds from stock option exercises	329	493
Cash dividends paid - common stock	(15,693)	(9,436)
Cash dividends paid - preferred stock	(2,194)	—
Net cash provided by financing activities	44,929	445,934
Net decrease in cash and cash equivalents	(115,575)	(39,943)
Cash and cash equivalents at beginning of period	479,906	293,646
Cash and cash equivalents at end of period	$364,331	$253,703
Supplemental cash flow information:
Interest payments	$41,870	$13,369
Income tax payments	9,647	2,785
Real estate acquired in settlement of loans	4,716	667
Loans transferred from held for investment to held for sale	—	28,990

See accompanying notes to consolidated financial statements.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

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

The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2017, included in our Annual Report on Form 10-K, as filed with the SEC on March 1, 2018 (the “2017 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period. Certain items in prior financial statements have been reclassified to conform to the current presentation. These reclassifications had no impact on previously reported net income.

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

(d) Merger with Astoria Financial Corporation
On October 2, 2017, Astoria Financial Corporation (“Astoria”) merged with and into the Company (the “Astoria Merger”). In connection with the merger, Astoria Bank, the principal subsidiary of Astoria, also merged with and into the Bank.

(e) Adoption of New Accounting Standards
The Company adopted the following new accounting standards effective January 1, 2018:

Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (the “New Revenue Standard”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of non-financial assets, such as other real estate owned (“OREO”). The Company adopted the New Revenue Standard using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the New Revenue Standard while prior period amounts continue to be reported in accordance with legacy GAAP. The adoption of the New Revenue Standard did not result in a significant change to the accounting for any in-scope revenue streams. As such, no cumulative effect adjustment was recorded. The majority of the Company’s revenues come from interest income and other sources, including loans and securities, that are outside the scope of the New Revenue Standard. The Company’s services that fall within the scope of the New Revenue Standard are primarily included within non-interest income in the consolidated income statements and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of the New Revenue Standard include deposit fees and services charges, accounts receivable management / factoring commissions and other fees, investment management fees and the sale of OREO, which is included within OREO, net expense. See Note 13. “Non-Interest Income and Other Non-Interest Expense” for further discussion on the Company’s accounting policies for revenue sources with the scope of the New Revenue Standard.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities (the “New Fair Value Standard”), which makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments. The New Fair Value Standard requires equity investments to be measured at fair value with changes in fair value recognized in net income; however, the Company owned no assets subject to this portion of the New Fair Value Standard. The New Fair Value Standard also emphasizes the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities should not make use of a practicability exception in determining the fair value of loans. As a result of the adoption of the New Fair Value Standard, the Company modified its calculation used to estimate the fair value of portfolio loans. See Note 17. “Fair Value Measurements” for further discussion of the Company’s methodology. The New Fair Value Standard had no impact to the consolidated balance sheets or income statements.

ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (the “New Retirement Standard”), which requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are presented as a component of other non-interest expense. The adoption of this standard resulted in the reclassification of $109 from compensation and benefits to other non-interest expense for the three months ended March 31, 2017.

ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (the “AOCI Standard”), which allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for the stranded tax effects caused by the revaluation of estimated deferred taxes resulting from the enactment of Tax Cuts and Jobs Act of 2017. As a result of the adoption of the AOCI Standard the Company reduced AOCI and increased retained earnings by $5,129 in the three months ended March 31, 2018 related to unrealized losses on securities available for sale, securities transferred to held to maturity and a net actuarial loss on defined benefit retirement plans. As we finalize the accounting for the tax effects of the Tax Cuts and Jobs Act of 2017, additional reclassification adjustments may be recorded. As a result of the adoption of the AOCI standard, the Company will release such income tax effects only when the entire portfolio to which the underlying items are liquidated, sold or extinguished. The adoption of the AOCI Standard did not impact total stockholders’ equity or the consolidated income statements for any period.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

(2) Acquisitions
Astoria Merger
On October 2, 2017, the Company completed the Astoria Merger. Under the terms of the Astoria Merger agreement, Astoria shareholders received 0.875 shares of the Company’s common stock for each share of Astoria common stock, which resulted in the issuance of 88,829,776 of the Company’s common shares. Based on the Company’s closing stock price per share of $24.65 on September 29, 2017, the aggregate consideration was $2,189,687, which included cash in lieu of fractional shares. Consistent with the Company’s strategy, the primary reason for the Astoria Merger was the expansion of the Company’s geographic footprint in the Greater New York metropolitan region, including Long Island.

The assets acquired and liabilities assumed were accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of October 2, 2017 based on management’s best estimate using the information available as of the Astoria Merger date. The Astoria Merger resulted in the recognition of loans of $9,209,398, deposits of
$9,044,061 and goodwill of $883,291.

Accounting guidance identifies the measurement period for the Astoria Merger as the period that is required to identify and measure the fair value of the identifiable assets acquired and the liabilities assumed. The measurement period ends when the Company has all of the information that the Company arranged to obtain and that is known to be obtainable. The measurement period runs through October 2, 2018. The Company is preparing final tax returns related to Astoria’s business and operations through October 1, 2017 and believes certain adjustments to income tax balances and goodwill may result upon completion of these returns. No adjustments were made during the three months ended March 31, 2018.

(3) Securities

A summary of amortized cost and estimated fair value of securities as of March 31, 2018 and December 31, 2017 is presented below. The term “MBS” refers to mortgage-backed securities and the term “CMOs” refers to collateralized mortgage obligations. Both of these terms are further defined in Note 17. “Fair Value Measurements”.

	March 31, 2018
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Residential MBS:
Agency-backed	$2,303,487	$238	$(62,943)	$2,240,782	$346,167	$143	$(8,821)	$337,489
CMOs/Other MBS	625,985	10	(18,633)	607,362	32,074	—	(1,010)	31,064
Total residential MBS	2,929,472	248	(81,576)	2,848,144	378,241	143	(9,831)	368,553
Other securities:
Federal agencies	339,549	—	(13,481)	326,068	58,747	220	(29)	58,938
Corporate	335,035	1,082	(5,622)	330,495	56,629	1,029	(198)	57,460
State and municipal	260,081	268	(4,718)	255,631	2,363,081	2,389	(61,375)	2,304,095
Other	—	—	—	—	18,250	21	(211)	18,060
Total other securities	934,665	1,350	(23,821)	912,194	2,496,707	3,659	(61,813)	2,438,553
Total securities	$3,864,137	$1,598	$(105,397)	$3,760,338	$2,874,948	$3,802	$(71,644)	$2,807,106

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

	December 31, 2017
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Residential MBS:
Agency-backed	$2,171,044	$1,570	$(21,965)	$2,150,649	$355,013	$978	$(2,504)	$353,487
CMOs/Other MBS	656,514	31	(7,142)	649,403	33,496	26	(760)	32,762
Total residential MBS	2,827,558	1,601	(29,107)	2,800,052	388,509	1,004	(3,264)	386,249
Other securities:
Federal agencies	409,322	—	(9,326)	399,996	58,640	949	—	59,589
Corporate	147,781	1,421	(976)	148,226	56,663	1,255	(103)	57,815
State and municipal	264,310	1,380	(1,892)	263,798	2,342,927	12,396	(10,900)	2,344,423
Other	—	—	—	—	15,750	83	—	15,833
Total other securities	821,413	2,801	(12,194)	812,020	2,473,980	14,683	(11,003)	2,477,660
Total securities	$3,648,971	$4,402	$(41,301)	$3,612,072	$2,862,489	$15,687	$(14,267)	$2,863,909

The amortized cost and estimated fair value of securities at March 31, 2018 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential MBS are shown separately since they are not due at a single maturity date.

	March 31, 2018
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Remaining period to contractual maturity:
One year or less	$13,961	$13,941	$95,514	$95,347
One to five years	114,882	113,962	88,862	89,005
Five to ten years	661,990	646,016	398,931	395,413
Greater than ten years	143,832	138,275	1,913,400	1,858,788
Total securities with a stated maturity date	934,665	912,194	2,496,707	2,438,553
Residential MBS	2,929,472	2,848,144	378,241	368,553
Total securities	$3,864,137	$3,760,338	$2,874,948	$2,807,106

Sales of securities for the periods indicated below were as follows:

	For the three months ended
	March 31,
	2018	2017
Available for sale:
Proceeds from sales	$117,810	$232
Gross realized gains	1	6
Gross realized losses	(5,422)	(29)
Income tax benefit on realized net losses	(1,260)	(7)

At March 31, 2018 and December 31, 2017, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity, other than the U.S. federal government and its agencies.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The following table summarizes securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position for the periods presented below:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available for sale
March 31, 2018
Residential MBS:
Agency-backed	$1,726,329	$(41,888)	$463,042	$(21,055)	$2,189,371	$(62,943)
CMOs/Other MBS	573,177	(17,249)	33,661	(1,384)	606,838	(18,633)
Total residential MBS	2,299,506	(59,137)	496,703	(22,439)	2,796,209	(81,576)
Other securities:
Federal agencies	223,016	(6,569)	103,052	(6,912)	326,068	(13,481)
Corporate	232,747	(4,595)	14,803	(1,027)	247,550	(5,622)
State and municipal	177,197	(2,862)	45,181	(1,856)	222,378	(4,718)
Total other securities	632,960	(14,026)	163,036	(9,795)	795,996	(23,821)
Total	$2,932,466	$(73,163)	$659,739	$(32,234)	$3,592,205	$(105,397)
December 31, 2017
Residential MBS:
Agency-backed	$1,349,217	$(10,550)	$486,948	$(11,415)	$1,836,165	$(21,965)
CMOs/Other MBS	605,200	(6,064)	36,107	(1,078)	641,307	(7,142)
Total residential MBS	1,954,417	(16,614)	523,055	(12,493)	2,477,472	(29,107)
Other securities:
Federal agencies	243,476	(1,955)	156,520	(7,371)	399,996	(9,326)
Corporate	65,056	(397)	15,268	(579)	80,324	(976)
State and municipal	97,307	(757)	56,324	(1,135)	153,631	(1,892)
Total other securities	405,839	(3,109)	228,112	(9,085)	633,951	(12,194)
Total securities	$2,360,256	$(19,723)	$751,167	$(21,578)	$3,111,423	$(41,301)

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The following table summarizes securities held to maturity with unrecognized losses, segregated by the length of time in a continuous unrecognized loss position for the periods presented below:

	Continuous unrecognized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Held to maturity
March 31, 2018
Residential MBS:
Agency-backed	$246,174	$(5,259)	$70,957	$(3,562)	$317,131	$(8,821)
CMOs/Other MBS	11,877	(248)	19,186	(762)	31,063	(1,010)
Total residential MBS	258,051	(5,507)	90,143	(4,324)	348,194	(9,831)
Other securities:
Federal agencies	14,666	(29)	—	—	14,666	(29)
Corporate	16,431	(198)	—	—	16,431	(198)
State and municipal	1,742,960	(45,717)	377,930	(15,658)	2,120,890	(61,375)
Other	10,039	(211)	—		10,039	(211)
Total other securities	1,784,096	(46,155)	377,930	(15,658)	2,162,026	(61,813)
Total securities	$2,042,147	$(51,662)	$468,073	$(19,982)	$2,510,220	$(71,644)
December 31, 2017
Residential MBS:
Agency-backed	$136,679	$(572)	$74,303	$(1,932)	$210,982	$(2,504)
CMOs/Other MBS	10,314	(129)	20,160	(631)	30,474	(760)
Total residential MBS	146,993	(701)	94,463	(2,563)	241,456	(3,264)
Other securities:
Corporate	16,560	(103)	—	—	16,560	(103)
State and municipal	860,536	(5,310)	393,200	(5,590)	1,253,736	(10,900)
Total other securities	877,096	(5,413)	393,200	(5,590)	1,270,296	(11,003)
Total securities	$1,024,089	$(6,114)	$487,663	$(8,153)	$1,511,752	$(14,267)

At March 31, 2018, a total of 424 available for sale securities were in a continuous unrealized loss position for less than 12 months and 152 available for sale securities were in a continuous unrealized loss position for 12 months or longer. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other than temporary impairment (“OTTI”) losses, management considers, among other things: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Company anticipates it will receive full value for the securities. Furthermore, as of March 31, 2018, management did not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons related to credit quality. As of March 31, 2018, management believes the impairments detailed in the table above are temporary.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

Securities pledged for borrowings at the FHLB and other institutions, and securities pledged for municipal deposits and other purposes, were as follows for the periods presented below:

	March 31,	December 31,
	2018	2017
Available for sale securities pledged for borrowings, at fair value	$10,228	$10,225
Available for sale securities pledged for municipal deposits, at fair value	325,715	323,341
Held to maturity securities pledged for borrowings, at amortized cost	36,637	35,047
Held to maturity securities pledged for municipal deposits, at amortized cost	1,421,714	1,182,674
Total securities pledged	$1,794,294	$1,551,287

(4) Portfolio Loans

The composition of the Company’s loan portfolio, excluding loans held for sale, was the following for the periods presented below:

	March 31,	December 31,
	2018	2017
Commercial:
Commercial and industrial (“C&I”):
Traditional C&I	$2,012,462	$1,979,448
Asset-based lending	806,305	797,570
Payroll finance	234,379	268,609
Warehouse lending	676,783	723,335
Factored receivables	238,258	220,551
Equipment financing	694,085	679,541
Public sector finance	679,276	637,767
Total C&I	5,341,548	5,306,821
Commercial mortgage:
Commercial real estate	4,207,135	4,138,864
Multi-family	4,892,471	4,859,555
Acquisition, development & construction (“ADC”)	262,591	282,792
Total commercial mortgage	9,362,197	9,281,211
Total commercial	14,703,745	14,588,032
Residential mortgage	4,883,452	5,054,732
Consumer	352,048	366,219
Total portfolio loans	19,939,245	20,008,983
Allowance for loan losses	(82,092)	(77,907)
Total portfolio loans, net	$19,857,153	$19,931,076

Total portfolio loans include net deferred loan origination fees of $5,064 and $4,813 at March 31, 2018 and December 31, 2017, respectively.

At March 31, 2018 and December 31, 2017, the Company pledged residential mortgage and commercial real estate loans of $9,055,229 and $9,123,601, respectively, to the FHLB as collateral for certain borrowing arrangements. See Note 8. “Borrowings”.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The following tables set forth the amounts and status of the Company’s loans, troubled debt restructurings (“TDRs”) and non-performing loans at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$1,973,000	$4,200	$355	$30	$34,877	$2,012,462
Asset-based lending	806,305	—	—	—	—	806,305
Payroll finance	233,818	312	249	—	—	234,379
Warehouse lending	676,783	—	—	—	—	676,783
Factored receivables	238,258	—	—	—	—	238,258
Equipment financing	683,872	563	3,095	—	6,555	694,085
Public sector finance	679,276	—	—	—	—	679,276
Commercial real estate	4,162,119	985	16,192	—	27,839	4,207,135
Multi-family	4,887,224	1,729	3	—	3,515	4,892,471
ADC	254,198	4,204	—	—	4,189	262,591
Residential mortgage	4,769,568	14,388	5,848	271	93,377	4,883,452
Consumer	332,960	6,834	861	—	11,393	352,048
Total portfolio loans	$19,697,381	$33,215	$26,603	$301	$181,745	$19,939,245
Total TDRs included above	$26,614	$351	$414	$—	$27,089	$54,468
Non-performing loans:
Loans 90+ days past due and still accruing					$301
Non-accrual loans					181,745
Total non-performing loans					$182,046
.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

	December 31, 2017
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$1,940,387	$1,232	$187	$—	$37,642	$1,979,448
Asset-based lending	797,570	—	—	—	—	797,570
Payroll finance	268,609	—	—	—	—	268,609
Warehouse lending	723,335	—	—	—	—	723,335
Factored receivables	220,551	—	—	—	—	220,551
Equipment financing	667,083	1,143	3,216	—	8,099	679,541
Public sector finance	637,767	—	—	—	—	637,767
Commercial real estate	4,104,173	8,403	4,131	437	21,720	4,138,864
Multi-family	4,853,677	595	834	—	4,449	4,859,555
ADC	278,587	—	—	—	4,205	282,792
Residential mortgage	4,925,996	22,416	6,038	324	99,958	5,054,732
Consumer	350,502	4,364	974	95	10,284	366,219
Total portfolio loans	$19,768,237	$38,153	$15,380	$856	$186,357	$20,008,983
Total TDRs included above	$13,175	$389	$—	$—	$29,325	$42,889
Non-performing loans:
Loans 90+ days past due and still accruing					$856
Non-accrual loans					186,357
Total non-performing loans					$187,213

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The following table provides additional analysis of the Company’s non-accrual loans at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Recorded investment total non-accrual loans	Unpaid principal balance non-accrual loans	Recorded investment total non-accrual loans	Unpaid principal balance non-accrual loans
Traditional C&I	$34,877	$38,114	$37,642	$37,853
Equipment financing	6,555	6,555	8,099	8,099
Commercial real estate	27,839	32,757	21,720	25,739
Multi-family	3,515	3,606	4,449	4,705
ADC	4,189	4,392	4,205	4,205
Residential mortgage	93,377	106,825	99,958	113,002
Consumer	11,393	13,089	10,284	12,096
Total	$181,745	$205,338	$186,357	$205,699

There were no non-accrual asset-based lending, payroll finance, warehouse lending, factored receivables or public sector finance loans at March 31, 2018 or December 31, 2017.

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

At March 31, 2018 and December 31, 2017, the recorded investment of residential mortgage loans that was in the process of foreclosure was $65,796 and $76,712, respectively, which is included in non-accrual residential mortgage loans above.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at March 31, 2018:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI loans(1)	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Traditional C&I	$45,775	$1,956,996	$9,691	$2,012,462	$—	$19,410	$19,410
Asset-based lending	—	806,305	—	806,305	—	6,327	6,327
Payroll finance	—	234,379	—	234,379	—	1,475	1,475
Warehouse lending	—	676,783	—	676,783	—	3,108	3,108
Factored receivables	—	238,258	—	238,258	—	1,169	1,169
Equipment financing	1,924	692,161	—	694,085	—	6,572	6,572
Public sector finance	—	679,276	—	679,276	—	1,906	1,906
Commercial real estate	15,906	4,155,042	36,187	4,207,135	—	24,222	24,222
Multi-family	2,405	4,876,879	13,187	4,892,471	—	6,747	6,747
ADC	4,130	258,461	—	262,591	—	2,032	2,032
Residential mortgage	5,198	4,760,198	118,056	4,883,452	—	6,019	6,019
Consumer	3,122	339,413	9,513	352,048	—	3,105	3,105
Total portfolio loans	$78,460	$19,674,151	$186,634	$19,939,245	$—	$82,092	$82,092

(1) The Company acquired loans for which there was, at acquisition, both evidence of deterioration of credit quality since origination and the probability, at acquisition, that all contractually required payments would not be collected. These loans are classified as purchased credit impaired loans (“PCI loans”).

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at December 31, 2017:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Traditional C&I	$35,921	$1,933,155	$10,372	$1,979,448	$—	$19,072	$19,072
Asset-based lending	—	797,570	—	797,570	—	6,625	6,625
Payroll finance	—	268,609	—	268,609	—	1,565	1,565
Warehouse lending	—	723,335	—	723,335	—	3,705	3,705
Factored receivables	—	220,551	—	220,551	—	1,395	1,395
Equipment financing	5,341	674,200	—	679,541	—	4,862	4,862
Public sector finance	—	637,767	—	637,767	—	1,797	1,797
Commercial real estate	9,663	4,090,143	39,058	4,138,864	—	24,945	24,945
Multi-family	1,597	4,842,898	15,060	4,859,555	—	3,261	3,261
ADC	5,208	277,322	262	282,792	—	1,680	1,680
Residential mortgage	—	4,903,218	151,514	5,054,732	—	5,819	5,819
Consumer	3,132	352,741	10,346	366,219	—	3,181	3,181
Total portfolio loans	$60,862	$19,721,509	$226,612	$20,008,983	$—	$77,907	$77,907

Management considers a loan to be impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Evaluation of impairment is generally treated the same across all classes of loans on a loan-by-loan basis. Generally loans of $750 or less are evaluated for

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

The following table presents the changes in the balance of the accretable yield discount for PCI loans for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
	2018	2017
Balance at beginning of period	$45,582	$11,117
Accretion of income	(3,371)	(1,199)
Reclassification from non-accretable difference	410	815
Other, adjustments	(15,072)	—
Balance at end of period	$27,549	$10,733

Income is not recognized on PCI loans unless the Company can reasonably estimate the cash flows that are expected to be collected over the life of the loan. The balance of PCI loans that were treated under the cost recovery method was $7,840 and $7,992 at March 31, 2018 and December 31, 2017, respectively.

The following table presents loans individually evaluated for impairment, excluding PCI loans, by segment of loans at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Unpaid principal balance	Recorded investment	Unpaid principal balance	Recorded investment
Loans with no related allowance recorded:
Traditional C&I	$49,364	$45,775	$36,408	$35,921
Equipment financing	1,931	1,924	5,341	5,341
Commercial real estate	17,624	15,906	10,128	9,663
Multi-family	2,405	2,405	1,597	1,597
ADC	4,330	4,130	5,474	5,208
Residential mortgage	5,198	5,198	—	—
Consumer	3,122	3,122	3,132	3,132
Total	$83,974	$78,460	$62,080	$60,862

At March 31, 2018 and December 31, 2017, there were no asset-based lending, payroll finance, warehouse lending, factored receivables, or public sector finance loans that were individually evaluated for impairment.

The Company’s policy generally requires a charge-off of the difference between the present value of the cash flows or the net collateral value of the collateral securing the loan and the Company’s recorded investment. As a result, there were no impaired loans with an allowance recorded at March 31, 2018 or December 31, 2017.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The following table presents the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for the three months ended March 31, 2018 and March 31, 2017:

	For the three months ended
	March 31, 2018			March 31, 2017
	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
Loans with no related allowance recorded:
Traditional C&I	$39,928	$140	$—	$24,912	$7	$—
Equipment financing	1,411	—	—	1,638	—	—
Commercial real estate	12,190	44	—	14,124	40	—
Multi-family	2,001	16	—	—	—	—
ADC	4,138	3	—	5,513	51	—
Residential mortgage	2,599	—	—	2,545	—	—
Consumer	3,127	—	—	1,497	—	—
Total	$65,394	$203	$—	$50,229	$98	$—

For the three months ended March 31, 2018 and 2017, there were no asset-based lending, payroll finance, warehouse lending, factored receivables, or public sector finance loans that were impaired, and there was no cash-basis interest income recognized.

Troubled Debt Restructuring (“TDRs”)
The following tables set forth the amounts and past due status of the Company’s TDRs at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$13,188	$142	$—	$—	$18,804	$32,134
Equipment financing	834	—	—	—	1,493	2,327
Commercial real estate	3,956	—	—	—	113	4,069
ADC	434	—	—	—	4,189	4,623
Residential mortgage	6,037	209	356	—	2,262	8,864
Consumer	2,165	—	58	—	228	2,451
Total	$26,614	$351	$414	$—	$27,089	$54,468

	December 31, 2017
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$565	$—	$—	$—	$21,083	$21,648
Equipment financing	898	—	—	—	826	1,724
Commercial real estate	2,921	—	—	—	115	3,036
ADC	1,495	—	—	—	4,205	5,700
Residential mortgage	5,154	336	—	—	2,810	8,300
Consumer	2,142	53	—	—	286	2,481
Total	$13,175	$389	$—	$—	$29,325	$42,889

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

There were no asset-based lending, payroll finance, warehouse lending, factored receivables, public sector finance, or multi-family loans that were TDRs for either period presented above. The Company did not have outstanding commitments to lend additional amounts to customers with loans classified as TDRs as of March 31, 2018 or December 31, 2017.
There were seven loans modified as a TDR in the three months ended March 31, 2018. The following table presents loans by segment modified as TDRs that occurred during the first three months of 2018 and 2017:

	March 31, 2018			March 31, 2017
		Recorded investment			Recorded investment
	Number	Pre- modification	Post- modification	Number	Pre- modification	Post- modification
Traditional C&I	1	$12,766	$12,766	—	$—	$—
Equipment financing	1	670	670	2	3,088	3,089
Commercial real estate	—	—	—	2	1,724	1,724
ADC	—	—	—	1	797	797
Residential mortgage	5	808	603	1	239	238
Total TDRs	7	$14,244	$14,039	6	$5,848	$5,848

There were no asset-based lending, payroll finance, warehouse lending, factored receivables, public sector finance, multi-family or consumer loans modified as TDRs during the first three months of 2018 and 2017.

During the three months ended March 31, 2018 or 2017, there were no TDRs that experienced a payment default within the twelve months following the modification. A payment default is defined as missing three consecutive monthly payments or being over 90 days past due on a scheduled payment. The traditional C&I loan that was designated as a TDR is a taxi medallion loan that was performing according to its terms at the time of restructuring. TDRs during the periods presented above did not significantly impact the determination of the allowance for loan losses.

(5) Allowance for Loan Losses

Activity in the allowance for loan losses for the three months ended March 31, 2018 and 2017 is summarized below:

	For the three months ended March 31, 2018
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision / (reversal of)	Ending balance
Traditional C&I	$19,072	$(3,572)	$214	$(3,358)	$3,696	$19,410
Asset-based lending	6,625	—	—	—	(298)	6,327
Payroll finance	1,565	—	22	22	(112)	1,475
Warehouse lending	3,705	—	—	—	(597)	3,108
Factored receivables	1,395	(3)	3	—	(226)	1,169
Equipment financing	4,862	(4,199)	72	(4,127)	5,837	6,572
Public sector finance	1,797	—	—	—	109	1,906
Commercial real estate	24,945	(1,353)	16	(1,337)	614	24,222
Multi-family	3,261	—	3	3	3,483	6,747
ADC	1,680	—	—	—	352	2,032
Residential mortgage	5,819	(39)	15	(24)	224	6,019
Consumer	3,181	(125)	131	6	(82)	3,105
Total allowance for loan losses	$77,907	$(9,291)	$476	$(8,815)	$13,000	$82,092
Annualized net charge-offs to average loans outstanding:						0.18%

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

	For the three months ended March 31, 2017
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision / (reversal of)	Ending balance
Traditional C&I	$12,864	$(687)	$139	$(548)	$2,125	$14,441
Asset-based lending	3,316	—	3	3	34	3,353
Payroll finance	951	—	—	—	204	1,155
Warehouse lending	1,563	—	—	—	(336)	1,227
Factored receivables	1,669	(296)	16	(280)	(67)	1,322
Equipment financing	5,039	(471)	140	(331)	1,331	6,039
Public sector finance	1,062	—	—	—	187	1,249
Commercial real estate	20,466	(83)	2	(81)	3,053	23,438
Multi-family	4,991	—	—	—	(889)	4,102
ADC	1,931	—	136	136	(897)	1,170
Residential mortgage	5,864	(158)	149	(9)	(140)	5,715
Consumer	3,906	(114)	41	(73)	(105)	3,728
Total allowance for loan losses	$63,622	$(1,809)	$626	$(1,183)	$4,500	$66,939
Annualized net charge-offs to average loans outstanding:						0.05%

Credit Quality Indicators
As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators, including trends related to (i) the weighted-average risk grade of commercial loans; (ii) the level of classified commercial loans; (iii) the delinquency status of residential mortgage and consumer loans, including HELOC and other consumer loans; (iv) net charge-offs; (v) non-performing loans (see details above); and (vi) the general economic conditions in the greater New York metropolitan region. The Company analyzes loans individually by classifying the loans by credit risk, except residential mortgage loans, HELOC and other consumer loans, which are evaluated on a homogeneous pool basis unless the loan balance is greater than $750. This analysis is performed at least quarterly on all graded 7-Special Mention and lower. The Company uses the following definitions of risk ratings:

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

Loans that are risk-rated 1 through 6, as defined above, are considered to be pass-rated loans. As of March 31, 2018 and December 31, 2017, the risk category of gross loans by segment was as follows:

	March 31, 2018			December 31, 2017
	Special mention	Substandard	Doubtful	Special mention	Substandard	Doubtful
Traditional C&I	$9,530	$48,532	$942	$7,453	$53,915	$746
Asset-based lending	14,821	5,690	—	30,958	3,835	—
Payroll finance	8,887	8,041	—	15,542	352	—
Factored receivables	151	—	—	187	—	—
Equipment financing	5,803	12,381	—	4,093	9,299	—
Commercial real estate	26,396	44,808	—	40,438	34,529	—
Multi-family	25,696	15,801	—	26,602	14,266	—
ADC	4,204	4,623	—	4,204	4,639	—
Residential mortgage	5,491	94,506	—	6,038	101,149	—
Consumer	925	11,528	26	1,043	10,507	18
Total	$101,904	$245,910	$968	$136,558	$232,491	$764

There were no criticized or classified warehouse lending or public sector finance loans for the periods presented. There were no loans rated “loss” at March 31, 2018 or December 31, 2017.

(6) Goodwill and Other Intangible Assets

The balance of goodwill and other intangible assets for the periods presented were as follows:

	March 31,	December 31,
	2018	2017
Goodwill	$1,579,891	$1,579,891
Other intangible assets:
Core deposits	$120,975	$126,545
Customer lists	5,435	5,854
Non-compete agreements	229	292
Trade name	20,500	20,500
Total	$147,139	$153,191

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The decrease in other intangible assets at March 31, 2018 compared to December 31, 2017 was due to amortization of intangibles.

The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2018 was as follows:

Amortization expense
Remainder of 2018	$17,594
2019	19,181
2020	16,800
2021	15,104
2022	13,703
2023	12,322
Thereafter	31,935
Total	$126,639

(7) Deposits

Deposit balances at March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,
	2018	2017
Non-interest bearing demand	$4,019,917	$4,080,742
Interest bearing demand	3,928,390	3,882,064
Savings	2,792,975	2,758,642
Money market	7,377,276	7,377,118
Certificates of deposit	2,504,675	2,439,638
Total deposits	$20,623,233	$20,538,204
Total municipal deposits were $1,775,472 and $1,585,076 at March 31, 2018 and December 31, 2017, respectively. See Note 3. “Securities” for the aggregate amount of securities that were pledged as collateral for municipal deposits and other purposes.
Brokered deposits at March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,
	2018	2017
Interest bearing demand	$20,538	$23,820
Money market	763,964	773,804
Money market - reciprocal brokered deposits	108,706	102,259
CDARs[1] and ICS[2] one way	200,134	204,331
Total brokered deposits	$1,093,342	$1,104,214
1 CDARs are deposits generated through the certificate of deposit account registry service.
2 ICS are deposits generated through the insured cash sweep program.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

(8) Borrowings

The Company’s borrowings and weighted average interest rates were as follows for the periods presented:

	March 31,		December 31,
	2018		2017
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB borrowings	$4,449,829	1.90%	$4,510,123	1.69%
Repurchase agreements	26,850	0.75	30,162	0.64
5.50% Senior Notes	76,891	5.98	76,805	5.98
3.50% Senior Notes	201,253	3.19	201,404	3.19
Subordinated Notes	172,771	5.45	172,716	5.45
Total borrowings	$4,927,594	2.15%	$4,991,210	1.96%
By remaining period to maturity:
Less than one year	$3,125,831	1.99%	$2,989,093	1.69%
One to two years	725,625	1.83	775,714	1.79
Two to three years	802,863	2.37	802,650	2.34
Three to four years	100,504	2.15	251,037	2.04
Four to five years	—	—	—	—
Greater than five years	172,771	5.45	172,716	5.45
Total borrowings	$4,927,594	2.15%	$4,991,210	1.96%

FHLB borrowings and overnight. As a member of the FHLB, the Bank may borrow up to a discounted percentage of the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of March 31, 2018 and December 31, 2017, the Bank had total residential mortgage and commercial real estate loans pledged after discount of $9,055,229 and $9,123,601, respectively. In addition to the pledged mortgages, the Bank had also pledged securities to secure borrowings, which are disclosed in Note 3. “Securities.” As of March 31, 2018, the Bank had unused borrowing capacity at the FHLB of $7,507,624 and may increase its borrowing capacity by pledging securities not required to be pledged for other purposes with a collateral value of approximately $1,274,198.

Repurchase agreements. The Bank enters into sales of securities under agreements to repurchase. These repurchase agreements facilitate the needs of our customers and a portion of our secured short-term funding needs. Securities sold under agreements to repurchase at March 31, 2018 and December 31, 2017 are secured short-term borrowings that mature in one to 45 days and are generally renewed on a continuous basis. Repurchase agreements are stated at the amount of cash received in connection with these transactions. The securities pledged under these repurchase agreements fluctuate in value due to market conditions. The Bank is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.

5.50% Senior Notes. On July 2, 2013, the Company issued $100,000 principal amount of 5.50% fixed rate senior notes (the “5.50% Senior Notes”) through a private placement at a discount of 1.75%. The cost of issuance was $303, and, at March 31, 2018 and December 31, 2017 the unamortized discount was $109 and $195, respectively, which will be accreted to interest expense over the life of the 5.50% Senior Notes, resulting in an effective yield of 5.98%. Interest is due semi-annually in arrears on January 2 and July 2 until maturity on July 2, 2018. During 2016, the Company redeemed $23,000 of the Senior Notes.

3.50% Senior Notes. On October 2, 2017, in connection with the Astoria Merger, the Company assumed $200,000 principal amount of 3.50% fixed rate senior notes that mature on June 8, 2020 (the “3.50% Senior Notes”). The 3.50% Senior Notes were issued by Astoria on June 8, 2017 through a public offering. The Company recorded 3.50% Senior Notes at estimated fair value of 100.76% on the acquisition date, which was based on quoted market value. The fair value adjustment, with a remaining balance of $1,252 at March 31, 2018 is being amortized over the remaining maturity using a level-yield methodology, which results in an effective cost of 3.19%.

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

2016, the Bank reopened the Subordinated Notes offering and issued an additional $65,000 principal amount of Subordinated Notes. The Subordinated Notes issued September 2, 2016 are fully fungible with, rank equally in right of payment with, and form a single series with the Subordinated Notes issued in March 2016. The Subordinated Notes issued September 2016 were issued to the purchasers at a premium of 0.50% and an underwriters discount of 1.25%. The cost of issuance was $275. At March 31, 2018, the net unamortized discount of all Subordinated Notes was $2,284, which will be accreted to interest expense over the life of the Subordinated Notes, resulting in an effective yield of 5.45%. Interest is due semi-annually in arrears on April 1 and October 1 of each year, until April 1, 2021. From and including April 1, 2021, the Subordinated Notes will bear interest at a floating rate per annum equal to three-month LIBOR plus 3.937%, payable quarterly on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2021, through maturity on April 1, 2026 or earlier redemption. The Subordinated Notes are also redeemable by the Bank, in whole or in part, on April 1, 2021 and each interest payment date thereafter. The Subordinated Notes are redeemable in whole at any time upon the occurrence of certain specified events. The Subordinated Notes are unsecured, subordinated obligations of the Bank and are subordinated in right of payment to all of the Bank’s existing and future senior indebtedness, including claims of depositors and general creditors. The Subordinated Notes qualify as Tier 2 capital for regulatory purposes. See Note 15. “Stockholders’ Equity” for additional information.

Revolving line of credit. Effective September 5, 2017, the Company renewed and increased to $35,000 its revolving line of credit facility (the “Credit Facility”). The Credit Facility, which is with another financial institution, matures on September 4, 2018. The balance was zero at March 31, 2018 and December 31, 2017. The use of proceeds are for general corporate purposes. The Credit Facility and accrued interest is payable at maturity, and the Company is required to maintain a zero balance for at least 30 days during its term. Loans under the Credit Facility bear interest at one-month LIBOR plus 1.25%. Under the terms of the Credit Facility, the Company and the Bank must maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. The Company and the Bank were in compliance with all requirements of the Credit Facility at March 31, 2018.

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

The Company has entered into interest rate swap contracts that are both over-the-counter, or OTC, and those that are exchanged on futures markets such as the Chicago Mercantile Exchange (“CME”). At March 31, 2018 and December 31, 2017, the OTC derivatives are included in the financial statements at the gross fair value amount of the asset (included in other assets) and liability (included in other liabilities), which represents the change in the fair value of the contract since inception. Effective for the quarter ended March 31, 2017, the CME amended its rulebook to legally characterize variation margin payments (a payment made based on changes in the fair value of the interest rate swap contracts) as a settlement, referred to as settled-to-market (“STM”). As a result of this change, at March 31, 2018, the Company paid cash as STM in the amount of $9,731 for the net fair value of its CME interest rate swap contracts with another financial institution. The variation margin payment changes daily, positively or negatively, based on a change in the fair value of the underlying interest rate swap contracts.

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

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

Summary information as of March 31, 2018 and December 31, 2017 regarding these derivatives is presented below:

	Notional amount	Average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
March 31, 2018
Included in other assets:
Third-party interest rate swap	$616,052				$2,065
Customer interest rate swap	60,403				1,009
Total	$676,455	5.73	4.37%	1 m Libor + 2.26%	$3,074
Included in other liabilities:
Third-party interest rate swap	(60,403)				$(256)
Customer interest rate swap	(616,052)				(12,549)
Total	$(676,455)	5.73	4.37%	1 m Libor + 2.26%	$(12,805)
December 31, 2017
Included in other assets:
Third-party interest rate swap	$314,754				$1,155
Customer interest rate swap	306,529				3,302
Total	$621,283	5.79	4.28%	1 m Libor + 1.94%	$4,457
Included in other liabilities:
Third-party interest rate swap	$(306,529)				$(4,718)
Customer interest rate swap	(314,754)				(3,262)
Total	$(621,283)	5.79	4.28%	1 m Libor + 1.94%	$(7,980)

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

	For the three months ended
	March 31,
	2018	2017
Income before income tax expense	$128,328	$56,776
Tax at Federal statutory rate of 21% for 2018 and 35% for 2017	26,948	19,872
State and local income taxes, net of Federal tax benefit	6,059	2,274
Tax exempt interest, net of disallowed interest	(4,627)	(3,484)
Bank owned life insurance income	(763)	(462)
Non-deductible acquisition related costs	—	342
Investments in qualified affordable housing projects	(1,127)	(139)
Stock-based compensation benefit	(379)	(742)
FDIC insurance premium limitation	486	—
Other, net	2,859	48
Actual income tax expense	$29,456	$17,709
Effective income tax rate	23.0%	31.2%

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

Net deferred tax assets totaled $99,953 at March 31, 2018 and $97,333 at December 31, 2017. No valuation allowance was recorded against deferred tax assets as of those dates, based upon management’s consideration of historical and anticipated future pre-tax income, and the reversal periods for the items resulting in deferred tax assets and liabilities. There were no unrecognized tax benefits during any of the reported periods.

Interest and/or penalties related to income taxes are reported as a component of other non-interest expense. Such amounts were not material during the reported periods.

The Company is generally no longer subject to examination by Federal, state and local taxing authorities for fiscal years prior to September 30, 2014.

The Tax Cuts and Jobs Act of 2017 reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, the Company was required to remeasure, through income tax expense, the Company’s deferred tax assets and liabilities using the enacted tax rate at which the deferred items are expected to be recovered or settled. The remeasurement of the Company’s net deferred tax assets resulted in additional provisional income tax expense of $40,285 recorded in 2017. The Company is still evaluating certain aspects of the new tax law and once the evaluation is completed it is possible the provisional adjustment could be revised. There were no changes to the provisional income tax expense recorded during the three months ended March 31, 2018.

(11) Stock-Based Compensation

The Company has active stock-based compensation plans, as described below.

The Company’s stockholders approved the 2015 Omnibus Equity and Incentive Plan (the “2015 Plan”) on May 28, 2015. The 2015 Plan permits the grant of stock options, stock appreciation rights, restricted stock (both time-based and performance-based), restricted stock units, deferred stock and other stock-based awards. The total number of shares that may be awarded under the 2015 Plan is 2,800,000 shares plus the remaining shares available for grant under the stockholder approved 2014 Stock Incentive Plan (the “2014 Plan”) as of the date of adoption of the 2015 Plan. At March 31, 2018, there were, in aggregate, 2,360,995 shares available for future grant under the 2015 Plan.

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

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The following table summarizes the activity in the Company’s active stock-based compensation plans for the three months ended March 31, 2018:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at January 1, 2018	3,101,327	1,238,760	$20.00	757,867	$11.15
Granted	(756,423)	756,423	23.55	—	—
Stock awards vested	—	(273,489)	13.52	—	—
Exercised	—	—	—	(28,794)	11.44
Forfeited	21,391	(16,091)	21.46	(5,300)	13.18
Canceled/expired	(5,300)	—	—	—	13.18
Balance at March 31, 2018	2,360,995	1,705,603	$22.07	723,773	$11.12
Exercisable at March 31, 2018				720,584	$11.10

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $8,273 and $8,249, respectively, at March 31, 2018.

The Company uses an option pricing model to estimate the grant date fair value of stock options granted. There were no stock options granted during the three months ended March 31, 2018 or March 31, 2017.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense associated with stock options and non-vested stock awards and the related income tax benefit are presented below:

	For the three months ended
	March 31,
	2018	2017
Stock options	$2	$50
Non-vested stock awards/performance units	2,852	1,686
Total	$2,854	$1,736
Income tax benefit	665	564
Proceeds from stock option exercises	329	493

Unrecognized stock-based compensation expense as of March 31, 2018 was as follows:

March 31, 2018
Stock options	$2
Non-vested stock awards/performance units	28,170
Total	$28,172

The weighted average period over which unrecognized stock options expense is expected to be recognized is 0.51 years. The weighted average period over which unrecognized non-vested stock awards/performance units expense is expected to be recognized is 2.10 years.

(12) Pension and Other Post-Retirement Benefits

Total pension and other post-retirement benefits expense is comprised of the following for the periods presented below:

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

	Pension Benefits		Other Post Retirement Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2018	2017	2018	2017
Service cost	$—	$—	$21	$—
Interest cost	2,122	—	273	100
Expected return on plan assets	(3,353)	—	—	—
Net amortization and deferral	—	—	—	9
Net periodic pension and other post-retirement (benefit) expense	$(1,231)	$—	$294	$109

Total net periodic pension and other post-retirement (benefit) expense is included as a component of other non-interest expense.

The Company’s pension benefit plans include all of the assets and liabilities of the Astoria Bank Pension Plan, the Astoria Excess and Supplemental Benefit Plans, Astoria Directors’ Retirement Plan, the Greater New York Savings Bank Directors’ Retirement Plan and the Long Island Bancorp Directors’ Retirement Plan, which were assumed in the Astoria Merger.

The Company’s other post retirement benefit plans include the assumed Astoria Bank Retiree Health Care Plan and the Astoria Bank BOLI plan, along with other non-qualified Supplemental Executive Retirement Plans (“SERPs”) that provide certain directors, officers and executives with supplemental retirement benefits.

The Company contributed $276 and $82 to fund pension and other post retirement benefits during the three months ended March 31, 2018 and 2017, respectively. Total pension and other post-retirement benefits plans liabilities were $88,091 and $89,965 at March 31, 2018 and December 31, 2017, respectively, and are included in other liabilities in the consolidated balance sheets.

(13) Non-Interest Income and Other Non-Interest Expense

(a) Non-Interest Income - Revenue from Contracts with Customers
The Company’s significant sources of non-interest income are presented on the face of the consolidated income statements, which include all income in the scope of the New Revenue Standard. A description of the Company’s revenue streams accounted for under the New Revenue Standard follows:

Deposit fees and service charges. The Company earns fees from its deposit customers mainly for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which includes services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Accounts receivable management / factoring commissions and other fees. The Company earns these fees / commissions from its payroll finance and factoring businesses.

Payroll finance. The Company provides financing and back office support services, which includes preparation of payroll, payroll tax payments, billings and collections, for clients in the temporary staffing industry.  Upon completion of the back office support services, and as payroll remittances are made on behalf of the client to fund their employee payroll, which typically occurs weekly, the COmpany recognizes a portion of the total revenue generated as non-interest income. The Company collects invoices directly from the borrower’s customers and retains the amounts billed for the temporary staffing services provided, and remits remaining funds to the borrower net of amounts advanced, payroll taxes withheld, the Company’s fees, and subject to a reserve to offset potential uncollectible balances.

Factored Receivables. The Company provides accounts receivable management services.  The purchase of a client’s accounts receivable is traditionally known as “factoring” and results in payment by the client of a factoring fee. The factoring fee included in non-interest income represents compensation to the Company for the bookkeeping and collection services provided.  The factoring fee, which is non-refundable, is recognized at the time the receivable is assigned to the Company. Other revenue associated with

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

factored receivables includes wire fees, technology fees, field examination fees and UCC fees. All such fees are recognized as income upon receipt, which is when the Company’s obligations are provided to the Company’s customers.

Investment management fees. The Company earns investment management fees from its contracts with customers to manage assets for investment, and / or to transact on their accounts. Advisory fees are primarily earned over time as the Company provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of assets under management at month end. Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed, i.e., the trade date.

Gains / Losses on sales of OREO. The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform its obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company may adjust the transaction price and related gain (loss) on sale if a significant financing component is present.

Contract Balances. A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as investment management fees based on period-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.

(b) Other Non-Interest Expense
Other non-interest expense items for the three ended March 31, 2018 and 2017, respectively, are presented in the following table:

	For the three months ended
	March 31,
	2018	2017
Other non-interest expense:
Professional fees	$3,502	$2,205
Advertising and promotion	1,543	551
Telephone	1,558	579
Operational losses	1,275	255
Stationery & office supplies	608	278
Insurance & surety bond premium	571	537
Other	4,217	3,499
Total other non-interest expense	$13,274	$7,904

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

(14) Earnings Per Common Share

The following is a summary of the calculation of earnings per share (“EPS”):

	For the three months ended
	March 31,
	2018	2017
Net income available to common stockholders	$96,873	$39,067
Weighted average common shares outstanding for computation of basic EPS	224,730,686	135,163,347
Common-equivalent shares due to the dilutive effect of stock options and unvested performance share grants(1)	533,461	648,374
Weighted average common shares for computation of diluted EPS	225,264,147	135,811,721
Earnings per common share:
Basic	$0.43	$0.29
Diluted	0.43	0.29
Weighted average common shares that could be exercised that were anti-dilutive for the period(2)	—	—
(1) Represents incremental shares computed using the treasury stock method.
(2) Anti-dilutive shares are not included in determining diluted earnings per share. There were no anti-dilutive shares in the three months ended March 31, 2018 or March 31, 2017.
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

The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital (as defined in the regulations), Tier 1 capital (as defined in the regulations) and Total capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations, “RWA”), and of Tier 1 capital to adjusted quarterly average total assets (as defined in the regulations, the “Tier 1 leverage ratio”).

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

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital (as defined in the regulations) for both the Bank and the Company includes a permissible portion of the allowance for loan losses and $172,771 and $139,307 of the Subordinated Notes, respectively. During the final five years of the term of the Subordinated Notes, the permissible portion eligible for inclusion in Tier 2 capital decreases by 20% annually.

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

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and effective January 1, 2018, increased to the 1.875% level and will be phased-in over a four-year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank.

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

The following tables present actual and required capital ratios as of March 31, 2018 and December 31, 2017 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2018 and December 31, 2017 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III phase-in schedule		Minimum capital required - Basel III fully phased-in		Required to be considered well- capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
March 31, 2018
Common equity tier 1 to RWA:
Sterling National Bank	$2,838,760	14.23%	$1,272,195	6.375%	$1,396,920	7.00%	$1,297,140	6.50%
Sterling Bancorp	2,527,350	12.65	1,273,201	6.375	1,398,025	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	2,838,760	14.23%	1,571,536	7.875%	1,696,261	8.50%	1,596,481	8.00%
Sterling Bancorp	2,666,376	13.35	1,572,778	7.875	1,697,601	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	3,094,277	15.51%	1,970,656	9.875%	2,095,381	10.50%	1,995,601	10.00%
Sterling Bancorp	2,888,429	14.46	1,972,213	9.875	2,097,037	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	2,838,760	10.00%	1,135,303	4.00%	1,135,303	4.00%	1,419,129	5.00%
Sterling Bancorp	2,666,376	9.39	1,136,089	4.00	1,136,089	4.00	N/A	N/A

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

	Actual		Minimum capital required - Basel III phase-in schedule		Minimum capital required - Basel III fully phased-in		Required to be considered well- capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2017
Common equity tier 1 to RWA:
Sterling National Bank	$2,770,381	13.95%	$1,142,247	5.75%	$1,390,561	7.00%	$1,291,236	6.50%
Sterling Bancorp	2,458,449	12.37	1,143,045	5.75	1,391,534	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	2,770,381	13.95%	1,440,224	7.25%	1,688,539	8.50%	1,589,213	8.00%
Sterling Bancorp	2,597,669	13.07	1,441,231	7.25	1,689,719	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	3,021,658	15.21%	1,837,527	9.25%	2,085,842	10.50%	1,986,516	10.00%
Sterling Bancorp	2,818,404	14.18	1,838,812	9.25	2,087,300	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	2,770,381	10.10%	1,097,449	4.00%	1,097,449	4.00%	1,371,811	5.00%
Sterling Bancorp	2,597,669	9.39	1,106,977	4.00	1,106,977	4.00	N/A	N/A

The Bank and the Company are subject to the regulatory capital requirements administered by the FRB, and, for the Bank, the Office of the Comptroller of the Currency. Regulatory authorities can initiate certain mandatory actions if the Bank or the Company fails to meet the minimum capital requirements, which could have a direct material effect on our financial statements. As of March 31, 2018, management believes that the Bank and the Company meet all capital adequacy requirements to which they are subject.

(b) Dividend Restrictions
The Company is mainly dependent on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that fiscal year combined with the retained net profits for the preceding two fiscal years. Under the foregoing dividend restrictions and while maintaining its “well-capitalized” status, at March 31, 2018, the Bank had capacity to pay aggregate dividends of up to $235,919 to the Company without prior regulatory approval.

(c) Stock Repurchase Plans
From time to time, the Company’s Board of Directors has authorized stock repurchase plans. The Company may purchase up to 10,000,000 common shares, which represents 4.4% of our shares outstanding at March 31, 2018. Repurchases may be made at management’s discretion through open market purchases and block trades in accordance with SEC and regulatory requirements. Any common shares purchased will be held as Treasury stock and made available for general corporate purposes. There were no shares repurchased under the repurchase program during the three months ended March 31, 2018 or March 31, 2017.

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

The contractual or notional amounts of these instruments, which reflect the extent of the Company’s involvement in particular classes of off-balance sheet financial instruments, are summarized as follows:

	March 31,	December 31,
	2018	2017
Loan origination commitments	$410,005	$510,135
Unused lines of credit	1,506,680	1,195,656
Letters of credit	184,100	166,824

(b) Lease Commitments
The Company leases certain premises and equipment under operating leases with terms expiring through January 2034. Included in occupancy and office operations expense was net rent expense of $4,406 and $2,250 during the three months ended March 31, 2018 and 2017, respectively. Future minimum lease payments due under non-cancelable operating leases at March 31, 2018 were as follows:

Remainder of 2018	$15,456
2019	18,867
2020	17,666
2021	14,966
2022	11,096
2023	9,252
2024 and thereafter	22,430
$109,733

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

As of March 31, 2018, management does not believe any of our securities are OTTI; however, management reviews all of the Company’s securities on at least a quarterly basis to assess whether impairment, if any, is OTTI.

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

A summary of such investment securities available for sale and derivatives at March 31, 2018 and December 31, 2017, respectively, were measured at estimated fair value on a recurring basis, is as follows:

	March 31, 2018
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS(1):
Agency-backed	$2,240,782	$—	$2,240,782	$—
CMOs(2)/Other MBS	607,362	—	607,362	—
Total residential MBS	2,848,144	—	2,848,144	—
Other securities:
Federal agencies	326,068	—	326,068	—
Corporate	330,495	—	330,495	—
State and municipal	255,631		255,631	—
Total other securities	912,194	—	912,194	—
Total available for sale securities	3,760,338	—	3,760,338	—
Swaps	3,074	—	3,074	—
Total assets	$3,763,412	$—	$3,763,412	$—
Liabilities:
Swaps	$12,805	$—	$12,805	$—
Total liabilities	$12,805	$—	$12,805	$—

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

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

	December 31, 2017
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$2,150,649	$—	$2,150,649	$—
CMOs/Other MBS	649,403	—	649,403	—
Total residential MBS	2,800,052	—	2,800,052	—
Federal agencies	399,996	—	399,996	—
Corporate bonds	148,226	—	148,226	—
State and municipal	263,798		263,798	—
Total other securities	812,020	—	812,020	—
Total available for sale securities	3,612,072	—	3,612,072	—
Swaps	4,457	—	4,457	—
Total assets	$3,616,529	$—	$3,616,529	$—
Liabilities:
Swaps	$7,980	$—	$7,980	$—
Total liabilities	$7,980	$—	$7,980	$—

The following categories of financial assets are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances.

Impaired Loans
Loans that meet certain criteria are evaluated individually for impairment. Generally, loans less than $750 are evaluated for impairment on a pooled basis. Impairment amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated impairment amount applicable to that loan does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable by market participants. However, due to the substantial judgment applied and limited volume of activity as compared to other assets, fair value of the underlying collateral is based on Level 3 inputs. Estimates of fair value used for collateral supporting commercial loans generally are based on assumptions not observable in the market place and are also based on Level 3 inputs. Impaired loans are remeasured at least quarterly and their carrying values are adjusted as needed. Impaired loans subject to non-recurring fair value measurements were $78,460 and $60,862 at March 31, 2018 and December 31, 2017, respectively. Changes in fair value recognized as a charge-off on loans held by the Company were $542 and $0 for the three months ended March 31, 2018 and 2017, respectively.

When an impaired loan is collateral dependent, the Company charges-off the difference between the recorded investment in the loan and the appraised value less cost to sell. A discount for estimated costs to dispose of the asset and overall marketability is used when estimating the amount of impairment.

A summary of the classes with impaired loans at March 31, 2018 and December 31, 2017, respectively, is set forth below:

	March 31, 2018
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
C&I	$20,128	$—	$—	$20,128
Commercial real estate	4,151	—	—	4,151
Total impaired loans measured at fair value	$24,279	$—	$—	$24,279

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

	December 31, 2017
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial & industrial	$114	$—	$—	$114
Commercial real estate	782	—	—	782
Total impaired loans measured at fair value	$896	$—	$—	$896

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

At March 31, 2018, the assumption for constant prepayment rates (“CPR”) ranged from 8.89 to 19.11, with a weighted average CPR of 9.66, and the assumption for market discount rate ranged from 9.50% to 20.00%, with a weighted average market discount rate of 9.92%. At December 31, 2017, the CPR assumption ranged from 9.79 to 16.76, with a weighted average CPR of 10.30, and the assumption for market discount rate ranged from 9.50% to 20.00%, with a weighted average market discount rate of 9.90%. The fair value of mortgage servicing rights at March 31, 2018 and December 31, 2017 was $10,817 and $10,363, respectively.

Other Real Estate Owned
OREO is initially recorded at fair value less costs to sell when acquired, which establishes a new cost basis. When an asset is acquired, the excess of the recorded investment in the loan over the fair value less cost to sell is charged to the allowance for loan losses. These assets are subsequently accounted for at the lower of cost or fair value less cost to sell and are primarily comprised of commercial and residential real estate property. If the fair value declines, a write-down is recorded in other real estate owned expense, net on the consolidated income statements. Fair value is generally determined using appraisals or other indications of value based on comparable sales of similar properties or assumptions generally observable in the marketplace. Adjustments are routinely made in the appraisal process by independent appraisers for differences between comparable sales and income data available (in the case of income producing properties). The fair value is derived using Level 3 inputs. Appraisals are reviewed by the Company’s credit department and an external loan review consultant and verified by officers in the Company’s credit administration area.

At March 31, 2018 and December 31, 2017, appraisals were discounted by 22.0%, which considers estimated costs to sell and overall marketability of the properties. OREO subject to non-recurring fair value measurement were $24,493 and $27,095 at March 31, 2018 and December 31, 2017, respectively. There were $200 and $1,293 of write-downs related to changes in fair value for OREO held by the Company during the three months ended March 31, 2018 and March 31, 2017, respectively.

Fair Value of Financial Instruments
Fair values for financial instruments must be estimated by management using techniques such as discounted cash flow analysis and comparison to similar instruments. These estimates are highly subjective and require judgments regarding significant matters, such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near-term changes. Fair values disclosed in accordance with FASB Accounting Standards Codification Topic 825 do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect possible tax ramifications or estimated transaction costs.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of March 31, 2018:

	March 31, 2018
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$364,331	$364,331	$—	$—
Securities available for sale	3,760,338	—	3,760,338	—
Securities held to maturity	2,874,948	—	2,807,106	—
Loans held for sale	44,440	—	44,440	—
Portfolio loans, net	19,857,153	—	—	19,742,046
Accrued interest receivable on securities	42,955	—	42,955	—
Accrued interest receivable on loans	59,174	—	—	59,174
FHLB stock and FRB stock	354,832	—	—	—
Swaps	3,074	—	3,074	—
Financial liabilities:
Non-maturity deposits	(18,118,558)	(18,118,558)	—	—
Certificates of deposit	(2,504,675)	—	(2,468,572)	—
FHLB borrowings	(4,449,829)	—	(4,425,050)	—
Other borrowings	(26,850)	—	(26,849)	—
Senior Notes	(278,144)	—	(276,395)	—
Subordinated Notes	(172,771)	—	(178,885)	—
Mortgage escrow funds	(161,724)	—	(154,815)	—
Accrued interest payable on deposits	(1,139)	—	(1,139)	—
Accrued interest payable on borrowings	(14,718)	—	(14,718)	—
Swaps	(12,805)	—	(12,805)	—

Effective January 1, 2018, with the adoption of the New Fair Value Standard, the fair value of portfolio loans, net is determined using an exit price methodology. The exit price methodology continues to be based on a discounted cash flow analysis, in which projected cash flows are based on contractual cash flows adjusted for prepayments for certain loan types (e.g. residential mortgage loans and multi-family loans) and the use of a discount rate based on expected relative risk of the cash flows. The discount rate selected considers loan type, maturity date, a liquidity premium, cost to service, and cost of capital, which is a Level 3 fair value estimate. In 2017, the fair value estimate of portfolio loans, net was determined using an entrance price methodology based only on the discounted methodology outlined above.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of December 31, 2017:

	December 31, 2017
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$479,906	$479,906	$—	$—
Securities available for sale	3,612,072	—	3,612,072	—
Securities held to maturity	2,862,489	—	2,863,909	—
Loans held for sale	5,246	—	5,246	—
Portfolio loans, net	19,931,076	—	—	19,903,231
Accrued interest receivable on securities	34,652	—	34,652	—
Accrued interest receivable on loans	59,446	—	—	59,446
FHLB stock and FRB stock	284,112	—	—	—
Swaps	4,457	—	4,457	—
Financial liabilities:
Non-maturity deposits	(18,098,566)	(18,098,566)	—	—
Certificates of deposit	(2,439,638)	—	(2,412,495)	—
FHLB borrowings	(4,510,123)	—	(4,496,184)	—
Other borrowings	(30,162)	—	(30,160)	—
Senior Notes	(278,209)	—	(278,968)	—
Subordinated Notes	(172,716)	—	(179,619)	—
Mortgage escrow funds	(122,641)	—	(117,050)	—
Accrued interest payable on deposits	(1,103)	—	(1,103)	—
Accrued interest payable on borrowings	(9,649)	—	(9,649)	—
Swaps	(7,980)	—	(7,980)	—

(18) Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows as of the dates shown below:

	March 31,	December 31,
	2018	2017
Net unrealized holding loss on available for sale securities	$(103,799)	$(36,899)
Related income tax benefit	28,690	14,575
Available for sale securities, net of tax	(75,109)	(22,324)
Net unrealized holding loss on securities transferred to held to maturity	(4,193)	(4,426)
Related income tax benefit	1,159	1,748
Securities transferred to held to maturity, net of tax	(3,034)	(2,678)
Net unrealized holding loss on retirement plans	(1,246)	(1,924)
Related income tax benefit	345	760
Retirement plans, net of tax	(901)	(1,164)
Accumulated other comprehensive loss	$(79,044)	$(26,166)

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The following table presents the changes in each component of accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017:

	Net unrealized holding (loss) gain on available for sale securities	Net unrealized holding (loss) gain on securities transferred to held to maturity	Net unrealized holding (loss) gain on retirement plans	Total
For the three months ended March 31, 2018
Balance beginning of the period	$(22,324)	$(2,678)	$(1,164)	$(26,166)
Reclassification of the stranded income tax effects from the enactment of the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive loss	(4,376)	(525)	(228)	(5,129)
Other comprehensive loss before reclassification	(53,830)	—	—	(53,830)
Amounts reclassified from accumulated other comprehensive loss	5,421	169	491	6,081
Total other comprehensive (loss) income	(48,409)	169	491	(47,749)
Balance at end of period	$(75,109)	$(3,034)	$(901)	$(79,044)
For the three months ended March 31, 2017
Balance beginning of the period	$(22,637)	$(3,264)	$(734)	$(26,635)
Other comprehensive gain before reclassification	2,747	—	—	2,747
Amounts reclassified from accumulated other comprehensive loss	(14)	147	34	167
Total other comprehensive income	2,733	147	34	2,914
Balance at end of period	$(19,904)	$(3,117)	$(700)	$(23,721)
Location in consolidated income statements where reclassification from accumulated other comprehensive loss is included	Net (loss) gain on sale of securities	Interest income on securities	Other non-interest expense

(19) Recently Issued Accounting Standards Not Yet Adopted

ASU 2016-02,“Leases (Topic 842).” ASU 2016-02 amends existing lease accounting guidance, including the requirement to recognize most lease arrangements on the balance sheet. The adoption of this standard will result in the Company recognizing a right-of-use asset representing its rights to use the underlying asset for the lease term with an offsetting lease liability. ASU 2016-02 is effective for the company on January 1, 2019. ASU 2016-02 requires a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company has aggregated a list of all leases and if the standard would have been effective at March 31, 2018, it would not have had an impact on any borrowings or financial covenants that are relevant to the Company. Management estimates that the impact to the Bank’s and the Company’s regulatory capital ratios would be a decrease of approximately five to seven basis points, which would be due to an increase in total assets and risk-weighted assets, given our lease arrangements for financial centers and other locations.

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 amends current guidance on the impairment of financial instruments. ASU 2016-13 adds an impairment model known as the current expected credit loss (“CECL”) model that is based on expected losses rather than incurred losses. For the Company, the CECL model will apply mainly to held-to-maturity investment securities, loans and loan commitments. ASU 2016-13 will be effective for the Company for fiscal years beginning after December 15, 2019, and the Company is permitted to early adopt the new guidance for fiscal years beginning after December 15, 2018. ASU 2016-13 will significantly change the accounting for credit impairments. The new guidance will require the Company to modify current processes and systems for establishing the allowance for loan losses and OTTI to ensure they comply with the requirements of the new standard. The Company engaged a nationally recognized accounting firm to assist management in performing an implementation readiness assessment. The Company made significant progress in 2017 as

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

disclosed in our Form 10-K. In 2018, we are focused on mitigation of data gaps, and being in a position to test our CECL model by the fourth quarter of 2018. The Company is unable to estimate the impact of adopting ASU 2016-13 at this time, however, we anticipate the allowance for loan losses will be greater under the CECL model compared to the current incurred loss model and that the composition of the loan and securities portfolio as well as the status of the economic environment will be significant factors that impact the balance at date of adoption.

ASU 2017-08, “Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount as discounts continue to be amortized to maturity. ASU No. 2017-08 is effective for the Company on January 1, 2019. The guidance includes a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The impact of adoption will not be significant on our financial statements.

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

ASU 2018-05, "Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118" ASU 2018-05 amends the Accounting Standards Codification to incorporate various SEC paragraphs pursuant to the issuance of SAB 118. SAB 118 addresses the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. See Note 2. “Acquisitions.”

(20) Subsequent Event - Acquisition of Advantage Funding Management Co., Inc. (“Advantage Funding”)

On April 2, 2018, the Bank acquired 100% of the outstanding common stock of Advantage Funding (the “Advantage Funding Acquisition”). Advantage Funding is a provider of commercial vehicle and transportation financing services based in Lake Success, NY. Advantage Funding had total outstanding loans and leases of $457.0 million on the acquisition date consisting mainly of fixed rate assets. The Bank paid a premium on the balance of gross loans and leases receivable of 4.50% or $20.3 million.

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

The factors described herein in Part II. Item 1A. Risk Factors or otherwise described in our filings with the SEC, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations expressed in our forward-looking statements, including, but not limited to:

STERLING BANCORP AND SUBSIDIARIES

•	difficulties and delays in integrating our and Astoria’s businesses or fully realizing cost savings and other benefits, and business disruption following the Astoria Merger;

•	difficulties and delays in assimilating and integrating Advantage Funding into our business following the Advantage Funding Acquisition;

•
our ability to successfully implement growth and strategic initiatives, to increase revenues faster than we grow expenses, and to integrate and fully realize cost savings and other benefits we estimate in connection with acquisitions and limit business disruption arising therefrom;

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

•	our ability to manage changes in market interest rates, which could adversely affect our financial condition and results of operations;

•	our use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	our ability to capitalize on our substantial investments in our information technology and operational infrastructure and systems;

•	the effects of, and changes in, laws and regulations (including laws and regulations concerning banking and taxes) with which we and the Bank must comply;

•	changes in other economic, competitive, governmental, regulatory and technological factors affecting our markets, operations, pricing, products, services and fees; and

•	our success at managing the risks involved in the foregoing and managing our business.

These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist the reader in understanding our financial condition and results of operations. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes included in Part I, Item 1 of this report and with our audited consolidated financial statements, including the accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Form 10-K. Operating results discussed herein are not necessarily indicative of the results of any future period.

Tax equivalent adjustments are the result of increasing income from tax exempt securities by an amount equal to the federal taxes that would be paid if the income were fully taxable based on a 21.0% effective income tax rate for 2018, and a 35.0% effective income tax rate for 2017 and prior periods.

Dollar amounts in tables and the accompanying discussion that follows are stated in thousands, except for share and per share amounts and ratios.

Overview and Management Strategy
The Bank operates as a regional bank providing a broad offering of deposit, lending and wealth management products to commercial, consumer and municipal clients in our market area.

Our primary strategic objective is to drive positive operating leverage, which we believe will allow us to generate sustainable growth in revenues and earnings over time. We define operating leverage as the ratio of growth in adjusted total revenue divided by growth in adjusted total operating expenses. (adjusted total revenue is reconciled to GAAP on page 64.) To achieve this goal, we focus on the following initiatives:

•	Target specific “high value” client segments and geographic markets in which we have competitive advantages.

STERLING BANCORP AND SUBSIDIARIES

•	Deploy a single point of contact, relationship-based distribution strategy through our commercial banking teams and financial centers.

•
Continuously expand and refine our delivery and distribution channels by rationalizing our investments in businesses that do not meet our risk-adjusted return targets and re-allocating our capital and resources to hiring commercial banking teams and growing other businesses that are in-line with our commercial banking strategy.

•	Maximize efficiency through a technology enabled, low-cost operating platform and by controlling operating costs.

•	Create a high productivity culture through differentiated compensation programs based on a pay-for-performance philosophy.

•	Maintain strong risk management systems and proactively manage enterprise risk.

The Bank targets the following geographic markets: (i) the New York Metro Market, which includes Manhattan and Long Island; and (ii) the New York Suburban Market, which includes Rockland, Orange, Sullivan, Ulster, Putnam and Westchester Counties in New York and Bergen County in New Jersey. The Bank also originates loans and deposits in select markets nationally through our asset-based lending, payroll finance, warehouse lending, factored receivables, equipment finance and public sector finance businesses (collectively, our commercial finance businesses). We believe the Bank operates in an attractive footprint that presents us with significant opportunities to execute our strategy of targeting small and middle market commercial clients and affluent consumers.

We deploy a team-based distribution strategy in which clients are served by a focused and experienced group of relationship managers who are responsible for all aspects of the client relationship and delivery of our products and services. While the Astoria Merger resulted in substantial growth in 2017, our commercial banking teams also generated significant organic originations of loans and deposits. As of March 31, 2018, we had 33 commercial banking teams and 127 full service financial centers. We currently anticipate that we will increase our number of commercial banking teams by three to five annually and will reduce our financial centers as we continue to execute our real estate and financial center consolidation strategy.

Please refer to page 62 for details on our supplemental reporting of non-GAAP financial measures.

Recent Developments
On April 2, 2018, we completed the Advantage Funding Acquisition in a cash transaction. Advantage Funding, formerly a wholly-owned subsidiary of Macquaire Bank Limited, is a leading provider of commercial vehicle and transportation financing services based in Lake Success, NY. At the acquisition date, Advantage Funding had total outstanding loans and leases of $457.0 million with a diversified client base across various industry sectors and geographic markets nationwide. Advantage Funding will be integrated into our established national equipment finance platform, which on a combined basis will have approximately $1.2 billion of loans and leases outstanding.

Our earnings performance reached record levels in the first quarter of 2018, with GAAP net income available to commons stockholders of $98,872, or $0.43 per diluted share, and adjusted net income available to common stockholders of $100,880, or $0.45 per diluted share. This represents growth of 48.3% and 45.2%, respectively, over the same period a year ago. Results for the first quarter of 2018 reflect the ongoing execution our strategy and the progress we have made in the integration of the Astoria Merger. In the first quarter of 2018, our reported operating efficiency ratio was 44.2% and our adjusted operating efficiency ratio, which reached a record low, was 40.3%. Comparing our results to the same quarter a year ago, we generated significant positive operating leverage of 2.7x. Adjusted net income, adjusted diluted EPS, reported operating efficiency ratio and adjusted operating efficiency ratio are non-GAAP financial measures that are reconciled to our GAAP results beginning on page 62.

A significant component of our strategy includes repositioning our earning assets to create a more optimal balance sheet. As of March 31, 2018, our total loan portfolio was $19.9 billion, of which 24.5% consisted of residential mortgage loans, most of which we acquired in the Astoria Merger. We anticipate this portfolio will repay at a rate of approximately $1.0 billion annually, and we intend to replace these assets with higher yielding, more diversified commercial loans originated through our commercial banking teams and commercial finance business lines. By the end of the fourth quarter of 2019, we are targeting achieving a loan composition of approximately 45% C&I loans, which includes our traditional C&I and our commercial finance business lines, 45% commercial real estate loans, which includes multi-family and acquisition development and construction loans, and 10% consumer loans, which includes residential mortgage loans, home equity lines of credit and other personal loans. To accelerate the transition of our loan portfolio, we will continue to evaluate potential acquisitions of commercial finance loan portfolios and other assets that meet our risk-adjusted return criteria, similar to the acquisition of Advantage Funding  We also intend to reduce the proportion of our earning assets which are currently allocated to investment securities. As of March 31, 2018, our investment securities represented 24.7% of our total earning assets; we anticipate decreasing this percentage to 20-22% of total earning assets over time.

As mentioned above, we have made significant progress in the integration of the employees, systems and facilities that we acquired and assumed in the Astoria Merger. As we previously announced, we intend to consolidate between 25 to 30 financial centers

STERLING BANCORP AND SUBSIDIARIES

through the fourth quarter of 2019. In the first quarter of 2018 we consolidated one financial center, which reduced our total number of financial centers to 127, and have announced the consolidation of six additional financial centers in the second quarter of 2018. In addition, we are also executing a back-office real estate consolidation strategy, and in the first quarter we announced we had entered into a definitive agreement for the sale of Astoria’s headquarters facility located in Lake Success, NY. The sale is anticipated to close in the second quarter of 2018. We will reinvest a portion of the operating expense savings generated by these consolidations and reduction in our real estate footprint into the hiring of three to five additional commercial banking teams and into our ongoing investment in risk management systems and personnel. We anticipate achieving an annual operating expense run-rate, excluding the impact of amortization of intangible assets, of approximately $425.0 million for the full year 2018.

Critical Accounting Policies
Our accounting and reporting policies are prepared in accordance with GAAP and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates. We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain; and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting policies related to the allowance for loan losses, business combinations, goodwill, trade names and other intangible assets, and deferred income taxes are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. For additional information regarding critical accounting policies, refer to Note 1. “Basis of Financial Statement Presentation” in the notes to consolidated financial statements included elsewhere in this report and the sections captioned “Critical Accounting Policies” and “Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2017 Form 10-K. There have been no significant changes in our application of critical accounting policies for the three months ended March 31, 2018.

Financial Impact of Recent Acquisitions
The balances of Astoria were included in our balance sheet as of October 2, 2017, and the operating results of Astoria were included in our results of operations from that day forward. There are no balances included in our balance sheet or operating results of Advantage Funding included in our results of operations in this Quarterly Report on Form 10-Q as the Advantage Funding Acquisition occurred after March 31, 2018.

Selected financial condition data, statement of operations data, per share data, performance ratios, capital ratios, and asset quality data and ratios for the comparable periods are presented as follows:.

STERLING BANCORP AND SUBSIDIARIES

	At or for the three months ended March 31,
	2018	2017
End of period balances:
Total securities	$6,635,286	$3,416,395
Portfolio loans	19,939,245	9,763,967
Total assets	30,468,780	14,659,337
Non-interest bearing deposits	4,019,917	3,196,842
Interest bearing deposits	16,603,316	7,054,883
Total deposits	20,623,233	10,251,725
Borrowings	4,927,594	2,328,576
Stockholders’ equity	4,273,755	1,888,613
Tangible common equity[1]	2,407,700	1,127,915
Average balances:
Total securities	$6,602,175	$3,273,658
Total loans[2]	19,635,900	9,281,516
Total assets	30,018,289	14,015,953
Non-interest bearing deposits	3,971,079	3,177,448
Interest bearing deposits	16,717,068	7,009,167
Total deposits and mortgage escrow	20,688,147	10,186,615
Borrowings	4,597,903	1,799,204
Stockholders’ equity	4,243,897	1,869,085
Tangible common equity[1]	2,373,794	1,107,009
Selected operating data:
Total interest and dividend income	$281,346	$126,000
Total interest expense	46,976	17,210
Net interest income	234,370	108,790
Provision for loan losses	13,000	4,500
Net interest income after provision for loan losses	221,370	104,290
Total non-interest income	18,707	12,836
Total non-interest expense	111,749	60,350
Income before income tax expense	128,328	56,776
Income tax expense	29,456	17,709
Net income	$98,872	$39,067
Per share data:
Reported basic EPS (GAAP)	$0.43	$0.29
Reported diluted EPS (GAAP)	0.43	0.29
Adjusted diluted EPS[1] (non-GAAP)	0.45	0.31
Dividends declared per common share	0.07	0.07
Book value per share	18.34	13.93
Tangible book value per common share[1]	10.68	8.32
See legend on following page.

STERLING BANCORP AND SUBSIDIARIES

	At or for the three months ended March 31,
	2018	2017
Common shares outstanding:
Shares outstanding at period end	225,466,266	135,604,435
Weighted average shares basic	224,730,686	135,163,347
Weighted average shares diluted	225,264,147	135,811,721
Other data:
Full time equivalent employees at period end	2,016	978
Financial centers at period end	127	42
Performance ratios:
Return on average assets	1.31%	1.13%
Return on average equity	9.26	8.48
Reported return on average tangible assets[1]	1.39	1.20
Adjusted return on average tangible assets[1]	1.45	1.27
Reported return on average tangible equity[1]	16.55	14.31
Adjusted return on average tangible equity[1]	17.24	15.19
Reported operating efficiency[1]	44.16	49.62
Adjusted operating efficiency[1]	40.26	43.73
Net interest margin-GAAP	3.54	3.42
Net interest margin-tax equivalent[3]	3.60	3.55
Capital ratios (Company):
Tier 1 leverage ratio	9.39%	8.89%
Common equity Tier 1 capital ratio	12.65	8.89
Tier 1 risk-based capital ratio	13.35	10.67
Total risk-based capital ratio	14.46	12.66
Tangible equity to tangible assets	8.86	8.12
Tangible common equity to tangible assets[1]	8.38	8.12
Regulatory capital ratios (Bank):
Tier 1 leverage ratio	10.00%	8.99%
Tier 1 risk-based capital ratio and common equity Tier 1 capital ratio	14.23	10.79
Total risk-based capital ratio	15.51	12.95
Asset quality data and ratios:
Allowance for loan losses	$82,092	$66,939
Non-performing loans (“NPLs”)	182,046	72,924
Non-performing assets (“NPAs”)	206,539	82,556
Net charge-offs	8,815	1,183
NPAs to total assets	0.68%	0.56%
NPLs to total loans[4]	0.91	0.75
Allowance for loan losses to non-performing loans	45.09	91.79
Allowance for loan losses to total loans[4]	0.41	0.69
Annualized net charge-offs to average loans	0.18	0.05
_________________________
1 See a reconciliation of as reported financial measures to as adjusted (non-GAAP) financial measures beginning on page 63 below under the caption “Supplemental Reporting of Non-GAAP Financial Measures.”

[2]	Includes loans held for sale but excludes the allowance for loan losses.
3 Tax equivalent basis represents interest income earned on municipal securities divided by the applicable Federal tax rate of 21% for 2018 and 35% for 2017.
4 Total loans excludes loans held for sale.

STERLING BANCORP AND SUBSIDIARIES

Results of Operations
For the three months ended March 31, 2018, we reported net income available to common stockholders of $96,873, or $0.43 per diluted common share, compared to net income available to common stockholders of $39,067, or $0.29 per diluted common share, for the three months ended March 31, 2017. In the three months ended March 31, 2018, we realized a pre-tax net loss on the sale of securities of $5,421 and amortization of non-compete agreements and acquired customer lists of $295. In the three months ended March 31, 2017, we realized a pre-tax net loss on the sale of securities of $23; pre-tax merger related expense in connection with the Astoria Merger of $3,127; and amortization of non-compete agreements and acquired customer lists of $396.

Details of the changes in the various components of net interest income are further discussed below.

Net Interest Income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 92.6% and 89.4% of total revenue in the three months ended March 31, 2018 and 2017, respectively. Net interest margin is the ratio of taxable equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest bearing liabilities impact net interest income and net interest margin.

We are primarily funded by core deposits. Core deposits include retail, commercial and municipal transaction, money market and savings accounts and certificates of deposit and exclude brokered deposits except for reciprocal brokered deposits through the Promontory Interfinancial Network, including Insured Cash Sweep (“ICS”) and CDAR balances. As of March 31, 2018, we considered 94.7% of our total deposits to be core deposits compared to 92.0% at March 31, 2017. Non-interest bearing demand deposits were $4,019,917 of our total deposits at March 31, 2018, compared to $3,196,841 at March 31, 2017. We believe that our low cost funding base, combined with our composition of earning assets, would have a positive impact on our net interest income and net interest margin in a scenario in which market interest rates increase.

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

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended March 31,
	2018			2017
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
Traditional C&I and commercial finance loans	$5,000,470	$60,873	4.94%	$3,871,664	$48,237	5.05%
Commercial real estate (includes multi-family)	9,028,849	103,281	4.64	4,190,817	43,186	4.18
ADC	267,638	3,671	5.56	237,451	3,125	5.34
Commercial loans	14,296,957	167,825	4.76	8,299,932	94,548	4.62
Consumer loans	361,752	4,411	4.95	280,650	3,132	4.53
Residential mortgage loans	4,977,191	62,379	5.01	700,934	6,890	3.93
Total net loans[1]	19,635,900	234,615	4.85	9,281,516	104,570	4.57
Securities taxable	3,997,542	27,061	2.75	2,016,752	12,282	2.47
Securities tax exempt	2,604,633	19,382	2.98	1,256,906	11,720	3.73
Interest earning deposits	305,270	828	1.10	210,800	254	0.49
FRB and FHLB stock	290,577	3,530	4.93	123,604	1,276	4.19
Total securities and other earning assets	7,198,022	50,801	2.86	3,608,062	25,532	2.87
Total interest earning assets	26,833,922	285,416	4.31	12,889,578	130,102	4.09
Non-interest earning assets	3,184,367			1,126,375
Total assets	$30,018,289			$14,015,953
Interest bearing liabilities:
Interest bearing demand deposits	$3,941,749	$5,623	0.58%	$1,950,332	$1,960	0.41%
Savings[2] deposits	2,917,624	1,550	0.22	797,386	1,226	0.62
Money market deposits	7,393,335	10,912	0.60	3,681,962	4,944	0.54
Certificates of deposit	2,464,360	6,121	1.01	579,487	1,378	0.96
Total interest bearing deposits	16,717,068	24,206	0.59	7,009,167	9,508	0.55
Senior Notes	278,181	2,740	3.94	76,497	1,141	6.05
Other borrowings	4,146,987	17,678	1.73	1,550,183	4,212	1.10
Subordinated Notes	172,735	2,352	5.45	172,524	2,349	5.45
Total borrowings	4,597,903	22,770	2.01	1,799,204	7,702	1.74
Total interest bearing liabilities	21,314,971	46,976	0.89	8,808,371	17,210	0.79
Non-interest bearing deposits	3,971,079			3,177,448
Other non-interest bearing liabilities	488,342			161,049
Total liabilities	25,774,392			12,146,868
Stockholders’ equity	4,243,897			1,869,085
Total liabilities and stockholders’ equity	$30,018,289			$14,015,953
Net interest rate spread[3]			3.42%			3.30%
Net interest earning assets[4]	$5,518,951			$4,081,207
Net interest margin - tax equivalent		238,440	3.60%		112,892	3.55%
Less tax equivalent adjustment		(4,070)			(4,102)
Net interest income		$234,370			$108,790
Ratio of interest earning assets to interest bearing liabilities	125.9%			146.3%

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

	For the three months ended March 31,
	2018 vs 2017
	Increase (Decrease) due to		Total increase
	Volume	Rate	(decrease)
Interest earning assets:
Traditional C&I and commercial finance loans	$15,775	$516	$16,291
Commercial real estate (includes multi-family)	54,146	2,372	56,518
ADC	407	61	468
Commercial loans	70,328	2,949	73,277
Consumer loans	968	311	1,279
Residential mortgage loans	53,097	2,392	55,489
Total loans	124,393	5,652	130,045
Securities taxable	13,250	1,529	14,779
Securities tax exempt	10,366	(2,704)	7,662
Interest earning deposits	152	422	574
FRB and FHLB stock	1,993	261	2,254
Total interest earning assets	150,154	5,160	155,314
Interest bearing liabilities:
Interest bearing demand deposits	2,605	1,058	3,663
Savings[1] deposits	1,526	(1,202)	324
Money market deposits	5,374	594	5,968
Certificates of deposit	4,669	74	4,743
Total interest bearing deposits	14,174	524	14,698
Senior Notes	2,095	(496)	1,599
Other borrowings	10,129	3,337	13,466
Subordinated Notes	3	—	3
Total borrowings	12,227	2,841	15,068
Total interest bearing liabilities	26,401	3,365	29,766
Change in tax equivalent net interest income	123,753	1,795	125,548
Less tax equivalent adjustment	2,854	(2,886)	(32)
Change in net interest income	$120,899	$4,681	$125,580

__________________
1 Includes club accounts and interest bearing mortgage escrow balances.

Tax equivalent net interest income increased $125,548 to $238,440 for the three months ended March 31, 2018, compared to $112,892 for the three months ended March 31, 2017. The increase was mainly due to an increase in average interest earning assets of $13,944,344, or 108.2%. Also contributing to the increase in net interest income was an increase in accretion income on acquired loans, which was $30,340 for the three months ended March 31, 2018 compared to $3,482 for the three months ended March 31, 2017. The tax equivalent net interest margin increased five basis points to 3.60% from 3.55% in the first quarter of 2017. The yield on interest earning assets was 4.31% compared to 4.09% for the three months ended March 31, 2017, which was mainly due to the increase in accretion income on acquired loans. The percentage of loans to average earning assets increased to 73.2% from 72.0% for the three months ended March 31, 2017. The cost of interest bearing liabilities increased to 0.89% for the three months ended

STERLING BANCORP AND SUBSIDIARIES

March 31, 2018 compared to 0.79% for the three months ended March 31, 2017, which was due mainly to higher interest rates paid on deposits and borrowings due to increases in market interest rates.

The average balance of loans outstanding increased $10,354,384, or 111.6%, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase was mainly due to the Astoria Merger and organic commercial loan growth generated by our commercial banking teams. The average yield on loans was 4.85% compared to 4.57% in the comparable year ago period. The increase in the yield on loans was mainly due to the increase in accretion income on acquired loans.

Interest income on traditional C&I and commercial finance loans increased $16,291 and was $60,873 for the three months ended March 31, 2018 compared to $48,237. This increase was mainly due from organic loan growth. However, the yield on traditional C&I and commercial finance loans declined to 4.94% compared to 5.05% for the three months ended March 31, 2017. The decline in yield was due to lower accretion income on traditional C&I and commercial finance loans.

Interest income on commercial real estate loans and multi-family loans increased $56,518 to $103,281 for the three months ended March 31, 2018 compared to $43,186. The increase was mainly due to loans acquired in the Astoria Merger. The yield on commercial real estate and multi-family loans was 4.64% compared to 4.18% for the three months ended March 31, 2017. The increase in yield was mainly due to an increase of $12,248 in accretion income on acquired loans.

Interest income on residential mortgage loans increased $55,489 to $62,379 for the three months ended March 31, 2018 compared to $6,890 for the three months ended March 31, 2017. This was mainly due to the Astoria Merger which resulted in an increase of $4,276,257 in the average balance of residential mortgage loans. In addition, accretion income on acquired residential loans increased $14,729.

Tax equivalent interest income on securities increased $22,441 to $46,443 for the three months ended March 31, 2018, compared to $24,002 for the three months ended March 31, 2017. This was mainly the result of an increase of $3,328,517 in the average balance of securities between the periods, resulting from the Astoria Merger. The tax equivalent yield on investment securities decreased 12 basis points to 2.85%. This was mainly due to the change in the federal income tax rate as the tax equivalent adjustment assumed a 35% federal tax rate in 2017 compared to a 21% federal tax rate in 2018 as a result of the Tax Cuts and Jobs Act of 2017. Average tax exempt securities balances grew to $2.6 billion compared to $1.3 billion in the first quarter of 2017.

Average deposits increased $10,501,532 to $20,688,147 in the three months ended March 31, 2018, compared to $10,186,615 for the three months ended March 31, 2017. Average interest bearing deposits increased $9,707,901 compared to the first quarter of 2017. The growth in total deposits was primarily due to the Astoria Merger. The average cost of interest bearing deposits was 0.59% compared to 0.55% in the first quarter of 2017. The average cost of total deposits was 0.47% compared to 0.38% in the first quarter of 2017. The increase in the cost of deposits was mainly due to competitive factors in our market.

Average borrowings increased $2,798,699 to $4,597,903 in the three months ended March 31, 2018, compared to $1,799,204 in the same period a year ago. The increase in average borrowings was mainly used to fund the increase in average earning assets, including growth in loans and investment securities. The average cost of borrowings was 2.01% for the first quarter of 2018, compared to 1.74% for the first quarter of 2017. Market interest rates for borrowings have increased in the last 12 months, which was the main factor contributing to the increase in total the cost of borrowings.

Provision for Loan Losses. The provision for loan losses is determined as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level that is our best estimate of probable incurred credit losses inherent in the outstanding loan portfolio. For the three months ended March 31, 2018 and March 31, 2017, the provision for loan losses was $13,000 and $4,500, respectively. See the section captioned “Delinquent Loans, Troubled Debt Restructuring, Impaired Loans, Other Real Estate Owned and Classified Assets - Provision for Loan Losses” later in this discussion for further analysis of the provision for loan losses.

STERLING BANCORP AND SUBSIDIARIES

Non-interest income. The components of non-interest income were as follows for the periods presented below:

	For the three months ended
	March 31,
	2018	2017
Deposit fees and service charges	$7,003	$3,335
Accounts receivable management / factoring commissions and other related fees	5,360	3,769
Bank owned life insurance	3,614	1,370
Loan commissions and fees	3,406	2,987
Investment management fees	1,825	231
Net (loss) on sale of securities	(5,421)	(23)
Other	2,920	1,167
Total non-interest income	$18,707	$12,836

Non-interest income was $18,707 for the three months ended March 31, 2018, compared to $12,836 in the same period a year ago. Included in non-interest income is net loss on sale of securities, which was $5,421 for the three months ended March 31, 2018, compared to $23 for the for the three months ended March 31, 2017. Net loss or gain on sale of securities is impacted significantly by changes in market interest rates and strategies we use to manage yield, liquidity and interest rate risk, and it is difficult to forecast the amount of net losses or gains consistently. As a result, when we analyze the results of our non-interest income, we exclude gains and losses on sales of securities. Excluding net loss on sale of securities, non-interest income was $24,128 compared to $12,859 for the first quarter of 2017. The increase was mainly due to the Astoria Merger.

Our annualized run-rate of non-interest income excluding securities losses was $97,852 in the first quarter of 2018. Our goal for 2018 is to achieve minimum non-interest income excluding securities gains and losses of $100,000. We anticipate we will be able to achieve this goal through growth in other loan fees, loan swap fees, other fee income generated by our commercial banking teams, syndication fees, deposit fees and service charges driven by commercial treasury management services. Additionally, we continue to evaluate potential acquisitions of commercial finance and other businesses that are also fee income generators.

Deposit fees and service charges were $7,003 for the first quarter of 2018, which represented a $3,668 increase compared to $3,335 for the same period a year ago. The increase in deposit fees and service charges is mainly due to the Astoria Merger.

Accounts receivable management / factoring commissions and other related fees represents fees generated in our factoring and payroll finance businesses. A portion of the fees generated in the factoring and payroll finance businesses are allocated to interest income on loans and the remainder is recognized as fee income. In our factored receivables business, we receive a nonrefundable factoring fee, which is generally a percentage of the factored receivables or sales volume, and is designed to compensate us for the bookkeeping and collection services provided and, if applicable, the credit review of the client’s customer and assumption of customer credit risk. In payroll finance, we provide outsourcing support services for clients in the temporary staffing industry. We generate fee income in exchange for providing full back-office, payroll, tax and accounting services to independently-owned temporary staffing companies. Total fee income in these businesses increased $1,591, or 42.2%, to $5,360 for the three months ended March 31, 2018, compared to $3,769 for the year ago period. The increase in fees between the periods is mainly due to a change in the allocation of total client revenue between interest income and fee income. Total revenue generated by factored receivables and payroll finance clients, including fee income and interest income, was $11,881 in the first quarter of 2018 compared to $11,405 in the first quarter of 2017, an increase of 14.9%. The increase in total revenues was mainly due to higher volumes generated from payroll finance and factoring clients.

Bank owned life insurance (“BOLI”) income represents the change in the cash surrender value of life insurance policies owned by us. BOLI income was $3,614 for the first quarter of 2018, compared to $1,370 in the same period a year ago. The increase was mainly due to BOLI acquired in the Astoria Merger.

Loan commissions and fees income includes fees on lines of credit, loan servicing fees, syndication fees, collateral monitoring, and other loan related fees that are not included in interest income. Loan commissions and fees were $3,406 for the three months ended March 31, 2018 compared to $2,987 for the three months ended March 31, 2017. The increase was mainly due to higher syndication fees between the periods.

STERLING BANCORP AND SUBSIDIARIES

Investment management fees represent fees from the sale of mutual funds, annuities and insurance commissions. These revenues were $1,825 in the first quarter of 2018 and $231 in the same period a year ago. We have increased our revenues from the sale of mutual funds, and annuities and generated additional insurance agency commissions as a result of the Astoria Merger.

Net (loss) on sale of securities income represents losses or gains incurred on the sale of securities from our available for sale investment securities portfolio. We realized a net loss on sale of securities of $5,421 in the three months ended March 31, 2018 and a net gain on sale of securities of $23 in the three months ended March 31, 2017. The loss on sale of securities in the first quarter of 2018 was due to the sale of $117,810 lower yielding government agency securities and the proceeds were used to fund a portion of the purchase of Advantage Funding.

Other non-interest income principally includes fees for loan swaps, safe deposit rentals and foreign exchange fees. Other non-interest income increased $1,753 to $2,920 for the first quarter of 2018 from $1,167 for the same period a year ago. The increase was mainly due to the Astoria Merger.

Non-interest expense. The components of non-interest expense were as follows for the periods presented below:

	For the three months ended
	March 31,
	2018	2017
Compensation and benefits	$54,680	$31,187
Stock-based compensation plans	2,854	1,736
Occupancy and office operations	17,460	8,134
Information technology	11,718	2,469
Amortization of intangible assets	6,052	2,229
FDIC insurance and regulatory assessments	5,347	1,888
Other real estate owned expense, net	364	1,676
Merger-related expense	—	3,127
Other non-interest expense	13,274	7,904
Total non-interest expense	$111,749	$60,350

Non-interest expense for the three months ended March 31, 2018 was $111,749, a $51,399 increase compared to $60,350 for the three months ended March 31, 2017. Our annualized run-rate of total non-interest expense excluding amortization of intangible assets was $428,660 in the first quarter of 2018. Our goal for 2018 is to achieve operating expense excluding amortization of intangibles of approximately $425,000. Changes in the components of non-interest expense are discussed below.

Compensation and benefits expense was $54,680 for the three months ended March 31, 2018, compared to $31,187 for the three months ended March 31, 2017. As of March 31, 2018, our full-time equivalent employees were 2,016 compared to 978 at March 31, 2017. The increase was mainly due to the Astoria merger.

Stock-based compensation plans expense was $2,854 in the first quarter of 2018, compared to $1,736 in the first quarter of 2017. The increase is due to a greater percentage of compensation paid to our executive management and senior personnel in stock awards to better align the interests of management employees to those of our stockholders. For additional information related to our employee benefit plans and stock-based compensation, see Note 11. “Stock-Based Compensation” in the notes to consolidated financial statements included elsewhere in this report.

Occupancy and office operations expense was $17,460 in the first quarter of 2018, compared to $8,134 in the first quarter of 2017. At March 31, 2018, we had 127 financial center locations, compared to 42 financial centers at March 31, 2017. The increase was mainly due to the Astoria Merger. We anticipate we will reduce our total number of financial centers over time. In the first quarter of 2018 we consolidated one financial center and we also announced the sale of our Lake Success headquarters, which is expected to close in the second quarter of 2018. We anticipate we will consolidate six financial centers in the second quarter of 2018.

Information technology expense mainly includes the cost of our core operating system and contracted service and maintenance associated with other data processing systems and was $11,718 in the first quarter of 2018, compared to $2,469 in the first quarter of 2017. The increase in information technology expense is mainly due to the Astoria Merger.

STERLING BANCORP AND SUBSIDIARIES

Amortization of intangible assets expense mainly includes amortization of core deposit intangible assets, customer lists and non-compete agreements. Amortization of intangible assets was $6,052 in the three months ended March 31, 2018, compared to $2,229 for the three months ended March 31, 2017. The increase in amortization expense was due mainly to amortization of the core deposit intangible assets recorded in the Astoria Merger. For additional information, see Note 6. “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included elsewhere in this report.

FDIC insurance and regulatory assessments expense was $5,347 for the first quarter of 2018, compared to $1,888 for the first quarter of 2017. The increase was mainly due to the Astoria Merger and organic growth in assets.

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

	For the three months ended
	March 31,
	2018	2017
(Gain) loss on sale	$(472)	$25
Direct property write-downs	200	1,293
Rental income	(42)	(13)
Property tax	143	162
Other expenses	535	209
OREO expense, net	$364	$1,676

OREO expense, net was $364 for the three months ended March 31, 2018, compared to $1,676 for the three months ended March 31, 2017. The decrease was mainly due to lower direct property write-downs based on updated appraisals and gain on sales of OREO properties. In the three months ended March 31, 2017 we recorded a significant write-down on a residential property, which was subsequently sold during the year.

Merger-related expense was $0 in the three months ended March 31, 2018, compared to $3,127 for the three months ended March 31, 2017. Merger-related expense for the first quarter of 2017 was incurred in connection with the Astoria Merger and consisted mainly of financial and legal advisory fees.

Other non-interest expense mainly includes professional fees, advertising and promotion, communications and operational losses. Also included in other non-interest expense is loan processing, taxes not included in income tax, travel and client entertainment, and training. For the three months ended March 31, 2018,other non-interest expense was $13,274, compared to $7,904 for the three months ended March 31, 2017. The increase was mainly related to the Astoria Merger. See Note 13. “Non-Interest Income and Other Non-Interest Expense” in the notes to the consolidated financial statements included elsewhere in this report for details on significant components.

Income tax expense was $29,456 for the three months ended March 31, 2018 compared to $17,709 for the three months ended March 31, 2017. Income tax expense for the first quarter of 2018 was recorded at our estimated effective tax rate of 23.3%; including our tax benefit associated with our stock-based compensation plans of $379, our effective income tax rate decreased to 23.0%. Income tax expense for the first quarter of 2017 was recorded at our estimated effective tax rate of 32.5%; including a tax benefit associated with our stock-based compensation plans of $742, our effective income tax rate was 31.2%. See Note 10. “Income Taxes” in the notes to the consolidated financial statements included elsewhere in this report for additional information.

STERLING BANCORP AND SUBSIDIARIES

Portfolio Loans
The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the periods indicated.

	March 31, 2018		December 31, 2017
	Amount	%	Amount	%
Commercial:
C&I:
Traditional C&I	$2,012,462	10.1%	$1,979,448	9.9%
Asset-based lending	806,305	4.0	797,570	4.0
Payroll finance	234,379	1.2	268,609	1.3
Warehouse lending	676,783	3.4	723,335	3.6
Factored receivables	238,258	1.2	220,551	1.1
Equipment financing	694,085	3.5	679,541	3.4
Public sector finance	679,276	3.4	637,767	3.2
Total C&I	5,341,548	26.8	5,306,821	26.5
Commercial mortgage:
Commercial real estate	4,207,135	21.1	4,138,864	20.7
Multi-family	4,892,471	24.5	4,859,555	24.3
ADC	262,591	1.3	282,792	1.4
Total commercial mortgage	9,362,197	46.9	9,281,211	46.4
Total commercial	14,703,745	73.7	14,588,032	72.9
Residential mortgage	4,883,452	24.5	5,054,732	25.3
Consumer	352,048	1.8	366,219	1.8
Total portfolio loans	19,939,245	100.0%	20,008,983	100.0%
Allowance for loan losses	(82,092)		(77,907)
Total portfolio loans, net	$19,857,153		$19,931,076
Note the percentages in the table above are rounded to the nearest tenth of a percent.

Overview. Total portfolio loans, net, decreased $73,923, to $19,857,153 at March 31, 2018, compared to $19,931,076 at December 31, 2017, as total commercial loans increased $115,713 while residential loans decreased by $171,280, consistent with our strategy of transitioning our loan composition and utilizing repayments received from residential mortgage loans to originate commercial loans. The Advantage Funding Acquisition will increase our equipment financing loans to over $1,200,000 and accelerate the growth of commercial loans in the second quarter of 2018 and thereafter.

At March 31, 2018, total C&I loans comprised 26.8% of the total loan portfolio, compared to 26.5% at December 31, 2017. Commercial mortgage loans comprised 46.9% and 46.4% of the total loan portfolio at March 31, 2018 and December 31, 2017, respectively. Residential mortgage loans comprised 24.5% of the total loan portfolio at March 31, 2018, compared to 25.3% at December 31, 2017. Included in total C&I loans are commercial finance loan portfolios. Our goal is for traditional C&I to represent 20.0% of the total loan portfolio; commercial finance 25.0%; total commercial mortgage 45.0%; and consumer (including residential mortgage) 10.0% of our total loan portfolio.

In the first quarter of 2018, traditional C&I grew $33,014, asset-based lending grew $8,735, factored receivables grew $17,707, equipment finance loans grew $14,544 and public sector finance loans grew $41,509 relative to December 31, 2017. These increases were partially offset by declines of $34,230 in payroll finance loans and $46,552 in warehouse lending loans. The decrease in warehouse lending and payroll finance is consistent with performance in prior years, as these business lines typically experience seasonal lows in the first quarter.

Commercial real estate loans increased $68,271 in the three months ended March 31, 2018. Multi-family loans grew $32,916 in the first three months of 2018. The growth was due to continued strong demand for commercial real estate loans in the greater New York metropolitan area.

STERLING BANCORP AND SUBSIDIARIES

ADC loans, which are a component of commercial mortgage loans, declined $20,201 in the three months ended March 31, 2018. The decrease was due to completion of a construction project, which resulted in the pay-off of the construction loan.. We originate construction loans mainly to select clients mostly within our immediate footprint, many of our new ADC originations are associated with our low income housing tax credits, which are related to our community reinvestment activities.

Residential loans were $4,883,452 at March 31, 2018 compared to $5,054,732 at December 31, 2017. Included in our residential mortgage portfolio are loans that were originated in 2010 or earlier that are interest-only adjustable rate mortgages (“ARM loans”) with terms of up to forty years, which have an initial fixed rate for five or seven years and convert into one year interest-only ARM loans at the end of the initial fixed rate period. Interest-only ARM loans require the borrower to pay interest only during the first ten years of the loan term, which typically results in a material increase in the borrower’s monthly payments upon conversion. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining term. There were $496,688 of interest-only loans and loans that converted to principal amortization status within the past 24 months at March 31, 2018 compared to $599,714 at December 31, 2017.

Delinquent Loans, Troubled Debt Restructuring, Impaired Loans, Other Real Estate Owned and Classified Assets

Past Due, Non-Performing Loans, Non-Performing Assets (Risk Elements). The table below sets forth the amounts and categories of our NPAs at the dates indicated. There were no asset-based lending, payroll finance, warehouse lending, factored receivables or public sector finance, loans that were non-performing at such dates.

	March 31,	December 31,
	2018	2017
Non-accrual loans:
Traditional C&I	$34,877	$37,642
Equipment financing	6,555	8,099
Commercial real estate	27,839	21,720
Multi-family	3,515	4,449
ADC	4,189	4,205
Residential mortgage	93,377	99,958
Consumer	11,393	10,284
Total non-accrual loans	181,745	186,357
Accruing loans past due 90 days or more	301	856
Total NPLs	182,046	187,213
OREO	24,493	27,095
Total NPAs	$206,539	$214,308
TDRs accruing and not included above	$27,379	$13,564
Ratios:
NPLs to total loans	0.91%	0.94%
NPAs to total assets	0.68	0.71

NPAs and NPLs. NPLs include non-accrual loans and accruing loans past due 90 days or more. NPAs include NPLs and OREO. At March 31, 2018, total NPLs declined $5,167 to $182,046 compared to $187,213 at December 31, 2017. This was mainly due to charge-offs, repayments and loans transferred to OREO. Non-accrual loans were $181,745 and loans 90 days past due and still accruing interest which were well secured and in the process of collection were $301 as of March 31, 2018. Non-accrual loans declined $4,612 from $186,357 at December 31, 2017. Loans past due 90 days or more and still accruing declined $555 between the periods.

TDRs. TDRs still accruing interest income are loans modified for borrowers that have experienced financial difficulties but are performing in accordance with the terms of their loan and were performing prior to the modification. Loan modification concessions may include actions such as an extension of the maturity date or the lowering of interest rates and monthly payments. At March 31, 2018, current TDRs were $26,614 compared to $13,175 at December 31, 2017. The increase was the result of the designation of a taxi medallion relationship as TDR during the three months ended March 31, 2018 (see “Taxi Medallion Loans” below). This taxi medallion relationship is performing under existing terms. At December 31, 2017, performing TDR loans were mainly secured by real estate. Total TDRs were $54,468 at March 31, 2018, compared to $42,889 at December 31, 2017, of which $27,089 were non-accrual and none were 90 days past due and accruing interest income for the first quarter of 2018. Total TDRs were $42,889 at December 31, 2017, of which $29,325 were non-accrual, none were 90 days past due and accruing, and $13,564 were performing according to their terms and accruing interest income. The decline in non-accrual TDR was mainly due to a charge-off of $2,143 of

STERLING BANCORP AND SUBSIDIARIES

on a taxi medallion relationship, in which we also received payments of $136 to further reduce principal outstanding balances. TDR balances are detailed in the TDR section of Note 4. “Portfolio Loans” in the notes to the consolidated financial statements included elsewhere in this report. As of March 31, 2018, there were no commitments to lend additional funds to borrowers with loans that have been classified as TDRs.

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
At March 31, 2018, we had OREO properties with a recorded balance of $24,493, compared to $27,095 at December 31, 2017. The decrease was due to $7,118 in sales and $200 of write-downs to reflect the estimated current sale value of the properties. This was partially offset by OREO additions of $4,716 in the period.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality, such as “substandard”, “doubtful”, or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets is not warranted and are charged-off. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as “special mention”. As of March 31, 2018, we had $101,904 of loans designated as “special mention” compared to $136,558 at December 31, 2017. The decrease in loans designated as “special mention” at March 31, 2018 compared to December 31, 2017 was mainly due to one special mention asset-based lending loan with a balance of $19,336 at December 31, 2017, which paid in full during the first quarter of 2018; one payroll finance loan that was reclassified to substandard, and two commercial real estate loans that were downgraded to substandard from special mention.

Our determination as to the classification of our assets and the amount of our loan loss allowance are subject to review by our regulators, which can direct the charge-off of loans and order the establishment of additions to our allowance for loan losses. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets at March 31, 2018, classified assets consisted of loans of $246,878 and OREO of $24,493. Classified loans were $233,255 and OREO was $27,095 at December 31, 2017. The increase in classified loans in the three months ended March 31, 2018 was mainly due to the payroll finance and commercial real estate loans discussed above that were downgraded from special mention, which was partially offset by charge-offs and repayments.

Taxi Medallion Loans. At March 31, 2018, we had three taxi medallion relationships that totaled $43,570, or 0.22% of portfolio loans, compared to $45,976, or 0.23% of portfolio loans, at December 31, 2017. The decline in the balance between the periods of $2,406 was due to partial charge-offs of $2,143, to reflect the decline in the value of collateral on one of our taxi medallion relationships, and repayments of $263. Our taxi medallion loans are collateralized by New York City taxi medallions, and other corporate and personal collateral of the borrowers. All taxi medallion relationships are classified substandard, two of the relationships are on non-accrual and totaled $30,804 at March 31, 2018, compared to $33,083 at December 31, 2017. The third relationship, which is a performing TDR, had a balance of $12,766 at March 31, 2018. We continue to closely monitor the collateral values, cash flows and performance of each of these loans and are working with our borrowers to reduce these outstanding balances.

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

STERLING BANCORP AND SUBSIDIARIES

“Allowance for Loan Losses” in the notes to consolidated financial statements included elsewhere in this report for further information regarding the allowance for loan losses.

The allowance for loan losses increased from $77,907 at December 31, 2017 to $82,092 at March 31, 2018, as the provision for loan losses exceeded net charge-offs by $4,185. The allowance for loan losses at March 31, 2018 represented 45.1% of non-performing loans and 0.41% of total portfolio loans. At December 31, 2017, the allowance for loan losses represented 41.6% of non-performing loans and 0.39% of total portfolio loans. Loans acquired in prior merger transactions were recorded with a fair value adjustment as of the acquisition date that included estimated lifetime credit losses and interest rate adjustments, among other factors (the “loan mark”). A substantial portion of portfolio loans covered by the loan mark continue to carry no allowance for loan losses. As a result, we believe our allowance for loan losses to portfolio loans may not be comparable to other banking entities that have not engaged in mergers and acquisitions.

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

	March 31, 2018			December 31, 2017
	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans
Traditional C&I	$19,410	$2,012,462	10.1%	$19,072	$1,979,448	9.9%
Asset-based lending	6,327	806,305	4.0	6,625	797,570	4.0
Payroll finance	1,475	234,379	1.2	1,565	268,609	1.3
Warehouse lending	3,108	676,783	3.4	3,705	723,335	3.6
Factored receivables	1,169	238,258	1.2	1,395	220,551	1.1
Equipment financing	6,572	694,085	3.5	4,862	679,541	3.4
Public sector finance	1,906	679,276	3.4	1,797	637,767	3.2
Commercial real estate	24,222	4,207,135	21.1	24,945	4,138,864	20.7
Multi-family	6,747	4,892,471	24.5	3,261	4,859,555	24.3
ADC	2,032	262,591	1.3	1,680	282,792	1.4
Residential mortgage	6,019	4,883,452	24.5	5,819	5,054,732	25.3
Consumer	3,105	352,048	1.8	3,181	366,219	1.8
Total	$82,092	$19,939,245	100.0%	$77,907	$20,008,983	100.0%

Impaired Loans. A loan is impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loan values are based on one of three measures: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is less than its recorded investment, our practice is to write-down the loan against the allowance for loan losses so the recorded investment matches the impaired value of the loan. Impaired loans generally include a portion of non-performing loans and accruing and performing TDR loans. At March 31, 2018, we had $78,460 in impaired loans compared to $60,862 at December 31, 2017. The increase in impaired loans between March 31, 2018 and December 31, 2017 was mainly due to designation as a TDR of a taxi medallion relationship that is performing under the terms of its agreement.

PCI Loans. A PCI loan is an acquired loan that has demonstrated evidence of deterioration in credit quality subsequent to origination. As of March 31, 2018, the balance of PCI loans was $186,634, compared to $226,612 at December 31, 2017 and is mainly comprised of loans acquired in the Astoria Merger. The decline was due to borrower repayments, amounts charged-off against the purchase accounting adjustment, and loans that moved to OREO. At March 31, 2018 and December 31, 2017, we held $7,840 and $7,992, respectively, of PCI loans, which are accounted for under the cost-recovery method and were included in our non-accrual loan totals above. The decline between the periods was mainly due to borrower repayments. The remaining PCI loans of $178,794 and $218,620 at March 31, 2018 and December 31, 2017, respectively, are accounted for under applicable guidance, which results in an accretable yield that represents the amount of expected cash flows that exceeds the initial investment in the loan. See the tables of loans evaluated for impairment by segment and changes in accretable yield for PCI loans in Note 4. “Portfolio Loans” in the notes to consolidated financial statements included elsewhere in this report for additional information.

Provision for Loan Losses. We recorded $13,000 in loan loss provision for the three months ended March 31, 2018, compared to $4,500 for the three months ended March 31, 2017. Net charge-offs for the three months ended March 31, 2018 were $8,815, or

STERLING BANCORP AND SUBSIDIARIES

0.18% of average loans on an annualized basis, compared to net charge-offs of $1,183, or 0.05% of average loans on an annualized basis for the three months ended March 31, 2017. Provision expense for the first three months of 2018 was driven mainly by loans acquired in prior mergers and acquisitions that are now subject to our allowance for loan losses. In addition, organic loan growth and changes in loan classification affected the level of provision in the periods.

Changes in Financial Condition between March 31, 2018 and December 31, 2017

Total assets increased $109,239, or 0.4%, to $30,468,780 at March 31, 2018, compared to $30,359,541 at December 31, 2017. Components of the change in total assets were:

•
Total portfolio loans decreased by $69,738, or 0.3%, to $19,939,245 at March 31, 2018, compared to $20,008,983 at December 31, 2017. The decrease was mainly due to residential mortgage loan repayments.

•
Total investment securities increased by $160,725, or 2.5%, to $6,635,286 at March 31, 2018, compared to $6,474,561 at December 31, 2017. This increase was mainly due to our purchase of MBS, corporate securities, and high investment grade tax exempt securities issued by New York State, New York City, other municipal entities in New York, and by other states. Investment securities were 21.8% of total assets at March 31, 2018, compared to 21.3% at December 31, 2017.

•
Cash and cash equivalents declined by $115,575 to $364,331 at March 31, 2018, compared to $479,906 at December 31, 2017. Cash holdings at December 31, 2017 were elevated based on timing of deposit inflows. The average balance of cash, both interest bearing and non-interest bearing, fluctuated less than $10,000 between the periods.

•	Other changes in assets included the following:

◦
an increase in Federal Reserve Bank of New York (“FRBNY”) common stock holdings, which we acquired in the first quarter of 2018 as a result of the Astoria Merger. FRBNY common stock increased $73,726 at March 31, 2018 compared to December 31, 2017. Partially offsetting this increase was a decline in Federal Home Loan Bank of New York common stock.

◦	an increase of $39,194 in loans held for sale, which mainly represents originations from our loan syndications team.

Total liabilities increased $75,662, or 0.3%, to $26,195,025 at March 31, 2018, compared to $26,119,363 at December 31, 2017. This increase was mainly due to the following:

•
Total deposits increased $85,029, or 0.4%, to $20,623,233 at March 31, 2018, compared to $20,538,204 at December 31, 2017. Our core retail, commercial and municipal transaction, money market and savings accounts were $19,538,410, at March 31, 2018, which represented 94.7% of our total deposit balances. The increase in deposits was driven in part by our commercial banking teams, as several of our recent commercial banking hires are focused on growing deposits, as well as growth in municipal deposits. Municipal deposits, excluding municipal certificates of deposits, increased $190,396 to $1,775,472 at March 31, 2018, compared to $1,585,076 at December 31, 2017.

•
FHLB borrowings decreased $60,294, to $4,449,829 at March 31, 2018, compared to $4,510,123 at December 31, 2017. The decrease in FHLB borrowings was related to growth in deposits and a lower balance of loans outstanding.

Supplemental Reporting of Non-GAAP Financial Measures
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance and to assess our performance compared to our annual budget and strategic plans. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors, analysts, regulators and others information that we use to manage and evaluate our performance each period. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements, and notes thereto, for the quarter ended March 31, 2018, included elsewhere in this report and the year ended December 31, 2017, included in the 2017 Annual Report on Form 10-K.

STERLING BANCORP AND SUBSIDIARIES

	March 31,
	2018	2017
The following table shows the reconciliation of stockholders’ equity to tangible common equity and the tangible common equity ratio [1]:
Total assets	$30,468,780	$14,659,337
Goodwill and other intangibles	(1,727,030)	(760,698)
Tangible assets	28,741,750	13,898,639
Stockholders’ equity	4,273,755	1,888,613
Preferred stock	(139,025)	—
Goodwill and other intangibles	(1,727,030)	(760,698)
Tangible common stockholders’ equity	$2,407,700	$1,127,915
Common stock outstanding at period end	225,466,266	135,604,435
Common stockholders’ equity as a % of total assets	13.57%	12.88%
Book value per common share	$18.34	$13.93
Tangible common equity as a % of tangible assets	8.38%	8.12%
Tangible book value per common share	$10.68	$8.32
______________
See legend beginning on page 64.

	For the three months ended March 31,
	2018	2017
The following table shows the reconciliation of reported net income and reported earnings per share (GAAP) to adjusted net income available to common stockholders (non-GAAP) and adjusted diluted EPS (non-GAAP)[2]:

Income before income tax expense	$128,328	$56,776
Income tax expense	29,456	17,709
Net income (GAAP)	98,872	39,067
Adjustments:
Net loss on sale of securities	5,421	23
Merger-related expense	—	3,127
Amortization of non-compete agreements and acquired customer lists	295	396
Total pre-tax adjustments	5,716	3,546
Adjusted pre-tax income	134,044	60,322
Adjusted income tax expense	(31,165)	(18,861)
Adjusted net income (non-GAAP)	102,879	41,461
Preferred stock dividend	1,999	—
Adjusted net income available to common stockholders (non-GAAP)	$100,880	$41,461

Weighted average diluted shares	225,264,147	135,811,721
Diluted EPS as reported (GAAP)	$0.43	$0.29
Adjusted diluted EPS (non-GAAP)	0.45	0.31
______________
See legend beginning on page 64.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended March 31,
	2018	2017
The following table shows the reconciliation of the reported operating efficiency ratio and adjusted operating efficiency ratio [3]:
Net interest income	$234,370	$108,790
Non-interest income	18,707	12,836
Total net revenue	253,077	121,626
Tax equivalent adjustment on securities	4,070	4,102
Net loss on sale of securities	5,421	23
Adjusted total revenue (non-GAAP)	262,568	125,751
Non-interest expense	111,749	60,350
Merger-related expense	—	(3,127)
Amortization of intangible assets	(6,052)	(2,229)
Adjusted non-interest expense (non-GAAP)	$105,697	$54,994
Reported operating efficiency ratio	44.2%	49.6%
Adjusted operating efficiency ratio (non-GAAP)	40.3	43.7
__________________________
See legend beginning on page 64.

	For the three months ended March 31,
	2018	2017
The following table shows the reconciliation of reported return on average tangible assets and adjusted return on average tangible assets [4]:
Average assets	$30,018,289	$14,015,953
Average goodwill and other intangibles	(1,730,952)	(762,076)
Average tangible assets	$28,287,337	$13,253,877
Net income available to common stockholders	96,873	39,067
Net income, if annualized	392,874	158,438
Reported return on average tangible assets	1.39%	1.20%
Adjusted net income (non-GAAP)	$100,880	$41,461
Annualized adjusted net income	409,124	168,147
Adjusted return on average tangible assets (non-GAAP)	1.45%	1.27%
___________________________
See legend beginning below.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended March 31,
	2018	2017
The following table shows the reconciliation of reported return on average tangible equity and adjusted return on average tangible equity [5]:
Average stockholders’ equity	$4,243,897	$1,869,085
Average preferred stock	(139,151)	—
Average goodwill and other intangibles	(1,730,952)	(762,076)
Average tangible common stockholders’ equity	2,373,794	1,107,009
Net income available to common stockholders	96,873	39,067
Net income, if annualized	392,874	158,438
Reported return on average tangible common stockholders’ equity	16.55%	14.31%
Adjusted net income (non-GAAP)	$100,880	$41,461
Annualized adjusted net income	409,124	168,147
Adjusted return on average tangible common stockholders’ equity (non-GAAP)	17.24%	15.19%
_______________________
See legend beginning below.

1 Stockholders’ equity as a percentage of total assets, book value per common share, tangible common equity as a percentage of tangible assets and tangible common book value per share provides information to help assess our capital position and financial strength. We believe tangible book value measures improve comparability to other banking organizations that have not engaged in acquisitions that have resulted in the accumulation of goodwill and other intangible assets.

2 Adjusted net income available to common stockholders and adjusted EPS present a summary of our earnings which includes adjustments to exclude certain revenues and expenses (generally associated with discrete merger transactions and non-recurring strategic plans) to help in assessing our recurring profitability.

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

4 Reported return on average tangible assets and adjusted return on average tangible assets measures provide information to help assess our profitability.

5 Reported return on average tangible common equity and the adjusted return on average tangible common equity measures provide information to evaluate the use of our tangible common equity.

Liquidity and Capital Resources

Capital. Stockholders’ equity was $4,273,755 as of March 31, 2018, an increase of $33,577 relative to December 31, 2017. The increase was mainly the result of net income available to common stockholders of $96,873. Also contributing was an increase of stock option exercises and stock-based compensation, which totaled $341. These increases were offset by a decline in accumulated other comprehensive loss of $52,878, which was primarily due to a change in the fair value of our available for sale securities portfolio, as well as declared dividends of $15,693 on common stock and $2,194 on preferred stock.

We paid dividends of $0.07 per common share in each quarter of 2017. Most recently, our Board of Directors declared a dividend of $0.07 per common share on April 24, 2018, which is payable May 21, 2018 to our holders as of the record date of May 7, 2018. In addition, on April 16, 2018, we paid a dividend of $2,194 on the Preferred Shares.

Basel III Capital Rules. The Basel III Capital Rules became effective for us on January 1, 2015 (subject to a phase-in period for certain provisions). The rules are discussed in Note 15. “Stockholders’ Equity - Regulatory Capital Requirements” in the notes to consolidated financial statements included elsewhere in this report.

STERLING BANCORP AND SUBSIDIARIES

Liquidity. As discussed in our 2017 Form 10-K, our liquidity position is continuously monitored and we make adjustments to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset / liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic activity, volatility in the financial markets, unexpected credit events or other significant occurrences. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of March 31, 2018, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on us.

At March 31, 2018, the Bank had $390,011 in cash and cash equivalents on hand and unused borrowing capacity at the FHLB of $7,507,624. In addition, the Bank may purchase federal funds from other institutions and enter into additional repurchase agreements. The Bank had $1,274,198 of securities available to pledge as collateral as of March 31, 2018. The Bank was required to maintain $87,342 of cash on hand or on deposit with the FRB to meet regulatory reserve and clearing requirements at March 31, 2018.

We are a bank holding company and do not conduct operations. Our primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. At March 31, 2018, the Bank had capacity to pay approximately $235,919 of dividends to us and maintain its “well capitalized” status under regulatory guidelines as well as internal capital management policies and procedures. We had cash on hand of $89,941 at March 31, 2018. We currently anticipate that we will use cash on hand, and dividends received from the Bank, to redeem the $77,000 of outstanding 5.50% Senior Notes that mature on July 2, 2018.

On September 5, 2017, we renewed and increased our Credit Facility, which is more fully described in Note 8. “Borrowings” in the notes to consolidated financial statements included elsewhere in this report. The use of proceeds are for general corporate purposes. The Credit Facility has no outstanding balance and requires us and the Bank to maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. We and the Bank were in compliance with all requirements at March 31, 2018.

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

STERLING BANCORP AND SUBSIDIARIES

Estimated Changes in EVE and NII. The table below sets forth, as of March 31, 2018, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$4,126,220	$(683,889)	(14.2)%	$1,019,004	$51,080	5.3%
+200	4,408,410	(401,699)	(8.4)	1,008,130	40,206	4.2
+100	4,656,089	(154,020)	(3.2)	992,483	24,559	2.5
0	4,810,109	—	—	967,924	—	—
-100	4,831,664	21,555	0.4	935,013	(32,911)	(3.4)

The table above indicates that at March 31, 2018, in the event of an immediate 200 basis point increase in interest rates, we would expect to experience a 8.4% decrease in EVE and a 4.2% increase in NII. Due to the current level of interest rates, management is unable to reasonably model the impact of decreases in interest rates on EVE and NII beyond -100 basis points.

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

During the first quarter of 2018, the federal funds target rate increased a quarter point to 1.50 - 1.75%. U.S. Treasury yields with two year maturities increased 38 basis points from 1.89% to 2.27% over the three months ended March 31, 2018, while the yield on U.S. Treasury 10-year notes increased 34 basis points from 2.40% to 2.74% over the same three month period. The increase in interest rates on longer-term maturities relative to the greater increase in interest rates on short-term maturities resulted in a flatter 2-10 year U.S. Treasury yield curve at March 31, 2018 compared to December 31, 2017.  At its March 2018 meeting, the Federal Open Markets Committee (the “FOMC”) stated that its monetary policy remains accommodative.  The FOMC further stated that it expects that economic conditions will evolve in a manner that will warrant gradual increases in the federal funds rate and the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data. However, should economic conditions improve at a faster pace than anticipated, the FOMC could increase the federal funds target rate quicker. This could cause the shorter end of the yield curve to rise disproportionately relative to the longer end, thereby resulting in an even flatter yield curve, which may result in greater margin compression.

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

Changes in Internal Controls

STERLING BANCORP AND SUBSIDIARIES

There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
Item 1. Legal Proceedings

The “Litigation” section of Note 16. “Commitments and Contingencies” in the notes to consolidated financial statements included in Part I, Item 1 is incorporated herein by reference.

Item 1A. Risk Factors
For information regarding factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A of our 2017 Form 10-K. There have been no material changes in these risk factors.

The risks described in our 2017 Form 10-K and Form 10-Q for the quarter ended March 31, 2018 are not the only risks that we encounter. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition and/or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed on March 1, 2018)
3.2	Certificate of Designations of 6.50% Non-Cumulative Perpetual Preferred Stock, Series A (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 2, 2017)
3.3	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 24, 2017)
4.1	Form of Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 1, 2013)
4.2	Form of Corporate Governance Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 7, 2012)
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

4.9	Form of Note for Astoria Financial Corporation 3.500% Senior Notes (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on October 2, 2017)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Calculation Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Sterling Bancorp

Date:	May 4, 2018	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 4, 2018	By:	/s/ Luis Massiani
Luis Massiani
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)