Form 10-Q
period 2018-06-30
STERLING BANCORP
filed 2018-08-03
CIK 1070154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares outstanding as of August 2, 2018
$0.01 per share	225,476,577

STERLING BANCORP AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
QUARTERLY PERIOD ENDED JUNE 30, 2018

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
ASSETS:
Cash and due from banks	$445,189	$479,906
Securities:
Available for sale, at fair value	3,929,386	3,612,072
Held to maturity, at amortized cost (fair value of $2,788,581 and $2,863,909 at June, 30, 2018 and December 31, 2017, respectively)	2,859,860	2,862,489
Total securities	6,789,246	6,474,561
Loans held for sale	30,626	5,246
Portfolio loans	20,674,493	20,008,983
Allowance for loan losses	(86,026)	(77,907)
Portfolio loans, net	20,588,467	19,931,076
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, at cost	380,404	284,112
Accrued interest receivable	103,095	94,098
Premises and equipment, net	290,762	321,722
Goodwill	1,613,144	1,579,891
Other intangible assets, net	141,274	153,191
Bank owned life insurance	657,637	651,638
Other real estate owned	20,264	27,095
Other assets	402,969	357,005
Total assets	$31,463,077	$30,359,541
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$20,965,889	$20,538,204
FHLB borrowings	5,067,492	4,510,123
Repurchase agreements	19,114	30,162
Senior Notes	278,103	278,209
Subordinated Notes	172,828	172,716
Mortgage escrow funds	130,629	122,641
Other liabilities	476,287	467,308
Total liabilities	27,110,342	26,119,363
Commitments and Contingent liabilities (See Note 16. “Commitments and Contingencies”)
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; 135,000 shares issued and outstanding at June 30, 2018 and December 31, 2017)	138,828	139,220
Common stock (par value $0.01 per share; 310,000,000 shares authorized at June 30, 2018 and December 31, 2017; 229,872,925 shares issued at June 30, 2018 and December 31, 2017; 225,470,254 and 224,782,694 shares outstanding at June 30, 2018 and December 31, 2017, respectively)	2,299	2,299
Additional paid-in capital	3,769,505	3,780,908
Treasury stock, at cost (4,402,671 shares at June 30, 2018 and 5,090,231 at December 31, 2017)	(51,269)	(58,039)
Retained earnings	592,953	401,956
Accumulated other comprehensive loss, net of tax benefit of $(38,038) at June 30, 2018 and $(17,083) at December 31, 2017	(99,581)	(26,166)
Total stockholders’ equity	4,352,735	4,240,178
Total liabilities and stockholders’ equity	$31,463,077	$30,359,541
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Income Statements (Unaudited)
(Dollars in thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest and dividend income:
Loans and loan fees	$254,253	$111,840	$488,868	$216,410
Securities taxable	29,031	13,113	56,092	25,395
Securities non-taxable	15,403	7,791	30,715	15,409
Other earning assets	6,219	1,519	10,576	3,049
Total interest and dividend income	304,906	134,263	586,251	260,263
Interest expense:
Deposits	28,464	10,905	52,671	20,413
Borrowings	30,226	10,100	52,996	17,802
Total interest expense	58,690	21,005	105,667	38,215
Net interest income	246,216	113,258	480,584	222,048
Provision for loan losses	13,000	4,500	26,000	9,000
Net interest income after provision for loan losses	233,216	108,758	454,584	213,048
Non-interest income:
Deposit fees and service charges	6,985	3,249	13,988	6,584
Accounts receivable management / factoring commissions and other fees	5,337	4,137	10,696	7,906
Bank owned life insurance	4,243	1,652	7,857	3,022
Loan commissions and fees	4,566	2,836	7,973	5,823
Investment management fees	2,121	323	3,946	554
Net loss on sale of securities	(425)	(230)	(5,846)	(253)
Gain on sale of fixed assets	11,797	—	11,800	—
Other	3,244	1,651	6,161	2,818
Total non-interest income	37,868	13,618	56,575	26,454
Non-interest expense:
Compensation and benefits	56,159	31,394	110,840	62,785
Stock-based compensation plans	3,336	1,897	6,190	3,633
Occupancy and office operations	17,939	8,833	35,399	16,967
Information technology	9,997	2,421	21,713	4,890
Amortization of intangible assets	5,865	2,187	11,917	4,416
FDIC insurance and regulatory assessments	5,495	2,034	10,841	3,922
Other real estate owned (income) expense, net	(226)	112	138	1,788
Merger-related expense	—	1,766	—	4,893
Charge for asset write-downs, retention and severance	13,132	603	13,132	603
Other	13,231	8,410	26,505	16,110
Total non-interest expense	124,928	59,657	236,675	120,007
Income before income tax expense	146,156	62,719	274,484	119,495
Income tax expense	31,915	20,319	61,371	38,028
Net income	$114,241	$42,400	$213,113	$81,467
Preferred stock dividend	1,996	—	3,995	—
Net income available to common stockholders	$112,245	$42,400	$209,118	$81,467
Weighted average common shares:
Basic	225,084,232	135,317,866	224,908,436	135,241,034
Diluted	225,621,856	135,922,897	225,444,579	135,867,861
Earnings per common share:
Basic	$0.50	$0.31	$0.93	$0.60
Diluted	0.50	0.31	0.93	0.60
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$114,241	$42,400	$213,113	$81,467
Other comprehensive (loss) income, before tax:
Change in unrealized holding (losses) gains on securities available for sale	(29,091)	11,671	(101,412)	16,166
Reclassification adjustment for net realized losses included in net income	425	230	5,846	253
Accretion of net unrealized loss on securities transferred to held to maturity	227	245	460	488
Change in the actuarial loss of defined benefit plan and post-retirement benefit plans	58	8	736	64
Total other comprehensive (loss) income, before tax	(28,381)	12,154	(94,370)	16,971
Deferred tax benefit (expense) related to other comprehensive (loss) income	7,844	(4,801)	26,084	(6,704)
Other comprehensive (loss) income, net of tax	(20,537)	7,353	(68,286)	10,267
Comprehensive income	$93,704	$49,753	$144,827	$91,734
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share and per share data)

	Number of common shares	Preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity
Balance at January 1, 2017	135,257,570	$—	$1,411	$1,597,287	$(66,188)	$349,308	$(26,635)	$1,855,183
Net income	—	—	—	—	—	81,467	—	81,467
Other comprehensive income	—	—	—	—	—	—	10,267	10,267
Stock option & other stock transactions, net	111,648	—	—	98	1,533	(407)	—	1,224
Restricted stock awards, net	289,008	—	—	(5,086)	3,079	4,139	—	2,132
Cash dividends declared ($0.14 per common share)	—	—	—	—	—	(18,890)	—	(18,890)
Balance at June 30, 2017	135,658,226	$—	$1,411	$1,592,299	$(61,576)	$415,617	$(16,368)	$1,931,383

Balance at January 1, 2018	224,782,694	$139,220	$2,299	$3,780,908	$(58,039)	$401,956	$(26,166)	$4,240,178
Net income	—	—	—	—	—	213,113	—	213,113
Other comprehensive (loss)	—	—	—	—	—	—	(68,286)	(68,286)
Stock option & other stock transactions, net	36,294	—	—	4	466	(64)	—	406
Restricted stock awards, net	651,266	—	—	(11,407)	6,304	8,246	—	3,143
Cash dividends declared ($0.14 per common share)	—	—	—	—	—	(31,432)	—	(31,432)
Cash dividends declared ($32.50 per preferred share)	—	(392)	—	—	—	(3,995)	—	(4,387)
Reclassification of the stranded income tax effects from the enactment of the Tax Cuts and Jobs Act from accumulated other comprehensive (loss)	—	—	—	—	—	5,129	(5,129)	—
Balance at June 30, 2018	225,470,254	$138,828	$2,299	$3,769,505	$(51,269)	$592,953	$(99,581)	$4,352,735

See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six months ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$213,113	$81,467
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses	26,000	9,000
Net (gain) loss from write-downs and sales of other real estate owned	(920)	1,208
Depreciation of premises and equipment	10,199	4,249
Asset write-downs, retention and severance compensation and other restructuring charges	13,132	603
Amortization of intangible assets	11,917	4,416
Amortization of low income housing tax credits	1,995	276
Net loss on sale of securities	5,846	253
Net gain on loans held for sale	(22)	(831)
Net gain on sale of premises and equipment	(11,800)	—
Net amortization of premiums on securities	19,022	11,090
Amortization of premium on certificates of deposit	(3,302)	—
Net accretion of purchase discount and amortization of net deferred loan costs	(57,851)	(6,869)
Net accretion of debt issuance costs and amortization of premium on borrowings	(625)	272
Restricted stock compensation expense	6,186	3,535
Stock option compensation expense	4	98
Originations of loans held for sale	(51,460)	(5,159)
Proceeds from sales of loans held for sale	26,102	47,879
Increase in cash surrender value of bank owned life insurance	(7,857)	(3,022)
Deferred income tax expense (benefit)	26,258	(414)
Other adjustments (principally net changes in other assets and other liabilities)	(50,490)	(22,417)
Net cash provided by operating activities	175,447	125,634
Cash flows from investing activities:
Purchases of securities:
Available for sale	(722,860)	(473,886)
Held to maturity	(100,819)	(111,794)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	183,964	107,245
Held to maturity	86,533	39,941
Proceeds from sales of securities available for sale	117,810	10,232
Proceeds from sales of securities held to maturity	254	—
Portfolio loan originations, net	(186,510)	(636,923)
Portfolio loans purchased	—	(94,912)
Proceeds from sale of loans held for investment	—	28,990
Purchases of FHLB and FRB stock, net	(96,292)	(25,143)
Proceeds from sales of other real estate owned	14,446	4,369
Purchases of premises and equipment	(9,120)	(4,725)
Proceeds from bank owned life insurance	1,858	—
Proceeds from sale of premises and equipment	35,261	—
Purchases of low income housing tax credits	(3,655)	(5,105)
Cash paid for acquisition, net	(481,544)	—
Net cash (used in) investing activities	(1,160,674)	(1,161,711)

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six months ended
	June 30,
	2018	2017
Cash flows from financing activities:
Net increase in transaction, savings and money market deposits	$294,805	$415,851
Net increase in certificates of deposit	136,182	18,600
Net (decrease) in short-term FHLB borrowings	(1,042,000)	(451,000)
Advances of term FHLB borrowings	2,975,000	1,425,000
Repayments of term FHLB borrowings	(1,375,000)	(475,000)
Net (decrease) increase in other borrowings	(11,048)	105,954
Net increase in mortgage escrow funds	7,988	2,859
Proceeds from stock option exercises	402	1,224
Cash dividends paid - common stock	(31,432)	(18,890)
Cash dividends paid - preferred stock	(4,387)
Net cash provided by financing activities	950,510	1,024,598
Net decrease in cash and cash equivalents	(34,717)	(11,479)
Cash and cash equivalents at beginning of period	479,906	293,646
Cash and cash equivalents at end of period	$445,189	$282,167
Supplemental cash flow information:
Interest payments	$99,999	$34,702
Income tax payments	16,622	22,880
Real estate acquired in settlement of loans	6,695	2,156
Loans transferred from held for investment to held for sale	—	28,990

Acquisitions:
Non-cash assets acquired:
Total loans, net	$445,725	$—
Goodwill	33,253	—
Premises and equipment, net	379	—
Other assets	7,071	—
Total non-cash assets acquired	486,428	—
Liabilities assumed:
Other liabilities	4,884	—
Total liabilities assumed	4,884	—

Net non-cash assets acquired	481,544	—
Cash and cash equivalents received in acquisitions	20,508	—
Total consideration paid	$502,052	$—

See accompanying notes to consolidated financial statements.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

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

(d) Adoption of New Accounting Standards
The Company adopted the following new accounting standards effective January 1, 2018:

Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (the “New Revenue Standard”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of non-financial assets, such as other real estate owned (“OREO”). The Company adopted the New Revenue Standard using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the New Revenue Standard while prior period amounts continue to be reported in accordance with legacy GAAP. The adoption of the New Revenue Standard did not result in a significant change to the accounting for any in-scope revenue streams. As such, no cumulative effect adjustment was recorded. The majority of the Company’s revenues come from interest income and other sources, including loans and securities, that are outside the scope of the New Revenue Standard. The Company’s services that fall within the scope of the New Revenue Standard are primarily included within non-interest income in the consolidated income statements and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of the New Revenue Standard include deposit fees and services charges, accounts receivable management / factoring commissions and other fees, investment management fees and the sale of OREO, which is included within OREO, net expense. See Note 13. “Non-Interest Income and Other Non-Interest Expense” for further discussion on the Company’s accounting policies for revenue sources with the scope of the New Revenue Standard.

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

ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (the “New Retirement Standard”), which requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are presented as a component of other non-interest expense. The adoption of this standard resulted in the reclassification of $219 from compensation and benefits to other non-interest expense for the six months ended June 30, 2017.

ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (the “AOCI Standard”), which allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for the stranded tax effects caused by the revaluation of estimated deferred taxes resulting from the enactment of the Tax Cuts and Jobs Act of 2017. As a result of the adoption of the AOCI Standard the Company reduced AOCI and increased retained earnings by $5,129 in the six months ended June 30, 2018 related to unrealized losses on securities available for sale, securities transferred to held to maturity and a net actuarial loss on defined benefit retirement plans. As we finalize the accounting for the tax effects of the Tax Cuts and Jobs Act of 2017, additional reclassification adjustments may be recorded. As a result of the adoption of the AOCI standard, the Company will release such income tax effects only when the entire portfolio to which the underlying items are liquidated, sold or extinguished. The adoption of the AOCI Standard did not impact total stockholders’ equity or the consolidated income statements for any period.

(2) Acquisitions

Advantage Funding Management Co., Inc. (“Advantage Funding”)
On April 2, 2018, the Bank acquired 100% of the outstanding common stock of Advantage Funding (the “Advantage Funding Acquisition”). The total consideration in the transaction was $502,052 and was paid in cash on the closing date. The transaction was recorded final and there are no items that were recorded provisionally. Advantage Funding is a provider of commercial vehicle and transportation financing services based in Lake Success, NY. Advantage Funding had total outstanding loans and leases of $457,638 on the acquisition date consisting mainly of fixed rate assets. The fair value of these loans was $445,725. The Bank paid a premium on the gross loans and leases receivable of 4.5% or $20,300. In the quarter ended June 30, 2018, we recorded a $4,396 restructuring charge consisting mainly of professional fees, retention and severance compensation, systems integration expense and facilities consolidation. This charge is included in charge for asset write-downs, retention and severance on the consolidated income statement. The Advantage Funding Acquisition is consistent with our strategy of growing commercial loans and increasing the proportion of commercial loans in our loan portfolio. This operations of the business will be fully integrated into our equipment finance business line.

Astoria Merger
On October 2, 2017, the Company completed the Astoria Merger. Under the terms of the Astoria Merger agreement, Astoria shareholders received 0.875 shares of the Company’s common stock for each share of Astoria common stock, which resulted in the issuance of 88,829,776 shares of the Company’s common stock. Based on the Company’s closing stock price per share of $24.65 on September 29, 2017, the aggregate consideration was $2,189,687, which included cash in lieu of fractional shares. Consistent with the Company’s strategy, the primary reason for the Astoria Merger was the expansion of the Company’s geographic footprint in the Greater New York metropolitan region, including Long Island.

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

October 2, 2018. The Company is preparing final tax returns related to Astoria’s business and operations through October 1, 2017 and, at this time, believes certain adjustments to income tax balances and goodwill may result upon completion of these returns. No adjustments were made during the six months ended June 30, 2018.

(3) Securities

A summary of amortized cost and estimated fair value of securities as of June 30, 2018 and December 31, 2017 is presented below. The term “MBS” refers to mortgage-backed securities and the term “CMOs” refers to collateralized mortgage obligations. Both of these terms are further defined in Note 17. “Fair Value Measurements”.

	June 30, 2018
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Residential MBS:
Agency-backed	$2,351,003	$3	$(79,626)	$2,271,380	$336,482	$40	$(11,079)	$325,443
CMOs/Other MBS	615,018	7	(23,161)	591,864	30,424	1	(1,186)	29,239
Total residential MBS	2,966,021	10	(102,787)	2,863,244	366,906	41	(12,265)	354,682
Other securities:
Federal agencies	339,157	—	(16,851)	322,306	58,854	60	(169)	58,745
Corporate	506,876	841	(9,785)	497,932	68,614	549	(691)	68,472
State and municipal	249,797	371	(4,264)	245,904	2,347,236	2,273	(60,812)	2,288,697
Other	—	—	—	—	18,250	55	(320)	17,985
Total other securities	1,095,830	1,212	(30,900)	1,066,142	2,492,954	2,937	(61,992)	2,433,899
Total securities	$4,061,851	$1,222	$(133,687)	$3,929,386	$2,859,860	$2,978	$(74,257)	$2,788,581

	December 31, 2017
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Residential MBS:
Agency-backed	$2,171,044	$1,570	$(21,965)	$2,150,649	$355,013	$978	$(2,504)	$353,487
CMOs/Other MBS	656,514	31	(7,142)	649,403	33,496	26	(760)	32,762
Total residential MBS	2,827,558	1,601	(29,107)	2,800,052	388,509	1,004	(3,264)	386,249
Other securities:
Federal agencies	409,322	—	(9,326)	399,996	58,640	949	—	59,589
Corporate	147,781	1,421	(976)	148,226	56,663	1,255	(103)	57,815
State and municipal	264,310	1,380	(1,892)	263,798	2,342,927	12,396	(10,900)	2,344,423
Other	—	—	—	—	15,750	83	—	15,833
Total other securities	821,413	2,801	(12,194)	812,020	2,473,980	14,683	(11,003)	2,477,660
Total securities	$3,648,971	$4,402	$(41,301)	$3,612,072	$2,862,489	$15,687	$(14,267)	$2,863,909

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The amortized cost and estimated fair value of securities at June 30, 2018 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential MBS are shown separately since they are not due at a single maturity date.

	June 30, 2018
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Remaining period to contractual maturity:
One year or less	$22,904	$22,968	$88,509	$88,499
One to five years	158,319	156,323	103,699	103,484
Five to ten years	807,221	784,260	459,834	453,644
Greater than ten years	107,386	102,591	1,840,912	1,788,272
Total securities with a stated maturity date	1,095,830	1,066,142	2,492,954	2,433,899
Residential MBS	2,966,021	2,863,244	366,906	354,682
Total securities	$4,061,851	$3,929,386	$2,859,860	$2,788,581

Sales of securities for the periods indicated below were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Available for sale:
Proceeds from sales	$—	$10,000	$117,810	$10,232
Gross realized gains (1)	81	—	82	6
Gross realized losses (1)	(485)	(230)	(5,907)	(259)
Income tax benefit on realized net losses	(93)	(75)	(1,311)	(82)
Held to maturity: (2)
Proceeds from sale	$254	$—	$254	$—
Gross realized loss	(21)	—	(21)	—
Income tax expense on realized loss	(5)	—	(5)	—

(1) Gross realized gains and losses includes securities called prior to maturity.
(2) In the three months ended June 30, 2018, the Company sold a security that was held to maturity due to a decline in the credit rating and other evidence of deterioration of the issuer’s creditworthiness.

At June 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity, other than the U.S. federal government and its agencies.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The following table summarizes securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position for the periods presented below:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available for sale
June 30, 2018
Residential MBS:
Agency-backed	$444,999	$(23,765)	$1,825,518	$(55,861)	$2,270,517	$(79,626)
CMOs/Other MBS	31,137	(1,427)	560,015	(21,734)	591,152	(23,161)
Total residential MBS	476,136	(25,192)	2,385,533	(77,595)	2,861,669	(102,787)
Other securities:
Federal agencies	101,541	(7,914)	220,765	(8,937)	322,306	(16,851)
Corporate	14,943	(870)	397,537	(8,915)	412,480	(9,785)
State and municipal	42,553	(1,787)	154,372	(2,477)	196,925	(4,264)
Total other securities	159,037	(10,571)	772,674	(20,329)	931,711	(30,900)
Total securities	$635,173	$(35,763)	$3,158,207	$(97,924)	$3,793,380	$(133,687)
December 31, 2017
Residential MBS:
Agency-backed	$1,349,217	$(10,550)	$486,948	$(11,415)	$1,836,165	$(21,965)
CMOs/Other MBS	605,200	(6,064)	36,107	(1,078)	641,307	(7,142)
Total residential MBS	1,954,417	(16,614)	523,055	(12,493)	2,477,472	(29,107)
Other securities:
Federal agencies	243,476	(1,955)	156,520	(7,371)	399,996	(9,326)
Corporate	65,056	(397)	15,268	(579)	80,324	(976)
State and municipal	97,307	(757)	56,324	(1,135)	153,631	(1,892)
Total other securities	405,839	(3,109)	228,112	(9,085)	633,951	(12,194)
Total securities	$2,360,256	$(19,723)	$751,167	$(21,578)	$3,111,423	$(41,301)

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The following table summarizes securities held to maturity with unrecognized losses, segregated by the length of time in a continuous unrecognized loss position for the periods presented below:

	Continuous unrecognized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Held to maturity
June 30, 2018
Residential MBS:
Agency-backed	$254,542	$(6,922)	$69,401	$(4,157)	$323,943	$(11,079)
CMOs/Other MBS	11,200	(317)	17,935	(869)	29,135	(1,186)
Total residential MBS	265,742	(7,239)	87,336	(5,026)	353,078	(12,265)
Other securities:
Federal agencies	49,058	(169)	—	—	49,058	(169)
Corporate	37,924	(691)	—	—	37,924	(691)
State and municipal	1,718,026	(45,182)	374,576	(15,630)	2,092,602	(60,812)
Other	10,680	(320)	—	—	10,680	(320)
Total other securities	1,815,688	(46,362)	374,576	(15,630)	2,190,264	(61,992)
Total securities	$2,081,430	$(53,601)	$461,912	$(20,656)	$2,543,342	$(74,257)
December 31, 2017
Residential MBS:
Agency-backed	$136,679	$(572)	$74,303	$(1,932)	$210,982	$(2,504)
CMOs/Other MBS	10,314	(129)	20,160	(631)	30,474	(760)
Total residential MBS	146,993	(701)	94,463	(2,563)	241,456	(3,264)
Other securities:
Corporate	16,560	(103)	—	—	16,560	(103)
State and municipal	860,536	(5,310)	393,200	(5,590)	1,253,736	(10,900)
Total other securities	877,096	(5,413)	393,200	(5,590)	1,270,296	(11,003)
Total securities	$1,024,089	$(6,114)	$487,663	$(8,153)	$1,511,752	$(14,267)

At June 30, 2018, a total of 424 available for sale securities were in a continuous unrealized loss position for less than 12 months and 140 available for sale securities were in a continuous unrealized loss position for 12 months or longer. At June 30, 2018, a total of 552 held to maturity securities were in a continuous unrealized loss position for less than 12 months and 152 held to maturity securities were in a continuous unrealized loss position for 12 months or longer Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other than temporary impairment (“OTTI”) losses, management considers, among other things: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Company anticipates it will receive full value for the securities. Furthermore, as of June 30, 2018, management did not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons related to credit quality. As of June 30, 2018, management believes the impairments detailed in the table above are temporary.
Securities pledged for borrowings at the FHLB and other institutions, and securities pledged for municipal deposits and other purposes, were as follows for the periods presented below:

	June 30,	December 31,
	2018	2017
Available for sale securities pledged for borrowings, at fair value	$10,375	$10,225
Available for sale securities pledged for municipal deposits, at fair value	670,970	323,341
Held to maturity securities pledged for borrowings, at amortized cost	40,413	35,047
Held to maturity securities pledged for municipal deposits, at amortized cost	1,359,252	1,182,674
Total securities pledged	$2,081,010	$1,551,287

(4) Portfolio Loans

The composition of the Company’s loan portfolio, excluding loans held for sale, was the following for the periods presented below:

	June 30,	December 31,
	2018	2017
Commercial:
Commercial and industrial (“C&I”):
Traditional C&I	$2,065,144	$1,979,448
Asset-based lending	790,177	797,570
Payroll finance	230,153	268,609
Warehouse lending	1,032,563	723,335
Factored receivables	225,814	220,551
Equipment financing	1,176,635	679,541
Public sector finance	768,197	637,767
Total C&I	6,288,683	5,306,821
Commercial mortgage:
Commercial real estate	4,225,662	4,138,864
Multi-family	4,935,098	4,859,555
Acquisition, development & construction (“ADC”)	236,915	282,792
Total commercial mortgage	9,397,675	9,281,211
Total commercial	15,686,358	14,588,032
Residential mortgage	4,652,501	5,054,732
Consumer	335,634	366,219
Total portfolio loans	20,674,493	20,008,983
Allowance for loan losses	(86,026)	(77,907)
Total portfolio loans, net	$20,588,467	$19,931,076

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

Total portfolio loans include net deferred loan origination fees of $6,076 and $4,813 at June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018 and December 31, 2017, the Company pledged residential mortgage and commercial real estate loans of $8,781,460 and $9,123,601, respectively, to the FHLB as collateral for certain borrowing arrangements. See Note 8. “Borrowings”.

The following tables set forth the amounts and status of the Company’s loans, troubled debt restructurings (“TDRs”) and non-performing loans at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$2,008,756	$2,128	$14,091	$6,953	$33,216	$2,065,144
Asset-based lending	790,177	—	—	—	—	790,177
Payroll finance	229,917	—	—	—	236	230,153
Warehouse lending	1,032,563	—	—	—	—	1,032,563
Factored receivables	225,814	—	—	—	—	225,814
Equipment financing	1,150,768	8,783	4,041	—	13,043	1,176,635
Public sector finance	768,197	—	—	—	—	768,197
Commercial real estate	4,183,168	9,342	357	4,628	28,167	4,225,662
Multi-family	4,923,943	8,498	117	—	2,540	4,935,098
ADC	233,861	—	—	—	3,054	236,915
Residential mortgage	4,548,423	12,866	3,546	721	86,945	4,652,501
Consumer	314,490	3,879	5,793	47	11,425	335,634
Total portfolio loans	$20,410,077	$45,496	$27,945	$12,349	$178,626	$20,674,493
Total TDRs included above	$25,702	$245	$193	$—	$35,643	$61,783
Non-performing loans:
Loans 90+ days past due and still accruing					$12,349
Non-accrual loans					178,626
Total non-performing loans					$190,975
.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

	December 31, 2017
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$1,940,387	$1,232	$187	$—	$37,642	$1,979,448
Asset-based lending	797,570	—	—	—	—	797,570
Payroll finance	268,609	—	—	—	—	268,609
Warehouse lending	723,335	—	—	—	—	723,335
Factored receivables	220,551	—	—	—	—	220,551
Equipment financing	667,083	1,143	3,216	—	8,099	679,541
Public sector finance	637,767	—	—	—	—	637,767
Commercial real estate	4,104,173	8,403	4,131	437	21,720	4,138,864
Multi-family	4,853,677	595	834	—	4,449	4,859,555
ADC	278,587	—	—	—	4,205	282,792
Residential mortgage	4,925,996	22,416	6,038	324	99,958	5,054,732
Consumer	350,502	4,364	974	95	10,284	366,219
Total portfolio loans	$19,768,237	$38,153	$15,380	$856	$186,357	$20,008,983
Total TDRs included above	$13,175	$389	$—	$—	$29,325	$42,889
Non-performing loans:
Loans 90+ days past due and still accruing					$856
Non-accrual loans					186,357
Total non-performing loans					$187,213

The following table provides additional analysis of the Company’s non-accrual loans at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Recorded investment total non-accrual loans	Unpaid principal balance non-accrual loans	Recorded investment total non-accrual loans	Unpaid principal balance non-accrual loans
Traditional C&I	$33,216	$38,137	$37,642	$37,853
Payroll finance	236	236	—	—
Equipment financing	13,043	13,865	8,099	8,099
Commercial real estate	28,167	32,857	21,720	25,739
Multi-family	2,540	2,540	4,449	4,705
ADC	3,054	3,809	4,205	4,205
Residential mortgage	86,945	99,922	99,958	113,002
Consumer	11,425	13,481	10,284	12,096
Total	$178,626	$204,847	$186,357	$205,699

There were no non-accrual asset-based lending, warehouse lending, factored receivables or public sector finance loans at June 30, 2018. There were no non-accrual asset-based lending, payroll finance, warehouse lending, factored receivables or public sector finance loans at December 31, 2017.

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

At June 30, 2018 and December 31, 2017, the recorded investment of residential mortgage loans that were in the process of foreclosure was $61,893 and $76,712, respectively, which is included in non-accrual residential mortgage loans above.

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at June 30, 2018:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI loans(1)	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Traditional C&I	$36,811	$2,019,040	$9,293	$2,065,144	$—	$18,075	$18,075
Asset-based lending	12,580	777,597	—	790,177	—	5,837	5,837
Payroll finance	—	230,153	—	230,153	—	1,658	1,658
Warehouse lending	—	1,032,563	—	1,032,563	—	2,787	2,787
Factored receivables	—	225,814	—	225,814	—	1,321	1,321
Equipment financing	1,544	1,175,091	—	1,176,635	—	8,841	8,841
Public sector finance	—	768,197	—	768,197	—	1,354	1,354
Commercial real estate	25,403	4,170,344	29,915	4,225,662	—	26,870	26,870
Multi-family	2,029	4,920,943	12,126	4,935,098	—	7,389	7,389
ADC	2,972	233,943	—	236,915	—	2,172	2,172
Residential mortgage	6,497	4,540,926	105,078	4,652,501	—	5,917	5,917
Consumer	3,114	323,398	9,122	335,634	—	3,805	3,805
Total portfolio loans	$90,950	$20,418,009	$165,534	$20,674,493	$—	$86,026	$86,026

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

Management considers a loan to be impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Evaluation of impairment is generally treated the same across all classes of loans on a loan-by-loan basis. Generally loans of $750 or less are evaluated for impairment on a homogeneous pool basis. When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole remaining source of repayment of the loan is the operation or liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs when foreclosure or liquidation is probable, instead of discounted cash flows. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is generally recognized through a charge-off to the allowance for loan losses.

The following table presents the changes in the balance of the accretable yield discount for PCI loans for the three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$27,549	$10,733	$45,582	$11,117
Accretion of income	(3,180)	(1,001)	(6,551)	(2,200)
Reclassification (to) from non-accretable difference	(2,658)	1,145	(2,248)	1,960
Other, adjustments	—	—	(15,072)	—
Balance at end of period	$21,711	$10,877	$21,711	$10,877

Income is not recognized on PCI loans unless the Company can reasonably estimate the cash flows that are expected to be collected over the life of the loan. The balance of PCI loans that were treated under the cost recovery method was $5,485 and $7,992 at June 30, 2018 and December 31, 2017, respectively.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The following table presents loans individually evaluated for impairment, excluding PCI loans, by segment of loans at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Unpaid principal balance	Recorded investment	Unpaid principal balance	Recorded investment
Loans with no related allowance recorded:
Traditional C&I	$44,473	$36,811	$36,408	$35,921
Asset-based lending	12,580	12,580	—	—
Equipment financing	1,544	1,544	5,341	5,341
Commercial real estate	31,505	25,403	10,128	9,663
Multi-family	2,029	2,029	1,597	1,597
ADC	4,122	2,972	5,474	5,208
Residential mortgage	7,027	6,497	—	—
Consumer	3,114	3,114	3,132	3,132
Total	$106,394	$90,950	$62,080	$60,862

At June 30, 2018 and December 31, 2017, there were no payroll finance, warehouse lending, factored receivables or public sector finance loans that were individually evaluated for impairment.

The Company’s policy generally requires a charge-off of the difference between the present value of the cash flows or the net collateral value of the collateral securing the loan and the Company’s recorded investment. As a result, there were no impaired loans with an allowance recorded at June 30, 2018 or December 31, 2017.
The following table presents the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for the three months ended June 30, 2018 and June 30, 2017:

	For the three months ended
	June 30, 2018			June 30, 2017
	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
Loans with no related allowance recorded:
Traditional C&I	$34,642	$186	$—	$24,922	$7	$—
Asset-based lending	12,673	109	—	—	—	—
Payroll finance	—	—	—	160	—	—
Equipment financing	1,189	—	—	3,569	—	—
Commercial real estate	19,744	182	—	14,206	84	—
Multi-family	1,808	22	—	—	—	—
ADC	3,251	—	—	6,180	54	—
Residential mortgage	5,847	—	—	668	—	—
Consumer	3,118	—	—	1,497	—	—
Total	$82,272	$499	$—	$51,202	$145	$—

For the three months ended June 30, 2018 and 2017, there were no warehouse lending, factored receivables or public sector finance loans that were impaired, and there was no cash-basis interest income recognized.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The following table presents the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for the six months ended June 30, 2018 and 2017:

	For the six months ended
	June 30, 2018			June 30, 2017
	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	YTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
Loans with no related allowance recorded:
Traditional C&I	$34,277	$202	$—	$24,897	$15	$—
Asset-based lending	8,448	224	—	—	—	—
Payroll finance	—	—	—	107	—	—
Equipment financing	1,092	—	—	2,767	—	—
Commercial real estate	15,378	215	—	13,263	173	—
Multi-family	1,738	38	—	—	—	—
ADC	3,348	—	—	5,811	119	—
Residential mortgage	3,898	—	—	617	—	—
Consumer	3,123	—	—	1,497	—	—
Total	$71,302	$679	$—	$48,959	$307	$—

For the six months ended June 30, 2018 and 2017, there were no warehouse lending, factored receivables or public sector finance loans that were impaired, and there was no cash-basis interest income recognized.

Troubled Debt Restructuring (“TDRs”)
The following tables set forth the amounts and past due status of the Company’s TDRs at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$423	$—	$—	$—	$28,697	$29,120
Asset-based lending	12,580	—	—	—	—	12,580
Equipment financing	769	—	—	—	1,197	1,966
Commercial real estate	3,685	245	—	—	—	3,930
ADC	433	—	—	—	3,055	3,488
Residential mortgage	5,614	—	193	—	2,466	8,273
Consumer	2,198	—	—	—	228	2,426
Total	$25,702	$245	$193	$—	$35,643	$61,783

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

	December 31, 2017
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$565	$—	$—	$—	$21,083	$21,648
Equipment financing	898	—	—	—	826	1,724
Commercial real estate	2,921	—	—	—	115	3,036
ADC	1,495	—	—	—	4,205	5,700
Residential mortgage	5,154	336	—	—	2,810	8,300
Consumer	2,142	53	—	—	286	2,481
Total	$13,175	$389	$—	$—	$29,325	$42,889
There were no payroll finance, warehouse lending, factored receivables, public sector finance or multi-family loans that were TDRs for either period presented above and there were no asset-based lending loans that were TDRs at December 31, 2017. The Company did not have outstanding commitments to lend additional amounts to customers with loans classified as TDRs as of June 30, 2018 or December 31, 2017.
There were eleven loans modified as a TDR in the six months ended June 30, 2018. The following table presents loans by segment modified as TDRs that occurred during the first six months of 2018 and 2017:

	June 30, 2018			June 30, 2017
		Recorded investment			Recorded investment
	Number	Pre- modification	Post- modification	Number	Pre- modification	Post- modification
Traditional C&I	1	$11,157	$10,028	—	$—	$—
Asset-based lending	1	12,766	12,766	—	—	—
Equipment financing	1	670	670	2	3,088	3,088
Commercial real estate	—	—	—	2	1,724	1,724
ADC	—	—	—	1	797	797
Residential mortgage	8	1,260	943	2	552	551
Total TDRs	11	$25,853	$24,407	7	$6,161	$6,160

There were no payroll finance, warehouse lending, factored receivables, public sector finance, multi-family or consumer loans modified as TDRs during the first six months of 2018 or 2017.

During the six months ended June 30, 2018 or 2017, there were no TDRs that experienced a payment default within the twelve months following the modification. A payment default is defined as missing three consecutive monthly payments or being over 90 days past due on a scheduled payment. The asset-based lending loan that was designated as a TDR in 2018 is a taxi medallion loan that was performing according to its modified terms at the time of restructuring. TDRs during the periods presented above did not significantly impact the determination of the allowance for loan losses.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

(5) Allowance for Loan Losses

Activity in the allowance for loan losses for the three months ended June 30, 2018 and 2017 is summarized below:

	For the three months ended June 30, 2018
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision / (reversal of)	Ending balance
Traditional C&I	$19,410	$(1,831)	$225	$(1,606)	$271	$18,075
Asset-based lending	6,327	—	9	9	(499)	5,837
Payroll finance	1,475	(314)	7	(307)	490	1,658
Warehouse lending	3,108	—	—	—	(321)	2,787
Factored receivables	1,169	(160)	2	(158)	310	1,321
Equipment financing	6,572	(2,477)	190	(2,287)	4,556	8,841
Public sector finance	1,906	—	—	—	(552)	1,354
Commercial real estate	24,222	(3,166)	74	(3,092)	5,740	26,870
Multi-family	6,747	—	—	—	642	7,389
ADC	2,032	(721)	—	(721)	861	2,172
Residential mortgage	6,019	(544)	34	(510)	408	5,917
Consumer	3,105	(491)	97	(394)	1,094	3,805
Total allowance for loan losses	$82,092	$(9,704)	$638	$(9,066)	$13,000	$86,026
Annualized net charge-offs to average loans outstanding:						0.18%

	For the three months ended June 30, 2017
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision / (reversal of)	Ending balance
Traditional C&I	$14,441	$(164)	$523	$359	$706	$15,506
Asset-based lending	3,353	—	1	1	(772)	2,582
Payroll finance	1,155	—	—	—	132	1,287
Warehouse lending	1,227	—	—	—	1,208	2,435
Factored receivables	1,322	(12)	2	(10)	(161)	1,151
Equipment financing	6,039	(610)	146	(464)	160	5,735
Public sector finance	1,249	—	—	—	638	1,887
Commercial real estate	23,438	(944)	98	(846)	2,589	25,181
Multi-family	4,102	—	—	—	926	5,028
ADC	1,170	(22)	133	111	(361)	920
Residential mortgage	5,715	(120)	10	(110)	(481)	5,124
Consumer	3,728	(417)	88	(329)	(84)	3,315
Total allowance for loan losses	$66,939	$(2,289)	$1,001	$(1,288)	$4,500	$70,151
Annualized net charge-offs to average loans outstanding:						0.05%

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

Activity in the allowance for loan losses for the six months ended June 30, 2018 and 2017 is summarized below:

	For the six months ended June 30, 2018
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision/ (reversal of)	Ending balance
Traditional C&I	$19,072	$(5,403)	$439	$(4,964)	$3,967	$18,075
Asset-based lending	6,625	—	9	9	(797)	5,837
Payroll finance	1,565	(314)	29	(285)	378	1,658
Warehouse lending	3,705	—	—	—	(918)	2,787
Factored receivables	1,395	(164)	5	(159)	85	1,321
Equipment financing	4,862	(6,676)	262	(6,414)	10,393	8,841
Public sector finance	1,797	—	—	—	(443)	1,354
Commercial real estate	24,945	(4,519)	90	(4,429)	6,354	26,870
Multi-family	3,261	—	3	3	4,125	7,389
ADC	1,680	(721)	—	(721)	1,213	2,172
Residential mortgage	5,819	(582)	49	(533)	631	5,917
Consumer	3,181	(616)	228	(388)	1,012	3,805
Total allowance for loan losses	$77,907	$(18,995)	$1,114	$(17,881)	$26,000	$86,026
Annualized net charge-offs to average loans outstanding:						0.18%

	For the six months ended June 30, 2017
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision/ (reversal of)	Ending balance
Traditional C&I	$12,864	$(851)	$662	$(189)	$2,831	$15,506
Asset-based lending	3,316	—	4	4	(738)	2,582
Payroll finance	951	—	—	—	336	1,287
Warehouse lending	1,563	—	—	—	872	2,435
Factored receivables	1,669	(309)	18	(291)	(227)	1,151
Equipment financing	5,039	(1,080)	286	(794)	1,490	5,735
Public sector finance	1,062	—	—	—	825	1,887
Commercial real estate	20,466	(1,026)	100	(926)	5,641	25,181
Multi-family	4,991	—	—	—	37	5,028
ADC	1,931	(22)	269	247	(1,258)	920
Residential mortgage	5,864	(279)	159	(120)	(620)	5,124
Consumer	3,906	(531)	129	(402)	(189)	3,315
Total allowance for loan losses	$63,622	$(4,098)	$1,627	$(2,471)	$9,000	$70,151
Annualized net charge-offs to average loans outstanding:						0.03%

Credit Quality Indicators
As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators, including trends related to (i) the weighted-average risk grade of commercial loans; (ii) the level of classified commercial loans; (iii) the delinquency status of residential mortgage and consumer loans, including home equity lines of credit (“HELOC”) and other consumer loans; (iv) net charge-offs; (v) non-performing loans (see details above); and (vi) the general economic conditions in the greater New York metropolitan region. The Company analyzes loans individually by classifying the loans by credit risk, except residential mortgage loans, HELOC and other consumer loans, which are evaluated on a homogeneous pool basis unless the loan balance is greater than $750. This analysis is performed at least quarterly on all graded 7-Special Mention and lower loans. The Company uses the following definitions of risk ratings:

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

4 - This grade includes loans to borrowers with above average cash flow, adequate earnings and debt service coverage ratios. The borrower generates discretionary cash flow, assets and liabilities that are reasonably matched, and the borrower has access to other sources of debt funding or additional trade credit at market rates.

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

Loans that are risk-rated 1 through 6, as defined above, are considered to be pass-rated loans. As of June 30, 2018 and December 31, 2017, the risk category of gross loans by segment was as follows:

	June 30, 2018			December 31, 2017
	Special mention	Substandard	Doubtful	Special mention	Substandard	Doubtful
Traditional C&I	$20,083	$43,657	$845	$7,453	$53,915	$746
Asset-based lending	6,139	23,801	—	30,958	3,835	—
Payroll finance	12,884	7,329	—	15,542	352	—
Factored receivables	—	—	—	187	—	—
Equipment financing	9,731	19,917	—	4,093	9,299	—
Commercial real estate	28,263	41,732	—	40,438	34,529	—
Multi-family	29,729	11,944	—	26,602	14,266	—
ADC	4,096	3,488	—	4,204	4,639	—
Residential mortgage	2,994	88,325	—	6,038	101,149	—
Consumer	5,799	11,647	11	1,043	10,507	18
Total	$119,718	$251,840	$856	$136,558	$232,491	$764

There were no criticized or classified warehouse lending or public sector finance loans for the periods presented. There were no loans rated “loss” at June 30, 2018 or December 31, 2017.

(6) Goodwill and Other Intangible Assets

The balance of goodwill and other intangible assets for the periods presented were as follows:

	June 30,	December 31,
	2018	2017
Goodwill	$1,613,144	$1,579,891
Other intangible assets:
Core deposits	$115,404	$126,545
Customer lists	5,203	5,854
Non-compete agreements	167	292
Trade name	20,500	20,500
Total	$141,274	$153,191

The increase in goodwill at June 30, 2018 compared to December 31, 2017 was due to the Advantage Funding acquisition. See Note 2. “Acquisitions” for additional information.
The decrease in other intangible assets at June 30, 2018 compared to December 31, 2017 was due to amortization of intangibles.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2018 was as follows:

Amortization expense
Remainder of 2018	$11,729
2019	19,181
2020	16,800
2021	15,104
2022	13,703
2023	12,322
Thereafter	31,935
Total	$120,774

(7) Deposits

Deposit balances at June 30, 2018 and December 31, 2017 were as follows:

	June 30,	December 31,
	2018	2017
Non-interest bearing demand	$4,153,701	$4,080,742
Interest bearing demand	4,341,485	3,882,064
Savings	2,695,259	2,758,642
Money market	7,202,926	7,377,118
Certificates of deposit	2,572,518	2,439,638
Total deposits	$20,965,889	$20,538,204
Total municipal deposits were $1,652,733 and $1,585,076 at June 30, 2018 and December 31, 2017, respectively. See Note 3. “Securities” for the aggregate amount of securities that were pledged as collateral for municipal deposits and other purposes.
Brokered deposits at June 30, 2018 and December 31, 2017 were as follows:

	June 30,	December 31,
	2018	2017
Interest bearing demand	$14,738	$23,820
Money market	804,415	773,804
Money market - reciprocal brokered deposits	96,649	102,259
CDARs[1] and ICS[2] one way	200,167	204,331
Total brokered deposits	$1,115,969	$1,104,214
1 CDARs are deposits generated through the certificate of deposit account registry service.
2 ICS are deposits generated through the insured cash sweep program.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

(8) Borrowings

The Company’s borrowings and weighted average interest rates were as follows for the periods presented:

	June 30,		December 31,
	2018		2017
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB borrowings	$5,067,492	2.14%	$4,510,123	1.69%
Repurchase agreements	19,114	0.75	30,162	0.64
5.50% Senior Notes	76,990	5.98	76,805	5.98
3.50% Senior Notes	201,113	3.19	201,404	3.19
Subordinated Notes	172,828	5.45	172,716	5.45
Total borrowings	$5,537,537	2.34%	$4,991,210	1.96%
By remaining period to maturity:
Less than one year	$3,711,220	2.24%	$2,989,093	1.69%
One to two years	1,001,092	2.09	775,714	1.79
Two to three years	652,397	2.48	802,650	2.34
Three to four years	—	—	251,037	2.04
Four to five years	—	—	—	—
Greater than five years	172,828	5.45	172,716	5.45
Total borrowings	$5,537,537	2.34%	$4,991,210	1.96%

FHLB borrowings and overnight. As a member of the FHLB, the Bank may borrow up to a discounted percentage of the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of June 30, 2018 and December 31, 2017, the Bank had total residential mortgage and commercial real estate loans pledged after discount of $8,781,460 and $9,123,601, respectively. In addition to the pledged mortgages, the Bank had also pledged securities to secure borrowings, which are disclosed in Note 3. “Securities.” As of June 30, 2018, the Bank had unused borrowing capacity at the FHLB of $6,184,420 and may increase its borrowing capacity by pledging securities not required to be pledged for other purposes with a collateral value of approximately $4,040,721.

Repurchase agreements. The Bank enters into sales of securities under agreements to repurchase. These repurchase agreements facilitate the needs of our customers and a portion of our secured short-term funding needs. Securities sold under agreements to repurchase at June 30, 2018 and December 31, 2017 are secured short-term borrowings that mature in one to 45 days and are generally renewed on a continuous basis. Repurchase agreements are stated at the amount of cash received in connection with these transactions. The securities pledged under these repurchase agreements fluctuate in value due to market conditions. The Bank is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.

5.50% Senior Notes. On July 2, 2013, the Company issued $100,000 principal amount of 5.50% fixed rate senior notes (the “5.50% Senior Notes”) through a private placement at a discount of 1.75%. The cost of issuance was $303, and, at June 30, 2018 and December 31, 2017, the unamortized discount was $10 and $195, respectively, which was accreted to interest expense over the life of the 5.50% Senior Notes, resulting in an effective yield of 5.98%. Interest was due semi-annually in arrears on January 2 and July 2 until maturity. The 5.50% Senior Notes matured on July 2, 2018, and, the Company utilized cash on hand to pay interest and fully repay the outstanding principal balance.

3.50% Senior Notes. On October 2, 2017, in connection with the Astoria Merger, the Company assumed $200,000 principal amount of 3.50% fixed rate senior notes that mature on June 8, 2020 (the “3.50% Senior Notes”). The 3.50% Senior Notes were issued by Astoria on June 8, 2017 through a public offering. The Company recorded 3.50% Senior Notes at estimated fair value of 100.76% on the acquisition date, which was based on quoted market value. The fair value adjustment, with a remaining balance of $1,113 at June 30, 2018, is being amortized over the remaining maturity using a level-yield methodology, which results in an effective cost of 3.19%.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

Subordinated Notes. On March 29, 2016, the Bank issued $110,000 principal amount of 5.25% fixed-to-floating rate subordinated notes (the “Subordinated Notes”) through a private placement at a discount of 1.25%. The cost of issuance was $500. On September 2, 2016, the Bank reopened the Subordinated Notes offering and issued an additional $65,000 principal amount of Subordinated Notes. The Subordinated Notes issued September 2, 2016 are fully fungible with, rank equally in right of payment with, and form a single series with the Subordinated Notes issued in March 2016. The Subordinated Notes issued September 2016 were issued to the purchasers at a premium of 0.50% and an underwriters discount of 1.25%. The cost of issuance was $275. At June 30, 2018, the net unamortized discount of all Subordinated Notes was $2,172, which will be accreted to interest expense over the life of the Subordinated Notes, resulting in an effective yield of 5.45%. Interest is due semi-annually in arrears on April 1 and October 1 of each year, until April 1, 2021. From and including April 1, 2021, the Subordinated Notes will bear interest at a floating rate per annum equal to three-month LIBOR plus 3.937%, payable quarterly on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2021, through maturity on April 1, 2026 or earlier redemption. The Subordinated Notes are also redeemable by the Bank, in whole or in part, on April 1, 2021 and each interest payment date thereafter. The Subordinated Notes are redeemable in whole at any time upon the occurrence of certain specified events. The Subordinated Notes are unsecured, subordinated obligations of the Bank and are subordinated in right of payment to all of the Bank’s existing and future senior indebtedness, including claims of depositors and general creditors. The Subordinated Notes qualify as Tier 2 capital for regulatory purposes. See Note 15. “Stockholders’ Equity” for additional information.

Revolving line of credit. Effective September 5, 2017, the Company renewed and increased to $35,000 its revolving line of credit facility (the “Credit Facility”). The Credit Facility, which is with another financial institution, matures on September 4, 2018. The balance was zero at June 30, 2018 and December 31, 2017. The use of proceeds are for general corporate purposes. The Credit Facility and accrued interest is payable at maturity, and the Company is required to maintain a zero balance for at least 30 days during its term. Loans under the Credit Facility bear interest at one-month LIBOR plus 1.25%. Under the terms of the Credit Facility, the Company and the Bank must maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. The Company and the Bank were in compliance with all requirements of the Credit Facility at June 30, 2018.

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

The Company has entered into interest rate swap contracts that are both over-the-counter, or OTC, and those that are exchanged on futures markets such as the Chicago Mercantile Exchange (“CME”). At June 30, 2018 and December 31, 2017, the OTC derivatives are included in the financial statements at the gross fair value amount of the asset (included in other assets) and liability (included in other liabilities), which represents the change in the fair value of the contract since inception. Effective for the quarter ended March 31, 2017, the CME amended its rulebook to legally characterize variation margin payments (a payment made based on changes in the fair value of the interest rate swap contracts) as a settlement, referred to as settled-to-market (“STM”). As a result of this change, at June 30, 2018, the Company paid cash as STM in the amount of $11,689 for the net fair value of its CME interest rate swap contracts with another financial institution. The variation margin payment changes daily, positively or negatively, based on a change in the fair value of the underlying interest rate swap contracts.

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

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

Summary information as of June 30, 2018 and December 31, 2017 regarding these derivatives is presented below:

	Notional amount	Average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
June 30, 2018
Included in other assets:
Third-party interest rate swap	$626,809				$2,787
Customer interest rate swap	191,316				3,164
Total	$818,125	5.57	4.41%	1 m Libor + 2.25%	$5,951
Included in other liabilities:
Third-party interest rate swap	(191,316)				$(948)
Customer interest rate swap	(626,809)				(16,692)
Total	$(818,125)	5.57	4.41%	1 m Libor + 2.25%	$(17,640)
December 31, 2017
Included in other assets:
Third-party interest rate swap	$314,754				$1,155
Customer interest rate swap	306,529				3,302
Total	$621,283	5.79	4.28%	1 m Libor + 1.94%	$4,457
Included in other liabilities:
Third-party interest rate swap	$(306,529)				$(4,718)
Customer interest rate swap	(314,754)				(3,262)
Total	$(621,283)	5.79	4.28%	1 m Libor + 1.94%	$(7,980)

(10) Income Taxes

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory Federal tax rate for the following reasons:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Income before income tax expense	$146,156	$62,719	$274,484	$119,495
Tax at Federal statutory rate of 21% for 2018 and 35% for 2017	30,693	21,951	57,641	41,823
State and local income taxes, net of Federal tax benefit	7,895	2,497	13,954	4,771
Tax exempt interest, net of disallowed interest	(4,838)	(3,790)	(9,465)	(7,274)
Bank owned life insurance income	(782)	(560)	(1,545)	(1,022)
Non-deductible acquisition related costs	—	614	—	956
Investments in qualified affordable housing projects	(1,375)	(40)	(2,502)	(79)
Stock-based compensation benefit	(62)	(64)	(441)	(806)
FDIC insurance premium limitation	531	—	1,017	—
Other, net	(147)	(289)	2,712	(341)
Actual income tax expense	$31,915	$20,319	$61,371	$38,028
Effective income tax rate	21.8%	32.4%	22.4%	31.8%

Net deferred tax assets totaled $97,357 at June 30, 2018 and $97,333 at December 31, 2017. No valuation allowance was recorded against deferred tax assets as of those dates, based upon management’s consideration of historical and anticipated future pre-tax

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

The Tax Cuts and Jobs Act of 2017 reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, the Company was required to remeasure, through income tax expense, the Company’s deferred tax assets and liabilities using the enacted tax rate at which the deferred items are expected to be recovered or settled. The remeasurement of the Company’s net deferred tax assets resulted in additional provisional income tax expense of $40,285 recorded in 2017. The Company is still evaluating certain aspects of the new tax law and, once the evaluation is complete, it is possible the provisional adjustment could be revised. There were no changes to the provisional income tax expense recorded during the six months ended June 30, 2018.
(11) Stock-Based Compensation

The Company has active stock-based compensation plans, as described below.

The Company’s stockholders approved the 2015 Omnibus Equity and Incentive Plan (the “2015 Plan”) on May 28, 2015. The 2015 Plan permits the grant of stock options, stock appreciation rights, restricted stock (both time-based and performance-based), restricted stock units, deferred stock and other stock-based awards. The total number of shares that may be awarded under the 2015 Plan is 2,800,000 shares plus the remaining shares available for grant under the stockholder approved 2014 Stock Incentive Plan (the “2014 Plan”) as of the date of adoption of the 2015 Plan. At June 30, 2018, there were, in aggregate, 2,356,025 shares available for future grant under the 2015 Plan.

Restricted stock awards are granted with a fair value equal to the market price of the Company’s common stock at the date of grant. Stock option awards are granted with a strike price that is equal to the market price of the Company’s common stock at the date of grant. The restricted stock awards generally vest in equal installments annually on the anniversary date of grant and have total vesting periods ranging from one to five years, while stock options have 10-year contractual terms.

The following table summarizes the activity in the Company’s active stock-based compensation plans for the six months ended June 30, 2018:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at January 1, 2018	3,101,327	1,238,760	$20.00	757,867	$11.15
Granted	(772,271)	772,271	23.54	—	—
Stock awards vested	—	(298,919)	16.58	—	—
Exercised	—	—	—	(36,294)	11.09
Forfeited	32,269	(26,969)	21.24	(5,300)	13.18
Canceled/expired	(5,300)	—	—	—	13.18
Balance at June 30, 2018	2,356,025	1,685,143	$22.13	716,273	$11.13
Exercisable at June 30, 2018				713,084	$11.12

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $8,858 and $8,830, respectively, at June 30, 2018.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The Company uses an option pricing model to estimate the grant date fair value of stock options granted. There were no stock options granted during the six months ended June 30, 2018 or June 30, 2017.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense associated with stock options and non-vested stock awards and the related income tax benefit are presented below:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock options	$2	$48	$4	$98
Non-vested stock awards/performance units	3,334	1,849	6,186	3,535
Total	$3,336	$1,897	$6,190	$3,633
Income tax benefit	751	617	1,393	1,181
Proceeds from stock option exercises	73	731	402	1,224

Unrecognized stock-based compensation expense as of June 30, 2018 was as follows:

June 30, 2018
Stock options	$1
Non-vested stock awards/performance units	24,947
Total	$24,948

The weighted average period over which unrecognized stock options expense is expected to be recognized is 0.26 years. The weighted average period over which unrecognized non-vested stock awards/performance units expense is expected to be recognized is 1.96 years.

(12) Pension and Other Post-Retirement Benefits

Total pension and other post-retirement benefits expense is comprised of the following for the periods presented below:

	For the three months ended
	June 30, 2018		June 30, 2017
	Pension Benefits	Other Post Retirement Benefits	Pension Benefits	Other Post Retirement Benefits
Service cost	$—	$21	$—	$—
Interest cost	2,121	253	—	101
Expected return on plan assets	(3,352)	—	—	—
Net amortization and deferral	—	—	—	9
Net periodic pension and other post-retirement (benefit) expense	$(1,231)	$274	$—	$110

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

	For the six months ended
	June 30, 2018		June 30, 2017
	Pension Benefits	Other Post Retirement Benefits	Pension Benefits	Other Post Retirement Benefits
Service cost	$—	$42	$—	$—
Interest cost	4,243	526	—	201
Expected return on plan assets	(6,705)	—	—	—
Net amortization and deferral	—	—	—	18
Net periodic pension and other post-retirement (benefit) expense	$(2,462)	$568	$—	$219

Total net periodic pension and other post-retirement (benefit) expense is included as a component of other non-interest expense.

The Company’s pension benefit plans include all of the assets and liabilities of the Astoria Bank Pension Plan, the Astoria Excess and Supplemental Benefit Plans, the Astoria Directors’ Retirement Plan, the Greater New York Savings Bank Directors’ Retirement Plan and the Long Island Bancorp Directors’ Retirement Plan, which were assumed in the Astoria Merger.

The Company’s other post retirement benefit plans include the assumed Astoria Bank Retiree Health Care Plan and the Astoria Bank BOLI plan, along with other non-qualified Supplemental Executive Retirement Plans (“SERPs”) that provide certain directors, officers and executives with supplemental retirement benefits.

The Company contributed $399 and $14 to fund pension and other post retirement benefits during the three months ended June 30, 2018 and 2017, respectively, and contributed $675 and $96 to fund pension and other post retirement benefits during six months ended June 30, 2018 and 2017, respectively. Total pension and other post-retirement benefits plans liabilities were $86,696 and $89,965 at June 30, 2018 and December 31, 2017, respectively, and are included in other liabilities in the consolidated balance sheets.

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

Accounts receivable management / factoring commissions and other fees. The Company earns these fees / commissions from its payroll finance and factoring businesses, as described below.

Payroll finance. The Company provides financing and back office support services, which includes preparation of payroll, payroll tax payments, billings and collections, for clients in the temporary staffing industry.  Upon completion of the back office support services, and as payroll remittances are made on behalf of the client to fund their employee payroll, which typically occurs weekly, the Company recognizes a portion of the total revenue generated as non-interest income. The Company collects invoices directly from the borrower’s customers and retains the amounts billed for the temporary staffing services provided, and remits the remaining funds to the borrower net of amounts advanced, payroll taxes withheld, the Company’s fees, and subject to a reserve to offset potential uncollectible balances.

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

Contract Balances. A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as investment management fees based on period-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

(b) Other Non-Interest Expense
Other non-interest expense items for the three and six months ended June 30, 2018 and 2017, respectively, are presented in the following table:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Other non-interest expense:
Professional fees	$2,901	$2,478	$6,403	$4,683
Advertising and promotion	1,272	834	2,814	1,385
Telephone	1,703	537	3,261	1,116
Operational losses	806	—	2,154	512
Stationery & office supplies	675	170	1,283	471
Insurance & surety bond premium	810	687	1,381	1,224
Other	5,064	3,704	9,209	6,719
Total other non-interest expense	$13,231	$8,410	$26,505	$16,110

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

(14) Earnings Per Common Share

The following is a summary of the calculation of earnings per common share (“EPS”):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income available to common stockholders	$112,245	$42,400	$209,118	$81,467
Weighted average common shares outstanding for computation of basic EPS	225,084,232	135,317,866	224,908,436	135,241,034
Common-equivalent shares due to the dilutive effect of stock options and unvested performance share grants(1)	537,624	605,031	536,143	626,827
Weighted average common shares for computation of diluted EPS	225,621,856	135,922,897	225,444,579	135,867,861
EPS:
Basic	$0.50	$0.31	$0.93	$0.60
Diluted	0.50	0.31	0.93	0.60
Weighted average common shares that could be exercised that were anti-dilutive for the period(2)	—	—	—	—
(1) Represents incremental shares computed using the treasury stock method.
(2) Anti-dilutive shares are not included in determining diluted EPS. There were no anti-dilutive shares in the three and six months ended June 30, 2018 or June 30, 2017.
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

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital (as defined in the regulations) for both the Bank and the Company includes a permissible portion of the allowance for loan losses and $172,828 and $141,994 of the Subordinated Notes, respectively. During the final five years of the term of the Subordinated Notes, the permissible portion eligible for inclusion in Tier 2 capital decreases by 20% annually.

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

The following tables present actual and required capital ratios as of June 30, 2018 and December 31, 2017 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2018 and December 31, 2017 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III phase-in schedule		Minimum capital required - Basel III fully phased-in		Required to be considered well- capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
June 30, 2018
Common equity tier 1 to RWA:
Sterling National Bank	$2,889,174	13.71%	$1,343,252	6.375%	$1,474,944	7.00%	$1,369,591	6.50%
Sterling Bancorp	2,598,072	12.32	1,344,348	6.375	1,476,147	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	2,889,174	13.71%	1,659,312	7.875%	1,791,003	8.50%	1,685,650	8.00%
Sterling Bancorp	2,736,899	12.98	1,660,666	7.875	1,792,464	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	3,148,682	14.94%	2,080,724	9.875%	2,212,416	10.50%	2,107,063	10.00%
Sterling Bancorp	2,965,572	14.06	2,082,422	9.875	2,214,221	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	2,889,174	9.84%	1,174,212	4.00%	1,174,212	4.00%	1,467,765	5.00%
Sterling Bancorp	2,736,899	9.32	1,175,089	4.00	1,175,089	4.00	N/A	N/A

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

	Actual		Minimum capital required - Basel III phase-in schedule		Minimum capital required - Basel III fully phased-in		Required to be considered well- capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2017
Common equity tier 1 to RWA:
Sterling National Bank	$2,770,381	13.95%	$1,142,247	5.75%	$1,390,561	7.00%	$1,291,236	6.50%
Sterling Bancorp	2,458,449	12.37	1,143,045	5.75	1,391,534	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	2,770,381	13.95%	1,440,224	7.25%	1,688,539	8.50%	1,589,213	8.00%
Sterling Bancorp	2,597,669	13.07	1,441,231	7.25	1,689,719	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	3,021,658	15.21%	1,837,527	9.25%	2,085,842	10.50%	1,986,516	10.00%
Sterling Bancorp	2,818,404	14.18	1,838,812	9.25	2,087,300	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	2,770,381	10.10%	1,097,449	4.00%	1,097,449	4.00%	1,371,811	5.00%
Sterling Bancorp	2,597,669	9.39	1,106,977	4.00	1,106,977	4.00	N/A	N/A
The Bank and the Company are subject to the regulatory capital requirements administered by the FRB, and, for the Bank, the Office of the Comptroller of the Currency. Regulatory authorities can initiate certain mandatory actions if the Bank or the Company fails to meet the minimum capital requirements, which could have a direct material effect on our financial statements. As of June 30, 2018, and December 31, 2017, the most recent regulatory notifications categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the classification.

(b) Dividend Restrictions
The Company is mainly dependent on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that fiscal year combined with the retained net profits for the preceding two fiscal years. Under the foregoing dividend restrictions and while maintaining its “well-capitalized” status, at June 30, 2018, the Bank had capacity to pay aggregate dividends of up to $247,191 to the Company without prior regulatory approval.

(c) Stock Repurchase Plans
From time to time, the Company’s Board of Directors has authorized stock repurchase plans. The Company may purchase up to 10,000,000 common shares, which represents 4.4% of our shares outstanding at June 30, 2018. Repurchases may be made at management’s discretion through open market purchases and block trades in accordance with SEC and regulatory requirements. Any common shares purchased will be held as Treasury stock and made available for general corporate purposes. There were no shares repurchased under the repurchase program during the six months ended June 30, 2018 or June 30, 2017.

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

The contractual or notional amounts of these instruments, which reflect the extent of the Company’s involvement in particular classes of off-balance sheet financial instruments, are summarized as follows:

	June 30,	December 31,
	2018	2017
Loan origination commitments	$422,025	$510,135
Unused lines of credit	1,380,492	1,195,656
Letters of credit	264,776	166,824

(b) Lease Commitments
The Company leases certain premises and equipment under operating leases with terms expiring through January 2034. Included in occupancy and office operations expense was net rent expense of $4,994 and $2,138 during the three months ended June 30, 2018 and 2017, respectively. Net rent expense was $9,400 and $4,388 for the six months ended June 30, 2018 and 2017, respectively. Future minimum lease payments due under non-cancelable operating leases at June 30, 2018 were as follows:

Remainder of 2018	$10,202
2019	18,867
2020	17,666
2021	14,966
2022	11,096
2023	9,252
2024 and thereafter	22,430
$104,479

(c) Litigation
The Company and the Bank are involved in a number of judicial proceedings concerning matters arising from their business activities. These include routine legal proceedings arising in the ordinary course of business. These proceedings also include actions brought against the Company and the Bank with respect to corporate matters and transactions in which the Company and the Bank are or were involved: in particular, the Company has been named as a defendant in shareholder litigation arising out of the announcement of the Astoria Merger. While the Company believes these claims are without merit, the Company has agreed to settle the litigations related to the Astoria Merger, pending court approval, and believes these settlement amounts will be immaterial.

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

As of June 30, 2018, management does not believe any of our securities are OTTI; however, management reviews all of the Company’s securities on at least a quarterly basis to assess whether impairment, if any, is OTTI.

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

A summary of such investment securities available for sale and derivatives at June 30, 2018 and December 31, 2017, respectively, were measured at estimated fair value on a recurring basis, is as follows:

	June 30, 2018
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS(1):
Agency-backed	$2,271,380	$—	$2,271,380	$—
CMOs(2)/Other MBS	591,864	—	591,864	—
Total residential MBS	2,863,244	—	2,863,244	—
Other securities:
Federal agencies	322,306	—	322,306	—
Corporate	497,932	—	497,932	—
State and municipal	245,904		245,904	—
Total other securities	1,066,142	—	1,066,142	—
Total available for sale securities	3,929,386	—	3,929,386	—
Swaps	5,951	—	5,951	—
Total assets	$3,935,337	$—	$3,935,337	$—
Liabilities:
Swaps	$(17,640)	$—	$(17,640)	$—
Total liabilities	$(17,640)	$—	$(17,640)	$—

(1) Residential MBS are debt securities whose cash flows come from residential mortgage and consumer loans, such as mortgages and HELOCs. A residential MBS is comprised of a pool of mortgage loans created by financial institutions, including governmental agencies. The cash flows from each mortgage loan included in the pool are structured through a special purpose entity into various classes and tranches, which then issue securities backed by those cash flows to investors.

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

Impaired Loans
Loans that meet certain criteria are evaluated individually for impairment. Generally, loans less than $750 are evaluated for impairment on a pooled basis. Impairment amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated impairment amount applicable to that loan does not necessarily represent the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable by market participants. However, due to the substantial judgment applied and limited volume of activity as compared to other assets, fair value of the underlying collateral is based on Level 3 inputs. Estimates of fair value used for collateral supporting commercial loans generally are based on assumptions not observable in the market place and are also based on Level 3 inputs. Impaired loans are remeasured at least quarterly and their carrying values are adjusted as needed. Impaired loans subject to non-recurring fair value measurements were $90,950 and $60,862 at June 30, 2018 and December 31, 2017, respectively. Changes in fair value recognized as a charge-off on loans held by the Company were $7,567 and $225 for the six months ended June 30, 2018 and 2017, respectively.

When an impaired loan is collateral dependent, the Company charges-off the difference between the recorded investment in the loan and the appraised value less cost to sell. A discount for estimated costs to dispose of the asset and overall marketability is used when estimating the amount of impairment.

A summary of the classes with impaired loans at June 30, 2018 and December 31, 2017, respectively, is set forth below:

	June 30, 2018
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Total C&I	$29,469	$—	$—	$29,469
Commercial real estate	5,925	—	—	5,925
ADC	1,631	—	—	1,631
Residential mortgage	1,930	—	—	1,930
Total impaired loans measured at fair value	$38,955	$—	$—	$38,955

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

	December 31, 2017
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Total C&I	$114	$—	$—	$114
Commercial real estate	782	—	—	782
Total impaired loans measured at fair value	$896	$—	$—	$896

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

At June 30, 2018, the assumption for constant prepayment rates (“CPR”) ranged from 8.88 to 20.18, with a weighted average CPR of 9.51, and the assumption for market discount rate ranged from 9.56% to 20.00%, with a weighted average market discount rate of 9.92%. At December 31, 2017, the CPR assumption ranged from 9.79 to 16.76, with a weighted average CPR of 10.30, and the assumption for market discount rate ranged from 9.50% to 20.00%, with a weighted average market discount rate of 9.90%. The fair value of mortgage servicing rights at June 30, 2018 and December 31, 2017 was $9,838 and $10,363, respectively.

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

At June 30, 2018 and December 31, 2017, appraisals were discounted by 22.0%, which considers estimated costs to sell and overall marketability of the properties. OREO subject to non-recurring fair value measurement were $20,264 and $27,095 at June 30, 2018 and December 31, 2017, respectively. There were $363 and $1,293 of write-downs related to changes in fair value for OREO held by the Company during the six months ended June 30, 2018 and June 30, 2017, respectively.

Fair Value of Financial Instruments
Fair values for financial instruments must be estimated by management using techniques such as discounted cash flow analysis and comparison to similar instruments. These estimates are highly subjective and require judgments regarding significant matters, such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near-term changes. Fair values disclosed in accordance with ASC Topic 825 do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect possible tax ramifications or estimated transaction costs.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of June 30, 2018:

	June 30, 2018
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$445,189	$445,189	$—	$—
Securities available for sale	3,929,386	—	3,929,386	—
Securities held to maturity	2,859,860	—	2,788,581	—
Loans held for sale	30,626	—	30,626	—
Portfolio loans, net	20,588,467	—	—	20,462,877
Accrued interest receivable on securities	39,312	—	39,312	—
Accrued interest receivable on loans	63,783	—	—	63,783
FHLB stock and FRB stock	380,404	—	—	—
Swaps	5,951	—	5,951	—
Financial liabilities:
Non-maturity deposits	(18,393,371)	(18,393,371)	—	—
Certificates of deposit	(2,572,518)	—	(2,534,252)	—
FHLB borrowings	(5,067,492)	—	(5,043,137)	—
Other borrowings	(19,114)	—	(19,113)	—
Senior Notes	(278,103)	—	(276,697)	—
Subordinated Notes	(172,828)	—	(173,969)	—
Mortgage escrow funds	(130,629)	—	(125,655)	—
Accrued interest payable on deposits	(1,208)	—	(1,208)	—
Accrued interest payable on borrowings	(15,211)	—	(15,211)	—
Swaps	(17,640)	—	(17,640)	—

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

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of December 31, 2017:

	December 31, 2017
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$479,906	$479,906	$—	$—
Securities available for sale	3,612,072	—	3,612,072	—
Securities held to maturity	2,862,489	—	2,863,909	—
Loans held for sale	5,246	—	5,246	—
Portfolio loans, net	19,931,076	—	—	19,903,231
Accrued interest receivable on securities	34,652	—	34,652	—
Accrued interest receivable on loans	59,446	—	—	59,446
FHLB stock and FRB stock	284,112	—	—	—
Swaps	4,457	—	4,457	—
Financial liabilities:
Non-maturity deposits	(18,098,566)	(18,098,566)	—	—
Certificates of deposit	(2,439,638)	—	(2,412,495)	—
FHLB borrowings	(4,510,123)	—	(4,496,184)	—
Other borrowings	(30,162)	—	(30,160)	—
Senior Notes	(278,209)	—	(278,968)	—
Subordinated Notes	(172,716)	—	(179,619)	—
Mortgage escrow funds	(122,641)	—	(117,050)	—
Accrued interest payable on deposits	(1,103)	—	(1,103)	—
Accrued interest payable on borrowings	(9,649)	—	(9,649)	—
Swaps	(7,980)	—	(7,980)	—

(18) Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows as of the dates shown below:

	June 30,	December 31,
	2018	2017
Net unrealized holding loss on available for sale securities	$(132,465)	$(36,899)
Related income tax benefit	36,613	14,575
Available for sale securities, net of tax	(95,852)	(22,324)
Net unrealized holding loss on securities transferred to held to maturity	(3,966)	(4,426)
Related income tax benefit	1,096	1,748
Securities transferred to held to maturity, net of tax	(2,870)	(2,678)
Net unrealized holding loss on retirement plans	(1,188)	(1,924)
Related income tax benefit	329	760
Retirement plans, net of tax	(859)	(1,164)
Accumulated other comprehensive loss	$(99,581)	$(26,166)

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The following table presents the changes in each component of accumulated other comprehensive loss for the three months ended June 30, 2018 and 2017:

	Net unrealized holding (loss) gain on available for sale securities	Net unrealized holding (loss) gain on securities transferred to held to maturity	Net unrealized holding (loss) gain on retirement plans	Total
For the three months ended June 30, 2018
Balance beginning of the period	$(75,109)	$(3,034)	$(901)	$(79,044)
Other comprehensive loss before reclassification	(21,168)	—	—	(21,168)
Amounts reclassified from accumulated other comprehensive loss	425	164	42	631
Total other comprehensive (loss) income	(20,743)	164	42	(20,537)
Balance at end of period	$(95,852)	$(2,870)	$(859)	$(99,581)
For the three months ended June 30, 2017
Balance beginning of the period	$(19,904)	$(3,117)	$(700)	$(23,721)
Other comprehensive gain before reclassification	7,061	—	—	7,061
Amounts reclassified from accumulated other comprehensive loss	139	148	5	292
Total other comprehensive income	7,200	148	5	7,353
Balance at end of period	$(12,704)	$(2,969)	$(695)	$(16,368)
Location in consolidated income statements where reclassification from accumulated other comprehensive loss is included	Net loss on sale of securities	Interest income on securities	Other non-interest expense

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The following table presents the changes in each component of accumulated other comprehensive loss for the six months ended June 30, 2018 and 2017:

	Net unrealized holding (loss) gain on available for sale securities	Net unrealized holding (loss)gain on securities transferred to held to maturity	Net unrealized holding (loss) gain on retirement plans	Total
For the six months ended June 30, 2018
Balance beginning of the period	$(22,324)	$(2,678)	$(1,164)	$(26,166)
Reclassification of the stranded income tax effects from the enactment of the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive loss	(4,376)	(525)	(228)	(5,129)
Other comprehensive loss before reclassification	(74,998)	—	—	(74,998)
Amounts reclassified from accumulated other comprehensive loss	5,846	333	533	6,712
Total other comprehensive (loss) income	(73,528)	(192)	305	(73,415)
Balance at end of period	$(95,852)	$(2,870)	$(859)	$(99,581)
For the six months ended June 30, 2017
Balance beginning of the period	$(22,637)	$(3,264)	$(734)	$(26,635)
Other comprehensive gain before reclassification	9,780	—	—	9,780
Amounts reclassified from AOCI	153	295	39	487
Total other comprehensive income	9,933	295	39	10,267
Balance at end of period	$(12,704)	$(2,969)	$(695)	$(16,368)
Location in consolidated income statements where reclassification from AOCI is included	Net loss on sale of securities	Interest income on securities	Other non-interest expense

(19) Recently Issued Accounting Standards Not Yet Adopted

ASU 2016-02,“Leases (Topic 842).” ASU 2016-02 amends existing lease accounting guidance, including the requirement to recognize most lease arrangements on the balance sheet. The adoption of this standard will result in the Company recognizing a right-of-use asset representing its rights to use the underlying asset for the lease term with an offsetting lease liability. ASU 2016-02 is effective for the company on January 1, 2019. ASU 2016-02 requires a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company has aggregated a list of all leases, and if the standard would have been effective at June 30, 2018, it would not have had an impact on any borrowings or financial covenants that are relevant to the Company. Management estimates that the impact to the Bank’s and the Company’s regulatory capital ratios would be a decrease of approximately five to seven basis points, which would be due to an increase in total assets and risk-weighted assets, given our lease arrangements for financial centers and other locations.

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 amends current guidance on the impairment of financial instruments. ASU 2016-13 adds an impairment model known as the current expected credit loss (“CECL”) model that is based on expected losses rather than incurred losses. For the Company, the CECL model will apply mainly to held-to-maturity investment securities, loans and loan commitments. ASU 2016-13 will be effective for the Company for fiscal years beginning after December 15, 2019, and the Company is permitted to early adopt the new guidance for fiscal years beginning after December 15, 2018. ASU 2016-13 will significantly change the accounting for credit impairments. The new guidance will require the Company to modify current processes and systems for establishing the allowance for loan losses and OTTI to ensure they comply with the requirements of the new standard. The Company engaged a nationally recognized accounting firm to assist management in performing an implementation readiness assessment. The Company made significant progress since 2017 as disclosed in the 2017 Form 10-K. In 2018, we are focusing on several areas including mitigation of gaps in data, and we anticipate being in a position to test our CECL models and methodology by the end of the fourth quarter of 2018. The Company is unable to estimate the impact of adopting ASU 2016-13 at this time; however, it currently anticipates the allowance for loan losses will be

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

greater under the CECL model compared to the current incurred loss model and that the composition of the loan and securities portfolio, as well as the status of the economic environment, will be significant factors that impact the balance at date of adoption.

ASU 2017-08, “Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount as discounts continue to be amortized to maturity. ASU No. 2017-08 is effective for the Company on January 1, 2019. The guidance includes a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company currently anticipates that impact of adoption will not be significant to its financial statements.

ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. ASU 2017-12 will be effective for the Company on January 1, 2019 and is not currently expected to have a significant impact on the Company’s financial statements.

ASU 2018-05, "Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118" ASU 2018-05 amends the ASC Topic 740 to incorporate various SEC paragraphs pursuant to the issuance of SAB 118. SAB 118 addresses the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. See Note 10. “Income taxes.”

(20) Subsequent Event - Repayment of 5.50% Senior Notes

On July 2, 2018, which was the maturity date of the 5.50% Senior Notes, the Company repaid the Senior Notes in full with cash on hand.

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

The factors described herein in Part II. Item 1A. Risk Factors or otherwise described in our filings with the SEC, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations expressed in our forward-looking statements, including, but not limited to:

•	difficulties and delays in integrating our and Astoria’s businesses or fully realizing cost savings and other benefits, and business disruption following the Astoria Merger;

•	difficulties and delays in integrating Advantage Funding into our business and business disruption following the Advantage Funding Acquisition;

STERLING BANCORP AND SUBSIDIARIES

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

General
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

Tax equivalent adjustments are the result of increasing income from tax exempt securities by an amount equal to the federal taxes that would be paid if the income were fully taxable based on a 21.0% effective income tax rate for 2018, and a 35.0% effective income tax rate for 2017.

Dollar amounts in tables and the accompanying discussion that follows are stated in thousands, except for share and per share amounts and ratios.

Overview and Management Strategy
The Bank operates as a regional bank providing a broad offering of deposit, lending and wealth management products to commercial, consumer and municipal clients in our market area.

Our primary strategic objective is to drive positive operating leverage, which we believe will allow us to generate sustainable growth in revenues and earnings over time. We define operating leverage as the ratio of growth in adjusted total revenue divided by growth in adjusted total operating expenses (a reconciliation of non-GAAP financial measures is included beginning on page 68). To achieve this goal, we focus on the following initiatives:

•	Target specific “high value” client segments and geographic markets in which we have competitive advantages.

•	Deploy a single point of contact, relationship-based distribution strategy through our commercial banking teams and financial centers.

STERLING BANCORP AND SUBSIDIARIES

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

We deploy a team-based distribution strategy in which clients are served by a focused and experienced group of relationship managers who are responsible for all aspects of the client relationship and delivery of our products and services. While the Astoria Merger resulted in substantial growth in 2017, our commercial banking teams also generated significant organic originations of loans and deposits. As of June 30, 2018, we had 35 commercial banking teams and 121 full service financial centers. We currently anticipate that we will increase our number of commercial banking teams by three to five annually and will reduce our financial centers as we continue to execute our real estate and financial center consolidation strategy.

Recent Developments
On April 2, 2018, we completed the Advantage Funding Acquisition in an all cash transaction. Advantage Funding, formerly a wholly-owned subsidiary of Macquaire Bank Limited, was a leading provider of commercial vehicle and transportation financing services based in Lake Success, NY. At the acquisition date, Advantage Funding had total outstanding loans and leases of $457.6 million with a diversified client base across various industry sectors and geographic markets nationwide. Advantage Funding will be integrated into our established national equipment finance platform, which on a combined basis had $1.2 billion of loans and leases outstanding as of June 30, 2018.

Our earnings performance reached record levels in the second quarter of 2018, with GAAP net income available to common stockholders of $112,245, or $0.50 per diluted share, and adjusted net income available to common stockholders of $112,868, or $0.50 per diluted share. This represents growth of 164.7% in reported net income available to common stockholders and 154.2% in adjusted net income available to common stockholders, respectively, over the same period a year ago. The reported EPS growth was 61.3%, and the adjusted EPS growth was 51.5%, respectively, over the same period a year ago. Results for the second quarter of 2018 reflect the ongoing execution of our commercial banking strategy, the substantial progress we have made on the integration of the Astoria Merger, and our ability to execute opportunistic transactions such as the Advantage Funding Acquisition. In the second quarter of 2018, our reported operating efficiency ratio was 44.0% and our adjusted operating efficiency ratio, which reached a record low, was 38.3%. Our continued growth, diversification of our business and improved operating efficiency resulted in a reported return on average tangible assets of 1.54% and an adjusted return on average tangible assets of 1.55% and a reported return on average tangible common stockholders’ equity of 18.68% and an adjusted return on average tangible common stockholders’ equity of 18.79% in the second quarter of 2018. Adjusted net income available to common stockholders, adjusted diluted EPS, reported operating efficiency ratio and adjusted operating efficiency ratio adjusted return on average tangible assets and adjusted return on average tangible common stockholders’ equity are non-GAAP financial measures that are reconciled to our GAAP results beginning on page 68.

A significant component of our strategy includes repositioning our earning assets to create a more optimal balance sheet. As of June 30, 2018, our total loan portfolio was $20.7 billion, of which 22.5% consisted of residential mortgage loans, most of which we acquired in the Astoria Merger. The residential mortgage portfolio declined $402,231 in the first six months of 2018 and we anticipate it will continue to run-off at approximately $200 - $250 million per quarter. We intend to replace the run-off of residential loans with more diversified commercial loans originated through our commercial banking teams and our commercial finance business lines and through acquisitions. By the end of the fourth quarter of 2019, we are currently targeting a loan composition of approximately 45% C&I loans, which includes our traditional C&I and our commercial finance business lines, 45% commercial real estate loans, which includes multi-family and ADC loans, and 10% residential mortgage and consumer loans, which includes HELOCs and other personal loans. To accelerate the transition of our loan portfolio, we will continue to evaluate potential acquisitions of commercial finance loan portfolios and other assets that meet our risk-adjusted return criteria, similar to the acquisition of Advantage Funding Acquisition.  As these opportunities arise, we may reduce the proportion of our earning assets

STERLING BANCORP AND SUBSIDIARIES

which are currently allocated to investment securities. As of June 30, 2018, our investment securities represented 21.6% of our total earning assets, which is within our target of 20-22% of total earning assets.

As mentioned above, we have made significant progress in the integration of the employees, systems and facilities that we acquired and assumed in the Astoria Merger. As we previously announced, we intend to consolidate between 25 to 30 financial centers through the fourth quarter of 2019. In the first six months of 2018, we consolidated seven financial centers, which reduced our total number of financial centers to 121, and have announced the consolidation of ten additional financial centers in the second half of 2018. In addition, we are also executing a back-office real estate consolidation strategy, and, in the second quarter, we completed the sale of Astoria’s headquarters facility located in Lake Success, NY, and consolidated an additional back-office location in Long Island. We will reinvest a portion of the operating expense savings generated by these consolidations and reduction in our real estate footprint into hiring three to five additional commercial banking teams and our ongoing investment in risk management systems and personnel. We currently anticipate achieving an annual operating expense run-rate, excluding the impact of amortization of intangible assets, of approximately $425.0 million for the full year 2018 and an operating leverage ratio of 2 - 3x. Comparing our results in the second quarter of 2018 to the same quarter a year ago, we generated positive operating leverage of 2.9x, which is on the high end of our targeted range. We anticipate that our ability to generate positive operating leverage will allow us to improve profitability and growth in earnings and EPS.

Critical Accounting Policies
Our accounting and reporting policies are prepared in accordance with GAAP and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates. We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain; and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting policies related to the allowance for loan losses, business combinations, goodwill, trade names and other intangible assets, and deferred income taxes are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. For additional information regarding critical accounting policies, refer to Note 1. “Basis of Financial Statement Presentation” in the notes to consolidated financial statements included elsewhere in this report and the sections captioned “Critical Accounting Policies” and “Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2017 Form 10-K. There have been no significant changes in our application of critical accounting policies for the six months ended June 30, 2018.

Financial Impact of Recent Acquisitions
The balances of Astoria were included in our balance sheet as of October 2, 2017, and the operating results of Astoria were included in our results of operations from that day forward.

The balances of Advantage Funding were included in our balance sheet as of April 2, 2018, and the operating results of Advantage Funding were included in our results of operations from that day forward.

Selected financial condition data, statement of operations data, per share data, performance ratios, capital ratios, and asset quality data and ratios for the comparable periods are presented as follows:

STERLING BANCORP AND SUBSIDIARIES

	At or for the three months ended June 30,		At or for the six months ended June 30,
	2018	2017	2018	2017
End of period balances:
Total securities	$6,789,246	$3,552,176	$6,789,246	$3,552,176
Portfolio loans	20,674,493	10,232,317	20,674,493	10,232,317
Total assets	31,463,077	15,376,676	31,463,077	15,376,676
Non-interest bearing deposits	4,153,701	3,311,860	4,153,701	3,311,860
Interest bearing deposits	16,812,188	7,190,850	16,812,188	7,190,850
Total deposits	20,965,889	10,502,710	20,965,889	10,502,710
Borrowings	5,537,537	2,661,838	5,537,537	2,661,838
Stockholders’ equity	4,352,735	1,931,383	4,352,735	1,931,383
Tangible common equity[1]	2,459,489	1,172,899	2,459,489	1,172,899
Average balances:
Total securities	$6,751,528	$3,434,535	$6,677,264	$3,354,541
Total loans[2]	20,339,964	9,786,423	19,989,877	9,535,365
Total assets	30,994,904	14,704,793	30,509,306	14,366,494
Non-interest bearing deposits	3,960,683	3,185,506	3,965,852	3,181,500
Interest bearing deposits	16,807,986	7,099,843	16,762,778	7,054,756
Total deposits and mortgage escrow	20,768,669	10,285,349	20,728,630	10,236,256
Borrowings	5,432,582	2,313,992	5,017,548	2,058,020
Stockholders’ equity	4,305,928	1,913,933	4,275,097	1,891,633
Tangible common stockholders’ equity[1]	2,409,674	1,154,086	2,391,846	1,130,678
Selected operating data:
Total interest and dividend income	$304,906	$134,263	$586,251	$260,263
Total interest expense	58,690	21,005	105,667	38,215
Net interest income	246,216	113,258	480,584	222,048
Provision for loan losses	13,000	4,500	26,000	9,000
Net interest income after provision for loan losses	233,216	108,758	454,584	213,048
Total non-interest income	37,868	13,618	56,575	26,454
Total non-interest expense	124,928	59,657	236,675	120,007
Income before income tax expense	146,156	62,719	274,484	119,495
Income tax expense	31,915	20,319	61,371	38,028
Net income	$114,241	$42,400	$213,113	$81,467
Per share data:
Reported basic EPS (GAAP)	$0.50	$0.31	$0.93	$0.60
Reported diluted EPS (GAAP)	0.50	0.31	0.93	0.60
Adjusted diluted EPS[1] (non-GAAP)	0.50	0.33	0.95	0.63
Dividends declared per common share	0.07	0.07	0.14	0.14
Book value per share	18.69	14.24	18.69	14.24
Tangible book value per common share[1]	10.91	8.65	10.91	8.65
See legend on following page.

STERLING BANCORP AND SUBSIDIARIES

	At or for the three months ended June 30,		At or for the six months ended June 30,
	2018	2017	2018	2017
Common shares outstanding:
Shares outstanding at period end	225,470,254	135,658,226	225,470,254	135,658,226
Weighted average shares basic	225,084,232	135,317,866	224,908,436	135,241,034
Weighted average shares diluted	225,621,856	135,922,897	225,444,579	135,867,861
Other data:
Full time equivalent employees at period end	2,037	997	2,037	997
Financial centers at period end	121	40	121	40
Performance ratios:
Return on average assets	1.45%	1.16%	1.38%	1.14%
Return on average equity	10.46	8.89	9.86	8.68
Reported return on average tangible assets[1]	1.54	1.22	1.47	1.21
Adjusted return on average tangible assets[1]	1.55	1.28	1.51	1.27
Reported return on average TCE[1]	18.68	14.74	17.63	14.53
Adjusted return on average TCE[1]	18.79	15.43	18.11	15.31
Reported operating efficiency[1]	44.0	47.0	44.1	48.3
Adjusted operating efficiency[1]	38.3	42.0	39.2	42.8
Net interest margin-GAAP	3.56	3.35	3.55	3.39
Net interest margin-tax equivalent[3]	3.62	3.47	3.61	3.51
Capital ratios (Company):
Tier 1 leverage ratio	9.32%	8.73%	9.32%	8.73%
Common equity Tier 1 capital ratio	12.32	8.73	12.32	8.73
Tier 1 risk-based capital ratio	12.98	10.46	12.98	10.46
Total risk-based capital ratio	14.06	12.38	14.06	12.38
Tangible equity to tangible assets	8.75	8.02	8.75	8.02
Tangible common equity to tangible assets[1]	8.28	8.02	8.28	8.02
Regulatory capital ratios (Bank):
Tier 1 leverage ratio	9.84%	8.89%	9.84%	8.89%
Tier 1 risk-based capital ratio and common equity Tier 1 capital ratio	13.71	10.64	13.71	10.64
Total risk-based capital ratio	14.94	12.73	14.94	12.73
Asset quality data and ratios:
Allowance for loan losses	$86,026	$70,151	$86,026	$70,151
Non-performing loans (“NPLs”)	190,975	71,351	190,975	71,351
Non-performing assets (“NPAs”)	211,239	81,549	211,239	81,549
Net charge-offs	9,066	1,288	17,881	2,471
NPAs to total assets	0.67%	0.53%	0.67%	0.53%
NPLs to total loans[4]	0.92	0.70	0.92	0.70
Allowance for loan losses to non-performing loans	45.05	98.32	45.05	98.32
Allowance for loan losses to total loans[4]	0.42	0.69	0.42	0.69
Annualized net charge-offs to average loans	0.18	0.05	0.18	0.03
_________________________
1 See a reconciliation of as reported financial measures to as adjusted (non-GAAP) financial measures beginning on page 68 below under the caption “Supplemental Reporting of Non-GAAP Financial Measures.” TCE represents tangible common stockholders’ equity.

[2]	Includes loans held for sale but excludes the allowance for loan losses.
3 Tax equivalent basis represents interest income earned on municipal securities divided by the applicable Federal tax rate of 21% for 2018 and 35% for 2017.
4 Total loans excludes loans held for sale.

STERLING BANCORP AND SUBSIDIARIES

Results of Operations
For the three months ended June 30, 2018, we reported net income available to common stockholders of $112,245, or $0.50 per diluted common share, compared to net income available to common stockholders of $42,400, or $0.31 per diluted common share, for the three months ended June 30, 2017. The change in our results between the periods was mainly due to the following:

•	the closing of the Astoria Merger on October 2, 2017;

•	loans and deposits originated by our commercial banking teams and financial centers; and

•	the closing of the Advantage Funding Acquisition on April 2, 2018

For the six months ended June 30, 2018, we reported net income available to common stockholders of $209,118, or $0.93 per diluted common share, compared to net income available to common stockholders of $81,467, or $0.60 per diluted common share, for the six months ended June 30, 2017. The change in our results between the periods was mainly due to the same factors as discussed above.

Details of the changes in the various components of net income available to common stockholders are further discussed below.

Net Interest Income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 86.7% and 89.3% of total revenue in the three months ended June 30, 2018 and 2017, respectively. Net interest margin is the ratio of taxable equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest bearing liabilities impact net interest income and net interest margin.

We are primarily funded by core deposits. Given our greater proportion of certificates of deposit after the Astoria Merger, we modified our definition of cored deposits to include certificates of deposit in the first quarter of 2018. Core deposits include retail, commercial and municipal transaction, money market and savings accounts and certificates of deposit and exclude brokered deposits except for reciprocal brokered deposits through the Promontory Interfinancial Network, including Insured Cash Sweep (“ICS”) and CDAR balances. As of June 30, 2018, we considered 94.8% of our total deposits to be core deposits compared to 91.3% at June 30, 2017. Non-interest bearing demand deposits were $4,153,701 of our total deposits at June 30, 2018, compared to $3,311,860 at June 30, 2017. We believe that our low cost deposit funding base, combined with the continued transition of our loan portfolio and earning assets, will have a positive impact on our net interest income and net interest margin over time in a scenario in which market interest rates continue to increase.

The following tables set forth average balance sheets, interest, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended June 30,
	2018			2017
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
Traditional C&I and commercial finance loans	$5,846,588	$78,004	5.35%	$4,172,795	$52,580	5.05%
Commercial real estate (includes multi-family)	9,100,098	107,930	4.76	4,396,281	45,930	4.19
ADC	247,500	3,430	5.56	251,404	3,317	5.29
Commercial loans	15,194,186	189,364	5.00	8,820,480	101,827	4.63
Consumer loans	344,183	5,114	5.96	268,502	3,073	4.59
Residential mortgage loans	4,801,595	59,775	4.98	697,441	6,940	3.98
Total net loans[1]	20,339,964	254,253	5.01	9,786,423	111,840	4.58
Securities taxable	4,130,949	29,031	2.82	2,142,168	13,113	2.46
Securities tax exempt	2,620,579	19,497	2.98	1,292,367	11,986	3.71
Interest earning deposits	292,862	784	1.07	195,004	302	0.62
FRB and FHLB stock	373,026	5,435	5.84	146,891	1,217	3.32
Total securities and other earning assets	7,417,416	54,747	2.96	3,776,430	26,618	2.83
Total interest earning assets	27,757,380	309,000	4.47	13,562,853	138,458	4.09
Non-interest earning assets	3,237,524			1,141,940
Total assets	$30,994,904			$14,704,793
Interest bearing liabilities:
Interest bearing demand deposits	$4,024,972	$6,928	0.69%	$1,973,498	$2,944	0.60%
Savings deposits[2]	2,916,755	1,472	0.20	816,092	931	0.46
Money market deposits	7,337,904	12,869	0.70	3,725,257	5,510	0.59
Certificates of deposit	2,528,355	7,195	1.14	584,996	1,520	1.04
Total interest bearing deposits	16,807,986	28,464	0.68	7,099,843	10,905	0.62
Senior Notes	278,128	2,787	4.01	76,580	1,142	5.98
Other borrowings	4,981,663	25,086	2.02	2,064,840	6,608	1.28
Subordinated Notes	172,791	2,353	5.45	172,572	2,350	5.45
Total borrowings	5,432,582	30,226	2.23	2,313,992	10,100	1.75
Total interest bearing liabilities	22,240,568	58,690	1.06	9,413,835	21,005	0.89
Non-interest bearing deposits	3,960,683			3,185,506
Other non-interest bearing liabilities	487,725			191,519
Total liabilities	26,688,976			12,790,860
Stockholders’ equity	4,305,928			1,913,933
Total liabilities and stockholders’ equity	$30,994,904			$14,704,793
Net interest rate spread[3]			3.41%			3.20%
Net interest earning assets[4]	$5,516,812			$4,149,018
Net interest margin - tax equivalent		250,310	3.62%		117,453	3.47%
Less tax equivalent adjustment		(4,094)			(4,195)
Net interest income		$246,216			$113,258
Ratio of interest earning assets to interest bearing liabilities	124.8%			144.1%
See legend on following page.

STERLING BANCORP AND SUBSIDIARIES

	For the six months ended June 30,
	2018			2017
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
Traditional C&I and commercial finance loans	$5,425,867	$138,880	5.16%	$4,023,062	100,817	5.05%
Commercial real estate (includes multi-family)	9,064,670	211,211	4.70	4,294,117	89,116	4.19
ADC	257,513	7,101	5.56	244,466	6,442	5.31
Commercial loans	14,748,050	357,192	4.88	8,561,645	196,375	4.63
Consumer loans	352,919	9,523	5.44	274,542	6,204	4.56
Residential mortgage loans	4,888,908	122,154	5.00	699,178	13,831	3.96
Total net loans[1]	19,989,877	488,869	4.93	9,535,365	216,410	4.58
Securities taxable	4,064,614	56,092	2.78	2,079,807	25,395	2.46
Securities tax exempt	2,612,650	38,879	2.98	1,274,734	23,706	3.72
Interest earning deposits	299,032	1,611	1.09	201,780	556	0.56
FRB and FHLB stock	332,029	8,965	5.44	135,312	2,493	3.72
Total securities and other earning assets	7,308,325	105,547	2.91	3,691,633	52,150	2.85
Total interest earning assets	27,298,202	594,416	4.39	13,226,998	268,560	4.09
Non-interest earning assets	3,211,104			1,139,496
Total assets	$30,509,306			$14,366,494
Interest bearing liabilities:
Interest bearing demand deposits	$3,983,590	$12,552	0.64%	$1,961,979	$5,245	0.54%
Savings deposits[2]	2,917,188	3,022	0.21	806,791	1,816	0.45
Money market deposits	7,365,466	23,781	0.65	3,703,729	10,454	0.57
Certificates of deposit	2,496,534	13,316	1.08	582,257	2,898	1.00
Total interest bearing deposits	16,762,778	52,671	0.63	7,054,756	20,413	0.58
Senior Notes	278,154	5,527	4.01	76,539	2,283	6.02
Other borrowings	4,566,631	42,763	1.89	1,808,933	10,819	1.21
Subordinated Notes	172,763	4,706	5.45	172,548	4,700	5.49
Total borrowings	5,017,548	52,996	2.13	2,058,020	17,802	1.74
Total interest bearing liabilities	21,780,326	105,667	0.98	9,112,776	38,215	0.85
Non-interest bearing deposits	3,965,852			3,181,500
Other non-interest bearing liabilities	488,031			180,585
Total liabilities	26,234,209			12,474,861
Stockholders’ equity	4,275,097			1,891,633
Total liabilities and stockholders’ equity	$30,509,306			$14,366,494
Net interest rate spread[3]			3.41%			3.24%
Net interest earning assets[4]	$5,517,876			$4,114,222
Net interest margin - tax equivalent		488,749	3.61%		230,345	3.51%
Less tax equivalent adjustment		(8,165)			(8,297)
Net interest income		$480,584			$222,048
Ratio of interest earning assets to interest bearing liabilities	125.3%			145.1%

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

	For the three months ended June 30,
	2018 vs 2017
	Increase (Decrease) due to		Total increase
	Volume	Rate	(decrease)
Interest earning assets:
Traditional C&I and commercial finance loans	$22,145	$3,280	$25,425
Commercial real estate (includes multi-family)	55,006	6,994	62,000
ADC	(52)	165	113
Commercial loans	77,099	10,439	87,538
Consumer loans	991	1,050	2,041
Residential mortgage loans	50,671	2,164	52,835
Total loans	128,761	13,653	142,414
Securities taxable	13,750	2,168	15,918
Securities tax exempt	10,252	(2,741)	7,511
Interest earning deposits	197	285	482
FRB and FHLB stock	2,825	1,393	4,218
Total interest earning assets	155,785	14,758	170,543
Interest bearing liabilities:
Interest bearing demand deposits	3,481	503	3,984
Savings deposits[1]	1,311	(770)	541
Money market deposits	6,172	1,187	7,359
Certificates of deposit	5,515	160	5,675
Total interest bearing deposits	16,479	1,080	17,559
Senior Notes	2,128	(483)	1,645
Other borrowings	13,190	5,288	18,478
Subordinated Notes	3	—	3
Total borrowings	15,321	4,805	20,126
Total interest bearing liabilities	31,800	5,885	37,685
Change in tax equivalent net interest income	123,985	8,873	132,858
Less tax equivalent adjustment	3,619	(5,423)	(1,804)
Change in net interest income	$120,366	$14,296	$134,662

See legend on next page.

STERLING BANCORP AND SUBSIDIARIES

	For the six months ended June 30,
	2018 vs 2017
	Increase (Decrease) due to		Total increase
	Volume	Rate	(decrease)
Interest earning assets:
Traditional C&I and commercial finance loans	$35,826	$2,237	$38,063
Commercial real estate (includes multi-family)	110,039	12,056	122,095
ADC	350	309	659
Commercial loans	146,215	14,602	160,817
Consumer loans	1,980	1,339	3,319
Residential mortgage loans	103,775	4,548	108,323
Total loans	251,970	20,489	272,459
Securities taxable	27,015	3,682	30,697
Securities tax exempt	20,621	(5,448)	15,173
Interest earning deposits	356	699	1,055
FRB and FHLB stock	4,910	1,562	6,472
Total interest earning assets	304,872	20,984	325,856
Interest bearing liabilities:
Interest bearing demand deposits	6,194	1,113	7,307
Savings deposits[1]	2,597	(1,391)	1,206
Money market deposits	11,671	1,656	13,327
Certificates of deposit	10,171	247	10,418
Total interest bearing deposits	30,633	1,625	32,258
Senior Notes	4,236	(992)	3,244
Other borrowings	23,325	8,619	31,944
Subordinated Notes	6	—	6
Total borrowings	27,567	7,627	35,194
Total interest bearing liabilities	58,200	9,252	67,452
Change in tax equivalent net interest income	246,672	11,732	258,404
Less tax equivalent adjustment	5,663	(5,795)	(132)
Change in net interest income	$241,009	$17,527	$258,536
__________________
1 Includes club accounts and interest bearing mortgage escrow balances.

Tax equivalent net interest income increased $132,858 to $250,310 for the three months ended June 30, 2018, compared to $117,453 for the three months ended June 30, 2017. The increase was mainly due to an increase in average interest earning assets of $14,194,527, or 104.7%, due to the Astoria Merger, organic originations of loans and deposits and the Advantage Funding Acquisition. Also contributing to the increase in net interest income was an increase in accretion income on acquired loans, which was $28,010 for the three months ended June 30, 2018 compared to $2,888 for the three months ended June 30, 2017. The tax equivalent net interest margin increased 15 basis points to 3.62% from 3.47% in the second quarter of 2017. The yield on interest earning assets was 4.47% compared to 4.09% for the three months ended June 30, 2017, which was mainly due to the increase in accretion income on acquired loans. The percentage of loans to average earning assets increased to 73.3% from 72.2% for the three months ended June 30, 2017. The cost of interest bearing liabilities increased to 1.06% for the three months ended June 30, 2018 compared to 0.89% for the three months ended June 30, 2017, which was due mainly to higher interest rates paid on deposits and borrowings due to increases in market interest rates.

Tax equivalent net interest income increased $258,404 to $488,749 for the six months ended June 30, 2018, compared to
$230,345 for the six months ended June 30, 2017. The increase was mainly due to an increase in average interest earning assets of $14,071,204, or 106.4%. The increase was mainly due to the Astoria Merger, organic growth and the Advantage Funding Acquisition. The tax equivalent net interest margin increased 10 basis points to 3.61% for the six months ended June 30, 2018 from

STERLING BANCORP AND SUBSIDIARIES

3.51% in the six months ended June 30, 2017. The increase was mainly due to additional accretion income on acquired loans. Accretion income was $58,350 for the six months ended June 30, 2018 compared to $6,370 for the six months ended June 30, 2017. The yield on interest earning assets was 4.39% compared to 4.09% for the six months ended June 30, 2017, which was mainly due to the increase in accretion income on acquired loans. The percentage of loans to average earning assets increased to 73.2% from 72.1% for the six months ended June 30, 2017.The cost of interest bearing liabilities increased to 0.98% for the six months ended June 30, 2018 compared to 0.85% for the six months ended June 30, 2017, mainly due to increases in market interest rates between the periods.

The average balance of loans outstanding increased $10,553,541, or 107.8%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The increase was mainly due to the Astoria Merger, organic growth generated by our commercial banking teams and the Advantage Funding acquisition. The average yield on loans was 5.01% compared to 4.58% in the comparable year ago period. The increase in the yield on loans was mainly due to the increase in accretion income on acquired loans.

The average balance of loans outstanding increased $10,454,512, or 109.6%, in the six months ended June 30, 2018, compared to the six months ended June 30, 2017. Loans accounted for 73.2% of average interest earning assets in the six months ended June 30, 2018, compared to 72.1% in the comparable year ago period. The increase was mainly due to the Astoria Merger, organic growth generated by our commercial banking teams and the Advantage Funding acquisition. The average yield on loans was 4.93% in the six months ended June 30, 2018 compared to 4.58% in the comparable year ago period. The increase was mainly due to the increase in accretion income on acquired loans.

Interest income on traditional C&I and commercial finance loans increased $25,425 and was $78,004 for the three months ended June 30, 2018 compared to $52,580. This increase was mainly due to organic loan growth and the Advantage Funding Acquisition. The yield on traditional C&I and commercial finance loans increased to 5.35% compared to 5.05% for the three months ended June 30, 2017. The increase in yield was mainly due to repricing of floating rate loans to higher levels given increases in interest rates.

Interest income on traditional C&I and commercial finance loans increased $38,063 and was $138,880 in the six months ended June 30, 2018 compared to $100,817. This increase was mainly due to organic loan growth and the Advantage Funding Acquisition. The yield on traditional C&I and commercial finance loans increased to 5.16% compared to 5.05% in the six months ended June 30, 2017. The increase in yield was mainly due to repricing of floating rate loans to higher levels given increases in interest rates.

Interest income on commercial real estate loans and multi-family loans increased $62,000 to $107,930 for the three months ended June 30, 2018 compared to $45,930. The increase was mainly due to loans acquired in the Astoria Merger. The yield on commercial real estate and multi-family loans was 4.76% compared to 4.19% for the three months ended June 30, 2017. The increase in yield was mainly due to an increase of $13,240 in accretion income on acquired commercial real estate and multi-family loans.

Interest income on commercial real estate loans and multi-family loans increased $122,095 to $211,211 in the six months ended June 30, 2018 compared to $89,116. The increase was mainly due to loans acquired in the Astoria Merger. The yield on commercial real estate and multi-family loans was 4.70% compared to 4.19% in the six months ended June 30, 2017. The increase in yield was mainly due to an increase of $25,488 in accretion income on acquired commercial real estate and multi-family loans.

Interest income on residential mortgage loans increased $52,835 to $59,775 for the three months ended June 30, 2018 compared to $6,940. The increase was mainly due to the Astoria Merger, which resulted in an increase of $4,104,154 in the average balance of residential mortgage loans. In addition, the yield on residential mortgage loans increased to 4.98% compared to 3.98% for the three months ended June 30, 2017 due mainly to the increase of accretion income on acquired residential mortgage loans of $12,122.

Interest income on residential mortgage loans increased $108,323 to $122,154 in the six months ended June 30, 2018 compared to $13,831. The increase was mainly due to the Astoria Merger, which resulted in an increase of $4,189,730 in the average balance of residential mortgage loans. In addition, the yield on residential mortgage loans increased to 5.00% compared to 3.96% for the six months ended June 30, 2017 due mainly to the increase of accretion income on acquired residential mortgage loans of $27,120.

Tax equivalent interest income on securities increased $23,429 to $48,528 for the three months ended June 30, 2018, compared to $25,099. This was mainly the result of an increase of $3,316,993 in the average balance of securities between the periods. The tax equivalent yield on investment securities decreased five basis points to 2.88%. This was mainly due to the change in the federal income tax rate as a result of the Tax Cuts and Jobs Act of 2017 as the tax equivalent adjustment assumed a 35% federal tax rate in 2017 compared to a 21% federal tax rate in 2018. Average balance of tax exempt securities grew to $2.6 billion, compared to $1.3 billion in the second quarter of 2017.

STERLING BANCORP AND SUBSIDIARIES

Tax equivalent interest income on securities increased $45,870 to $94,971 in the six months ended June 30, 2018, compared to $49,101. This was mainly the result of an increase of $3,322,723 in the average balance of securities between the periods. The tax equivalent yield on securities was 2.87% in the six months ended June 30, 2018, compared to 2.95% in the six months ended June 30, 2017. The decrease in tax equivalent yield on securities was due to the same factors that impacted the yield for the three months ended June 30, 2018.

Average deposits increased $10,483,320 to $20,768,669 in the three months ended June 30, 2018, compared to $10,285,349. Average interest bearing deposits increased $9,708,143 compared to the second quarter of 2017. Average non-interest bearing deposits increased to $3,965,852 in the three months ended June 30, 2018, compared to 3,185,506 in the three months ended June 30, 2017. The average cost of interest bearing deposits was 0.68% compared to 0.62% in the second quarter of 2017. The average cost of total deposits was 0.55% compared to 0.43% in the second quarter of 2017. The increase in the cost of deposits was mainly due to the increase in market interest rates, and to competition in our market.

Average deposits increased $10,492,374 and were $20,728,630 in the six months ended June 30, 2018, compared to $10,236,256. Average interest bearing deposits increased $9,708,022 in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Average non-interest bearing deposits increased $784,352 and were $3,960,683 in the six months ended June 30, 2018, compared to $3,181,500 in the six months ended June 30, 2017. These increases were mainly due to the Astoria Merger and organic growth generated by our commercial banking teams and financial centers. The average cost of interest bearing deposits was 0.63% in the six months ended June 30, 2018 compared to 0.58% in the six months ended June 30, 2017. The average cost of total deposits was 0.51% in the six months ended June 30, 2018 compared to 0.40% in the six months ended June 30, 2017. The increase in the cost of deposits was mainly due to the same factors as the increase in the cost of deposits for the three-month period.

Average borrowings increased $3,118,590 to $5,432,582 in the three months ended June 30, 2018, compared to $2,313,992 in the same period a year ago. The increase in average borrowings was mainly used to fund the increase in average earning assets, including growth in loans and investment securities. The average cost of borrowings was 2.23% for the second quarter of 2018, compared to 1.75% for the second quarter of 2017. Market interest rates for borrowings have increased in the last 12 months, which was the main factor contributing to the increase in total the cost of borrowings.

Average borrowings increased $2,959,528 to $5,017,548 in the six months ended June 30, 2018, compared to $2,058,020 in the same period a year ago. The increase in average borrowings was mainly used to fund the increase in average loan balances and investment securities. The average cost of borrowings was 2.13% for the six months ended June 30, 2018 compared to 1.74% in the six months ended June 30, 2017. The increase was mainly due to the same factors as the increase for the three month period.

Provision for Loan Losses. The provision for loan losses is determined as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level that is our best estimate of probable incurred credit losses inherent in the outstanding loan portfolio. For the three months ended June 30, 2018 and June 30, 2017, the provision for loan losses was $13,000 and $4,500, respectively. For the six months ended June 30, 2018, the provision for loan losses was $26,000 compared to $9,000 for the six months ended June 30, 2017. See the section captioned “Delinquent Loans, Troubled Debt Restructuring, Impaired Loans, Other Real Estate Owned and Classified Assets - Provision for Loan Losses” later in this discussion for further analysis of the provision for loan losses.

Non-interest income. The components of non-interest income were as follows for the periods presented below:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Deposit fees and service charges	$6,985	$3,249	$13,988	$6,584
Accounts receivable management / factoring commissions and other related fees	5,337	4,137	10,696	7,906
Bank owned life insurance	4,243	1,652	7,857	3,022
Loan commissions and fees	4,566	2,836	7,973	5,823
Investment management fees	2,121	323	3,946	554
Net (loss) on sale of securities	(425)	(230)	(5,846)	(253)
Gain on sale of fixed assets	11,797	—	11,800	—
Other	3,244	1,651	6,161	2,818
Total non-interest income	$37,868	$13,618	$56,575	$26,454

STERLING BANCORP AND SUBSIDIARIES

Non-interest income was $37,868 for the three months ended June 30, 2018, compared to $13,618 in the same period a year ago. Included in non-interest income is net loss on sale of securities, which was $425 for the three months ended June 30, 2018, compared to $230 for the for the three months ended June 30, 2017. Net loss or gain on sale of securities is impacted significantly by changes in market interest rates and strategies we use to manage yield, liquidity and interest rate risk, and it is difficult to forecast the amount of net losses or gains consistently. In addition, we realized a gain on sale of fixed assets during the three months ended June 30, 2018 of $11,797 as we completed the sale of the Lake Success facility. When we analyze the results of our non-interest income, we exclude gains and losses on sales of securities and fixed assets. Excluding net loss on sale of securities and gain on sale of fixed assets, non-interest income was $26,496 compared to $13,848 for the second quarter of 2017. The increase was mainly due to the Astoria Merger.

For the six months ended June 30, 2018, total non-interest income was $56,575 compared to $26,454 for the same period a year ago. Included in non-interest income for the six months ended June 30, 2018 was $5,846 of net loss on sale of securities compared to net loss on sale of securities of $253 for the comparable year ago period. Gain on sale of fixed assets was $11,800 for the six months ended June 30, 2018. Excluding net loss on sale of securities and gain on sale of fixed assets, non-interest income was $50,624 for the six months ended June 30, 2018, compared to $26,707 for the six months ended June 30, 2017. The increase between the periods was mainly due to the Astoria Merger.

Our annualized run-rate of non-interest income excluding securities losses and gain on sale of fixed assets was $106,275 in the second quarter of 2018. Our goal for 2018 is to generate non-interest income excluding securities gains and losses of $100,000 to $110,000. We currently anticipate the main drivers of growth in non-interest income will be other loan fees, loan swap fees, syndication fees and deposit fees and service charges generated by commercial treasury management services. Additionally, we continue to evaluate potential acquisitions of commercial finance and other businesses that are also fee income generators. Changes in the components of non-interest income are discussed below.

Deposit fees and service charges were $6,985 for the second quarter of 2018, which represented a $3,736 increase compared to $3,249 for the same period a year ago. The increase in deposit fees and service charges is mainly due to the Astoria Merger. For the six months ended June 30, 2018, deposit fees and service charges were $13,988, which represented an increase of $7,404 compared to the same period a year ago, and was mainly due to the Astoria Merger.

Accounts receivable management / factoring commissions and other related fees represents fees generated in our factoring and payroll finance businesses. A portion of the fees generated in the factoring and payroll finance businesses are allocated to interest income on loans and the remainder is recognized as fee income. In our factored receivables business, we receive a nonrefundable factoring fee, which is generally a percentage of the factored receivables or sales volume, and is designed to compensate us for the bookkeeping and collection services provided and, if applicable, the credit review of the client’s customer and assumption of customer credit risk. In payroll finance, we provide outsourcing support services for clients in the temporary staffing industry. We generate fee income in exchange for providing full back-office, payroll, tax and accounting services to independently-owned temporary staffing companies. Total fee income in these businesses increased $1,200, or 29.0%, to $5,337 for the three months ended June 30, 2018, compared to $4,137 for the year ago period. The increase in fees between the periods is mainly due to a change in the allocation of total client revenue between interest income and fee income. Total revenue generated by factored receivables and payroll finance clients, including fee income and interest income, was $11,981 in the second quarter of 2018 compared to $10,635 in the second quarter of 2017, an increase of 12.7%. The increase in total revenues was mainly due to higher receivables volumes generated from payroll finance and factoring clients. Total fee income in these businesses increased to $10,696 for the six months ended June 30, 2018, compared to $7,906 for the same period a year ago. The increase in fees was mainly due to the revenue allocation change in 2018.

Bank owned life insurance (“BOLI”) income represents the change in the cash surrender value of life insurance policies owned by us. BOLI income was $4,243 for the second quarter of 2018, compared to $1,652 in the same period a year ago and $7,857 for the six months ended June 30, 2018, compared to $3,022 in the same period a year ago, respectively. The increase was mainly due to BOLI acquired in the Astoria Merger.

Loan commissions and fees income includes fees on lines of credit, loan servicing fees, syndication fees, collateral monitoring, and other loan related fees that are not included in interest income. Loan commissions and fees were $4,566 for the three months ended June 30, 2018 compared to $2,836 for the three months ended June 30, 2017 and $7,973 for the six months ended June 30, 2018 compared to $5,823 in the same period a year ago. The increase was mainly due to higher syndication fees and swap fees generated by our commercial banking teams.

Investment management fees represent fees from the sale of mutual funds, annuities and insurance commissions. These revenues were $2,121 in the second quarter of 2018 and $323 in the same period a year ago and were $3,946 for the first six months of 2018

STERLING BANCORP AND SUBSIDIARIES

compared to $554 in the same period a year ago. We have increased our revenues from the sale of mutual funds, and annuities and generated additional insurance agency commissions as a result of the Astoria Merger.

Net (loss) on sale of securities income represents net losses incurred on the sale of securities from our available for sale investment securities portfolio. We realized a net loss on sale of securities of $425 in the three months ended June 30, 2018 compared to $230 in the three months ended June 30, 2017. We realized a net loss on sale of securities of $5,846 for the six months ended June 30, 2018, compared to $253 for the same period a year ago. The loss on sale of securities in the six months ended June 30, 2018 was mainly due to the sale of $117,810 of available for sale securities, with proceeds used to fund a portion of the purchase of Advantage Funding.

Net gain on sale of fixed assets represents $11,797 of income we recognized from the sale of the Lake Success facility, which previously was Astoria’s headquarters. The sales price was $36,000, which we received in cash. The sale agreement included a lease-back feature, and we anticipate fully exiting the location in the first quarter of 2019.

Other non-interest income principally includes fees for loan swaps, safe deposit rentals and foreign exchange fees. Other non-interest income increased $1,593 to $3,244 for the second quarter of 2018 from $1,651 for the same period a year ago. The increase was mainly due to the Astoria Merger and higher volumes of loan swap originations. Other non-interest income was $6,161 for the six months ended June 30, 2018, compared to $2,818 for the six months ended June 30, 2017. The increase was due to the same factors as those discussed for the three-month period.

Non-interest expense. The components of non-interest expense were as follows for the periods presented below:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Compensation and benefits	$56,159	$31,394	$110,840	$62,785
Stock-based compensation plans	3,336	1,897	6,190	3,633
Occupancy and office operations	17,939	8,833	35,399	16,967
Information technology	9,997	2,421	21,713	4,890
Amortization of intangible assets	5,865	2,187	11,917	4,416
FDIC insurance and regulatory assessments	5,495	2,034	10,841	3,922
Other real estate owned (income) expense, net	(226)	112	138	1,788
Merger-related expense	—	1,766	—	4,893
Charge for asset write-downs, retention and severance	13,132	603	13,132	603
Other non-interest expense	13,231	8,410	26,505	16,110
Total non-interest expense	$124,928	$59,657	$236,675	$120,007

Non-interest expense for the three months ended June 30, 2018 was $124,928, a $65,271 increase compared to $59,657 for the three months ended June 30, 2017. For the six months ended June 30, 2018, non-interest expense was $236,675, an increase of $116,668 compared to $120,007 for the six months ended June 30, 2017. The increase between the periods was mainly due to the Astoria Merger. Our annualized run-rate of total non-interest expense excluding amortization of intangible assets was $424,888 in the second quarter of 2018. Our goal for 2018 is to achieve non-interest expense excluding amortization of intangibles of approximately $425,000. Changes in the components of non-interest expense are discussed below.

Compensation and benefits expense was $56,159 for the three months ended June 30, 2018, compared to $31,394 for the three months ended June 30, 2017. As of June 30, 2018, our full-time equivalent employees were 2,037 compared to 997 at June 30, 2017. For the six months ended June 30, 2018, compensation and employee benefits expense was $110,840 compared to $62,785 for the six months ended June 30, 2017. The increase in compensation and employee benefits for the three and six month periods was mainly due to the Astoria Merger and continued hiring of commercial bankers and risk management personnel.

STERLING BANCORP AND SUBSIDIARIES

Stock-based compensation plans expense was $3,336 in the second quarter of 2018, compared to $1,897 in the second quarter of 2017. The increase is due to a greater percentage of compensation paid to our executive management and senior personnel in stock awards to better align the interests of management and employees to those of our stockholders. For the six months ended June 30, 2018, stock-based compensation expense was $6,190 compared to $3,633 for the six months ended June 30, 2017, and the increase was due to the same factors discussed above. For additional information related to our employee benefit plans and stock-based compensation, see Note 11. “Stock-Based Compensation” in the notes to consolidated financial statements included elsewhere in this report.

Occupancy and office operations expense was $17,939 in the second quarter of 2018, compared to $8,833 in the second quarter of 2017. At June 30, 2018, we had 121 financial center locations, compared to 40 financial centers at June 30, 2017. For the six months ended June 30, 2018, occupancy and office operations expense was $35,399, compared to $16,967 for the six months ended June 30, 2017. The increase was mainly due to the Astoria Merger. We anticipate we will reduce our total number of financial centers over time. In the first six months of 2018, we consolidated seven financial centers, one back office facility, and completed the the sale of the Lake Success headquarters. We currently anticipate we will consolidate an additional 10 financial centers in the second half of 2018.

Information technology expense, which mainly includes the cost of our core operating system and contracted service and maintenance associated with other data processing systems, was $9,997 in the second quarter of 2018, compared to $2,421 in the second quarter of 2017. For the six months ended June 30, 2018, information technology expense was $21,713, compared to $4,890 for the six months ended June 30, 2017. The increase in information technology expense is mainly due to the Astoria Merger.

Amortization of intangible assets expense mainly includes amortization of core deposit intangible assets, customer lists and non-compete agreements. Amortization of intangible assets was $5,865 in the three months ended June 30, 2018, compared to $2,187 for the three months ended June 30, 2017. Amortization of intangible assets was $11,917 for the six months ended June 30, 2018, compared to $4,416 for the six months ended June 30, 2017. The increase in amortization expense was mainly due to amortization of the core deposit intangible assets recorded in the Astoria Merger. For additional information, see Note 6. “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included elsewhere in this report.

FDIC insurance and regulatory assessments expense was $5,495 for the second quarter of 2018, compared to $2,034 for the second quarter of 2017. The increase was mainly due to the Astoria Merger and organic growth in assets. FDIC insurance and regulatory assessments expense was $10,841 for the six months ended June 30, 2018, compared to $3,922 for the six months ended June 30, 2017. The increase in the six month period was due to the same factors as in the three-month period.

Other real estate owned (income) expense, net includes maintenance costs, taxes, insurance, write-downs (subsequent to any write-down at the time of foreclosure or transfer to OREO), and gains and losses from the disposition of OREO. OREO includes real estate assets that have been foreclosed and owned financial center locations that have been closed and are held for sale. OREO expense, net included the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
(Gain) on sale	$(811)	$(110)	$(1,283)	$(85)
Direct property write-downs	163	—	362	1,293
Rental income	(38)	(12)	(79)	(25)
Property tax	90	165	234	327
Other expenses	370	69	904	278
OREO (income) expense, net	$(226)	$112	$138	$1,788

OREO income, net was $226 for the three months ended June 30, 2018, compared to expense of $112 for the three months ended June 30, 2017. The improvement was mainly due to higher gains on sale of OREO properties. All OREO sales in the period were completed for cash and were not financed by the Bank. OREO expense, net was $138 for the six months ended June 30, 2018, compared to $1,788 for the six months ended June 30, 2017. In the six months ended June 30, 2017 we recorded a significant write-down on a residential property, which was subsequently sold during the year. The balance of OREO declined by $6,831 to $20,264 at June 30, 2018 compared to $27,095 at December 31, 2017.

STERLING BANCORP AND SUBSIDIARIES

Merger-related expense was $0 in the three and six months ended June 30, 2018, compared to $1,766 and $4,893 for the three and months ended June 30, 2017, respectively. Merger-related expense in 2017 included financial and legal advisory fees in connection with the Astoria Merger.

Charge for asset write-downs, severance and retention expense was $13,132 for the three and six months ended June 30, 2018 and was $603 for the three and six months ended June 30, 2017. In the three months ended June 30, 2018, we incurred a charge of $8,736 due to the consolidation and exit of one back office location which was related to the Astoria Merger. This impairment charge had been identified at the time of the closing of the Astoria Merger; however, the exit of the back office facility had not met the requirements to record the impairment charge until this reporting period. We anticipate this charge will be the final Astoria merger-related item; total charges and merger-related expense incurred in connection with the Astoria Merger were $152,475, which was below our initial estimate of $165,000 on the announcement date. The balance of the charge recorded in first six months of 2018 of $4,396 was related to the Advantage Funding Acquisition. The charge included professional fees, retention and severance, systems integration costs and an impairment of a lease assumed in the transaction. The charge incurred in 2017 was related to the consolidation of two financial centers.

Other non-interest expense mainly includes professional fees, advertising and promotion, communications and operational losses. Also included in other non-interest expense are loan processing expenses, taxes not included in income tax expense, travel and client entertainment, and training expense. For the three months ended June 30, 2018, other non-interest expense was $13,231, compared to $8,410 for the three months ended June 30, 2017, and was $26,505 for the six months ended June 30, 2018, compared to $16,110 for the same period a year ago. The increase was mainly related to the Astoria Merger. See Note 13. “Non-Interest Income and Other Non-Interest Expense” in the notes to the consolidated financial statements included elsewhere in this report for details on significant components.

Income tax expense was $31,915 for the three months ended June 30, 2018 compared to $20,319 for the three months ended June 30, 2017. Income tax expense for the second quarter of 2018 was recorded at an estimated effective tax rate of 22.5%; and, including our tax benefit associated with stock-based compensation plans of $62, our effective income tax rate decreased to 21.8%. Income tax expense for the second quarter of 2017 was recorded at an estimated effective tax rate of 32.5%; and, including the tax benefit associated with stock-based compensation plans of $64, our effective income tax rate was 32.4%.

Income tax expense was $61,371 for the six months ended June 30, 2018 and was $38,028 for the six months ended June 30, 2017, which represented an effective income tax rate of 22.4% and 31.8%, respectively. See Note 10. “Income Taxes” in the notes to the consolidated financial statements included elsewhere in this report for additional information.

STERLING BANCORP AND SUBSIDIARIES

Portfolio Loans
The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the periods indicated.

	June 30, 2018		December 31, 2017
	Amount	%	Amount	%
Commercial:
C&I:
Traditional C&I	$2,065,144	10.0%	$1,979,448	9.9%
Asset-based lending	790,177	3.8	797,570	4.0
Payroll finance	230,153	1.1	268,609	1.3
Warehouse lending	1,032,563	5.0	723,335	3.6
Factored receivables	225,814	1.1	220,551	1.1
Equipment financing	1,176,635	5.7	679,541	3.4
Public sector finance	768,197	3.7	637,767	3.2
Total C&I	6,288,683	30.4	5,306,821	26.5
Commercial mortgage:
Commercial real estate	4,225,662	20.4	4,138,864	20.7
Multi-family	4,935,098	23.9	4,859,555	24.3
ADC	236,915	1.1	282,792	1.4
Total commercial mortgage	9,397,675	45.4	9,281,211	46.4
Total commercial	15,686,358	75.9	14,588,032	72.9
Residential mortgage	4,652,501	22.5	5,054,732	25.3
Consumer	335,634	1.6	366,219	1.8
Total portfolio loans	20,674,493	100.0%	20,008,983	100.0%
Allowance for loan losses	(86,026)		(77,907)
Total portfolio loans, net	$20,588,467		$19,931,076
Note the percentages in the table above are rounded to the nearest tenth of a percent.

Overview. Total portfolio loans, net, increased $657,391, to $20,588,467 at June 30, 2018, compared to $19,931,076 at December 31, 2017, as total commercial loans increased $1,098,326 while residential loans decreased by $402,231, which is consistent with our strategy of transitioning our loan portfolio composition to reduce residential mortgage loans and increase commercial loans. The Advantage Funding Acquisition added $453,302 to the balance of equipment finance loans at June 30, 2018.

At June 30, 2018, total C&I loans comprised 30.4% of the total loan portfolio, compared to 26.5% at December 31, 2017. Commercial mortgage loans comprised 45.4% and 46.4% of the total loan portfolio at June 30, 2018 and December 31, 2017, respectively. Residential mortgage loans comprised 22.5% of the total loan portfolio at June 30, 2018, compared to 25.3% at December 31, 2017. Included in total C&I loans are commercial finance loan portfolios. Our goal, over time, is for our loan portfolio to consist of 20.0% traditional C&I; 25.0% commercial finance; 45.0% commercial real estate; and 10.0% consumer and residential mortgage.

In the six months ended June 30, 2018, equipment finance loans grew $497,094, which includes the Advantage Funding loans, warehouse lending grew $309,228, public sector finance loans grew $130,430, traditional C&I grew $85,696, and factored receivables grew $5,263 relative to December 31, 2017. These increases were partially offset by declines of $7,393 in asset-based lending and $38,456 in payroll finance loans. The increase in warehouse lending is due in part to seasonal factors and growth in the second quarter of 2018 from mortgage refinance activity. The decrease in payroll finance is consistent with performance in prior years, as this business line typically experiences seasonal highs in the second half of the year.

Commercial real estate loans increased $86,798 in the six months ended June 30, 2018. Multi-family loans grew $75,543 in the first six months of 2018. Demand for commercial real estate, including multi-family loans, in the greater New York metropolitan area continues to be strong; however, pricing is very competitive and our growth in these portfolios has been somewhat limited as we have maintained our underwriting and risk/return requirements.

STERLING BANCORP AND SUBSIDIARIES

ADC loans, which are a component of commercial mortgage loans, declined $45,877 in the six months ended June 30, 2018. The decrease was due to completion of construction projects, which resulted in the pay-off of a construction loan. We originate construction loans mainly to select clients, mostly within our immediate footprint. Many of our new ADC originations are associated with low income housing tax credits, which are related to our community reinvestment activities.

Residential loans were $4,652,501 at June 30, 2018 compared to $5,054,732 at December 31, 2017. Included in our residential mortgage portfolio are loans that were originated in 2010 or earlier that are interest-only adjustable rate mortgages (“ARM loans”) with terms of up to forty years, which have an initial fixed rate for five or seven years and convert into one year interest-only ARM loans at the end of the initial fixed rate period. Interest-only ARM loans require the borrower to pay interest only during the first ten years of the loan term, which typically results in a material increase in the borrower’s monthly payments upon conversion. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining term. There were $412,911 of interest-only loans and loans that converted to principal amortization status within the past 24 months at June 30, 2018 compared to $599,714 at December 31, 2017.

Delinquent Loans, Troubled Debt Restructuring, Impaired Loans, Other Real Estate Owned and Classified Assets
Past Due, Non-Performing Loans, Non-Performing Assets (Risk Elements). The table below sets forth the amounts and categories of our NPAs at the dates indicated. There were no asset-based lending, warehouse lending, factored receivables or public sector finance loans that were non-performing at such dates.

	June 30,	December 31,
	2018	2017
Non-accrual loans:
Traditional C&I	$33,216	$37,642
Payroll finance	236	—
Equipment financing	13,043	8,099
Commercial real estate	28,167	21,720
Multi-family	2,540	4,449
ADC	3,054	4,205
Residential mortgage	86,945	99,958
Consumer	11,425	10,284
Total non-accrual loans	178,626	186,357
Accruing loans past due 90 days or more	12,349	856
Total NPLs	190,975	187,213
OREO	20,264	27,095
Total NPAs	$211,239	$214,308
TDRs accruing and not included above	$26,140	$13,564
Ratios:
NPLs to total loans	0.92%	0.94%
NPAs to total assets	0.67	0.71

NPAs and NPLs. NPLs include non-accrual loans and accruing loans past due 90 days or more. NPAs include NPLs and OREO. At June 30, 2018, total NPLs increased $3,762 to $190,975 compared to $187,213 at December 31, 2017. Non-accrual loans were $178,626 and loans 90 days past due and still accruing interest which were well secured and in the process of collection were $12,349 as of June 30, 2018. Non-accrual loans declined $7,731 from $186,357 at December 31, 2017. The decline in non-accrual loans was mainly the result of charge-offs and loans transferred to OREO. Loans past due 90 days or more and still accruing increased $11,493 between the periods. This was mainly due to traditional C&I and commercial real estate loans that were in the process of being renewed that reached 90 days past due at June 30, 2018.

TDRs. TDRs still accruing interest income are loans modified for borrowers that have experienced financial difficulties but are performing in accordance with the terms of their loan and were performing prior to the modification. Loan modification concessions may include actions such as an extension of the maturity date or the lowering of interest rates and monthly payments. At June 30, 2018, accruing TDRs were $26,140 compared to $13,564 at December 31, 2017. The increase was the result of the designation of a taxi medallion relationship as TDR during the six months ended June 30, 2018. At June 30, 2018, the largest component of TDRs are taxi medallion loans, including a current asset-based lending TDR loan, and the majority of the traditional C&I non-accrual TDR loans (see “Taxi Medallion Loans” below). At December 31, 2017, performing TDR loans were mainly secured by real estate and non-accrual TDR included a taxi medallion relationship. Total TDRs were $61,783 at June 30, 2018, compared to $42,889 at

STERLING BANCORP AND SUBSIDIARIES

December 31, 2017, of which $35,643 were non-accrual and none were 90 days past due and accruing interest income at June 30, 2018. Total TDRs were $42,889 at December 31, 2017, of which $29,325 were non-accrual, none were 90 days past due and accruing interest income. The increase in non-accrual TDR was mainly the result of classification of another taxi medallion relationship as non-accrual when the loan was formally restructured as a TDR. TDR balances are detailed in the TDR section of Note 4. “Portfolio Loans” in the notes to the consolidated financial statements included elsewhere in this report. As of June 30, 2018, there were no commitments to lend additional funds to borrowers with loans that have been classified as TDRs.

OREO. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO until such time as it is sold. In addition, financial centers that were closed or consolidated that are held for sale are also classified as OREO. When real estate is transferred to OREO, it is recorded at fair value less costs to sell. If the fair value less cost to sell is less than the loan balance, the difference is charged against the allowance for loan losses. If the fair value of a financial center that we hold for sale is less than its prior carrying value, we recognize a charge included in other operating expense to reduce the recorded value of the investment to fair value, less costs to sell. After transfer to OREO, we regularly update the fair value of the properties. Subsequent declines in fair value are charged to current earnings and included in other non-interest expense as part of OREO expense. At June 30, 2018, we had OREO properties with a recorded balance of $20,264, compared to $27,095 at December 31, 2017. The decrease was due to $13,163 in sales and $363 of write-downs to reflect the estimated current sale value of the properties. This was partially offset by OREO additions of $6,695 in the period.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality, such as “substandard”, “doubtful”, or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets is not warranted and are charged-off. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as “special mention”. As of June 30, 2018, we had $119,718 of loans designated as “special mention” compared to $136,558 at December 31, 2017. The decrease in loans designated as “special mention” at June 30, 2018 compared to December 31, 2017 was mainly due to loans that repaid and loans that were reclassified as substandard.

Our determination as to the classification of our assets and the amount of our loan loss allowance are subject to review by our regulators, which can direct the charge-off of loans and order the establishment of additions to our allowance for loan losses. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets at June 30, 2018, classified assets consisted of loans of $252,696 and OREO of $20,264. Classified loans were $233,255 and OREO was $27,095 at December 31, 2017. The increase in classified loans in the six months ended June 30, 2018 was mainly due to a payroll finance loan and commercial real estate loans that were downgraded from special mention, which was partially offset by charge-offs and repayments.

Taxi Medallion Loans. At June 30, 2018, we had three taxi medallion relationships that totaled $42,010, or 0.20% of portfolio loans, compared to $45,976, or 0.23% of portfolio loans, at December 31, 2017. The decline in the balance between the periods of $3,966 was mainly due to partial charge-offs of $3,548, to reflect the decline in the value of collateral on two of our taxi medallion relationships, and repayments of $418. Our taxi medallion loans are collateralized by New York City taxi medallions, and other corporate and personal collateral of the borrowers. All taxi medallion relationships are classified as TDRs and as substandard loans, and two of the relationships are on non-accrual and totaled $29,430 at June 30, 2018, compared to $33,083 at December 31, 2017. The third relationship, which is a performing asset-based lending TDR, had a balance of $12,579 at June 30, 2018. We continue to closely monitor the collateral values, cash flows and performance of each of these loans and are working with our borrowers to reduce these outstanding balances.

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

The allowance for loan losses increased from $77,907 at December 31, 2017 to $86,026 at June 30, 2018, as the provision for loan losses exceeded net charge-offs by $3,934. The allowance for loan losses at June 30, 2018 represented 45.0% of non-performing loans and 0.42% of total portfolio loans. At December 31, 2017, the allowance for loan losses represented 41.6% of non-performing loans and 0.39% of total portfolio loans. Loans acquired in prior merger transactions and acquisitions were recorded with a fair value adjustment as of the acquisition date that included estimated lifetime credit losses and interest rate adjustments, among other factors (the “loan mark”). A substantial portion of portfolio loans covered by the loan mark continue to carry no allowance for loan losses. As a result, we believe our allowance for loan losses to portfolio loans may not be comparable to other banking entities that have not engaged in mergers and acquisitions.

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

	June 30, 2018			December 31, 2017
	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans
Traditional C&I	$18,075	$2,065,144	10.0%	$19,072	$1,979,448	9.9%
Asset-based lending	5,837	790,177	3.8	6,625	797,570	4.0
Payroll finance	1,658	230,153	1.1	1,565	268,609	1.3
Warehouse lending	2,787	1,032,563	5.0	3,705	723,335	3.6
Factored receivables	1,321	225,814	1.1	1,395	220,551	1.1
Equipment financing	8,841	1,176,635	5.7	4,862	679,541	3.4
Public sector finance	1,354	768,197	3.7	1,797	637,767	3.2
Commercial real estate	26,870	4,225,662	20.4	24,945	4,138,864	20.7
Multi-family	7,389	4,935,098	23.9	3,261	4,859,555	24.3
ADC	2,172	236,915	1.1	1,680	282,792	1.4
Residential mortgage	5,917	4,652,501	22.5	5,819	5,054,732	25.3
Consumer	3,805	335,634	1.6	3,181	366,219	1.8
Total	$86,026	$20,674,493	100.0%	$77,907	$20,008,983	100.0%

Impaired Loans. A loan is impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loan values are based on one of three measures: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is less than its recorded investment, our practice is to write-down the loan against the allowance for loan losses so the recorded investment matches the impaired value of the loan. Impaired loans generally include a portion of non-performing loans and accruing and performing TDR loans. At June 30, 2018, we had $90,950 in impaired loans compared to $60,862 at December 31, 2017. The increase was due to one taxi medallion relationship that was placed on non-accrual at the time of restructuring, certain commercial real estate loans that are in workout and certain residential mortgage loans.

PCI Loans. A PCI loan is an acquired loan that has demonstrated evidence of deterioration in credit quality subsequent to origination. As of June 30, 2018, the balance of PCI loans was $165,534, compared to $226,612 at December 31, 2017 and is mainly comprised of loans acquired in the Astoria Merger. The decline was mainly due to borrower repayments, amounts charged-off against the purchase accounting adjustment, and loans that moved to OREO. At June 30, 2018 and December 31, 2017, we held $5,485 and $7,992, respectively, of PCI loans, which are accounted for under the cost-recovery method and were included in our non-accrual loan totals above. The decline between the periods was mainly due to borrower repayments. The remaining PCI loans of $160,049 and $218,620 at June 30, 2018 and December 31, 2017, respectively, are accounted for under applicable guidance, which results in an accretable yield that represents the amount of expected cash flows that exceeds the initial investment in the loan. See the tables of loans evaluated for impairment by segment and changes in accretable yield for PCI loans in Note 4. “Portfolio Loans” in the notes to consolidated financial statements included elsewhere in this report for additional information.

Provision for Loan Losses. We recorded $13,000 in loan loss provision for the three months ended June 30, 2018, compared to $4,500 for the three months ended June 30, 2017. Net charge-offs for the three months ended June 30, 2018 were $9,066, or 0.18%

STERLING BANCORP AND SUBSIDIARIES

of average loans on an annualized basis, compared to net charge-offs of $1,288, or 0.05% of average loans on an annualized basis for the three months ended June 30, 2017. Provision expense for the first six months of 2018 was $26,000 compared to $9,000 for the six months ended June 30, 2017. The increase in provision expense was driven mainly by loans acquired in prior mergers and acquisitions that are now subject to our allowance for loan losses, organic loan growth and to changes in loan classifications.

Changes in Financial Condition between June 30, 2018 and December 31, 2017
Total assets increased $1,103,536, or 3.6%, to $31,463,077 at June 30, 2018, compared to $30,359,541 at December 31, 2017. Components of the change in total assets were:

•
Total portfolio loans increased by $665,510, or 3.3%, to $20,674,493 at June 30, 2018, compared to $20,008,983 at December 31, 2017. The increase was due to the Advantage Funding acquisition and organic loan growth, partially offset by repayments of residential mortgage loans.

•
Commercial loans increased by $1,098,326, or 7.5%, to $15,686,358 at June 30, 2018, compared to $14,588,032 at December 31, 2017. The increase was due to the Advantage Funding Acquisition and organic loan growth.

•	Residential mortgage loans declined by $402,231 to $4,652,501 at June 30, 2018 compared to $5,054,732 at December 31, 2017. The decline was mainly due to repayments.

•
Total investment securities increased by $314,685, or 4.9%, to $6,789,246 at June 30, 2018, compared to $6,474,561 at December 31, 2017. The increase was mainly due to the purchase of corporate securities and tax exempt securities issued by New York State, New York City, other municipal entities in New York, and by other states. Investment securities were 21.6% of total assets at June 30, 2018, compared to 21.3% at December 31, 2017.

•	Cash and cash equivalents declined by $34,717 to $445,189 at June 30, 2018, compared to $479,906 at December 31, 2017.

•	Other changes in assets included the following:

◦
an increase in Federal Reserve Bank of New York (“FRBNY”) common stock holdings, which we acquired in the first quarter of 2018 as a result of the Astoria Merger. FRBNY common stock increased $73,726 at June 30, 2018 compared to December 31, 2017. In addition, as a result of the increase in Federal Home Loan Bank of New York (“FHLB-NY”) borrowings, FHLB-NY common stock holdings increased $22,566.

◦	an increase of $25,380 in loans held for sale, which mainly represents originations from our loan syndications team.

Total liabilities increased $990,979, or 3.8%, to $27,110,342 at June 30, 2018, compared to $26,119,363 at December 31, 2017. This increase was mainly due to the following:

•
Total deposits increased $427,685, or 2.1%, to $20,965,889 at June 30, 2018, compared to $20,538,204 at December 31, 2017. Our core retail, commercial and municipal transaction, money market, savings accounts and certificates of deposit accounts were $19,870,947, at June 30, 2018, which represented 94.8% of our total deposit balances. The increase in deposits was mainly driven by our commercial banking teams, as several of our recent commercial banking hires are focused on growing deposits, as well as growth in municipal deposits. Municipal deposits, excluding municipal certificates of deposits, increased $67,657 to $1,652,733 at June 30, 2018, compared to $1,585,076 at December 31, 2017.

•
FHLB borrowings increased $557,369, to $5,067,492 at June 30, 2018, compared to $4,510,123 at December 31, 2017. The increase in FHLB borrowings was related to growth in organic loan balances and the Advantage Funding Acquisition.

Supplemental Reporting of Non-GAAP Financial Measures
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance and to assess our performance compared to our annual budget and strategic plans. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors, analysts, regulators and others information that we use to manage and evaluate our performance each period. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements, and notes thereto for the quarter ended June 30, 2018, included elsewhere in this report, and the year ended December 31, 2017, included in the 2017 Form 10-K.

STERLING BANCORP AND SUBSIDIARIES

	June 30,
	2018	2017
The following table shows the reconciliation of stockholders’ equity to tangible common equity and the tangible common equity ratio [1]:
Total assets	$31,463,077	$15,376,676
Goodwill and other intangibles	(1,754,418)	(758,484)
Tangible assets	29,708,659	14,618,192
Stockholders’ equity	4,352,735	1,931,383
Preferred stock	(138,828)	—
Goodwill and other intangibles	(1,754,418)	(758,484)
Tangible common stockholders’ equity	2,459,489	1,172,899
Common stock outstanding at period end	225,470,254	135,658,226
Common stockholders’ equity as a % of total assets	13.39%	12.56%
Book value per common share	$18.69	$14.24
Tangible common equity as a % of tangible assets	8.28%	8.02%
Tangible book value per common share	$10.91	$8.65
______________
See legend beginning on page 71.

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
The following table shows the reconciliation of reported net income and reported EPS (GAAP) to adjusted net income available to common stockholders (non-GAAP) and adjusted diluted EPS (non-GAAP)[2]:
Income before income tax expense	$146,156	$62,719	$274,484	$119,495
Income tax expense	31,915	20,319	61,371	38,028
Net income (GAAP)	114,241	42,400	213,113	81,467
Adjustments:
Net loss on sale of securities	425	230	5,846	253
Net (gain) on sale of Lake Success facility	(11,797)	—	(11,797)	—
Merger-related expense	—	1,766	—	4,893
Charge for asset write-downs, retention and severance	13,132	603	13,132	603
Amortization of non-compete agreements and acquired customer lists	295	354	589	750
Total pre-tax adjustments	2,055	2,953	7,770	6,499
Adjusted pre-tax income	148,211	65,672	282,254	125,994
Adjusted income tax expense	(33,347)	(21,279)	(63,508)	(40,140)
Adjusted net income (non-GAAP)	114,864	44,393	218,746	85,854
Preferred stock dividend	1,996	—	3,995	—
Adjusted net income available to common stockholders (non-GAAP)	$112,868	$44,393	$214,751	$85,854

Weighted average diluted shares	225,621,856	135,922,897	225,444,579	135,867,861
Diluted EPS as reported (GAAP)	$0.50	$0.31	$0.93	$0.60
Adjusted diluted EPS (non-GAAP)	0.50	0.33	0.95	0.63
______________
See legend beginning on page 71.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
The following table shows the reconciliation of the reported operating efficiency ratio and adjusted operating efficiency ratio [3]:
Net interest income	$246,216	$113,258	$480,584	$222,048
Non-interest income	37,868	13,618	56,575	26,454
Total net revenue	284,084	126,876	537,159	248,502
Tax equivalent adjustment on securities	4,094	4,195	8,165	8,297
Net (gain) on sale of Lake Success facility	(11,797)	—	(11,797)	—
Net loss on sale of securities	425	230	5,846	253
Adjusted total revenue (non-GAAP)	276,806	131,301	539,373	257,052
Non-interest expense	124,928	59,657	236,675	120,007
Merger-related expense	—	(1,766)	—	(4,893)
Charge for asset write-downs, retention and severance	(13,132)	(603)	(13,132)	(603)
Amortization of intangible assets	(5,865)	(2,187)	(11,917)	(4,416)
Adjusted non-interest expense (non-GAAP)	$105,931	$55,101	$211,626	$110,095
Reported operating efficiency ratio	44.0%	47.0%	44.1%	48.3%
Adjusted operating efficiency ratio (non-GAAP)	38.3	42.0	39.2	42.8
__________________________
See legend beginning on page 71.

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
The following table shows the reconciliation of reported return on average tangible assets and adjusted return on average tangible assets [4]:
Average assets	$30,994,904	$14,704,793	$30,509,306	$14,366,494
Average goodwill and other intangibles	(1,757,296)	(759,847)	(1,744,197)	(760,955)
Average tangible assets	29,237,608	13,944,946	28,765,109	13,605,539
Net income available to common stockholders	112,245	42,400	209,118	81,467
Net income, if annualized	450,213	170,066	421,702	164,284
Reported return on average tangible assets	1.54%	1.22%	1.47%	1.21%
Adjusted net income (non-GAAP)	$112,868	$44,393	$214,751	$85,854
Annualized adjusted net income	452,712	178,060	433,061	173,131
Adjusted return on average tangible assets (non-GAAP)	1.55%	1.28%	1.51%	1.27%
___________________________
See legend beginning on page 71.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
The following table shows the reconciliation of reported return on average tangible common stockholders’ equity and adjusted return on average tangible common stockholders’ equity [5]:
Average stockholders’ equity	$4,305,928	$1,913,933	$4,275,097	$1,891,633
Average preferred stock	(138,958)	—	(139,054)	—
Average goodwill and other intangibles	(1,757,296)	(759,847)	(1,744,197)	(760,955)
Average tangible common stockholders’ equity	2,409,674	1,154,086	2,391,846	1,130,678
Net income available to common stockholders	112,245	42,400	209,118	81,467
Net income, if annualized	450,213	170,066	421,702	164,284
Reported return on average tangible common stockholders’ equity	18.68%	14.74%	17.63%	14.53%
Adjusted net income (non-GAAP)	$112,868	$44,393	$214,751	$85,854
Annualized adjusted net income	452,712	178,060	433,061	173,131
Adjusted return on average tangible common stockholders’ equity (non-GAAP)	18.79%	15.43%	18.11%	15.31%
_______________________
See legend beginning below.

1 Common Stockholders’ equity as a percentage of total assets, book value per common share, tangible common equity as a percentage of tangible assets and tangible book value per common share provides information to help assess our capital position and financial strength. We believe tangible book value measures improve comparability to other banking organizations that have not engaged in acquisitions that have resulted in the accumulation of goodwill and other intangible assets.

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

5 Reported return on average tangible common stockholders’ equity and the adjusted return on average tangible common stockholders’ equity measures provide information to evaluate the use of our tangible common equity.

Liquidity and Capital Resources
Capital. Stockholders’ equity was $4,352,735 as of June 30, 2018, an increase of $112,557 relative to December 31, 2017. The increase was mainly the result of net income available to common stockholders of $209,118. Also contributing was an increase of stock option exercises and stock-based compensation, which totaled $3,549. These increases were offset by a decline in accumulated other comprehensive loss of $68,286, which was primarily due to a change in the fair value of our available for sale securities portfolio, as well as declared dividends of $31,432 on common stock and $4,387 on preferred stock.

We paid dividends of $0.07 per common share in each quarter of 2017 and the first quarter of 2018. Most recently, our Board of Directors declared a dividend of $0.07 per common share on July 24, 2018, which is payable August 20, 2018 to our holders as of the record date of August 6, 2018. In addition, on July 16, 2018, we paid a dividend of $2,194 on the Preferred Shares.

Basel III Capital Rules. The Basel III Capital Rules became effective for us on January 1, 2015 (subject to a phase-in period for certain provisions). The rules are discussed in Note 15. “Stockholders’ Equity - Regulatory Capital Requirements” in the notes to consolidated financial statements included elsewhere in this report.

STERLING BANCORP AND SUBSIDIARIES

Liquidity. As discussed in our 2017 Form 10-K, our liquidity position is continuously monitored and we make adjustments to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset / liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic activity, volatility in the financial markets, unexpected credit events or other significant occurrences. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of June 30, 2018, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on us.

At June 30, 2018, the Bank had $445,189 in cash and cash equivalents on hand and unused borrowing capacity at the FHLB of $6,184,420. In addition, the Bank may purchase federal funds from other institutions and enter into additional repurchase agreements. The Bank had $4,040,721 of securities available to pledge as collateral as of June 30, 2018. The Bank was required to maintain $107,696 of cash on hand or on deposit with the FRB to meet regulatory reserve and clearing requirements at June 30, 2018.

We are a bank holding company and do not conduct operations. Our primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. At June 30, 2018, the Bank had capacity to pay approximately $247,191 of dividends to us and maintain its “well capitalized” status under regulatory guidelines as well as internal capital management policies and procedures. We had cash on hand of $107,840 at June 30, 2018. We utilized a portion of this cash to redeem the $77,000 principal amount, plus interest, of our outstanding 5.50% Senior Notes that matured on July 2, 2018. We anticipate the holding company will obtain additional cash from the Bank over time through our normal quarterly dividend process.

On September 5, 2017, we renewed and increased our Credit Facility, which is more fully described in Note 8. “Borrowings” in the notes to consolidated financial statements included elsewhere in this report. The use of proceeds are for general corporate purposes. The Credit Facility has no outstanding balance and requires us and the Bank to maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. We and the Bank were in compliance with all requirements at June 30, 2018.

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

STERLING BANCORP AND SUBSIDIARIES

Estimated Changes in EVE and NII. The table below sets forth, as of June 30, 2018, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$4,335,476	$(740,687)	(14.6)%	$1,027,150	$40,535	4.1%
+200	4,647,525	(428,638)	(8.4)	1,019,275	32,660	3.3
+100	4,925,591	(150,572)	(3.0)	1,006,970	20,355	2.1
0	5,076,163	—	—	986,615	—	—
-100	5,051,495	(24,668)	(0.5)	950,427	(36,188)	(3.7)
-200	4,829,012	(247,151)	(4.9)	895,048	(91,567)	(9.3)

The table above indicates that at June 30, 2018, in the event of an immediate 200 basis point increase in interest rates, we would expect to experience a 8.4% decrease in EVE and a 3.3% increase in NII.

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

During the second quarter of 2018, the federal funds target rate increased a quarter point to 1.75 - 2.00%. U.S. Treasury yields with two year maturities increased 63 basis points from 1.89% to 2.52% over the six months ended June 30, 2018, while the yield on U.S. Treasury 10-year notes increased 45 basis points from 2.40% to 2.85% over the same six month period. The increase in interest rates on longer-term maturities relative to the greater increase in interest rates on short-term maturities resulted in a flatter 2-10 year U.S. Treasury yield curve at June 30, 2018 compared to December 31, 2017.  At its June 2018 meeting, the Federal Open Markets Committee (the “FOMC”) stated that its monetary policy remains accommodative.  In determining the timing and size of future adjustments to the target range for the federal funds rate, the FOMC will assess realized and expected economic conditions relative to its maximum employment objective and its symmetric 2 percent inflation objective. However, should economic conditions improve at a faster pace than anticipated, the FOMC could increase the federal funds target rate quicker. This could cause the shorter end of the yield curve to rise disproportionately relative to the longer end, thereby resulting in an even flatter yield curve, which may result in greater margin compression.

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

STERLING BANCORP AND SUBSIDIARIES

Changes in Internal Controls
There were no changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed on March 1, 2018)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed May 24, 2018)
3.3	Certificate of Designations of 6.50% Non-Cumulative Perpetual Preferred Stock, Series A (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 2, 2017)
3.4	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 24, 2017)
4.1	Form of Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 1, 2013)
4.2	Form of Corporate Governance Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 7, 2012)
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

Sterling Bancorp

Date:	August 3, 2018	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 3, 2018	By:	/s/ Luis Massiani
Luis Massiani
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)