Form 10-Q
period 2019-03-31
STERLING BANCORP
filed 2019-05-03
CIK 1070154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
Commission File Number: 001-35385
______________________________
STERLING BANCORP
(Exact Name of Registrant as Specified in its Charter)
______________________________

Delaware	80-0091851
(State or Other Jurisdiction of	(IRS Employer ID No.)
Incorporation or Organization)
400 Rella Boulevard, Montebello, New York	10901
(Address of Principal Executive Office)	(Zip Code)
(845) 369-8040
(Registrant’s Telephone Number including area code)
______________________________

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	STL	New York Stock Exchange
Depositary Shares, each representing 1/40th interest in a share of 6.50% Non-cumulative Perpetual Preferred Stock, Series A	STLPRA	New York Stock Exchange
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares outstanding as of April 30, 2019
$0.01 per share	209,679,900

STERLING BANCORP AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
QUARTERLY PERIOD ENDED MARCH 31, 2019

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
ASSETS:
Cash and due from banks	$314,255	$438,110
Securities:
Available for sale, at fair value	3,847,799	3,870,563
Held to maturity, at amortized cost (fair value of $2,079,057 and $2,740,522 at March 31, 2019 and December 31, 2018, respectively)	2,067,251	2,796,617
Total securities	5,915,050	6,667,180
Loans held for sale	248,972	1,565,979
Portfolio loans	19,908,473	19,218,530
Allowance for loan losses	(98,960)	(95,677)
Portfolio loans, net	19,809,513	19,122,853
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, at cost	298,455	369,690
Accrued interest receivable	115,764	107,111
Premises and equipment, net	262,744	264,194
Goodwill	1,657,814	1,613,033
Other intangible assets, net	124,719	129,545
Bank owned life insurance	657,504	653,995
Other real estate owned	16,502	19,377
Other assets	535,315	432,240
Total assets	$29,956,607	$31,383,307
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$21,225,639	$21,214,148
FHLB borrowings	3,259,507	4,838,772
Repurchase agreements	27,020	21,338
Senior Notes	173,952	181,130
Subordinated Notes	173,001	172,943
Mortgage escrow funds	102,036	72,891
Other liabilities	576,229	453,232
Total liabilities	25,537,384	26,954,454
Commitments and Contingent liabilities (See Note 17. “Commitments and Contingencies”)
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; 135,000 shares issued and outstanding at March 31, 2019 and December 31, 2018)	138,218	138,423
Common stock (par value $0.01 per share; 310,000,000 shares authorized at March 31, 2019 and December 31, 2018; 229,872,925 shares issued at March 31, 2019 and December 31, 2018; 209,560,824 and 216,227,852 shares outstanding at March 31, 2019 and December 31, 2018, respectively)	2,299	2,299
Additional paid-in capital	3,751,835	3,776,461
Treasury stock, at cost (20,312,101 shares at March 31, 2019 and 13,645,073 shares at December 31, 2018)	(355,357)	(213,935)
Retained earnings	888,838	791,550
Accumulated other comprehensive loss, net of tax benefit of $(2,763) at March 31, 2019 and $(25,429) at December 31, 2018	(6,610)	(65,945)
Total stockholders’ equity	4,419,223	4,428,853
Total liabilities and stockholders’ equity	$29,956,607	$31,383,307
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Income Statements (Unaudited)
(Dollars in thousands, except share and per share data)

	Three months ended
	March 31,
	2019	2018
Interest and dividend income:
Loans and loan fees	$260,295	$234,615
Securities taxable	27,847	27,061
Securities non-taxable	14,857	15,312
Other earning assets	6,401	4,358
Total interest and dividend income	309,400	281,346
Interest expense:
Deposits	45,995	24,206
Borrowings	27,899	22,770
Total interest expense	73,894	46,976
Net interest income	235,506	234,370
Provision for loan losses	10,200	13,000
Net interest income after provision for loan losses	225,306	221,370
Non-interest income:
Deposit fees and service charges	6,212	7,003
Accounts receivable management / factoring commissions and other fees	5,423	5,360
Bank owned life insurance	3,641	3,614
Loan commissions and fees	3,838	3,406
Investment management fees	1,900	1,825
Net loss on sale of securities	(13,184)	(5,421)
Gain on sale of residential mortgage loans	8,313	—
Other	3,454	2,920
Total non-interest income	19,597	18,707
Non-interest expense:
Compensation and benefits	55,990	54,680
Stock-based compensation plans	5,123	2,854
Occupancy and office operations	16,535	17,460
Information technology	8,675	11,718
Amortization of intangible assets	4,826	6,052
FDIC insurance and regulatory assessments	3,338	5,347
Other real estate owned expense, net	217	364
Charge for asset write-downs, retention and severance	3,344	—
Other	16,944	13,274
Total non-interest expense	114,992	111,749
Income before income tax expense	129,911	128,328
Income tax expense	28,474	29,456
Net income	$101,437	$98,872
Preferred stock dividend	1,989	1,999
Net income available to common stockholders	$99,448	$96,873
Weighted average common shares:
Basic	213,157,090	224,730,686
Diluted	213,505,842	225,264,147
Earnings per common share:
Basic	$0.47	$0.43
Diluted	0.47	0.43
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three months ended
	March 31,
	2019	2018
Net income	$101,437	$98,872
Other comprehensive income (loss), before tax:
Change in unrealized holding gains (losses) on securities available for sale	75,329	(72,321)
Unrealized loss on transfer of securities held to maturity to available for sale	(11,813)	—
Reclassification adjustment for net realized losses included in net income	13,184	5,421
Accretion of net unrealized loss on securities transferred to held to maturity	2,417	234
Change in the actuarial loss of defined benefit plan and post-retirement benefit plans	2,883	679
Total other comprehensive income (loss), before tax	82,000	(65,987)
Deferred tax (expense) benefit related to other comprehensive (loss) income	(22,665)	18,238
Other comprehensive income (loss), net of tax	59,335	(47,749)
Comprehensive income	$160,772	$51,123
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share and per share data)

	Number of common shares	Preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss)	Total stockholders’ equity
Balance at January 1, 2018	224,782,694	$139,220	$2,299	$3,780,908	$(58,039)	$401,956	$(26,166)	$4,240,178
Net income	—	—	—	—	—	98,872	—	98,872
Other comprehensive (loss)	—	—	—	—	—	—	(47,749)	(47,749)
Stock options & other stock transactions, net	28,794	—	—	2	375	(46)	—	331
Restricted stock awards, net	654,778	—	—	(14,630)	6,562	8,078	—	10
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(15,693)	—	(15,693)
Balance at Cash dividends declared ($16.25 per preferred share)	—	(195)	—	—	—	(1,999)	—	(2,194)
Reclassification of the stranded income tax effects from the enactment of the Tax Cuts and Jobs Act from accumulated other comprehensive (loss)	—	—	—	—	—	5,129	(5,129)	—
Balance at March 31, 2018	225,466,266	$139,025	$2,299	$3,766,280	$(51,102)	$496,297	$(79,044)	$4,273,755

	Number of common shares	Preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity
Balance at January 1, 2019	216,227,852	$138,423	$2,299	$3,776,461	$(213,935)	$791,550	$(65,945)	$4,428,853
Net income	—	—	—	—	—	101,437	—	101,437
Other comprehensive income	—	—	—	—	—	—	59,335	59,335
Stock options & other stock transactions, net	3,893	—	—	—	49	6	—	55
Restricted stock awards, net	1,331,674	—	—	(24,626)	12,818	12,913	—	1,105
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(15,079)	—	(15,079)
Cash dividends declared ($16.25 per preferred share)	—	(205)	—	—	—	(1,989)	—	(2,194)
Purchase of treasury stock	(8,002,595)	—	—	—	(154,289)	—	—	(154,289)
Balance at March 31, 2019	209,560,824	$138,218	$2,299	$3,751,835	$(355,357)	$888,838	$(6,610)	$4,419,223
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three months ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$101,437	$98,872
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses	10,200	13,000
Net (gain) from write-downs and sales of other real estate owned	(316)	(272)
Net (gain) on extinguishment of Senior Notes	(46)	—
Depreciation of premises and equipment	4,990	5,082
Asset write-downs, retention and severance compensation and other restructuring charges	3,344	—
Amortization of intangible assets	4,826	6,052
Amortization of low income housing tax credits	3,810	998
Net loss on sale of securities	13,184	5,421
Net gain on loans held for sale	(8,337)	(2)
Net amortization of premiums on securities	9,060	9,514
Amortization of premium on certificates of deposit	(1,077)	(1,687)
Net accretion of purchase discount and amortization of net deferred loan costs	(25,280)	(30,090)
Net accretion of debt issuance costs and amortization of premium on borrowings	(431)	(595)
Restricted stock compensation expense	5,123	2,852
Stock option compensation expense	—	2
Originations of loans held for sale	(4,500)	(44,077)
Proceeds from sales of loans held for sale	2,273	4,885
Increase in cash surrender value of bank owned life insurance	(3,641)	(3,614)
Deferred income tax expense	21,073	15,327
Other adjustments (principally net changes in other assets and other liabilities)	(27,324)	(19,063)
Net cash provided by operating activities	108,368	62,605
Cash flows from investing activities:
Purchases of securities:
Available for sale	(17,839)	(416,491)
Held to maturity	(3,420)	(54,279)
Proceeds from maturities, calls and other principal payments on securities:
Available for sale	71,784	76,694
Held to maturity	17,311	33,706
Proceeds from sales of securities available for sale	738,751	117,810
Portfolio loan originations, net	(200,709)	86,297
Proceeds from sale of residential mortgage loans	1,319,234	—
Redemptions (purchases) of FHLB and FRB stock, net	71,235	(70,720)
Proceeds from sales of other real estate owned	4,198	7,590
Purchases of premises and equipment	(3,540)	(1,627)
Proceeds from (premiums paid for) bank owned life insurance	132	(26)
Purchases of low income housing tax credits	(3,602)	(2,063)
Cash paid for acquisition, net	(515,692)	—
Net cash provided by (used in) investing activities	1,477,843	(223,109)

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three months ended
	March 31,
	2019	2018
Cash flows from financing activities:
Net (decrease) increase in transaction, savings and money market deposits	$(44,755)	$19,992
Net increase in certificates of deposit	57,323	66,724
Net (decrease) in short-term FHLB borrowings	(754,000)	(885,000)
Advances of term FHLB borrowings	300,000	1,125,000
Repayments of term FHLB borrowings	(1,125,000)	(300,000)
Repayment of Senior Notes	(6,954)	—
Net increase (decrease) in other borrowings	5,682	(3,312)
Net increase in mortgage escrow funds	29,145	39,083
Proceeds from stock option exercises	55	329
Treasury shares repurchase	(154,289)	—
Cash dividends paid - common stock	(15,079)	(15,693)
Cash dividends paid - preferred stock	(2,194)	(2,194)
Net cash (used in) provided by financing activities	(1,710,066)	44,929
Net decrease in cash and cash equivalents	(123,855)	(115,575)
Cash and cash equivalents at beginning of period	438,110	479,906
Cash and cash equivalents at end of period	$314,255	$364,331
Supplemental cash flow information:
Interest payments	$69,935	$41,870
Income tax payments	14	9,647
Real estate acquired in settlement of loans	1,007	4,716
Unsettled securities transactions	7,188	—
Securities held to maturity transferred to available for sale	708,627	—
Operating cash flows from operating leases	4,153	—
Right-of-use assets obtained in exchange for lease liabilities	125,394	—
Acquisitions:
Non-cash assets acquired:
Total loans, net	$471,878	$—
Accrued interest receivable	1,789	—
Goodwill	44,781	—
Other assets	545	—
Total non-cash assets acquired	518,993	—
Liabilities assumed:
Other liabilities	3,301	—
Total liabilities assumed	3,301	—
Net non-cash assets acquired	515,692	—
Cash and cash equivalents received in acquisitions	—	—
Total consideration paid	$515,692	$—

See accompanying notes to consolidated financial statements.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

(1) Basis of Financial Statement Presentation

(a) Nature of Operations
Sterling Bancorp (the “Company,” “we,” “us” and “our” ) is a Delaware corporation, a bank holding company and a financial holding company headquartered in Montebello, New York that owns all of the outstanding shares of common stock of Sterling National Bank (the “Bank”), its principal subsidiary. The Bank is a full-service regional bank specializing in the delivery of services and solutions to business owners, their families and consumers within the communities it serves through teams of dedicated and experienced relationship managers.

(b) Basis of Presentation
The consolidated financial statements in this Quarterly Report on Form 10-Q include the accounts of the Company and all other entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies we follow conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”) and to general practices within the banking industry, which include regulatory reporting instructions.

The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but, in the opinion of management, reflect all adjustments necessary for a fair presentation of our financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2018, included in our Annual Report on Form 10-K, as filed with the SEC on March 1, 2019 (the “2018 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period. Certain items in prior financial statements have been reclassified to conform to the current presentation. These reclassifications had no impact on previously reported net income.

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

(d) Adoption of New Accounting Standards
We adopted ASU No. 2016-02 “Leases (Topic 842)”, as of January 1, 2019, which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. The standard included additional required qualitative and quantitative disclosures. We adopted the following practical expedients and elected the following accounting policies related to the leasing standard:

•	Carry over of historical lease classifications and whether existing contracts contain leases;

•	Current lease classification for existing leases;

•	Short-term lease accounting policy election allowing us not to recognize right-of-use assets and liabilities for leases with a term of 12 months or less; and

•	The option not to separate lease and non-lease components for certain leases.

Adoption of this standard resulted in the recognition of right-of-use assets of $125,394 and a lease liability of $130,860, included in other assets and other liabilities, respectively, in the March 31, 2019 consolidated balance sheet. The standard did not have a significant impact on operating results or cash flows. See Note 9. “Leases” for additional information.

We adopted ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities,” (“ASU 2017-12”) which amended the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. A provision in ASU 2017-12 provides that we may reclassify a debt security from held to maturity to available for sale at the time of adoption if the debt security is eligible to be hedged under the last-of-layer method in accordance ASU 2017-12. Generally, this includes debt securities that are pre-payable, including mortgage-

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

backed securities, and debt securities that are callable by the issuer, which are applicable to many of our state and local government debt securities. We transferred held to maturity securities with a book value of $720,440 and a fair value of $708,627 at December 31, 2018 to available for sale effective January 1, 2019. See Note 3. “Securities” for additional information.

(2) Acquisitions

Commercial loan portfolio and origination platform acquired from Woodforest National Bank
On February 28, 2019, the Bank acquired a commercial loan portfolio consisting of equipment finance loans and leases and asset-based lending loans from Woodforest National Bank. In addition, the Bank retained sales and relationship management personnel based in Novi, Michigan, which will continue to originate new loans and leases. The total consideration paid in cash at closing was $515,692. We acquired $166,143 of equipment finance loans, which are mainly fixed rate loans, and $331,842 of asset-based lending loans, which are mainly variable rate loans. The fair value of these loans was $471,878. The Bank paid a premium of 3.75% on the unpaid principal balance of the loans of $18,674. The transaction was accounted for as a business combination. We recorded a $3,344 restructuring charge consisting mainly of professional fees, severance, retention, systems integration expense and facilities consolidation, which is included in charge for asset write-downs, retention and severance on the consolidated income statement. We anticipate the acquired loans and origination platform will be fully integrated into our equipment finance and asset-based lending business lines.

Acquisition of Advantage Funding Management Co., Inc. (“Advantage Funding”)
On April 2, 2018, the Bank acquired 100% of the outstanding common stock of Advantage Funding (the “Advantage Funding Acquisition”). The total consideration in the transaction was $502,052 and was paid in cash on the closing date. Advantage Funding is a provider of commercial vehicle and transportation financing services based in Lake Success, NY. Advantage Funding had total outstanding loans and leases of $457,638 on the acquisition date consisting mainly of fixed rate assets. The fair value of these loans was $439,622. The Bank paid a premium on the gross loans and leases receivable of 4.5% or $20,300. In the second quarter of 2018, we recorded a $4,396 restructuring charge consisting mainly of professional fees, severance, retention, systems integration expense and facilities consolidation, which is included in charge for asset write-downs, retention and severance on the consolidated income statement. The Advantage Funding Acquisition is consistent with our strategy of growing commercial loans and increasing the proportion of commercial loans in our loan portfolio. We anticipate the operations of the business will be fully integrated into our equipment finance business line.

(3) Securities

A summary of amortized cost and estimated fair value of securities as of March 31, 2019 is presented below. The term “MBS” refers to mortgage-backed securities and the term “CMOs” refers to collateralized mortgage obligations. Both of these terms are further defined in Note 18. “Fair Value Measurements”.

	March 31, 2019
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Residential MBS:
Agency-backed	$2,068,142	$6,989	$(23,827)	$2,051,304	$190,516	$88	$(2,061)	$188,543
CMOs/Other MBS	545,415	2	(15,907)	529,510	—	—	—	—
Total residential MBS	2,613,557	6,991	(39,734)	2,580,814	190,516	88	(2,061)	188,543
Other securities:
Federal agencies	216,306	1,059	(1,093)	216,272	59,168	370	(13)	59,525
Corporate	364,774	5,722	(2,049)	368,447	19,942	117	(55)	20,004
State and municipal	680,217	4,573	(2,524)	682,266	1,780,375	17,461	(4,206)	1,793,630
Other	—	—	—	—	17,250	109	(4)	17,355
Total other securities	1,261,297	11,354	(5,666)	1,266,985	1,876,735	18,057	(4,278)	1,890,514
Total securities	$3,874,854	$18,345	$(45,400)	$3,847,799	$2,067,251	$18,145	$(6,339)	$2,079,057

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

A summary of securities classified as held to maturity at December 31, 2018 that were transferred to available for sale effective January 1, 2019 is presented below.

	Amortized cost	Fair value
Residential MBS:
Agency-backed	$125,343	$121,510
CMOs/Other MBS	27,780	27,017
Total residential MBS	153,123	148,527
Other securities:
Corporate	49,001	48,607
State and municipal	518,316	511,493
Total of securities transferred from held to maturity to available for sale	$720,440	$708,627

A summary of amortized cost and estimated fair value of securities as of December 31, 2018 is presented below:

	December 31, 2018
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Residential MBS:
Agency-backed	$2,328,870	$2,347	$(62,366)	$2,268,851	$318,590	$73	$(8,605)	$310,058
CMOs/Other MBS	596,868	11	(22,109)	574,770	27,780	2	(765)	27,017
Total residential MBS	2,925,738	2,358	(84,475)	2,843,621	346,370	75	(9,370)	337,075
Other securities:
Federal agencies	283,825	—	(9,852)	273,973	59,065	160	(128)	59,097
Corporate	537,210	1,162	(10,407)	527,965	68,512	431	(392)	68,551
State and municipal	227,546	302	(2,844)	225,004	2,305,420	2,654	(49,562)	2,258,512
Other	—	—	—	—	17,250	49	(12)	17,287
Total other securities	1,048,581	1,464	(23,103)	1,026,942	2,450,247	3,294	(50,094)	2,403,447
Total securities	$3,974,319	$3,822	$(107,578)	$3,870,563	$2,796,617	$3,369	$(59,464)	$2,740,522

The amortized cost and estimated fair value of securities at March 31, 2019 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential MBS are shown separately since they are not due at a single maturity date.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

	March 31, 2019
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Remaining period to contractual maturity:
One year or less	$11,554	$11,568	$65,358	$65,471
One to five years	134,689	134,062	98,556	99,359
Five to ten years	816,088	822,318	210,940	214,695
Greater than ten years	298,966	299,037	1,501,881	1,510,989
Total securities with a stated maturity date	1,261,297	1,266,985	1,876,735	1,890,514
Residential MBS	2,613,557	2,580,814	190,516	188,543
Total securities	$3,874,854	$3,847,799	$2,067,251	$2,079,057

Sales of securities for the periods indicated below were as follows:

	For the three months ended
	March 31,
	2019	2018
Available for sale:
Proceeds from sales	$738,751	$117,810
Gross realized gains (1)	4,355	1
Gross realized losses (1)	(17,539)	(5,422)
Income tax benefit on realized net losses	(3,644)	(1,260)
(1) Gross realized gains and losses includes securities called prior to maturity.

We adopted ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities,” which allowed us to reclassify a debt security from held to maturity to available for sale if the debt security is eligible to be hedged under the last-of-layer method in accordance with ASU 2017-12. Generally, this included debt securities that are pre-payable, including mortgage-backed securities, and debt securities that are callable by the issuer, which are applicable to many of our state and local government debt securities. We transferred held to maturity securities with a book value of $720,440 and a fair value of $708,627 at December 31, 2018 to available for sale effective January 1, 2019. In the first quarter of 2019, we sold securities with a book value of $751,935 to raise liquidity for the commercial loan and origination platform acquired from Woodforest National Bank on February 28, 2019, and to reduce lower yielding securities as a percentage of total assets.

At March 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity, other than the U.S. federal government and its agencies.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The following table summarizes securities available for sale with unrealized losses, segregated by the length of time in a continuous unrealized loss position for the periods presented below:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available for sale
March 31, 2019
Residential MBS:
Agency-backed	$95,470	$(1,209)	$1,509,947	$(22,618)	$1,605,417	$(23,827)
CMOs/Other MBS	—	—	526,178	(15,907)	526,178	(15,907)
Total residential MBS	95,470	(1,209)	2,036,125	(38,525)	2,131,595	(39,734)
Other securities:
Federal agencies	—	—	88,805	(1,093)	88,805	(1,093)
Corporate	23,201	(317)	84,236	(1,733)	107,437	(2,050)
State and municipal	218,791	(1,847)	99,224	(677)	318,015	(2,524)
Total other securities	241,992	(2,164)	272,265	(3,503)	514,257	(5,667)
Total securities	$337,462	$(3,373)	$2,308,390	$(42,028)	$2,645,852	$(45,401)
December 31, 2018
Residential MBS:
Agency-backed	$156,787	$(536)	$1,955,056	$(61,830)	$2,111,843	$(62,366)
CMOs/Other MBS	94	(2)	574,053	(22,107)	574,147	(22,109)
Total residential MBS	156,881	(538)	2,529,109	(83,937)	2,685,990	(84,475)
Other securities:
Federal agencies	—	—	273,973	(9,852)	273,973	(9,852)
Corporate	230,126	(4,278)	119,869	(6,129)	349,995	(10,407)
State and municipal	16,172	(64)	175,966	(2,780)	192,138	(2,844)
Total other securities	246,298	(4,342)	569,808	(18,761)	816,106	(23,103)
Total securities	$403,179	$(4,880)	$3,098,917	$(102,698)	$3,502,096	$(107,578)

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The following table summarizes securities held to maturity with unrecognized losses, segregated by the length of time in a continuous unrecognized loss position for the periods presented below:

	Continuous unrecognized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Held to maturity
March 31, 2019
Residential MBS:
Agency-backed	$—	$—	$159,577	$(2,061)	$159,577	$(2,061)
CMOs/Other MBS	—	—	—	—	—	—
Total residential MBS	—	—	159,577	(2,061)	159,577	(2,061)
Other securities:
Federal agencies	—	—	14,824	(13)	14,824	(13)
Corporate	—	—	9,887	(55)	9,887	(55)
State and municipal	2,820	(2)	410,039	(4,204)	412,859	(4,206)
Other	4,996	(4)	—	—	4,996	(4)
Total other securities	7,816	(6)	434,750	(4,272)	442,566	(4,278)
Total securities	$7,816	$(6)	$594,327	$(6,333)	$602,143	$(6,339)
December 31, 2018
Residential MBS:
Agency-backed	$25,003	$(147)	$273,974	$(8,458)	$298,977	$(8,605)
CMOs/Other MBS	101	(2)	25,066	(763)	25,167	(765)
Total residential MBS	25,104	(149)	299,040	(9,221)	324,144	(9,370)
Other securities:
Federal agencies	29,485	(95)	4,908	(33)	34,393	(128)
Corporate	21,859	(137)	16,261	(255)	38,120	(392)
State and municipal	118,389	(877)	1,897,758	(48,685)	2,016,147	(49,562)
Other	9,488	(12)	—	—	9,488	(12)
Total other securities	179,221	(1,121)	1,918,927	(48,973)	2,098,148	(50,094)
Total securities	$204,325	$(1,270)	$2,217,967	$(58,194)	$2,422,292	$(59,464)

At March 31, 2019, a total of 187 available for sale securities were in a continuous unrealized loss position for less than 12 months and 278 available for sale securities were in a continuous unrealized loss position for 12 months or longer. At March 31, 2019, a total of 6 held to maturity securities were in a continuous unrealized loss position for less than 12 months and 154 held to maturity securities were in a continuous unrealized loss position for 12 months or longer. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other than temporary impairment (“OTTI”) losses, management considers, among other things: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time we anticipate we will receive full value for the securities. Furthermore, as of March 31, 2019, management did not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons related to credit quality. As of March 31, 2019, management believes the impairments detailed in the table above are temporary.
Securities pledged for borrowings at the FHLB and other institutions, and securities pledged for municipal deposits and other purposes, were as follows for the periods presented below:

	March 31,	December 31,
	2019	2018
Available for sale securities pledged for borrowings, at fair value	$27,020	$12,206
Available for sale securities pledged for municipal deposits, at fair value	1,489,651	817,306
Held to maturity securities pledged for borrowings, at amortized cost	1,503	34,996
Held to maturity securities pledged for municipal deposits, at amortized cost	921,668	1,338,901
Total securities pledged	$2,439,842	$2,203,409

(4) Portfolio Loans

The composition of our total portfolio loans, which excludes loans held for sale, was the following for the periods presented below:

	March 31, 2019			December 31, 2018
	Originated loans	Acquired loans	Total	Originated loans	Acquired loans	Total
Commercial:
C&I:
Traditional C&I	$2,386,984	$70,227	$2,457,211	$2,321,131	$75,051	$2,396,182
Asset-based lending	793,598	291,974	1,085,572	792,935	—	792,935
Payroll finance	204,610	—	204,610	227,452	—	227,452
Warehouse lending	1,022,811	—	1,022,811	782,646	—	782,646
Factored receivables	263,033	—	263,033	258,383	—	258,383
Equipment financing	930,883	404,834	1,335,717	913,751	301,291	1,215,042
Public sector finance	896,233	—	896,233	860,746	—	860,746
Total C&I	6,498,152	767,035	7,265,187	6,157,044	376,342	6,533,386
Commercial mortgage:
CRE	4,391,136	431,785	4,822,921	4,154,956	487,461	4,642,417
Multi-family	1,554,913	3,138,179	4,693,092	1,527,619	3,236,505	4,764,124
ADC	290,875	—	290,875	267,754	—	267,754
Total commercial mortgage	6,236,924	3,569,964	9,806,888	5,950,329	3,723,966	9,674,295
Total commercial	12,735,076	4,336,999	17,072,075	12,107,373	4,100,308	16,207,681
Residential mortgage	571,594	1,977,690	2,549,284	621,471	2,083,755	2,705,226
Consumer	146,755	140,359	287,114	153,811	151,812	305,623
Total portfolio loans	13,453,425	6,455,048	19,908,473	12,882,655	6,335,875	19,218,530
Allowance for loan losses	(98,960)	—	(98,960)	(95,677)	—	(95,677)
Total portfolio loans, net	$13,354,465	$6,455,048	$19,809,513	$12,786,978	$6,335,875	$19,122,853

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

Acquired loans at March 31, 2019 and December 31, 2018 include loans that were acquired in the following transactions: the commercial loan portfolio acquired from Woodforest National Bank; the Advantage Funding Acquisition; the merger with Astoria Financial Corporation (“Astoria”) (the “Astoria Merger”); the merger with Hudson Valley Holding Corp. (the “HVB Merger”), and the the merger between Provident New York Bancorp and legacy Sterling Bancorp (the “Provident Merger”). Under our credit administration and accounting policies, once a loan relationship reaches maturity and is re-underwritten, the loan is no longer considered an acquired loan and is included in originated loans. In addition, acquired performing loans that were subsequently subject to a credit evaluation, such as after designation as criticized or classified or placed on non-accrual since the acquisition date, are also included in originated loans.

Consistent with our credit and accounting policies discussed above, at March 31, 2019, there were $1,237,567 of loans with an allowance for loan loss reserve of $9,448 that were originally considered acquired loans but have since migrated to the originated loans portfolio as they have reached maturity, were re-underwritten, have been designated as criticized or classified or have been placed on non-accrual since the acquisition date. At December 31, 2018, there were $1,365,682 of loans with an allowance for loan loss reserve of $9,607 that were originally considered acquired loans but have since migrated to the originated loans portfolio as they have reached maturity, were re-underwritten, have been designated criticized or classified or have been placed on non-accrual since the acquisition date.

Total portfolio loans include net deferred loan origination fees of $9,453 and $5,581 at March 31, 2019 and December 31, 2018, respectively.

Portfolio loans subject to purchase accounting adjustments are shown net of discounts on acquired loans, which were $115,290 at March 31, 2019 and $117,222 at December 31, 2018.

At March 31, 2019 and December 31, 2018, the Bank pledged residential mortgage and commercial real estate loans of $7,556,051 and $8,526,247, respectively, to the FHLB as collateral for certain borrowing arrangements. See Note 8. “Borrowings”.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The following tables set forth the amounts and status of our loans, troubled debt restructurings (“TDRs”) and non-performing loans at March 31, 2019 and December 31, 2018:

Originated loans:

	March 31, 2019
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$2,344,556	$3,541	$36	$2,084	$36,767	$2,386,984
Asset-based lending	791,261	—	—	—	2,337	793,598
Payroll finance	203,915	—	—	—	695	204,610
Warehouse lending	1,022,811	—	—	—	—	1,022,811
Factored receivables	263,033	—	—	—	—	263,033
Equipment financing	901,695	8,772	5,172	129	15,115	930,883
Public sector finance	896,233	—	—	—	—	896,233
CRE	4,356,172	3,711	4,785	—	26,468	4,391,136
Multi-family	1,550,317	141	—	—	4,455	1,554,913
ADC	287,088	—	2,563	790	434	290,875
Residential mortgage	540,028	466	322	—	30,778	571,594
Consumer	136,782	501	410	214	8,848	146,755
Total loans	$13,293,891	$17,132	$13,288	$3,217	$125,897	$13,453,425
Total TDRs included above	$29,320	$—	$57	$214	$32,709	$62,300
Non-performing loans:
Loans 90+ days past due and still accruing					$3,217
Non-accrual loans					125,897
Total originated non-performing loans					$129,114

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

	December 31, 2018
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$2,266,947	$5,747	$6,139	$—	$42,298	$2,321,131
Asset-based lending	789,654	—	—	—	3,281	792,935
Payroll finance	226,571	—	—	—	881	227,452
Warehouse lending	782,646	—	—	—	—	782,646
Factored receivables	258,383	—	—	—	—	258,383
Equipment financing	879,468	20,466	1,587	9	12,221	913,751
Public sector finance	860,746	—	—	—	—	860,746
CRE	4,118,134	8,054	—	799	27,969	4,154,956
Multi-family	1,524,914	1,014	—	—	1,691	1,527,619
ADC	267,090	230	—	434	—	267,754
Residential mortgage	592,563	1,934	897	264	25,813	621,471
Consumer	143,510	1,720	1,232	271	7,078	153,811
Total loans	$12,710,626	$39,165	$9,855	$1,777	$121,232	$12,882,655
Total TDRs included above	$34,892	$215	$181	$650	$38,947	$74,885
Non-performing loans:
Loans 90+ days past due and still accruing					$1,777
Non-accrual loans					121,232
Total originated non-performing loans					$123,009

Acquired loans:

	March 31, 2019
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$69,384	$243	$600	$—	$—	$70,227
Asset-based lending	291,974	—	—	—	—	291,974
Equipment financing	399,407	5,427	—	—	—	404,834
CRE	417,344	4,602	6,174	—	3,665	431,785
Multi-family	3,135,508	1,340	—	—	1,331	3,138,179
Residential mortgage	1,930,942	9,050	4,681	325	32,692	1,977,690
Consumer	135,348	1,014	709	127	3,161	140,359
Total loans	$6,379,907	$21,676	$12,164	$452	$40,849	$6,455,048
Total TDRs included above	$—	$—	$—	$—	$—	$—
Non-performing loans:
Loans 90+ days past due and still accruing					$452
Non-accrual loans					40,849
Total acquired non-performing loans					$41,301

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

	December 31, 2018
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$69,690	$5,256	$105	$—	$—	$75,051
Equipment financing	288,447	8,659	3,998	187	—	301,291
CRE	481,583	377	—	458	5,043	487,461
Multi-family	3,233,779	1,736	—	—	990	3,236,505
Residential mortgage	2,022,340	18,734	6,513	—	36,168	2,083,755
Consumer	146,042	1,852	951	—	2,967	151,812
Total loans	$6,241,881	$36,614	$11,567	$645	$45,168	$6,335,875
Total TDRs included above	$—	$—	$—	$—	$—	$—
Non-performing loans:
Loans 90+ days past due and still accruing					$645
Non-accrual loans					45,168
Total acquired non-performing loans					$45,813

The following table provides additional analysis of our non-accrual loans at March 31, 2019 and December 31, 2018:

	March 31, 2019				December 31, 2018
	Recorded investment non-accrual loans	Recorded investment PCI non-accrual loans	Recorded investment total non-accrual loans	Unpaid principal balance non-accrual loans	Recorded investment non-accrual loans	Recorded investment PCI non-accrual loans	Recorded investment total non-accrual loans	Unpaid principal balance non-accrual loans
Traditional C&I	$36,094	$673	$36,767	$49,637	$41,625	$673	$42,298	$50,651
Asset-based lending	2,337	—	2,337	2,822	3,281	—	3,281	3,859
Payroll finance	695	—	695	695	881	—	881	881
Equipment financing	15,115	—	15,115	20,064	12,221	—	12,221	15,744
Commercial real estate	22,305	7,828	30,133	36,539	23,675	9,337	33,012	39,440
Multi-family	3,574	2,212	5,786	6,033	482	2,199	2,681	2,920
ADC	—	434	434	434	—	—	—	—
Residential mortgage	29,636	33,834	63,470	73,192	24,339	37,642	61,981	72,706
Consumer	8,031	3,978	12,009	14,114	6,576	3,469	10,045	12,170
Total	$117,787	$48,959	$166,746	$203,530	$113,080	$53,320	$166,400	$198,371

There were no non-accrual warehouse lending, factored receivables or public sector finance loans at March 31, 2019. There were no non-accrual ADC, warehouse lending, factored receivables or public sector finance loans at December 31, 2018.

When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on non-accrual status, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on non-accrual status, contractual interest is credited to interest income when received, under the cash basis method. At March 31, 2019 and December 31, 2018, the recorded investment of residential mortgage loans that were in the process of foreclosure was $45,696 and $48,107, respectively, which is included in non-accrual residential mortgage loans above.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at March 31, 2019:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI loans(1)	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Traditional C&I	$40,807	$2,409,365	$7,039	$2,457,211	$—	$17,936	$17,936
Asset-based lending	2,307	1,077,672	5,593	1,085,572	—	8,573	8,573
Payroll finance	—	204,610	—	204,610	—	2,100	2,100
Warehouse lending	—	1,022,811	—	1,022,811	—	693	693
Factored receivables	—	263,033	—	263,033	—	1,092	1,092
Equipment financing	3,722	1,324,338	7,657	1,335,717	—	14,326	14,326
Public sector finance	—	896,233	—	896,233	—	1,134	1,134
Commercial real estate	29,346	4,770,876	22,699	4,822,921	—	33,087	33,087
Multi-family	4,373	4,682,367	6,352	4,693,092	—	8,659	8,659
ADC	789	290,086	—	290,875	—	1,912	1,912
Residential mortgage	4,629	2,460,592	84,063	2,549,284	—	6,925	6,925
Consumer	6,400	272,828	7,886	287,114	—	2,523	2,523
Total portfolio loans	$92,373	$19,674,811	$141,289	$19,908,473	$—	$98,960	$98,960

(1) We acquired loans for which there was, at acquisition, both evidence of deterioration of credit quality since origination and the probability, at acquisition, that all contractually required payments would not be collected. These loans are classified as purchased credit impaired loans (“PCI loans”).

The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at December 31, 2018:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Traditional C&I	$48,735	$2,338,432	$9,015	$2,396,182	$—	$14,201	$14,201
Asset-based lending	3,281	789,654	—	792,935	—	7,979	7,979
Payroll finance	—	227,452	—	227,452	—	2,738	2,738
Warehouse lending	—	782,646	—	782,646	—	2,800	2,800
Factored receivables	—	258,383	—	258,383	—	1,064	1,064
Equipment financing	3,577	1,211,465	—	1,215,042	—	12,450	12,450
Public sector finance	—	860,746	—	860,746	—	1,739	1,739
Commercial real estate	33,284	4,581,911	27,222	4,642,417	—	32,285	32,285
Multi-family	1,662	4,754,912	7,550	4,764,124	—	8,355	8,355
ADC	—	267,754	—	267,754	—	1,769	1,769
Residential mortgage	3,210	2,614,046	87,970	2,705,226	—	7,454	7,454
Consumer	7,249	290,336	8,038	305,623	—	2,843	2,843
Total portfolio loans	$100,998	$18,977,737	$139,795	$19,218,530	$—	$95,677	$95,677

Management considers a loan to be impaired when, based on current information and events, it is determined that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Evaluation of impairment is generally treated the same across all classes of loans on a loan-by-loan basis. Generally loans of $750 or less are evaluated for impairment on a

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

The following table presents the changes in the balance of the accretable yield discount for PCI loans for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
	2019	2018
Balance at beginning of period	$16,932	$45,582
Accretion of income	(2,111)	(3,029)
Charge-offs	(508)	(342)
Reclassification (to) from non-accretable difference	1,534	410
Other, adjustments	—	(15,072)
Balance at end of period	$15,847	$27,549

Income is not recognized on PCI loans unless we can reasonably estimate the cash flows that are expected to be collected over the life of the loan. The balance of PCI loans that were treated under the cost recovery method was $3,172 and $5,363 at March 31, 2019 and December 31, 2018, respectively.

The following table presents loans individually evaluated for impairment, excluding PCI loans, by segment of loans at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Unpaid principal balance	Recorded investment	Unpaid principal balance	Recorded investment
Loans with no related allowance recorded:
Traditional C&I	$50,565	$40,807	$64,653	$48,735
Asset-based lending	2,792	2,307	3,859	3,281
Equipment financing	3,974	3,722	3,577	3,577
Commercial real estate	34,047	29,346	43,119	33,284
Multi-family	4,705	4,373	2,341	1,662
ADC	789	789	—	—
Residential mortgage	4,784	4,629	3,430	3,210
Consumer	6,400	6,400	7,249	7,249
Total	$108,056	$92,373	$128,228	$100,998

At March 31, 2019 and December 31, 2018, there were no payroll finance, warehouse lending, factored receivables or public sector finance loans that were individually evaluated for impairment.

Our policy generally requires a charge-off of the difference between the present value of the cash flows or the net collateral value of the collateral securing the loan and our recorded investment. As a result, there were no impaired loans with an allowance recorded at March 31, 2019 or December 31, 2018.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The following table presents the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for the three months ended March 31, 2019 and March 31, 2018:

	For the three months ended
	March 31, 2019			March 31, 2018
	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized	QTD average recorded investment	Interest income recognized	Cash-basis interest income recognized
Loans with no related allowance recorded:
Traditional C&I	$41,835	$49	$—	$39,928	$140	$—
Asset-based lending	1,864	—	—	—	—	—
Equipment financing	2,590	—	—	1,411	—	—
Commercial real estate	28,586	172	—	12,190	44	—
Multi-family	3,224	16	—	2,001	16	—
ADC	395	13	—	4,138	3	—
Residential mortgage	2,502	—	—	2,599	—	—
Consumer	5,191	—	—	3,127	—	—
Total	$86,187	$250	$—	$65,394	$203	$—

For the three months ended March 31, 2019 and 2018, there were no payroll finance, warehouse lending, factored receivables or public sector finance loans that were impaired, and there was no cash-basis interest income recognized.

Troubled Debt Restructurings (“TDRs”)
The following tables set forth the amounts and past due status of our TDRs at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$5,935	$—	$—	$—	$19,705	$25,640
Asset-based lending	—	—	—	—	1,294	1,294
Equipment financing	1,688	—	—	—	2,288	3,976
Commercial real estate	8,859	—	—	—	6,516	15,375
ADC	—	—	—	—	434	434
Residential mortgage	6,818	—	—	—	2,195	9,013
Consumer	6,020	—	57	214	277	6,568
Total	$29,320	$—	$57	$214	$32,709	$62,300

There were no payroll finance, warehouse lending, factored receivables, public sector finance or multi-family loans that were TDRs for the period presented above.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

	December 31, 2018
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$9,011	$—	$—	$—	$25,672	$34,683
Asset-based lending	—	—	—	—	1,276	1,276
Equipment financing	1,905	—	9	—	2,367	4,281
Commercial real estate	11,071	—	—	—	7,112	18,183
ADC	—	—	—	434	—	434
Residential mortgage	5,688	—	103	—	2,312	8,103
Consumer	7,217	215	69	216	208	7,925
Total	$34,892	$215	$181	$650	$38,947	$74,885
There were no payroll finance, warehouse lending, factored receivables, public sector finance or multi-family loans that were TDRs for the period presented above.
We did not have any outstanding commitments to lend additional amounts to customers with loans classified as TDRs as of March 31, 2019 or December 31, 2018.
The following table presents loans by segment modified as TDRs that occurred during the first three months of 2019 and 2018:

	March 31, 2019			March 31, 2018
		Recorded investment			Recorded investment
	Number	Pre- modification	Post- modification	Number	Pre- modification	Post- modification
Traditional C&I	—	$—	$—	1	$12,766	$12,766
Equipment financing	1	5,026	5,026	1	670	670
Residential mortgage	2	895	895	5	808	603
Total TDRs	3	$5,921	$5,921	7	$14,244	$14,039

There were no asset-based lending, payroll finance, warehouse lending, factored receivables, public sector finance, commercial real estate, multi-family or consumer loans modified as TDRs during the first three months of 2019 or 2018.

During the three months ended March 31, 2019 and 2018, except for certain TDRs that are included in non-accrual loans, there were no TDRs that experienced a payment default within the twelve months following the modification. A payment default is defined as missing three consecutive monthly payments or being over 90 days past due on a scheduled payment. TDRs are formal loan modifications which consist mainly of an extension of the loan maturity date, converting a loan to interest only for some defined period of time, deferral of interest payments, waiver of certain covenants, or reducing collateral requirements or interest rates. TDRs during the periods presented above did not significantly impact the determination of the allowance for loan losses.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

(5) Allowance for Loan Losses

Activity in the allowance for loan losses for the three months ended March 31, 2019 and 2018 is summarized below:

	For the three months ended March 31, 2019
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision / (credit)	Ending balance
Traditional C&I	$14,201	$(4,839)	$139	$(4,700)	$8,435	$17,936
Asset-based lending	7,979	—	—	—	594	8,573
Payroll finance	2,738	—	1	1	(639)	2,100
Warehouse lending	2,800	—	—	—	(2,107)	693
Factored receivables	1,064	(32)	121	89	(61)	1,092
Equipment financing	12,450	(1,249)	131	(1,118)	2,994	14,326
Public sector finance	1,739	—	—	—	(605)	1,134
Commercial real estate	32,285	(17)	9	(8)	810	33,087
Multi-family	8,355	—	103	103	201	8,659
ADC	1,769	—	—	—	143	1,912
Residential mortgage	7,454	(1,085)	1	(1,084)	555	6,925
Consumer	2,843	(443)	243	(200)	(120)	2,523
Total allowance for loan losses	$95,677	$(7,665)	$748	$(6,917)	$10,200	$98,960
Annualized net charge-offs to average loans outstanding:						0.14%

	For the three months ended March 31, 2018
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision / (credit)	Ending balance
Traditional C&I	$19,072	$(3,572)	$214	$(3,358)	$3,696	$19,410
Asset-based lending	6,625	—	—	—	(298)	6,327
Payroll finance	1,565	—	22	22	(112)	1,475
Warehouse lending	3,705	—	—	—	(597)	3,108
Factored receivables	1,395	(3)	3	—	(226)	1,169
Equipment financing	4,862	(4,199)	72	(4,127)	5,837	6,572
Public sector finance	1,797	—	—	—	109	1,906
Commercial real estate	24,945	(1,353)	16	(1,337)	614	24,222
Multi-family	3,261	—	3	3	3,483	6,747
ADC	1,680	—	—	—	352	2,032
Residential mortgage	5,819	(39)	15	(24)	224	6,019
Consumer	3,181	(125)	131	6	(82)	3,105
Total allowance for loan losses	$77,907	$(9,291)	$476	$(8,815)	$13,000	$82,092
Annualized net charge-offs to average loans outstanding:						0.18%

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

Credit Quality Indicators
As part of the ongoing monitoring of the credit quality of our loan portfolio, management tracks certain credit quality indicators, including trends related to (i) the weighted-average risk grade of commercial loans; (ii) the level of classified commercial loans; (iii) the delinquency status of residential mortgage and consumer loans, including home equity lines of credit (“HELOC”) and other consumer loans; (iv) net charge-offs; (v) non-performing loans (see details above); and (vi) the general economic conditions in the greater New York metropolitan region. We analyze loans individually by classifying the loans by credit risk, except residential mortgage loans, HELOC and other consumer loans, which are evaluated on a homogeneous pool basis unless the loan balance is greater than $750. This analysis is performed at least quarterly on all graded 7-Special Mention and lower loans. We use the following definitions of risk ratings:

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

Loans that are risk-rated 1 through 6 as defined above are considered to be pass-rated loans. As of March 31, 2019, the risk category of gross loans by segment was as follows:

	Special Mention			Substandard
	Originated	Acquired	Total	Originated	Acquired	Total
March 31, 2019
Traditional C&I	$7,510	$82	$7,592	$53,421	$122	$53,543
Asset-based lending	13,228	23,007	36,235	20,164	6,617	26,781
Payroll finance	—	—	—	17,533	—	17,533
Equipment financing	14,231	13,031	27,262	23,538	—	23,538
CRE	10,929	9,940	20,869	43,123	5,559	48,682
Multi-family	22,366	7,598	29,964	35,656	1,793	37,449
ADC	—	—	—	1,223	—	1,223
Residential mortgage	3,212	1,790	5,002	34,427	33,017	67,444
Consumer	934	196	1,130	9,340	3,161	12,501
Total	$72,410	$55,644	$128,054	$238,425	$50,269	$288,694

At March 31, 2019, there were $45,952 of special mention loans and $116,062 of substandard loans that were originally considered acquired loans but were migrated to the originated loans portfolio as they have been designated criticized or classified status or have been placed on non-accrual since the acquisition date.

As of December 31, 2018, the risk category of gross loans by segment was as follows:

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

At March 31, 2019 there were no loans rated doubtful. At December 31, 2018 there were $59 of originated consumer loans rated doubtful. At March 31, 2019 and December 31, 2018 there were no mortgage warehouse or public sector finance loans that were rated special mention or substandard.

There were no loans rated loss at March 31, 2019 or December 31, 2018.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

(6) Goodwill and Other Intangible Assets

The balance of goodwill and other intangible assets for the periods presented were as follows:

	March 31,	December 31,
	2019	2018
Goodwill	$1,657,814	$1,613,033
Other intangible assets:
Core deposits	$99,678	$104,263
Customer lists	4,541	4,740
Non-compete agreements	—	42
Trade name	20,500	20,500
Total	$124,719	$129,545

The increase in goodwill at March 31, 2019 compared to December 31, 2018 was due to the commercial loan portfolio and origination platform acquired from Woodforest National Bank in February 2019. See Note 2. “Acquisitions” for additional information.

The decrease in other intangible assets at March 31, 2019 compared to December 31, 2018 was due to amortization of intangibles.

The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2019 was as follows:

Amortization expense
Remainder of 2019	$14,354
2020	16,800
2021	15,104
2022	13,703
2023	12,322
2024	10,448
Thereafter	21,488
Total	$104,219

(7) Deposits

Deposit balances at March 31, 2019 and December 31, 2018 were as follows:

	March 31,	December 31,
	2019	2018
Non-interest bearing demand	$4,321,310	$4,241,923
Interest bearing demand	4,400,725	4,207,392
Savings	2,358,905	2,382,520
Money market	7,611,522	7,905,382
Certificates of deposit	2,533,177	2,476,931
Total deposits	$21,225,639	$21,214,148
Total municipal deposits, which are included in the deposit balances above, were $2,027,563 and $1,751,670 at March 31, 2019 and December 31, 2018, respectively. See Note 3. “Securities” for the aggregate amount of securities that were pledged as collateral for municipal deposits and other purposes.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

Brokered deposits at March 31, 2019 and December 31, 2018 were as follows:

	March 31,	December 31,
	2019	2018
Interest bearing demand	$15,320	$23,742
Money market	869,175	983,889
CDARs(1) and ICS(2) one way	150,206	150,192
Total brokered deposits	$1,034,701	$1,157,823
1 CDARs are deposits generated through the certificate of deposit account registry service.
2 ICS are deposits generated through the insured cash sweep program.

(8) Borrowings

Our borrowings and weighted average interest rates were as follows for the periods presented:

	March 31,		December 31,
	2019		2018
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB borrowings	$3,259,507	2.38%	$4,838,772	2.40%
Repurchase agreements	27,020	1.22	21,338	1.20
3.50% Senior Notes	173,952	3.19	181,130	3.19
Subordinated Notes	173,001	5.45	172,943	5.45
Total borrowings	$3,633,480	2.56%	$5,214,183	2.52%
By remaining period to maturity:
Less than one year	$2,535,225	2.46%	$3,958,635	2.48%
One to two years	824,912	2.30	831,889	2.28
Two to three years	100,342	2.15	250,716	2.04
Greater than five years	173,001	5.45	172,943	5.45
Total borrowings	$3,633,480	2.56%	$5,214,183	2.52%

FHLB borrowings. As a member of the FHLB, the Bank may borrow up to a discounted percentage of the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of March 31, 2019 and December 31, 2018, the Bank had total residential mortgage and commercial real estate loans pledged after discount of $7,556,051 and $8,526,247, respectively. In addition to the pledged mortgages, the Bank had also pledged securities to secure borrowings, which are disclosed in Note 3. “Securities.” As of March 31, 2019, the Bank had unused borrowing capacity at the FHLB of $4,435,364 and may increase such borrowing capacity by pledging securities not required to be pledged for other purposes with a collateral value of approximately $3,048,586.

Repurchase agreements. The Bank enters into sales of securities under agreements to repurchase. These repurchase agreements facilitate the needs of our customers and a portion of our secured short-term funding needs. Securities sold under agreements to repurchase at March 31, 2019 and December 31, 2018 are secured short-term borrowings that mature in one to 45 days and are generally renewed on a continuous basis. Repurchase agreements are stated at the amount of cash received in connection with these transactions. The securities pledged under these repurchase agreements fluctuate in value due to market conditions. The Bank is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.

3.50% Senior Notes. On October 2, 2017, in connection with the Astoria Merger, we assumed $200,000 principal amount of 3.50% fixed rate senior notes that mature on June 8, 2020 (the “3.50% Senior Notes”). The 3.50% Senior Notes were issued by Astoria on June 8, 2017 through a public offering. We recorded the 3.50% Senior Notes at an estimated fair value of 100.76% on the acquisition date, which was based on the quoted market value. The fair value adjustment, with a remaining balance of $579 at March 31, 2019, is being amortized over the remaining maturity using a level-yield methodology, which results in an effective cost of 3.19%. During the three months ended March 31, 2019, we repurchased $7,000 of the 3.50% Senior Notes and recorded a gain of $46.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

Subordinated Notes. On March 29, 2016, the Bank issued $110,000 principal amount of 5.25% fixed-to-floating rate subordinated notes (the “Subordinated Notes”) through a private placement at a discount of 1.25%. The cost of issuance was $500. On September 2, 2016, the Bank reopened the Subordinated Notes offering and issued an additional $65,000 principal amount of Subordinated Notes. The Subordinated Notes issued September 2, 2016 are fully fungible with, rank equally in right of payment with, and form a single series with the Subordinated Notes issued in March 2016. The Subordinated Notes issued in September 2016 were issued to the purchasers at a premium of 0.50% and an underwriters discount of 1.25%. The cost of issuance was $275. At March 31, 2019, the net unamortized discount of all Subordinated Notes was $1,999, which will be accreted to interest expense over the life of the Subordinated Notes, resulting in an effective yield of 5.45%. Interest is due semi-annually in arrears on April 1 and October 1 of each year, until April 1, 2021. From and including April 1, 2021, the Subordinated Notes will bear interest at a floating rate per annum equal to three-month LIBOR plus 3.937%, payable quarterly on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2021, through maturity on April 1, 2026 or earlier redemption. The Subordinated Notes are redeemable by the Bank, in whole or in part, on April 1, 2021 and each interest payment date thereafter. The Subordinated Notes are redeemable in whole at any time upon the occurrence of certain specified events. The Subordinated Notes are unsecured, subordinated obligations of the Bank and are subordinated in right of payment to all of the Bank’s existing and future senior indebtedness, including claims of depositors and general creditors. The Subordinated Notes qualify as Tier 2 capital for regulatory purposes. See Note 16. “Stockholders’ Equity” for additional information.

Revolving line of credit. Effective September 2, 2018, we renewed our $35,000 revolving line of credit facility (the “Credit Facility”). The Credit Facility, which is with another financial institution, matures on September 2, 2019. The balance was zero at March 31, 2019 and December 31, 2018. The use of proceeds are for general corporate purposes. The Credit Facility and accrued interest is payable at maturity, and we are required to maintain a zero balance for at least 30 days during its term. Loans under the Credit Facility bear interest at one-month LIBOR plus 1.25%. Under the terms of the Credit Facility, we must maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. We were in compliance with all requirements of the Credit Facility at March 31, 2019.

(9) Leases

At March 31, 2019, operating lease right-of-use assets of $122,084 and operating lease liabilities of $128,257 were included in other assets and other liabilities, respectively, on our consolidated balance sheet. We do not have any significant finance leases in which we are the lessee. We have operating leases for financial centers, back-office operations locations, business development offices, information technology data centers and equipment. Our leases have remaining terms of one to 16 years, some of which include options to extend the lease for up to 10 years and some of which include options to terminate the lease within two years. Sub-leases are not material to our financial statements and were not considered in the right-of-use asset or lease liability.

The components of lease expense were as follows:

March 31, 2019
Operating lease expense	$4,943
Sub-lease income	(604)
Net lease expense	$4,339

Rent expense for the three months ended March 31, 2018, prior to the adoption of ASU 2016-02, was $4,406.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

Maturities of lease liabilities were as follows:

Remainder of 2019	$14,697
2020	19,379
2021	17,823
2022	16,109
2023	14,504
2024	12,703
2025 and thereafter	54,229
Total lease payments	149,444
Interest	21,187
Present value of lease liabilities	$128,257

Lease Term and Discount Rate:

March 31, 2019
Weighted average remaining lease term (years)	8.71
Weighted average remaining discount rate	3.25%

(10) Derivatives

We have entered into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which we enter into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customers to effectively convert a variable rate loan to a fixed rate loan. Because we act as an intermediary for our customers, changes in the fair value of the underlying derivative contracts largely offset each other and do not materially impact results of operations.

We have entered into interest rate swap contracts that are both over-the-counter, or OTC, and those that are exchanged on futures markets such as the Chicago Mercantile Exchange (“CME”). At March 31, 2019 and December 31, 2018, the OTC derivatives are included in our financial statements at the gross fair value amount of the asset (included in other assets) and liability (included in other liabilities), which represents the change in the fair value of the contract since inception. The CME legally characterizes variation margin payments (a payment made based on changes in the fair value of the interest rate swap contracts) as a settlement, referred to as settled-to-market (“STM”). As a result, at March 31, 2019 and December 31, 2018, the Company paid cash under STMs in the amounts of $19,224 and $5,214, respectively, for the net fair value of its CME interest rate swap contracts with another financial institution. The variation margin payment may change daily, positively or negatively, based on the change in the fair value of the underlying interest rate swap contracts.

We do not typically require our commercial customers to post cash or securities as collateral on its program of back-to-back swaps. However, certain language is written into the International Swaps and Derivatives Association agreement and loan documents where, in default situations, we are allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

Summary information as of March 31, 2019 and December 31, 2018 regarding these derivatives is presented below:

	Notional amount	Average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
March 31, 2019
Included in other assets:
Third-party interest rate swap	$313,515				$898
Customer interest rate swap	990,356				32,496
Total	$1,303,871	5.72	4.69%	1 m Libor + 2.26%	$33,394
Included in other liabilities:
Third-party interest rate swap	$(990,356)				$(10,119)
Customer interest rate swap	(313,515)				(4,051)
Total	$(1,303,871)	5.72	4.69%	1 m Libor + 2.26%	$(14,170)
December 31, 2018
Included in other assets:
Third-party interest rate swap	$516,419				$1,963
Customer interest rate swap	556,934				16,252
Total	$1,073,353	5.90	4.65%	1 m Libor + 2.29%	$18,215
Included in other liabilities:
Third-party interest rate swap	$(556,934)				$(4,351)
Customer interest rate swap	(516,419)				(8,650)
Total	$(1,073,353)	5.90	4.65%	1 m Libor + 2.29%	$(13,001)

(11) Income Taxes

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory federal tax rate for the following reasons:

	For the three months ended
	March 31,
	2019	2018
Income before income tax expense	$129,911	$128,328
Tax at federal statutory rate of 21%	27,281	26,948
State and local income taxes, net of federal tax benefit	6,690	6,059
Tax exempt interest, net of disallowed interest	(5,253)	(4,627)
BOLI income	(769)	(763)
Low income housing tax credits and other benefits	(4,347)	(2,125)
Low income housing investment amortization expense	3,810	998
Equity-based stock compensation benefit	(106)	(379)
FDIC insurance premium limitation	254	486
Other, net	914	2,859
Actual income tax expense	$28,474	$29,456
Effective income tax rate	21.9%	23.0%

Net deferred tax assets totaled $7,742 at March 31, 2019 and $53,990 at December 31, 2018. The decline in net deferred tax assets at March 31, 2019 compared to December 31, 2018 was mainly due to the change in unrealized losses on available for sale securities.

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

We are generally no longer subject to examination by federal, state and local taxing authorities for tax years prior to December 31, 2015.
(12) Stock-Based Compensation

We have one active stock-based compensation plan, as described below.

Our stockholders approved the 2015 Omnibus Equity and Incentive Plan (the “2015 Plan”) on May 28, 2015. The 2015 Plan permits the grant of stock options, stock appreciation rights, restricted stock (both time-based and performance-based), restricted stock units, deferred stock and other stock-based awards. The total number of shares that may be awarded under the 2015 Plan is 2,800,000 shares plus the remaining shares available for grant under the stockholder approved 2014 Stock Incentive Plan as of the date of adoption of the 2015 Plan. At March 31, 2019, there were an aggregate, 778,517 shares available for future grant under the 2015 Plan.

Under the 2015 Plan, one share is deducted from the 2015 Plan for every share that is awarded and delivered under the 2015 Plan.

Restricted stock awards are granted with a fair value equal to the market price of our common stock at the date of grant. Stock option awards are granted with a strike price that is equal to the market price of our common stock at the date of grant. The restricted stock awards generally vest in equal installments annually on the anniversary date of grant and have total vesting periods ranging from one to five years, while stock options have 10-year contractual terms.

The following table summarizes the activity in our stock-based compensation plan for the three months ended March 31, 2019:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at January 1, 2019	2,318,950	1,333,514	$22.12	686,539	$11.20
Granted	(1,501,511)	1,501,511	19.63	—	—
Stock awards vested (1)	(70,353)	(489,373)	19.43	—	—
Exercised	—	—	—	(3,893)	14.05
Forfeited	31,431	(31,431)	23.07	—	—
Canceled/expired	—	—	—	—	—
Balance at March 31, 2019	778,517	2,314,221	$21.06	682,646	$11.18
Exercisable at March 31, 2019				682,646	$11.18
(1) The 70,353 shares vested represents performance shares granted in February 2016 to certain executives with a three-year measurement period. These shares vested in the first quarter of 2019 at 150.0% of the target amount granted, which resulted in additional expense of $1,000.

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $5,086 at March 31, 2019.

We use an option pricing model to estimate the grant date fair value of stock options granted. There were no stock options granted during the three months ended March 31, 2019 or March 31, 2018.

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

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense associated with stock options and non-vested stock awards and the related income tax benefit are presented below:

	For the three months ended
	March 31,
	2019	2018
Stock options	$—	$2
Non-vested stock awards/performance units	5,123	2,852
Total	$5,123	$2,854
Income tax benefit	1,127	665
Proceeds from stock option exercises	55	329

Unrecognized stock-based compensation expense as of March 31, 2019 was as follows:

March 31, 2019
Stock options	$—
Non-vested stock awards/performance units	42,619
Total	$42,619

The weighted average period over which unrecognized non-vested stock awards/performance units expense is expected to be recognized is 2.47 years.

(13) Pension and Other Post-Retirement Benefits

Total pension and other post-retirement benefits expense is comprised of the following for the periods presented below:

	For the three months ended
	March 31, 2019		March 31, 2018
	Pension Benefits	Other Post Retirement Benefits	Pension Benefits	Other Post Retirement Benefits
Service cost	$—	$15	$—	$21
Interest cost	2,293	305	2,122	273
Expected return on plan assets	(2,394)	—	(3,353)	—
Net amortization and deferral	—	(82)	—	—
Net periodic pension and other post-retirement (benefit) expense	$(101)	$238	$(1,231)	$294

Total net periodic pension and other post-retirement (benefit) expense is included as a component of other non-interest expense.

Our pension benefit plans include all of the assets and liabilities of the Astoria Bank Pension Plan, the Astoria Excess and Supplemental Benefit Plans, the Astoria Directors’ Retirement Plan, the Greater New York Savings Bank Directors’ Retirement Plan and the Long Island Bancorp Directors’ Retirement Plan, which were assumed in the Astoria Merger. We have announced plans to terminate the Astoria Bank Pension Plan in 2019 and do not anticipate any additional contributions, or expect any assets to be returned from this plan.

Our other post retirement benefit plans include the assumed Astoria Bank Retiree Health Care Plan and the Astoria Bank BOLI plan, along with other non-qualified Supplemental Executive Retirement Plans (“SERPs”) that provide certain directors, officers and executives with supplemental retirement benefits.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

We contributed $391 and $276 to fund pension and other post retirement benefits during the three months ended March 31, 2019 and 2018, respectively. The Astoria Bank Pension Plan was overfunded by $13,747 and $13,608 at March 31, 2019 and December 31, 2018, respectively, and such over funded amounts are included in other assets in our consolidated balance sheets. The remaining pension benefit plans and other post retirement benefit plans were underfunded by $35,153 and $35,278 at March 31, 2019 and December 31, 2018, respectively, and such underfunded amounts are included in other liabilities in our consolidated balance sheets.

(14) Non-Interest Income and Other Non-Interest Expense

(a) Non-Interest Income - Revenue from Contracts with Customers
Our significant sources of non-interest income are presented on the face of the consolidated income statements. A description of our revenue streams follows:

Deposit fees and service charges. We earn fees from our deposit customers mainly for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time we fulfill the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which we satisfy the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Accounts receivable management / factoring commissions and other fees. We earn these fees / commissions from our payroll finance and factoring businesses, as described below.

Payroll finance. We provide financing and back office support services, which include preparation of payroll, payroll tax payments, billings and collections, for clients in the temporary staffing industry.  Upon completion of the back office support services, and as payroll remittances are made on behalf of the client to fund their employee payroll, which typically occurs weekly, we recognize a portion of the total revenue generated as non-interest income. We collect invoices directly from the borrower’s customers, and retain the amounts billed for the temporary staffing services provided, and remit the remaining funds to the borrower net of amounts advanced, payroll taxes withheld, our fees, and subject to a reserve to offset potential uncollectible balances.

Factored Receivables. We provide accounts receivable management services.  The purchase of a client’s accounts receivable is traditionally known as “factoring” and results in payment by the client of a factoring fee. The factoring fee included in non-interest income represents compensation to us for the bookkeeping and collection services provided.  The factoring fee, which is non-refundable, is recognized at the time the receivable is assigned to us. Other revenue associated with factored receivables includes wire fees, technology fees, field examination fees and UCC fees. All such fees are recognized as income upon receipt, which is when our obligations are provided to our customers.

Investment management fees. We earn investment management fees from our contracts with customers to manage assets for investment, and / or to transact on their accounts. Advisory fees are primarily earned over time as we provide the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of assets under management at month end. Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed, i.e., the trade date.

Gains / Losses on sales of other real estate owned (“OREO”). We record a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When we finance the sale of OREO to the buyer, we assess whether the buyer is committed to perform its obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, we may adjust the transaction price and related gain (loss) on sale if a significant financing component is present.

Contract Balances. A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. Our non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as investment management fees based on period-end market values. Consideration is often received immediately or shortly after we satisfy our performance obligation and revenue is recognized. We do not typically enter into long-term revenue contracts with customers, and therefore, do not experience significant contract balances. As of March 31, 2019 and December 31, 2018, we did not have any significant contract balances.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

(b) Other Non-Interest Expense
Other non-interest expense items for the three months ended March 31, 2019 and 2018, respectively, are presented in the following table:

	For the three months ended
	March 31,
	2019	2018
Other non-interest expense:
Professional fees	$4,148	$3,502
Advertising and promotion	991	1,543
Telephone	1,895	1,558
Operational losses	583	1,275
Insurance & surety bond premium	1,062	571
Pension plan expense (benefit)	74	(1,008)
Other	8,191	5,833
Total other non-interest expense	$16,944	$13,274

(15) Earnings Per Common Share

The following is a summary of the calculation of earnings per common share (“EPS”):

	For the three months ended
	March 31,
	2019	2018
Net income available to common stockholders	$99,448	$96,873
Weighted average common shares outstanding for computation of basic EPS	213,157,090	224,730,686
Common-equivalent shares due to the dilutive effect of stock options and unvested performance share grants(1)	348,752	533,461
Weighted average common shares for computation of diluted EPS	213,505,842	225,264,147
EPS:
Basic	$0.47	$0.43
Diluted	0.47	0.43
Weighted average common shares that could be exercised that were anti-dilutive for the period(2)	—	—
(1) Represents incremental shares computed using the treasury stock method.
(2) Anti-dilutive shares are not included in determining diluted EPS. There were no anti-dilutive shares in the three months ended March 31, 2019 or March 31, 2018.
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

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital (as defined in the regulations) for both the Bank and us includes a permissible portion of the allowance for loan losses and $173,001 and $144,824 of the Subordinated Notes, respectively. During the final five years of the term of the Subordinated Notes, the permissible portion eligible for inclusion in Tier 2 capital decreases by 20% annually.

The Common Equity Tier 1, Tier 1 and Total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets (“RWA”). RWA is calculated based on regulatory requirements and includes total assets, excluding goodwill and other intangible assets, allocated by risk weight category, and certain off-balance-sheet items, among other items.

The following tables present actual and required capital ratios as of March 31, 2019 and December 31, 2018 for us and the Bank under the Basel III Capital Rules. The Basel III Capital Rules became fully phased-in on January 1, 2019. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2018 include the minimum required capital levels applicable as of that date as well as the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules became fully phased-in. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III		Required to be considered well- capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
March 31, 2019
Common equity tier 1 to RWA:
Sterling National Bank	$2,780,903	13.13%	$1,483,071	7.00%	$1,377,138	6.50%
Sterling Bancorp	2,539,554	11.98	1,484,270	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	2,780,903	13.13%	1,800,872	8.50%	1,694,939	8.00%
Sterling Bancorp	2,677,772	12.63	1,802,328	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	3,053,518	14.41%	2,224,607	10.50%	2,118,673	10.00%
Sterling Bancorp	2,922,209	13.78	2,226,405	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	2,780,903	9.58%	1,161,717	4.00%	1,452,147	5.00%
Sterling Bancorp	2,677,772	9.21	1,162,518	4.00	N/A	N/A

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

	Actual		Minimum capital required - Basel III phase-in schedule		Minimum capital required - Basel III fully phased-in		Required to be considered well- capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2018
Common equity tier 1 to RWA:
Sterling National Bank	$2,915,484	13.55%	$1,371,480	6.375%	$1,505,939	7.00%	$1,398,372	6.50%
Sterling Bancorp	2,649,593	12.31	1,372,457	6.375	1,507,011	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	2,915,484	13.55%	1,694,181	7.875%	1,828,640	8.50%	1,721,073	8.00%
Sterling Bancorp	2,788,016	12.95	1,695,388	7.875	1,829,942	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	3,184,758	14.80%	2,124,450	9.875%	2,258,908	10.50%	2,151,341	10.00%
Sterling Bancorp	3,027,124	14.06	2,125,963	9.875	2,260,517	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	2,915,484	9.94%	1,172,964	4.00%	1,172,964	4.00%	1,466,206	5.00%
Sterling Bancorp	2,788,016	9.50	1,173,883	4.00	1,173,883	4.00	N/A	N/A

The Bank and the Company are subject to the regulatory capital requirements administered by the FRB, and, for the Bank, the Office of the Comptroller of the Currency. Regulatory authorities can initiate certain mandatory actions if the Bank or the Company fails to meet the minimum capital requirements, which could have a direct material effect on our financial statements. As of March 31, 2019, and December 31, 2018, the most recent regulatory notifications categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the classification.

(b) Dividend Restrictions
We are mainly dependent on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that fiscal year combined with the retained net profits for the preceding two fiscal years. Under the foregoing dividend restrictions and while maintaining its “well-capitalized” status, at March 31, 2019, the Bank had capacity to pay aggregate dividends of up to $165,000 to us without prior regulatory approval.

(c) Stock Repurchase Plans
From time to time, our Board of Directors has authorized stock repurchase plans. We may purchase up to 20,000,000 common shares, between the fourth quarter of 2018 and first quarter of 2019 we purchased a total of 17,117,366 of the authorized shares. Repurchases may be made at management’s discretion through open market purchases and block trades in accordance with SEC and regulatory requirements. Any common shares purchased will be held as Treasury stock and made available for general corporate purposes. In the three months ended March 31, 2019, there were 8,002,595 shares repurchased under the repurchase program and none during the three months ended March 31, 2018. On April 24, 2019, our Board of Directors increased the number of shares authorized for repurchase by 10,000,000 common shares.

(17) Commitments and Contingencies

(a) Off-Balance Sheet Financial Instruments
In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. We minimize our exposure to losses under these commitments by subjecting them to credit approval and monitoring procedures.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

We enter into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes.  Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Standby letters of credit are written conditional commitments issued by us to guarantee the performance of a customer to a third-party. In the event the customer does not perform in accordance with the terms of the agreement with the third-party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, we would be entitled to seek recovery from the customer. Based on our credit risk exposure assessment of its standby letter of credit arrangements, the arrangements contain security and debt covenants similar to those contained in loan agreements.

The contractual or notional amounts of these instruments, which reflect the extent of our involvement in particular classes of off-balance sheet financial instruments, are summarized as follows:

	March 31,	December 31,
	2019	2018
Loan origination commitments	$414,545	$417,027
Unused lines of credit	1,823,040	1,737,315
Letters of credit	300,123	287,779

(b) Litigation
We and the Bank are involved in a number of judicial proceedings concerning matters arising from their business activities. These include routine legal proceedings arising in the ordinary course of business. These proceedings also include actions brought against us and the Bank with respect to corporate matters and transactions in which we and the Bank are or were involved.

There can be no assurance as to the ultimate outcome of a legal proceeding; however, we and the Bank have generally denied liability in all significant litigation pending against them and intend to defend vigorously each case, other than matters that are determined appropriate to be settled. We and the Bank accrue a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. At March 31, 2019 and December 31, 2018 we have no amounts accrued for litigation.

(18) Fair Value Measurements

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
Investment Securities Available for Sale
The majority of our available for sale investment securities are reported at fair value utilizing Level 2 inputs. For these securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the securities’ terms and conditions, among other things.

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

As of March 31, 2019, management did not believe any of our securities are OTTI; however, management reviews all of our securities on at least a quarterly basis to assess whether impairment, if any, is OTTI.

Derivatives
The fair values of derivatives are based on valuation models using current observable market data (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counterparty as of the measurement date, which are considered Level 2 inputs. Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. The Company’s derivatives at March 31, 2019, consisted of interest rate swaps. (See Note 10. “Derivatives.”)

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

A summary of assets and liabilities at March 31, 2019 and December 31, 2018, respectively, measured at estimated fair value on a recurring basis, is as follows:

	March 31, 2019
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS(1):
Agency-backed	$2,051,304	$—	$2,051,304	$—
CMOs(2)/Other MBS	529,510	—	529,510	—
Total residential MBS	2,580,814	—	2,580,814	—
Other securities:
Federal agencies	216,272	—	216,272	—
Corporate	368,447	—	368,447	—
State and municipal	682,266	—	682,266	—
Total other securities	1,266,985	—	1,266,985	—
Total available for sale securities	3,847,799	—	3,847,799	—
Swaps	33,394	—	33,394	—
Total assets	$3,881,193	$—	$3,881,193	$—
Liabilities:
Swaps	$14,170	$—	$14,170	$—
Total liabilities	$14,170	$—	$14,170	$—

	December 31, 2018
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS(1):
Agency-backed	$2,268,851	$—	$2,268,851	$—
CMOs(2)/Other MBS	574,770	—	574,770	—
Total residential MBS	2,843,621	—	2,843,621	—
Federal agencies	273,973	—	273,973	—
Corporate bonds	527,965	—	527,965	—
State and municipal	225,004	—	225,004	—
Total other securities	1,026,942	—	1,026,942	—
Total available for sale securities	3,870,563	—	3,870,563	—
Swaps	18,215	—	18,215	—
Total assets	$3,888,778	$—	$3,888,778	$—
Liabilities:
Swaps	$13,001	$—	$13,001	$—
Total liabilities	$13,001	$—	$13,001	$—

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

(1) Residential MBS are debt securities whose cash flows come from residential mortgage and consumer loans, such as mortgages and HELOCs. A residential MBS is comprised of a pool of mortgage loans created by financial institutions, including governmental agencies. The cash flows from each mortgage loan included in the pool are structured through a special purpose entity into various classes and tranches, which then issues securities backed by those cash flows to investors.

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

Impaired Loans
The Company may record adjustments to the carrying value of loans based on fair value measurements, generally as partial charge-offs of the uncollectible portions of these loans. These adjustments also include certain impairment amounts for collateral dependent loans calculated in accordance with GAAP. Impairment amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated impairment amount applicable to that loan generally approximates the fair value of the loan. Real estate collateral is valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable by market participants. However, due to the substantial judgment applied and limited volume of activity as compared to other assets, fair value is based on Level 3 inputs. Estimates of fair value used for collateral supporting commercial loans not collateralized by real estate generally are based on assumptions not observable in the market place and are also based on Level 3 inputs. Impaired loans subject to non-recurring fair value measurements were $92,373 and $100,998 at March 31, 2019 and December 31, 2018, respectively. Changes in fair value recognized as a charge-off on loans held by us were $3,958 and $542 for the three months ended March 31, 2019 and 2018, respectively.

When an impaired loan is collateral dependent, we charge-off the difference between the recorded investment in the loan and the appraised value less cost to sell. A discount for estimated costs to dispose of the asset and overall marketability is used when estimating the amount of impairment.

A summary of the classes with impaired loans at March 31, 2019 and December 31, 2018, respectively, is set forth below:

	March 31, 2019
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Traditional C&I	$20,828	$—	$—	$20,828
Asset-based lending	1,294	—	—	1,294
Equipment financing	252	—	—	252
Commercial real estate	10,592	—	—	10,592
Multi-family	1,183	—	—	1,183
Residential mortgage	1,133	—	—	1,133
Total impaired loans measured at fair value	$35,282	$—	$—	$35,282

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

	December 31, 2018
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Traditional C&I	$28,780	$—	$—	$28,780
Commercial real estate	10,725	—	—	10,725
Multi-family	1,210	—	—	1,210
Residential mortgage	769	—	—	769
Total impaired loans measured at fair value	$41,484	$—	$—	$41,484

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

At March 31, 2019, the assumption for constant prepayment rates (“CPR”) ranged from 8.74 to 19.53, with a weighted average CPR of 9.14, and the assumption for market discount rate ranged from 9.06% to 20.00%, with a weighted average market discount rate of 9.54%. At December 31, 2018, the CPR assumption ranged from 7.98 to 24.07 with a weighted average CPR of 8.54, and the assumption for market discount rate ranged from 9.00% to 20.0% with a weighted average market discount rate of 9.60% The fair value of mortgage servicing rights at March 31, 2019 and December 31, 2018 was $11,105 and $11,715, respectively.

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
At March 31, 2019 and December 31, 2018, appraisals were discounted by 22.0%, which considers estimated costs to sell and overall marketability of the properties. OREO subject to non-recurring fair value measurement was $16,502 and $19,377 at March 31, 2019 and December 31, 2018, respectively. There were $141 and $200 of write-downs related to changes in fair value for OREO held by us during the three months ended March 31, 2019 and March 31, 2018, respectively.

Fair Value of Financial Instruments

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

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of March 31, 2019:

	March 31, 2019
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$314,255	$314,255	$—	$—
Securities available for sale	3,847,799	—	3,847,799	—
Securities held to maturity	2,067,251	—	2,079,057	—
Loans held for sale	248,972	—	248,972	—
Portfolio loans, net	19,809,513	—	—	19,859,037
Accrued interest receivable on securities	39,419	—	39,419	—
Accrued interest receivable on loans	76,345	—	—	76,345
FHLB stock and FRB stock	298,455	—	—	—
Swaps	33,394	—	33,394	—
Financial liabilities:
Non-maturity deposits	(18,692,462)	(18,692,462)	—	—
Certificates of deposit	(2,533,177)	—	(2,513,906)	—
FHLB borrowings	(3,259,507)	—	(3,250,738)	—
Other borrowings	(27,020)	—	(27,018)	—
Senior Notes	(173,952)	—	(179,634)	—
Subordinated Notes	(173,001)	—	(175,388)	—
Mortgage escrow funds	(102,036)	—	(102,036)	—
Accrued interest payable on deposits	(4,222)	—	(4,222)	—
Accrued interest payable on borrowings	(14,751)	—	(14,751)	—
Swaps	(14,170)	—	(14,170)	—

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of December 31, 2018:

	December 31, 2018
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$438,110	$438,110	$—	$—
Securities available for sale	3,870,563	—	3,870,563	—
Securities held to maturity	2,796,617	—	2,740,522	—
Loans held for sale	1,565,979	—	1,565,979	—
Portfolio loans, net	19,122,853	—	—	19,033,743
Accrued interest receivable on securities	38,722	—	38,722	—
Accrued interest receivable on loans	68,389	—	—	68,389
FHLB stock and FRB stock	369,690	—	—	—
Swaps	18,215	—	18,215	—
Financial liabilities:
Non-maturity deposits	(18,737,217)	(18,737,217)	—	—
Certificates of deposit	(2,476,931)	—	(2,447,534)	—
FHLB borrowings	(4,838,772)	—	(4,821,652)	—
Other borrowings	(21,338)	—	(21,337)	—
Senior Notes	(181,130)	—	(179,786)	—
Subordinated Notes	(172,943)	—	(177,481)	—
Mortgage escrow funds	(72,891)	—	(64,074)	—
Accrued interest payable on deposits	(3,191)	—	(3,191)	—
Accrued interest payable on borrowings	(11,823)	—	(11,823)	—
Swaps	(13,001)	—	(13,001)	—

(19) Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows as of the dates shown below:

	March 31,	December 31,
	2019	2018
Net unrealized holding loss on available for sale securities	$(27,055)	$(103,756)
Related income tax benefit	7,478	28,679
Available for sale securities, net of tax	(19,577)	(75,077)
Net unrealized holding loss on securities transferred to held to maturity	(1,101)	(3,518)
Related income tax benefit	304	972
Securities transferred to held to maturity, net of tax	(797)	(2,546)
Net unrealized holding gain on retirement plans	18,783	15,900
Related income tax benefit	(5,019)	(4,222)
Retirement plans, net of tax	13,764	11,678
Accumulated other comprehensive loss	$(6,610)	$(65,945)

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The following table presents the changes in each component of accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018:

	Net unrealized holding (loss) gain on available for sale securities	Net unrealized holding (loss) gain on securities transferred to held to maturity	Net unrealized holding gain (loss) on retirement plans	Total
For the three months ended March 31, 2019
Balance beginning of the period	$(75,077)	$(2,546)	$11,678	$(65,945)
Other comprehensive gain before reclassification	54,508	—	—	54,508
Securities reclassified from held to maturity to available for sale	(8,548)	—	—	(8,548)
Amounts reclassified from accumulated other comprehensive loss	9,540	1,749	2,086	13,375
Total other comprehensive income	55,500	1,749	2,086	59,335
Balance at end of period	$(19,577)	$(797)	$13,764	$(6,610)
For the three months ended March 31, 2018
Balance beginning of the period	$(22,324)	$(2,678)	$(1,164)	$(26,166)
Reclassification of the stranded income tax effects from the enactment of the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive loss	(4,376)	(525)	(228)	(5,129)
Other comprehensive (loss) before reclassification	(53,830)	—	—	(53,830)
Amounts reclassified from accumulated other comprehensive loss	5,421	169	491	6,081
Total other comprehensive (loss) income	(48,409)	169	491	(47,749)
Balance at end of period	$(75,109)	$(3,034)	$(901)	$(79,044)
Location in consolidated income statements where reclassification from accumulated other comprehensive loss is included	Net loss on sale of securities	Interest income on securities	Other non-interest expense

(20) Recently Issued Accounting Standards Not Yet Adopted

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13”). ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of our loan portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for us on January 1, 2020. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements. In that regard, we have formed a cross-functional working group under the direction of our Chief Financial Officer and our Chief Risk Officer. The working group is comprised of individuals from various areas including credit, risk management, finance and business intelligence, among others. We continue to work through our implementation plan and have made significant progress as follows:

•	through our principal vendor we are implementing estimation approaches and creating documentation to provide an audit trail for key design decisions and assumptions;

•	continued our efforts to migrate to a dual credit risk rating methodology;

•	established preliminary decisions regarding economic scenarios;

•	performed initial data gap assessment and completed remediation efforts;

•	conducted preliminary testing across investments securities portfolio;

•	commenced review of financial disclosure requirements; and

•	documented process for determining qualitative factors impacting the expected credit losses (“CECL”) estimate.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date. Although we anticipate the allowance for loan losses will be greater under the CECL model compared to the current loss incurred model, we do not anticipate the change will be material to our capital position.

ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 will be effective for us on January 1, 2020, and is not expected to have a significant impact on our financial statements.

ASU 2018-14, “Compensation - Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20)” (“ASU 2018-14”). ASU 2018-14 amends and modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The amendments in this update remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. ASU 2018-14 will be effective for us on January 1, 2021, with early adoption permitted, and is not expected to have a significant impact on our financial statements.

ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). ASU 2018-15 clarifies certain aspects of ASU 2015-05,“Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. Specifically, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 does not affect the accounting for the service element of a hosting arrangement that is a service contract. ASU 2018-15 will be effective for us on January 1, 2020, and is not expected to have a significant impact on our financial statements.

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

The factors described herein in Part II. Item 1A. Risk Factors or otherwise described in our filings with the SEC, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations expressed in our forward-looking statements, including, but not limited to:

•
our ability to successfully implement growth and strategic initiatives, and to integrate and fully realize cost savings and other benefits we estimate in connection with acquisitions and limit business disruption arising therefrom;

•	oversight of the Bank by the Consumer Financial Protection Bureau;

•	adverse publicity, regulatory actions or litigation with respect to us or other well-known companies and the financial services industry in general and a failure to satisfy regulatory standards;

STERLING BANCORP AND SUBSIDIARIES

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

General
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist the reader in understanding our financial condition and results of operations. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes included in Part I, Item 1 of this report and with our audited consolidated financial statements, including the accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Form 10-K. Operating results discussed herein are not necessarily indicative of the results of any future period.

Tax equivalent adjustments are the result of increasing income from tax exempt securities by an amount equal to the federal taxes that would be paid if the income were fully taxable based on a 21% effective income tax rate.

Dollar amounts in tables and the accompanying discussion that follows are stated in thousands, except for share and per share amounts and ratios.

Overview and Management Strategy
The Bank operates as a regional bank providing a broad offering of deposit, lending and wealth management products to commercial, consumer and municipal clients in our market area.

Our primary strategic objective is to drive positive operating leverage, which we believe will allow us to generate sustainable growth in revenues and earnings over time. We define operating leverage as the ratio of growth in adjusted total revenue divided by growth in adjusted total operating expenses (a reconciliation of non-GAAP financial measures is included beginning on page 65). To achieve this goal, we focus on the following initiatives:

•	Target specific “high value” client segments and geographic markets in which we have competitive advantages.

•	Deploy a single point of contact, relationship-based distribution strategy through our commercial banking teams and financial centers.

•
Continuously expand and refine our delivery and distribution channels by rationalizing our investments in businesses that do not meet our risk-adjusted return targets and re-allocating our capital and resources to hiring commercial banking teams and growing other businesses that are in-line with our commercial banking strategy risk-adjusted return targets.

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

STERLING BANCORP AND SUBSIDIARIES

businesses (collectively, our commercial finance businesses). We believe the Bank operates in an attractive footprint that presents us with significant opportunities to execute our strategy of targeting small and middle market commercial clients and affluent consumers.

We deploy a team-based distribution strategy in which clients are served by a focused and experienced group of relationship managers who are responsible for all aspects of the client relationship and delivery of our products and services. While the Astoria Merger resulted in substantial growth in 2018, our commercial banking teams also generated significant originations of loans and deposits. As of March 31, 2019, we had 30 commercial banking teams and 99 full service financial centers. We currently anticipate that we will increase our number of commercial banking teams by three to five annually and will reduce our financial centers as we continue to execute our real estate and financial center consolidation strategy.

Recent Developments
We made significant progress in our balance sheet transition strategy and generated strong commercial loan growth in the first quarter of 2019. Organically, we grew spot commercial loan balances by $392,516 since December 2018, which was offset by substantial run-off of residential mortgage loans, which decreased by $155,942. We plan to remain disciplined on new loan originations and portfolio acquisitions, focusing on diversified commercial asset classes where we can achieve our target risk-adjusted returns. To that end, we completed the following actions during the quarter:

▪	We sold $1,330,246 of residential mortgage loans and realized a gain on sale of $8,313. We anticipate selling approximately $200,000 of residential mortgage loans in the second quarter of 2019.

▪
On February 28, 2019, we acquired commercial loans with a fair value of $471,878 and a national origination platform from Woodforest National Bank. These loans are complementary to our existing asset-based lending and equipment finance businesses and have a weighted average interest rate of approximately 5.5%. Combined with our organic commercial loan volume, total commercial loans increased by $864,394 relative to the prior quarter end.

▪
We reduced our securities portfolio, shifting our proportion of securities to total earning assets closer to our long-term target of 20-22%. In total, we sold $738,751 of securities with a yield of 2.72% and realized a loss on sale of $13,184.

Our earnings performance for the first quarter of 2019 included reported net income available to common stockholders of $99,448, or $0.47 per diluted share, and adjusted net income available to common stockholders of $105,902, or $0.50 per diluted share. This represents growth of 2.7% in reported net income available to common stockholders and 5.0% in adjusted net income available to common stockholders, respectively, over the same period a year ago. In the first quarter of 2019, our reported operating efficiency ratio was 45.1% and our adjusted operating efficiency ratio was 40.5%. Our continued growth, diversification of our business and strong operating efficiency resulted in a reported return on average tangible assets of 1.39% and an adjusted return on average tangible assets of 1.48%, and a reported return on average tangible common stockholders’ equity of 16.00% and an adjusted return on average tangible common stockholders’ equity of 17.04%. Adjusted net income available to common stockholders, adjusted diluted EPS, reported operating efficiency ratio, adjusted operating efficiency ratio, reported return on average tangible assets, adjusted return on average tangible assets, reported return on average tangible common equity and adjusted return on average tangible common stockholders’ equity are non-GAAP financial measures that are reconciled to our GAAP results beginning on page 65.

A significant component of our strategy includes repositioning our earning assets to create a more optimal balance sheet. As of March 31, 2019, our total loan portfolio was $19,908,473, of which 49.3% were commercial mortgages consisting of commercial real estate loans, multi-family loans and ADC loans; 36.5% were C&I loans, which includes our traditional C&I and our commercial finance business lines; and 14.3% consisted of residential mortgage and consumer loans. The residential mortgage portfolio declined $155,942 in the first three months of 2019, and we anticipate it will continue to run-off at a pace of approximately $125,000 - $150,000 per quarter. We intend to replace the run-off of residential mortgage loans with more diversified commercial loans originated through our commercial banking teams, our commercial finance business lines, and through acquisitions. By the end of the fourth quarter of 2019, we are targeting a loan composition of approximately 45% C&I loans, 45% commercial mortgage loans, and 10% residential mortgage and consumer loans, which includes HELOCs and other loans to individuals. To accelerate the transition of our balance sheet, we will continue to evaluate potential acquisitions of commercial finance loan portfolios and other assets that meet our risk-adjusted return criteria, similar to the commercial loan acquisition we made in the first quarter of 2019.  As potential acquisition opportunities arise, we may reduce or divest a portion of our residential mortgage loans and investment securities.

We have consolidated 28 financial centers and two back office locations over the past twelve months, including seven in the first three months of 2019. At March 31, 2019, we operated 99 financial centers. We anticipate further consolidations of financial centers throughout 2019 and are targeting a total financial center count of 80 by mid-2020. In addition, we are also executing a back-office real estate consolidation strategy with the objective of reducing our real estate footprint while consolidating personnel into centralized locations. Through further rationalization of our real estate and reduced FTE count, we anticipate achieving an annual

STERLING BANCORP AND SUBSIDIARIES

operating expense run-rate, excluding the impact of amortization of intangible assets, of approximately $415,000 for the full year 2019.

In the first quarter of 2019, we repurchased 8,002,595 common shares. We anticipate completing our previously approved stock repurchase program in the second quarter of 2019. In April 2019 we increased our program by an additional 10 million shares.

Critical Accounting Policies
Our accounting and reporting policies are prepared in accordance with GAAP and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates. We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain; and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting policies related to the allowance for loan losses, business combinations, goodwill, trade names and other intangible assets, and deferred income taxes are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. For additional information regarding critical accounting policies, refer to Note 1. “Basis of Financial Statement Presentation” in the notes to consolidated financial statements included elsewhere in this report and the sections captioned “Critical Accounting Policies” and “Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2018 Form 10-K. There have been no significant changes in our application of critical accounting policies for the three months ended March 31, 2019.

Financial Impact of Recent Acquisitions
The balances of Advantage Funding were included in our balance sheet as of April 2, 2018, and the operating results of Advantage Funding were included in our results of operations from that day forward.

The balances of the commercial loan portfolio acquired from Woodforest National Bank were included in our balance sheet as of February 28, 2019, and the operating results from those assets were included in our results of operations from that day forward.

Selected financial condition data, statement of operations data, per share data, performance ratios, capital ratios, and asset quality data and ratios for the comparable periods are presented as follows:

STERLING BANCORP AND SUBSIDIARIES

	At or for the three months ended March 31,
	2019	2018
End of period balances:
Total securities	$5,915,050	$6,635,286
Portfolio loans	19,908,473	19,939,245
Total assets	29,956,607	30,468,780
Non-interest bearing deposits	4,321,310	4,019,917
Interest bearing deposits	16,904,329	16,603,316
Total deposits	21,225,639	20,623,233
Borrowings	3,633,480	4,927,594
Stockholders’ equity	4,419,223	4,273,755
Tangible common stockholders’ equity[1]	2,498,472	2,407,700
Average balances:
Total securities	$6,334,694	$6,602,175
Total loans[2]	20,412,274	19,635,900
Total assets	30,742,943	30,018,289
Non-interest bearing deposits	4,247,389	3,971,079
Interest bearing deposits	17,068,737	16,717,068
Total deposits and mortgage escrow	21,316,126	20,688,147
Borrowings	4,466,172	4,597,903
Stockholders’ equity	4,415,449	4,243,897
Tangible common stockholders’ equity (“TCE”)[1]	2,520,595	2,373,794
Selected operating data:
Total interest and dividend income	$309,400	$281,346
Total interest expense	73,894	46,976
Net interest income	235,506	234,370
Provision for loan losses	10,200	13,000
Net interest income after provision for loan losses	225,306	221,370
Total non-interest income	19,597	18,707
Total non-interest expense	114,992	111,749
Income before income tax expense	129,911	128,328
Income tax expense	28,474	29,456
Net income	$101,437	$98,872
Per share data:
Reported basic EPS (GAAP)	$0.47	$0.43
Reported diluted EPS (GAAP)	0.47	0.43
Adjusted diluted EPS[1] (non-GAAP)	0.50	0.45
Dividends declared per common share	0.07	0.07
Book value per share	20.43	18.34
Tangible book value per common share[1]	11.92	10.68
See legend on following page.

STERLING BANCORP AND SUBSIDIARIES

	At or for the three months ended March 31,
	2019	2018
Common shares outstanding:
Shares outstanding at period end	209,560,824	225,466,266
Weighted average shares basic	213,157,090	224,730,686
Weighted average shares diluted	213,505,842	225,264,147
Other data:
Full time equivalent employees at period end	1,855	2,016
Financial centers at period end	99	127
Performance ratios:
Return on average assets	1.31%	1.31%
Return on average equity	9.13	9.26
Reported return on average tangible assets[1]	1.39	1.39
Adjusted return on average tangible assets[1]	1.48	1.45
Reported return on average TCE[1]	16.00	16.55
Adjusted return on average TCE[1]	17.04	17.24
Reported operating efficiency[1]	45.1	44.2
Adjusted operating efficiency[1]	40.5	40.3
Net interest margin-GAAP	3.48	3.54
Net interest margin-tax equivalent[3]	3.54	3.60
Capital ratios (Company):
Tier 1 leverage ratio	9.21%	9.39%
Common equity Tier 1 capital ratio	11.98	12.65
Tier 1 risk-based capital ratio	12.63	13.35
Total risk-based capital ratio	13.78	14.46
Tangible equity to tangible assets	9.36	8.86
Tangible common equity to tangible assets[1]	8.87	8.38
Regulatory capital ratios (Bank):
Tier 1 leverage ratio	9.58%	10.00%
Tier 1 risk-based capital ratio and common equity Tier 1 capital ratio	13.13	14.23
Total risk-based capital ratio	14.41	15.51
Asset quality data and ratios:
Allowance for loan losses	$98,960	$82,092
Non-performing loans (“NPLs”)	170,415	182,046
Non-performing assets (“NPAs”)	186,917	206,539
Net charge-offs	6,917	8,815
NPAs to total assets	0.62%	0.68%
NPLs to total loans[4]	0.86	0.91
Allowance for loan losses to non-performing loans	58.07	45.09
Allowance for loan losses to total loans[4]	0.50	0.41
Annualized net charge-offs to average loans	0.14	0.18
________________
[1]     See a reconciliation of as reported financial measures to as adjusted (non-GAAP) financial measures beginning on page 65 below under the caption “Supplemental Reporting of Non-GAAP Financial Measures.”
[2]     Includes loans held for sale but excludes the allowance for loan losses.
[3]     Tax equivalent basis represents interest income earned on municipal securities divided by the applicable Federal tax rate of 21%.
[4]     Total loans excludes loans held for sale.

STERLING BANCORP AND SUBSIDIARIES

Results of Operations
For the three months ended March 31, 2019, we reported net income available to common stockholders of $99,448, or $0.47 per diluted common share, compared to net income available to common stockholders of $96,873, or $0.43 per diluted common share, for the three months ended March 31, 2018. The change in our results between the periods was mainly due to the following:

•	growth in balances of commercial loans, which reached $17,072,075 at March 31, 2019 and represented growth of 16.1% over March 31, 2018;

•	the completion of the Advantage Funding transaction on April 2, 2018; and

•	the completion of the commercial loan portfolio acquisition from Woodforest National Bank on February 28, 2019.

Details of the changes in the various components of net income available to common stockholders are further discussed below.

Net Interest Income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 92.3% and 92.6% of total revenue in the three months ended March 31, 2019 and 2018, respectively. Net interest margin is the ratio of taxable equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest bearing liabilities impact net interest income and net interest margin.

We are primarily funded by core deposits. Core deposits include retail, commercial and municipal transaction deposits, money market and savings accounts and certificates of deposit and exclude brokered deposits except for reciprocal brokered deposits through the Promontory Interfinancial Network, including Insured Cash Sweep (“ICS”) and CDAR balances. As of March 31, 2019, we considered 95.0% of our total deposits to be core deposits compared to 94.7% at March 31, 2018. Non-interest bearing demand deposits were $4,321,310 of our total deposits at March 31, 2019, compared to $4,019,917 at March 31, 2018. We believe that our low cost deposit funding base, combined with the continued transition of our loan portfolio and earning assets, will have a positive impact on our net interest income and net interest margin over time.

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

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended March 31,
	2019			2018
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
Traditional C&I and commercial finance loans	$6,568,136	$88,908	5.49%	$5,000,470	$60,873	4.94%
Commercial real estate (includes multi-family)	9,385,420	114,855	4.96	9,028,849	103,281	4.64
ADC	284,299	4,341	6.19	267,638	3,671	5.56
Commercial loans	16,237,855	208,104	5.20	14,296,957	167,825	4.76
Consumer loans	295,428	4,096	5.62	361,752	4,411	4.95
Residential mortgage loans	3,878,991	48,095	4.96	4,977,191	62,379	5.01
Total net loans[1]	20,412,274	260,295	5.17	19,635,900	234,615	4.85
Securities taxable	3,833,690	27,847	2.95	3,997,542	27,061	2.75
Securities tax exempt	2,501,004	18,806	3.01	2,604,633	19,382	2.98
Interest earning deposits	331,954	1,501	1.83	305,270	828	1.10
FRB and FHLB stock	335,302	4,900	5.93	290,577	3,530	4.93
Total securities and other earning assets	7,001,950	53,054	3.07	7,198,022	50,801	2.86
Total interest earning assets	27,414,224	313,349	4.64	26,833,922	285,416	4.31
Non-interest earning assets	3,328,719			3,184,367
Total assets	$30,742,943			$30,018,289
Interest bearing liabilities:
Interest bearing demand deposits	$4,334,266	$11,643	1.09%	$3,941,749	$5,623	0.58%
Savings deposits[2]	2,460,247	1,784	0.29	2,917,624	1,550	0.22
Money market deposits	7,776,501	22,616	1.18	7,393,335	10,912	0.60
Certificates of deposit	2,497,723	9,952	1.62	2,464,360	6,121	1.01
Total interest bearing deposits	17,068,737	45,995	1.09	16,717,068	24,206	0.59
Senior Notes	179,439	1,412	3.15	278,181	2,740	3.94
Other borrowings	4,113,770	24,132	2.38	4,146,987	17,678	1.73
Subordinated Notes	172,963	2,355	5.45	172,735	2,352	5.45
Total borrowings	4,466,172	27,899	2.53	4,597,903	22,770	2.01
Total interest bearing liabilities	21,534,909	73,894	1.39	21,314,971	46,976	0.89
Non-interest bearing deposits	4,247,389			3,971,079
Other non-interest bearing liabilities	545,196			488,342
Total liabilities	26,327,494			25,774,392
Stockholders’ equity	4,415,449			4,243,897
Total liabilities and stockholders’ equity	$30,742,943			$30,018,289
Net interest rate spread[3]			3.25%			3.42%
Net interest earning assets[4]	$5,879,315			$5,518,951
Net interest margin - tax equivalent		239,455	3.54%		238,440	3.60%
Less tax equivalent adjustment		(3,949)			(4,070)
Net interest income		$235,506			$234,370
Accretion income on acquired loans		25,580			30,340
Tax equivalent net interest margin excluding accretion income on acquired loans		$213,875	3.16%		$208,100	3.15%
Ratio of interest earning assets to interest bearing liabilities	127.3%			125.9%
See legend on following page.

STERLING BANCORP AND SUBSIDIARIES

1 Average balances include loans held for sale and non-accrual loans. Includes the effect of net deferred loan origination fees, amortization of premiums, accretion of discounts and costs and non-accrual loans. Interest includes prepayment fees and late charges.
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

	For the three months ended March 31,
	2019 vs 2018
	Increase / (Decrease) due to		Total increase /
	Volume	Rate	(decrease)
Interest earning assets:
Traditional C&I and commercial finance loans	$20,688	$7,347	$28,035
Commercial real estate (includes multi-family)	4,169	7,405	11,574
ADC	237	433	670
Commercial loans	25,094	15,185	40,279
Consumer loans	(869)	554	(315)
Residential mortgage loans	(13,548)	(736)	(14,284)
Total loans	10,677	15,003	25,680
Securities taxable	(1,138)	1,924	786
Securities tax exempt	(767)	191	(576)
Interest earning deposits	78	595	673
FRB and FHLB stock	591	779	1,370
Total interest earning assets	9,441	18,492	27,933
Interest bearing liabilities:
Interest bearing demand deposits	612	5,408	6,020
Savings deposits[1]	(255)	489	234
Money market deposits	596	11,108	11,704
Certificates of deposit	84	3,747	3,831
Total interest bearing deposits	1,037	20,752	21,789
Senior Notes	(848)	(480)	(1,328)
Other borrowings	(140)	6,594	6,454
Subordinated Notes	3	—	3
Total borrowings	(985)	6,114	5,129
Total interest bearing liabilities	52	26,866	26,918
Change in tax equivalent net interest income	9,389	(8,374)	1,015
Less tax equivalent adjustment	(178)	57	(121)
Change in net interest income	$9,567	$(8,431)	$1,136

__________________
1 Includes club accounts and interest bearing mortgage escrow balances.

STERLING BANCORP AND SUBSIDIARIES

Tax equivalent net interest income increased $1,015 to $239,455 for the three months ended March 31, 2019, compared to $238,440 for the three months ended March 31, 2018. The increase was mainly due to an increase in average interest earning assets of $580,302, or 2.2%, due to organic originations of loans and acquisitions. Partially offsetting these increases was a decline in accretion income on acquired loans, which was $25,580 for the three months ended March 31, 2019 compared to $30,340 for the three months ended March 31, 2018. The tax equivalent net interest margin decreased six basis points to 3.54% from 3.60% in the first quarter of 2018. The yield on interest earning assets was 4.64% compared to 4.31% for the three months ended March 31, 2018, which was mainly due to balance sheet transition as commercial loans comprise a larger percentage of loans than the prior year. The percentage of loans to average earning assets increased to 74.5% from 73.2% for the three months ended March 31, 2018. The cost of interest bearing liabilities increased to 1.39% for the three months ended March 31, 2019 compared to 0.89% for the three months ended March 31, 2018, which was due mainly to higher interest rates paid on deposits and borrowings due to increases in market interest rates.

The average balance of loans outstanding increased $776,374, or 4.0%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was mainly due to organic growth generated by our commercial banking teams and acquisitions. The average yield on loans was 5.17% compared to 4.85% in the comparable year ago period. The increase in the yield on loans was mainly due to the increase in market interest rates and the mix of business as a greater percentage of the portfolio is comprised of commercial loans this year compared to last year.

Interest income on traditional C&I and commercial finance loans increased $28,035 and was $88,908 for the three months ended March 31, 2019 compared to $60,873 for the three months ended March 31, 2018. This increase was mainly due to organic loan growth and acquisitions. The yield on traditional C&I and commercial finance loans increased to 5.49% compared to 4.94% for the three months ended March 31, 2018. The increase in yield was mainly due to floating rate loans that have reset to higher interest rate levels given increases in market interest rates.

Interest income on commercial real estate loans and multi-family loans increased $11,574 to $114,855 for the three months ended March 31, 2019 compared to $103,281 for the three months ended March 31, 2018. The increase was mainly due to strong organic growth in commercial real estate loans between the periods. The yield on commercial real estate and multi-family loans was 4.96% compared to 4.64% for the three months ended March 31, 2018. The increase in yield was mainly due to increases in market interest rates for new originations and run-off of lower yielding multi-family loans.

Interest income on residential mortgage loans declined $14,284 to $48,095 for the three months ended March 31, 2019 compared to $62,379 for the three months ended March 31, 2018. The decrease was mainly due to a $1,098,200, or 22.1%, decline in the average daily balance of residential mortgage loans. We are actively working to reduce this loan portfolio so we can focus on growing our commercial loan portfolio. In addition, the yield on residential mortgage loans declined five basis points 4.96% compared to 5.01% for the three months ended March 31, 2018, mainly due to a $6,998 decline in accretion income on acquired residential mortgage loans.

Tax equivalent interest income on securities increased $210 to $46,653 for the three months ended March 31, 2019, compared to $46,443 for the three months ended March 31, 2018. This was mainly the result of an increase of $267,481 in the average balance of securities between the periods. The tax equivalent yield on securities increased to 2.99% compared to 2.85% for the year earlier period; the increase was mainly due to higher market rates of interest on securities. The average balance of tax exempt securities declined to $2,501,004, compared to $2,604,633 in the first quarter of 2018.

Average deposits increased $627,979 to $21,316,126 in the three months ended March 31, 2019, compared to $20,688,147 for the three months ended March 31, 2018. Average interest bearing deposits increased $351,669 compared to the first quarter of 2018. Average non-interest bearing deposits increased to $4,247,389 in the three months ended March 31, 2019, compared to $3,971,079 in the three months ended March 31, 2018. These increases were mainly due to organic growth generated by our commercial banking teams and financial centers. The average cost of interest bearing deposits was 1.09% compared to 0.59% in the first quarter of 2018. The average cost of total deposits was 0.88% compared to 0.47% in the first quarter of 2018. The increase in the cost of deposits was mainly due to the increase in market interest rates and the competitive environment for deposits in the greater New York Metropolitan region.

Average borrowings declined $131,731 to $4,466,172 in the three months ended March 31, 2019, compared to $4,597,903 in the same period a year ago. The decrease in average borrowings was mainly the result of the decline in residential mortgage loans balances between the periods. The average cost of borrowings was 2.53% for the first quarter of 2019, compared to 2.01% for the first quarter of 2018. Market interest rates on borrowings have increased in the last 12 months, which was the main factor contributing to the increase in the cost of borrowings.

STERLING BANCORP AND SUBSIDIARIES

Provision for Loan Losses. The provision for loan losses is determined as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level that is our best estimate of probable incurred credit losses inherent in the outstanding loan portfolio. For the three months ended March 31, 2019 and March 31, 2018, the provision for loan losses was $10,200 and $13,000, respectively. See the section captioned “Delinquent Loans, Troubled Debt Restructuring, Impaired Loans, Other Real Estate Owned and Classified Assets - Provision for Loan Losses” later in this discussion for further analysis of the provision for loan losses.

Non-interest income. The components of non-interest income were as follows for the periods presented below:

	For the three months ended
	March 31,
	2019	2018
Deposit fees and service charges	$6,212	$7,003
Accounts receivable management / factoring commissions and other related fees	5,423	5,360
Bank owned life insurance	3,641	3,614
Loan commissions and fees	3,838	3,406
Investment management fees	1,900	1,825
Net (loss) on sale of securities	(13,184)	(5,421)
Gain on sale of residential mortgage loans	8,313	—
Other	3,454	2,920
Total non-interest income	$19,597	$18,707

Non-interest income was $19,597 for the three months ended March 31, 2019, compared to $18,707 in the same period a year ago. Included in non-interest income is net loss on sale of securities, which was $13,184 for the three months ended March 31, 2019 compared to $5,421 for the three months ended March 31, 2018, and gain on sale of residential mortgage loans of $8,313 for the three months ended March 31, 2019 and $0 gain on sale of residential mortgage loans for the three months ended March 31, 2018 . Net loss on sale of securities is impacted significantly by changes in market interest rates and strategies we use to manage yield, liquidity and interest rate risk, and it is difficult to forecast the amount of net losses or gains consistently. When we analyze the results of our non-interest income, we exclude gains and losses on sales of securities and we exclude the gain on sale of loans or other items, which we do not anticipate will recur in subsequent periods. Excluding net loss on sale of securities and gain on sale of residential mortgage loans, non-interest income was $24,468 for the first quarter of 2019 compared to $24,128 for the first quarter of 2018. We currently anticipate the main drivers of growth in non-interest income will be other loan fees, loan swap fees, loan syndication fees and deposit fees and service charges generated by commercial treasury management services. Additionally, we continue to evaluate potential acquisitions of commercial finance businesses that are also fee income generators. Changes in the components of non-interest income are discussed below.

Deposit fees and service charges were $6,212 for the first quarter of 2019, which represented a $791 decline from the first quarter of 2018, which was mainly due to a client retention strategy executed for six months following the Astoria deposit systems conversion which was completed in August 2018.

Accounts receivable management / factoring commissions and other related fees represents fees generated in our factoring and payroll finance businesses. A portion of the fees generated in the factoring and payroll finance businesses are allocated to interest income on loans and the remainder is recognized as fee income. In our factored receivables business, we receive a nonrefundable factoring fee, which is generally a percentage of the factored receivables or sales volume, and is designed to compensate us for the bookkeeping and collection services provided and, if applicable, the credit review of the client’s customer and assumption of customer credit risk. In payroll finance, we provide outsourcing support services for clients in the temporary staffing industry. We generate fee income in exchange for providing full back-office, payroll, tax and accounting services to independently-owned temporary staffing companies. Total fee income in these businesses increased $63, or 1.2%, to $5,423 for the three months ended March 31, 2019, compared to $5,360 for the year ago period. Total revenue generated by factored receivables and payroll finance clients, including fee income and interest income, was $12,579 in the first quarter of 2019 compared to $11,881 in the first quarter of 2018.

Bank owned life insurance (“BOLI”) income represents the change in the cash surrender value of life insurance policies owned by us. BOLI income was $3,641 for the first quarter of 2019, compared to $3,614 in the same period a year ago.

STERLING BANCORP AND SUBSIDIARIES

Loan commissions and fees income includes fees on lines of credit, loan servicing fees, loan syndication fees, collateral monitoring, and other loan related fees that are not included in interest income. Loan commissions and fees were $3,838 for the three months ended March 31, 2019, compared to $3,406 for the three months ended March 31, 2018. The increase was mainly due to higher loan syndication fees and other loan fees generated by our commercial banking teams.

Investment management fees represent fees from the sale of mutual funds, annuities and insurance commissions. These revenues were $1,900 in the first quarter of 2019 and $1,825 in the same period a year ago.

Net (loss) on sale of securities represents net losses incurred on the sale of securities from our available for sale investment securities portfolio. We realized a net loss on sale of securities of $13,184 in the three months ended March 31, 2019 compared to $5,421 in the three months ended March 31, 2018. The loss on sale of securities in the three months ended March 31, 2019 was mainly due to the sale of $738,751 of available for sale securities with a yield of 2.72%. The proceeds were used to fund a portion of the purchase of the commercial loans acquired from Woodforest National Bank and to reduce wholesale deposits and borrowings.

Gain on sale of residential mortgage loans represents the net gain we realized on the sale of $1,330,246 of residential mortgage loans in the first quarter of 2019 that were classified held for sale. The sale was part of our balance sheet transition strategy of increasing the percentage of commercial loans to total loans in our loan portfolio.

Other non-interest income principally includes fees for loan swaps, safe deposit rentals and foreign exchange fees. Other non-interest income increased $534 to $3,454 for the first quarter of 2019 from $2,920 for the same period a year ago. The increase was mainly due to higher volumes of loan swap originations.

Non-interest expense. The components of non-interest expense were as follows for the periods presented below:

	For the three months ended
	March 31,
	2019	2018
Compensation and benefits	$55,990	$54,680
Stock-based compensation plans	5,123	2,854
Occupancy and office operations	16,535	17,460
Information technology	8,675	11,718
Amortization of intangible assets	4,826	6,052
FDIC insurance and regulatory assessments	3,338	5,347
Other real estate owned expense, net	217	364
Charge for asset write-downs, retention and severance	3,344	—
Other non-interest expense	16,944	13,274
Total non-interest expense	$114,992	$111,749

Non-interest expense for the three months ended March 31, 2019 was $114,992, a $3,243 increase from the $111,749 for the three months ended March 31, 2018. The increase between the periods was mainly due to the charge recorded in connection with the commercial loan portfolio and origination platform acquired from Woodforest National Bank. Changes in the components of non-interest expense are discussed below.

Compensation and benefits expense was $55,990 for the three months ended March 31, 2019, compared to $54,680 for the three months ended March 31, 2018. The increase was mainly due to a shift in the composition of our employees, as the mix of personnel has shifted to commercial banking and commercial relationship management personnel. As of March 31, 2019, our full-time equivalent employees were 1,855 compared to 2,016 at March 31, 2018, which was mainly due to the completion of the Astoria Merger integration and ongoing financial center consolidation strategy and was partially offset by additions in full-time equivalent employees from acquisitions, commercial bankers and for risk management personnel.

STERLING BANCORP AND SUBSIDIARIES

Stock-based compensation plans expense was $5,123 in the first quarter of 2019, compared to $2,854 in the first quarter of 2018. The increase was due to a greater percentage of compensation paid to our executive management and senior personnel in stock awards to better align the interests of management and employees to those of our stockholders. In addition, performance-based stock awards granted in February 2016 with a three-year measurement period vested in the first quarter of 2019 at 150% of the target amount granted, which resulted in additional expense of $1,000. For additional information related to our employee benefit plans and stock-based compensation, see Note 12. “Stock-Based Compensation” in the notes to consolidated financial statements included elsewhere in this report.

Occupancy and office operations expense was $16,535 in the first quarter of 2019, compared to $17,460 in the first quarter of 2018. At March 31, 2019, we had 99 financial center locations, compared to 127 financial centers at March 31, 2018. We will continue to reduce our total number of financial centers and back-office locations.

Information technology expense, which mainly includes the cost of our loan and deposit operating systems and contracted service and maintenance associated with other data processing systems, was $8,675 in the first quarter of 2019, compared to $11,718 in the first quarter of 2018. The decrease in information technology expense was mainly due to the completion of the conversion of Astoria’s legacy deposit system in the third quarter of 2018.

Amortization of intangible assets expense mainly includes amortization of core deposit intangible assets, customer lists and non-compete agreements. Amortization of intangible assets was $4,826 in the three months ended March 31, 2019, compared to $6,052 for the three months ended March 31, 2018. The decrease in amortization expense was mainly due to the accelerated amortization of the core deposit intangible assets that were recorded in the Astoria Merger and other acquisitions. For additional information, see Note 6. “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included elsewhere in this report.

FDIC insurance and regulatory assessments expense was $3,338 for the first quarter of 2019, compared to $5,347 for the first quarter of 2018. The change was mainly due to a decrease in FDIC deposit insurance expense.

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

	For the three months ended
	March 31,
	2019	2018
(Gain) on sale, net	$(457)	$(472)
Direct property write-downs	141	200
Rental income	(40)	(42)
Property tax	194	143
Other expenses	379	535
OREO expense, net	$217	$364

OREO expense, net was $217 for the three months ended March 31, 2019, compared to expense of $364 for the three months ended March 31, 2018. The decline was mainly due to a lower balance of OREO properties between the periods. The balance of OREO declined by $2,875 to $16,502 at March 31, 2019 compared to $19,377 at December 31, 2018.

Charge for asset write-downs, severance and retention expense was $3,344 for the three months ended March 31, 2019, which we incurred in connection with the commercial loan portfolio and origination platform acquired from Woodforest National Bank in February 2019. The charge included components related to professional fees, retention and severance, systems integration costs and an impairment of a lease assumed in the transaction.

Other non-interest expense mainly includes professional fees, advertising and promotion, communications and operational losses. Also included in other non-interest expense are loan processing expenses, pension and post retirement plans, recruitment fees, taxes not included in income tax expense, travel and client entertainment, and training expense. For the three months ended March 31, 2019, other non-interest expense was $16,944, compared to $13,274 for the three months ended March 31, 2018. The increase was mainly due to an increase in defined benefit pension plan expense. We anticipate terminating the legacy Astoria defined benefit pension plan in late 2019 or 2020, once regulatory approvals are received. See Note 14. “Non-Interest Income and Other Non-

STERLING BANCORP AND SUBSIDIARIES

Interest Expense” in the notes to the consolidated financial statements included elsewhere in this report for details on significant components.

Income tax expense was $28,474 for the three months ended March 31, 2019 compared to $29,456 for the three months ended March 31, 2018. We recorded income tax expense at an estimated effective income tax rate of 22.0% and 23.3% for the three months ended March 31, 2019 and 2018, respectively. Due to stock-based compensation activity in the periods, a discrete income tax item was recorded that reduced income tax expense by $106 and $379, respectively, which resulted in an effective tax rate of 21.9% and 23.0%, respectively, in the periods.

Portfolio Loans
The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the periods indicated.

	March 31, 2019		December 31, 2018
	Amount	%	Amount	%
Commercial:
C&I:
Traditional C&I	$2,457,211	12.3%	$2,396,182	12.5%
Asset-based lending	1,085,572	5.5	792,935	4.1
Payroll finance	204,610	1.0	227,452	1.2
Warehouse lending	1,022,811	5.1	782,646	4.1
Factored receivables	263,033	1.3	258,383	1.3
Equipment financing	1,335,717	6.7	1,215,042	6.3
Public sector finance	896,233	4.5	860,746	4.5
Total C&I	7,265,187	36.5	6,533,386	34.0
Commercial mortgage:
Commercial real estate	4,822,921	24.2	4,642,417	24.2
Multi-family	4,693,092	23.6	4,764,124	24.7
ADC	290,875	1.5	267,754	1.4
Total commercial mortgage	9,806,888	49.3	9,674,295	50.3
Total commercial	17,072,075	85.8	16,207,681	84.3
Residential mortgage	2,549,284	12.8	2,705,226	14.1
Consumer	287,114	1.4	305,623	1.6
Total portfolio loans	19,908,473	100.0%	19,218,530	100.0%
Allowance for loan losses	(98,960)		(95,677)
Total portfolio loans, net	$19,809,513		$19,122,853
Note the percentages in the table above are rounded to the nearest tenth of a percent.

Overview. Total portfolio loans, net, increased $686,660, to $19,809,513 at March 31, 2019, compared to $19,122,853 at December 31, 2018. This was mainly a result of the increase in total commercial loans of $864,394 and a decline in residential mortgage loans of $155,942. This is consistent with our strategy of transitioning our loan portfolio composition to reduce non-relationship, residential mortgage loans, and increase the proportion of commercial loans originated through our commercial banking teams. Growth in commercial loans was the result of $392,516 of organic loan originations and $471,878 from acquired loans, which represented the fair value of commercial loans acquired from Woodforest National Bank.

At March 31, 2019, total C&I loans comprised 36.5% of the total loan portfolio, compared to 34.0% at December 31, 2018. Commercial mortgage loans comprised 49.3% and 50.3% of the total loan portfolio at March 31, 2019 and December 31, 2018, respectively. Residential mortgage loans comprised 12.8% of the total loan portfolio at March 31, 2019, compared to 14.1% at December 31, 2018. Our goal, over time, is for our loan portfolio to consist of 45.0% traditional C&I and commercial finance; 45.0% commercial real estate; and 10.0% consumer and residential mortgage loans.

In the three months ended March 31, 2019, equipment finance loans grew $120,675 and asset-based lending loans grew $292,637, which includes the commercial loans acquired from Woodforest National Bank. Warehouse lending loans grew $240,165, traditional

STERLING BANCORP AND SUBSIDIARIES

C&I loans grew $61,029, public sector finance loans grew $35,487, and factored receivables grew $4,650 relative to December 31, 2018. These increases were partially offset by a decline of $22,842 in payroll finance loans. The increase in warehouse lending loans was mainly due to the decline in residential mortgage interest rates during the quarter, which resulted in an increase in mortgage refinancing volumes.

Commercial real estate loans increased $180,504 in the three months ended March 31, 2019. Multi-family loans declined in the first three months of 2019 by $71,032 mainly due to repayments of multi-family loans acquired in the Astoria Merger.

ADC loans, which are a component of commercial mortgage loans, increased $23,121 in the three months ended March 31, 2019. The increase is mainly due to construction projects related to our low income housing tax credit investments. We generally originate construction loans mainly to select clients, mostly within our immediate footprint, and many of our new ADC originations are associated with low income housing tax credit investments.

Residential mortgage loans were $2,549,284 at March 31, 2019 compared to $2,705,226 at December 31, 2018. The decline is mainly due to repayments. Included in our residential mortgage portfolio are loans that were originated in 2010 or earlier that were originated as interest-only adjustable rate mortgages (“ARM loans”) with terms of up to forty years, which have an initial fixed rate for five, seven or 10 years and convert into one year interest-only ARM loans at the end of the initial fixed rate period. Interest-only ARM loans require the borrower to pay interest only during the first ten years of the loan term, which typically results in a material increase in the borrower’s monthly payments upon conversion. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining term. There were $1,053,783 of residential mortgage loans that were originated as interest only ARM loans at March 31, 2019 compared to $1,129,023 at December 31, 2018.

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

	March 31,	December 31,
	2019	2018
Commercial loans acquired from Woodforest National Bank	$438,023	$—
Advantage Funding Acquisition	258,785	298,684
Astoria Merger	5,496,471	5,717,901
HVB Merger	261,769	291,793
Provident Merger	—	27,497
Unpaid principal balance	6,455,048	6,335,875
Remaining purchase accounting discount	(115,290)	(117,222)
Carrying value	$6,339,758	$6,218,653

In the three months ended March 31, 2019, the unpaid principal balance of acquired loans increased to $6,455,048 compared to $6,335,875 at December 31, 2018. The increase was mainly due to the commercial loans acquired from Woodforest National Bank. See Note 2. “Acquisitions” in the notes to consolidated financial statements for additional information regarding this acquisition. The decline in balance of the other portfolios was mainly due to repayments of residential mortgage loans acquired in the Astoria Merger and the migration of loans to originated portfolio at maturity or based on a credit evaluation.

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

	March 31,	December 31,
	2019	2018
Non-accrual loans:
Traditional C&I	$36,767	$42,298
Asset-based lending	2,337	3,281
Payroll finance	695	881
Equipment financing	15,115	12,221
Commercial real estate	30,133	33,012
Multi-family	5,786	2,681
ADC	434	—
Residential mortgage	63,470	61,981
Consumer	12,009	10,045
Total non-accrual loans	166,746	166,400
Accruing loans past due 90 days or more	3,669	2,422
Total NPLs	170,415	168,822
OREO	16,502	19,377
Total NPAs	$186,917	$188,199
TDRs accruing and not included above	$29,377	$35,288
Ratios:
NPLs to total loans	0.86%	0.88%
NPAs to total assets	0.62	0.60

NPAs and NPLs. NPLs include non-accrual loans and accruing loans past due 90 days or more. NPAs include NPLs and OREO. At March 31, 2019, total NPLs increased $1,593 to $170,415 compared to $168,822 at December 31, 2018. Non-accrual loans were $166,746 and loans 90 days past due and still accruing interest which were well secured and in the process of collection were $3,669 as of March 31, 2019. Non-accrual loans increased $346 from $166,400 at December 31, 2018. Increases in non-accrual loans occurred in multi-family, equipment financing, residential mortgage and consumer loans. These increases were substantially offset by a reduction in non-accrual traditional C&I loans, which was mainly due to the work-out of a non-accrual taxi medallion relationship. Loans past due 90 days or more and still accruing increased $1,247 between the periods. These were mainly due to traditional C&I and ADC loans that were in the process of being renewed that reached 90 days past due at March 31, 2019.

TDRs. TDRs still accruing interest income are loans modified for borrowers that have experienced financial difficulties but are performing in accordance with the terms of their loan and were performing prior to the modification. Loan modification concessions may include actions such as an extension of the maturity date or the lowering of interest rates and monthly payments. At March 31, 2019, accruing TDRs were $29,377 compared to $35,288 at December 31, 2018. The decrease was mainly due to repayments. Total TDRs were $62,300 at March 31, 2019, of which $32,709 were non-accrual. Total TDRs were $74,885 at December 31, 2018, of which $38,947 were non-accrual. The decrease in non-accrual TDRs was mainly the result of the work-out of one taxi medallion relationship. TDR balances are detailed in the TDR section of Note 4. “Portfolio Loans” in the notes to the consolidated financial statements included elsewhere in this report. As of March 31, 2019, there were no commitments to lend additional funds to borrowers with loans that have been classified as TDRs.

OREO. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO until such time as it is sold. In addition, financial centers that were closed or consolidated that are held for sale are also classified as OREO. When real estate is transferred to OREO, it is recorded at fair value less costs to sell. If the fair value less cost to sell is less than the loan balance, the difference is charged against the allowance for loan losses. If the fair value of a financial center that we hold for sale is less than its prior carrying value, we recognize a charge included in other operating expense to reduce the recorded value of the investment to fair value, less costs to sell. After transfer to OREO, we regularly update the fair value of the properties. Subsequent declines in fair value are charged to current earnings and included in other non-interest expense as part of OREO expense. At March 31, 2019, we had OREO properties with a recorded balance of $16,502, compared to $19,377 at December 31, 2018. The

STERLING BANCORP AND SUBSIDIARIES

decrease was due to $3,741 in sales and $141 of write-downs to reflect the estimated current sale value of the properties. This was partially offset by OREO additions of $1,007 in the period.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality, such as “substandard”, “doubtful”, or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets is not warranted and are charged-off. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as “special mention.” As of March 31, 2019, we had $128,054 of loans designated as “special mention” compared to $113,180 at December 31, 2018. The increase was mainly due to loans acquired in the commercial loan portfolio transaction from Woodforest National Bank.

Our determination as to the classification of our assets and the amount of our loan loss allowance are subject to review by our regulators, which can direct the charge-off of loans and order the establishment of additions to our allowance for loan losses. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets at March 31, 2019, classified assets consisted of loans of $288,694 and OREO of $16,502. Classified loans were $266,047 and OREO was $19,377 at December 31, 2018. The increase in classified loans in the three months ended March 31, 2019 includes $6,617 of loans acquired in the commercial loan portfolio transaction from Woodforest National Bank and two loans that migrated from “special mention” at December 31, 2018.

Taxi Medallion Loans. At March 31, 2019, we had four taxi medallion relationships that totaled $33,745, or 0.17% of portfolio loans, compared to $34,063, or 0.18% of portfolio loans, at December 31, 2018. The decline in the balance between the periods of $318 was due to repayments. Our taxi medallion loans are mainly collateralized by New York City taxi medallions and other corporate and personal collateral of the borrowers. Two of the relationships are on non-accrual and totaled $19,705 at March 31, 2019, compared to $26,136 at December 31, 2018. The decline in non-accrual taxi medallion loans at March 31, 2019 was mainly due to the work-out of one of the non-accrual relationships. We continue to closely monitor the collateral values, cash flows and performance of each of these loans and are working with our borrowers to reduce these outstanding balances.

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

The allowance for loan losses increased from $95,677 at December 31, 2018 to $98,960 at March 31, 2019, as the provision for loan losses exceeded net charge-offs by $3,283. The allowance for loan losses at March 31, 2019 represented 58.1% of non-performing loans and 0.50% of total portfolio loans. At December 31, 2018, the allowance for loan losses represented 56.7% of non-performing loans and 0.50% of total portfolio loans. Loans acquired in prior merger transactions and acquisitions were recorded with a fair value adjustment as of the acquisition date that included estimated lifetime credit losses and interest rate adjustments, among other factors (the “loan mark”). A substantial portion of portfolio loans covered by the loan mark continue to carry no allowance for loan losses. As a result, we believe our allowance for loan losses to portfolio loans may not be comparable to other banking entities that have not engaged in mergers and acquisitions.

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

STERLING BANCORP AND SUBSIDIARIES

	March 31, 2019			December 31, 2018
	Allowance for loan losses	Loan balance	% of total loans	Allowance for loan losses	Loan balance	% of total loans
Traditional C&I	$17,936	$2,386,984	17.7%	$14,201	$2,321,131	18.0%
Asset-based lending	8,573	793,598	5.9	7,979	792,935	6.2
Payroll finance	2,100	204,610	1.5	2,738	227,452	1.8
Warehouse lending	693	1,022,811	7.6	2,800	782,646	6.1
Factored receivables	1,092	263,033	2.0	1,064	258,383	2.0
Equipment financing	14,326	930,883	6.9	12,450	913,751	7.1
Public sector finance	1,134	896,233	6.7	1,739	860,746	6.7
Commercial real estate	33,087	4,391,136	32.6	32,285	4,154,956	32.3
Multi-family	8,659	1,554,913	11.6	8,355	1,527,619	11.9
ADC	1,912	290,875	2.2	1,769	267,754	2.1
Residential mortgage	6,925	571,594	4.2	7,454	621,471	4.8
Consumer	2,523	146,755	1.1	2,843	153,811	1.0
Total	$98,960	$13,453,425	100.0%	$95,677	$12,882,655	100.0%

At March 31, 2019, the allocation of the allowance for loan losses increased in the traditional C&I and equipment financing portfolios mainly due to net charge-offs, which caused an increase in our trailing loss factor which is a significant component of the overall allowance calculation. The change in warehouse lending and public sector finance portfolios reflects ongoing adjustments to our qualitative loss factors as these portfolios have not incurred delinquencies or charge-offs over the 12 quarter historical loss period and trends and conditions in both sectors have remained strong. The fluctuation in the remaining portfolios is mainly due to the change in loan balances between the periods.

Impaired Loans. A loan is impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loan values are based on one of three measures: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is less than its recorded investment, our practice is to write-down the loan against the allowance for loan losses so the recorded investment matches the impaired value of the loan. Impaired loans generally include a portion of non-performing loans and accruing and performing TDR loans. At March 31, 2019, we had $92,373 in impaired loans compared to $100,998 at December 31, 2018. The decrease was mainly due to the work-out of one taxi medallion relationship.

PCI Loans. A PCI loan is an acquired loan that has demonstrated evidence of deterioration in credit quality subsequent to origination. As of March 31, 2019, the balance of PCI loans was $141,289, compared to $139,795 at December 31, 2018 and is mainly comprised of loans acquired in the Astoria Merger. The increase in the first quarter of 2019 was due to the commercial loan portfolio acquired from Woodforest National Bank. PCI loans are accounted for under applicable guidance, which results in an accretable yield that represents the amount of expected cash flows that exceeds the initial investment in the loan. See the tables of loans evaluated for impairment by segment and changes in accretable yield for PCI loans in Note 4. “Portfolio Loans” in the notes to consolidated financial statements included elsewhere in this report for additional information.

Provision for Loan Losses. We recorded $10,200 in loan loss provision for the three months ended March 31, 2019, compared to $13,000 for the three months ended March 31, 2018. Net charge-offs for the three months ended March 31, 2019 were $6,917, or 0.14% of average loans on an annualized basis, compared to net charge-offs of $8,815, or 0.18% of average loans on an annualized basis for the three months ended March 31, 2018. The decline in provision expense was driven mainly by lower net charge-offs.

Changes in Financial Condition between March 31, 2019 and December 31, 2018
Total assets decreased $1,426,700 to $29,956,607 at March 31, 2019, compared to $31,383,307 at December 31, 2018. Components of the change in total assets were:

•	Loans held for sale declined by $1,317,007, as we sold residential mortgage loans as part of our balance sheet transition strategy.

•	Residential mortgage loans held in our loan portfolio declined by $155,942 to $2,549,284 at March 31, 2019 compared to $2,705,226 at December 31, 2018. The decline was mainly due to repayments.

•
Total investment securities declined by $752,130 to $5,915,050 at March 31, 2019, compared to $6,667,180 at December 31, 2018. We adopted ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to

STERLING BANCORP AND SUBSIDIARIES

Accounting for Hedging Activities,” which allowed us to reclassify a debt security from held to maturity to available for sale if the debt security was eligible to be hedged under the last-of-layer method in accordance with the accounting standard. Generally, this included debt securities that were pre-payable, including mortgage-backed securities, and debt securities that are callable by the issuer, which are applicable to many of our state and local government debt securities. We transferred held to maturity securities with a book value of $720,440 and a fair value of $708,627 at December 31, 2018 to available for sale effective January 1, 2019. In the first quarter of 2019, we sold securities with a book value of $751,935 to fund the acquisition of the commercial loan portfolio and origination platform acquired from Woodforest National Bank and to reduce lower yielding securities as a percentage of total assets. Investment securities were 19.7% of total assets at March 31, 2019, compared to 21.2% at December 31, 2018.

•
Commercial loans increased by $864,394 to $17,072,075 at March 31, 2019, compared to $16,207,681 at December 31, 2018. The increase was due to the commercial loan portfolio acquisition and organic loan growth.

•	Cash and cash equivalents decreased by $123,855 to $314,255 at March 31, 2019, compared to $438,110 at December 31, 2018.

Total liabilities decreased $1,417,070 to $25,537,384 at March 31, 2019, compared to $26,954,454 at December 31, 2018. This decrease was mainly due to the following:

•
FHLB borrowings decreased $1,579,265 to $3,259,507 at March 31, 2019, compared to $4,838,772 at December 31, 2018. The decrease in FHLB borrowings was mainly the result of the residential mortgage loan and securities sales discussed above, as proceeds from the sales were used to pay down borrowings.

•
Other liabilities increased $122,997 to $576,229 at March 31, 2019, compared to $453,232 at December 31, 2018. The increase was mainly due to the adoption of the new leasing standard disclosed in Note 9. “Leases”, which requires all operating leases to be recorded in the consolidated balance sheets.

•
Total deposits increased $11,491 to $21,225,639 at March 31, 2019, compared to $21,214,148 at December 31, 2018. Our core retail, commercial and municipal transaction, money market, savings accounts and certificates of deposit accounts were $20,160,733, at March 31, 2019, which represented 95.0% of our total deposit balances.

•
Municipal deposits increased $275,893 to $2,027,563 at March 31, 2019, compared to $1,751,670 at December 31, 2018. The increase was mainly due to seasonal increases given regular tax collection activity.

•
Brokered deposits declined $123,122 to $1,034,701 at March 31, 2019compared to $1,157,823 at December 31, 2018. The decline was mainly due to the decrease in earning assets. Our loans to deposits ratio was 93.8% at March 31, 2019.

STERLING BANCORP AND SUBSIDIARIES

Supplemental Reporting of Non-GAAP Financial Measures
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance and to assess our performance compared to our annual budget and strategic plans. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors, analysts, regulators and others information that we use to manage and evaluate our performance each period. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements, and notes thereto for the quarter ended March 31, 2019, included elsewhere in this report, and the year ended December 31, 2018, included in the 2018 Form 10-K.

	March 31,
	2019	2018
The following table shows the reconciliation of stockholders’ equity to tangible common equity and the tangible common equity ratio [1]:
Total assets	$29,956,607	$30,468,780
Goodwill and other intangibles	(1,782,533)	(1,727,030)
Tangible assets	28,174,074	28,741,750
Stockholders’ equity	4,419,223	4,273,755
Preferred stock	(138,218)	(139,025)
Goodwill and other intangibles	(1,782,533)	(1,727,030)
Tangible common stockholders’ equity	2,498,472	2,407,700
Common stock outstanding at period end	209,561	225,466
Common stockholders’ equity as a % of total assets	14.29%	13.57%
Book value per common share	$20.43	$18.34
Tangible common equity as a % of tangible assets	8.87%	8.38%
Tangible book value per common share	$11.92	$10.68
_______________
See legend beginning on page 67.

	For the three months ended
	March 31,
	2019	2018
The following table shows the reconciliation of reported net income and reported EPS (GAAP) to adjusted net income available to common stockholders (non-GAAP) and adjusted diluted EPS (non-GAAP)[2]:
Income before income tax expense	$129,911	$128,328
Income tax expense	28,474	29,456
Net income (GAAP)	101,437	98,872
Adjustments:
Net loss on sale of securities	13,184	5,421
Net (gain) on sale of residential mortgage loans	(8,313)	—
Charge for asset write-downs, retention and severance	3,344	—
(Gain) on extinguishment of borrowings	(46)	—
Amortization of non-compete agreements and acquired customer lists	242	295
Total pre-tax adjustments	8,411	5,716
Adjusted pre-tax income	138,322	134,044
Adjusted income tax expense	(30,431)	(31,165)
Adjusted net income (non-GAAP)	107,891	102,879
Preferred stock dividend	1,989	1,999
Adjusted net income available to common stockholders (non-GAAP)	$105,902	$100,880

Weighted average diluted shares	213,505,842	225,264,147
Diluted EPS as reported (GAAP)	$0.47	$0.43
Adjusted diluted EPS (non-GAAP)	0.50	0.45
_______________
See legend beginning on page 67.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended
	March 31,
	2019	2018
The following table shows the reconciliation of the reported operating efficiency ratio and adjusted operating efficiency ratio [3]:
Net interest income	$235,506	$234,370
Non-interest income	19,597	18,707
Total net revenue	255,103	253,077
Tax equivalent adjustment on securities	3,949	4,070
Net loss on sale of securities	13,184	5,421
Net (gain) on sale of residential mortgage loans	(8,313)	—
Adjusted total revenue (non-GAAP)	263,923	262,568
Non-interest expense	114,992	111,749
Charge for asset write-downs, retention and severance	(3,344)	—
Gain on extinguishment of borrowings	46	—
Amortization of intangible assets	(4,826)	(6,052)
Adjusted non-interest expense (non-GAAP)	$106,868	$105,697
Reported operating efficiency ratio	45.1%	44.2%
Adjusted operating efficiency ratio (non-GAAP)	40.5	40.3
_______________
See legend beginning on page 67.

	For the three months ended
	March 31,
	2019	2018
The following table shows the reconciliation of reported return on average tangible assets and adjusted return on average tangible assets [4]:
Average assets	$30,742,943	$30,018,289
Average goodwill and other intangibles	(1,756,506)	(1,730,952)
Average tangible assets	28,986,437	28,287,337
Net income available to common stockholders	99,448	96,873
Net income, if annualized	403,317	392,874
Reported return on average tangible assets	1.39%	1.39%
Adjusted net income (non-GAAP)	$105,902	$100,880
Annualized adjusted net income	429,492	409,124
Adjusted return on average tangible assets (non-GAAP)	1.48%	1.45%
_______________
See legend beginning on page 67.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended
	March 31,
	2019	2018
The following table shows the reconciliation of reported return on average tangible common stockholders’ equity and adjusted return on average tangible common stockholders’ equity [5]:
Average stockholders’ equity	$4,415,449	$4,243,897
Average preferred stock	(138,348)	(139,151)
Average goodwill and other intangibles	(1,756,506)	(1,730,952)
Average tangible common stockholders’ equity	2,520,595	2,373,794
Net income available to common stockholders	99,448	96,873
Net income, if annualized	403,317	392,874
Reported return on average tangible common stockholders’ equity	16.00%	16.55%
Adjusted net income (non-GAAP)	$105,902	$100,880
Annualized adjusted net income	429,492	409,124
Adjusted return on average tangible common stockholders’ equity (non-GAAP)	17.04%	17.24%
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

Liquidity and Capital Resources
Capital. Stockholders’ equity was $4,419,223 as of March 31, 2019, a decrease of $9,630 relative to December 31, 2018. The decrease was mainly the result of the repurchase of 8,002,595 common shares at a cost of $154,289 as well as declared dividends of $15,079 on common stock and $2,194 on preferred stock. These declines were offset by net income of $101,437, a decline in the accumulated other comprehensive loss of $59,335, which was primarily due to an increase in the fair value of our available for sale securities portfolio and an increase of stock option exercises and stock-based compensation, which totaled $1,160.

We paid dividends of $0.07 per common share in each quarter of 2018 and the first quarter of 2019. Most recently, our Board of Directors declared a dividend of $0.07 per common share on April 24, 2019, which is payable May 20, 2019 to our holders as of the record date of May 6, 2019. We paid dividends of $16.25 per preferred share in each quarter of 2018 and the first quarter of 2019. In addition, on April 15, 2019, we paid a dividend of $16.25 per preferred share.

STERLING BANCORP AND SUBSIDIARIES

Basel III Capital Rules. The Basel III Capital Rules were fully phased in on January 1, 2019. The rules are discussed in Note 16. “Stockholders’ Equity - Regulatory Capital Requirements” in the notes to consolidated financial statements included elsewhere in this report.

Liquidity. As discussed in our 2018 Form 10-K, our liquidity position is continuously monitored and we make adjustments to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset / liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic activity, volatility in the financial markets, unexpected credit events or other significant occurrences. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of March 31, 2019, our management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on us.

At March 31, 2019, the Bank had $314,255 in cash and cash equivalents on hand and unused borrowing capacity at the FHLB of $4,435,364. In addition, the Bank may purchase federal funds from other institutions and enter into additional repurchase agreements. The Bank had $3,048,586 of unencumbered securities available to pledge as collateral as of March 31, 2019. The Bank was required to maintain $66,663 of cash on hand or on deposit with the FRB to meet regulatory reserve and clearing requirements at March 31, 2019.

We are a bank holding company and do not conduct operations. Our primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. At March 31, 2019, the Bank had capacity to pay approximately $165,000 of dividends to us and maintain its “well capitalized” status under regulatory guidelines as well as internal capital management policies and procedures. We had cash on hand of $54,143 at March 31, 2019. We received dividends from the Bank of $200,000 in the first quarter of 2019, of which $154,289 was used for common stock repurchases, $17,273 was used for dividends and we repurchased $7,000 principal amount, plus interest, of our outstanding 3.50% Senior Notes that we assumed in the Astoria Merger. Since the beginning of the fourth quarter of 2018, we have purchased 17,117,366 shares of our common stock.

Effective September 2, 2018, we renewed our $35,000 credit facility with another financial institution, which is more fully described in Note 8. “Borrowings” in the notes to consolidated financial statements included elsewhere in this report. The use of proceeds are for general corporate purposes. The credit facility has no outstanding balance and requires us and the Bank to maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. We and the Bank were in compliance with all requirements at March 31, 2019.

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

STERLING BANCORP AND SUBSIDIARIES

Estimated Changes in EVE and NII. The table below sets forth, as of March 31, 2019, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$4,268,446	$(207,792)	(4.6)%	$1,079,079	$119,275	12.4%
+200	4,443,610	(32,628)	(0.7)	1,044,850	85,046	8.9
+100	4,495,831	19,593	0.4	1,005,022	45,218	4.7
0	4,476,238	—	—	959,804	—	—
-100	4,254,367	(221,871)	(5.0)	911,291	(48,513)	(5.1)
-200	3,890,541	(585,697)	(13.1)	846,319	(113,485)	(11.8)

The table above indicates that at March 31, 2019, in the event of an immediate 200 basis point increase in interest rates, we would expect to experience a 0.7% decrease in EVE and a 8.9% increase in NII.

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

During the first quarter of 2019, the federal funds target rate remained unchanged at 2.25 - 2.50%. U.S. Treasury yields with two year maturities decreased 21 basis points from 2.48% to 2.27% over the three months ended March 31, 2019, while the yield on U.S. Treasury 10-year notes decreased 28 basis points from 2.69% to 2.41% over the same three month period. The decrease in interest rates on longer-term maturities relative to the lesser decrease in interest rates on short-term maturities resulted in a flatter 2-10 year U.S. Treasury yield curve at March 31, 2019 compared to December 31, 2018.  At its March 2019 meeting, the Federal Open Markets Committee (the “FOMC”) stated that in determining the timing and size of future adjustments to the target range for the federal funds rate, the Committee will assess realized and expected economic conditions relative to its maximum employment objective and its symmetric 2 percent inflation objective. However, should economic conditions improve at a faster pace than anticipated, the FOMC could resume increasing the federal funds target rate. This could cause the shorter end of the yield curve to rise disproportionately relative to the longer end, thereby resulting in an even flatter yield curve, which may result in greater margin compression.

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

STERLING BANCORP AND SUBSIDIARIES

Changes in Internal Controls
There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
Item 1. Legal Proceedings

The “Litigation” section of Note 17. “Commitments and Contingencies” in the notes to consolidated financial statements included in Part I, Item 1 is incorporated herein by reference.

Item 1A. Risk Factors
For information regarding factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A of our 2018 Form 10-K. There have been no material changes in these risk factors.

The risks described in our 2018 Form 10-K are not the only risks that we encounter. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition and/or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table reports information regarding purchases of our common stock during the first quarter of 2019 and the stock repurchase plan approved by the Board:

	Total Number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
Period (2019)
January 1 — January 31	1,985,140	$19.37	1,985,140	8,900,089
February 1 — February 28	3,014,860	19.62	3,014,860	5,885,229
March 1 — March 31	3,002,595	18.87	3,002,595	2,882,634
Total	8,002,595	19.28	8,002,595

(1) On April 24, 2019, the Board of Directors increased the authorized repurchase plan by 10,000,000 common shares, or 4.8% of the outstanding common shares excluding shares of treasury stock at March 31, 2019. Repurchases may be made at management’s discretion through open market purchases and block trades in accordance with SEC and regulatory requirements. Any shares repurchased will be held as Treasury stock and made available for general corporate purposes.

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
10.1
Employment Agreement by and among the Company, the Bank and Jack L. Kopnisky, dated April 3, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 5, 2019)

10.2
Employment Agreement by and among the Company, the Bank and Luis Massiani, dated April 3, 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 5, 2019)

10.3
Employment Agreement by and among the Company, the Bank and Rodney Whitwell, dated April 3, 2019 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 5, 2019)

10.4
Employment Agreement by and among the Company, the Bank and Michael E. Finn, dated April 3, 2019 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on April 5, 2019)

10.5
Employment Agreement by and among the Company, the Bank and James P. Blose, dated April 3, 2019 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on April 5, 2019)

10.6	Employment Agreement by and among the Company, the Bank and Thomas Geisel, dated April 3, 2019 (filed herewith)
10.7	Employment Agreement by and among the Company, the Bank and Brian Edwards, dated April 3, 2019 (filed herewith)
10.8	Employment Agreement by and among the Company, the Bank and Javier Evans, dated April 3, 2019 (filed herewith)
10.9	Supplemental Equity Award to Jack Kopnisky (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K filed on March 1, 2019).
10.10	Supplemental Equity Award to Luis Massiani (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed on March 1, 2019).
10.11	Supplemental Equity Award to Rodney Whitewell (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed on March 1, 2019).
10.12	Supplemental Equity Award to Michael Finn (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on March 1, 2019).
10.13	Supplemental Equity Award to Jame Blose (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on March 1, 2019).

10.14	Supplemental Equity Award to Thomas Geisel (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed on March 1, 2019).
10.15	Supplemental Equity Award to Brian Edwards (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed on March 1, 2019).
10.16	Supplemental Equity Award to Javier Evans (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on March 1, 2019).
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Calculation Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Sterling Bancorp

Date:	May 3, 2019	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 3, 2019	By:	/s/ Luis Massiani
Luis Massiani
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)