Form 10-Q
period 2020-03-31
STERLING BANCORP
filed 2020-05-04
CIK 1070154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares outstanding as of May 1, 2020
$0.01 per share	194,455,424

STERLING BANCORP AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
QUARTERLY PERIOD ENDED MARCH 31, 2020

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
ASSETS:
Cash and due from banks	$348,636	$329,151
Securities available for sale, at estimated fair value	2,660,835	3,095,648
Securities held to maturity (“HTM”), (net of allowance for credit losses of $2,499 at March 31, 2020)	1,953,678	1,979,661
Loans held for sale	8,124	8,125
Portfolio loans	21,709,957	21,440,212
Allowance for credit losses - loans	(326,444)	(106,238)
Portfolio loans, net	21,383,513	21,333,974
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, at cost	240,722	251,805
Accrued interest receivable	102,101	100,312
Premises and equipment, net	228,526	227,070
Goodwill	1,683,482	1,683,482
Other intangible assets, net	106,164	110,364
Bank owned life insurance (“BOLI”)	616,648	613,848
Other real estate owned	11,815	12,189
Other assets	990,792	840,868
Total assets	$30,335,036	$30,586,497
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$22,558,280	$22,418,658
FHLB borrowings	1,955,451	2,245,653
Repurchase agreements	27,562	22,678
Senior Notes	171,422	173,504
Subordinated Notes - Bank	173,244	173,182
Subordinated Notes - Company	271,019	270,941
Mortgage escrow funds	96,491	58,316
Other liabilities	659,143	693,452
Total liabilities	25,912,612	26,056,384
Commitments and Contingent liabilities (See Note 15. “Commitments and Contingencies”)
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; 135,000 shares issued and outstanding at March 31, 2020 and December 31, 2019)	137,363	137,581
Common stock (par value $0.01 per share; 310,000,000 shares authorized at March 31, 2020 and December 31, 2019; 229,872,925 shares issued at March 31, 2020 and December 31, 2019; 194,460,656 and 198,455,324 shares outstanding at March 31, 2020 and December 31, 2019, respectively)	2,299	2,299
Additional paid-in capital	3,749,508	3,766,716
Treasury stock, at cost (35,412,268 shares at March 31, 2020 and 31,417,601 shares at December 31, 2019)	(660,069)	(583,408)
Retained earnings	1,125,702	1,166,709
Accumulated other comprehensive income, net of tax expense of $25,830 at March 31, 2020 and $15,361 at December 31, 2019	67,621	40,216
Total stockholders’ equity	4,422,424	4,530,113
Total liabilities and stockholders’ equity	$30,335,036	$30,586,497
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Income Statements (Unaudited)
(Dollars in thousands, except share and per share data)

	Three months ended
	March 31,
	2020	2019
Interest and dividend income:
Loans and loan fees	$235,439	$260,295
Securities taxable	20,629	27,847
Securities non-taxable	12,997	14,857
Other earning assets	4,462	6,401
Total interest and dividend income	273,527	309,400
Interest expense:
Deposits	45,781	45,995
Borrowings	15,974	27,899
Total interest expense	61,755	73,894
Net interest income	211,772	235,506
Provision for credit losses - loans	136,577	10,200
Provision for credit losses - held to maturity securities	1,703	—
Net interest income after provision for credit losses	73,492	225,306
Non-interest income:
Deposit fees and service charges	6,622	6,212
Accounts receivable management / factoring commissions and other fees	5,538	5,423
Bank owned life insurance	5,018	3,641
Loan commissions and fees	11,024	3,838
Investment management fees	1,847	1,900
Net gain (loss) on sale of securities	8,412	(13,184)
Net gain on called securities	4,880	—
Gain on sale of residential mortgage loans	—	8,313
Other	3,985	3,454
Total non-interest income	47,326	19,597
Non-interest expense:
Compensation and benefits	54,876	55,990
Stock-based compensation plans	6,006	5,123
Occupancy and office operations	15,199	16,535
Information technology	8,018	8,675
Amortization of intangible assets	4,200	4,826
FDIC insurance and regulatory assessments	3,206	3,338
Other real estate owned expense, net	52	217
Charge for asset write-downs, retention and severance	—	3,344
Other	23,156	16,944
Total non-interest expense	114,713	114,992
Income before income tax expense	6,105	129,911
Income tax (benefit) expense	(8,042)	28,474
Net income	14,147	101,437
Preferred stock dividend	1,976	1,989
Net income available to common stockholders	$12,171	$99,448
Weighted average common shares:
Basic	196,344,061	213,157,090
Diluted	196,709,038	213,505,842
Earnings per common share:
Basic	$0.06	$0.47
Diluted	0.06	0.47
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three months ended
	March 31,
	2020	2019
Net income	$14,147	$101,437
Other comprehensive income (loss), before tax:
Change in unrealized holding gains on securities available for sale	48,755	75,329
Unrealized loss on transfer of securities held to maturity to available for sale	—	(11,813)
Reclassification adjustment for net realized (gains) losses included in net income	(8,412)	13,184
Accretion of net unrealized loss on securities transferred to held to maturity	97	2,417
Change in the actuarial loss of defined benefit plan and post-retirement benefit plans	(2,568)	2,883
Total other comprehensive income, before tax	37,872	82,000
Deferred tax (expense) related to other comprehensive income	(10,467)	(22,665)
Other comprehensive income, net of tax	27,405	59,335
Comprehensive income	$41,552	$160,772
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share and per share data)

	Number of common shares	Preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity
Balance at January 1, 2019	216,227,852	$138,423	$2,299	$3,776,461	$(213,935)	$791,550	$(65,945)	$4,428,853
Net income	—	—	—	—	—	101,437	—	101,437
Other comprehensive income	—	—	—	—	—	—	59,335	59,335
Stock options & other stock transactions, net	3,893	—	—	—	49	6	—	55
Restricted stock awards, net	1,331,674	—	—	(24,626)	12,818	12,913	—	1,105
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(15,079)	—	(15,079)
Cash dividends declared ($16.25 per preferred share)	—	(205)	—	—	—	(1,989)	—	(2,194)
Purchase of treasury stock	(8,002,595)	—	—	—	(154,289)	—	—	(154,289)
Balance at March 31, 2019	209,560,824	$138,218	$2,299	3,751,835	$(355,357)	$888,838	$(6,610)	$4,419,223

	Number of common shares	Preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balance at January 1, 2020	198,455,324	$137,581	$2,299	$3,766,716	$(583,408)	$1,166,709	$40,216	$4,530,113
Cumulative effect of change in accounting principle (see Note 1. “Basis of Financial Statement Presentation”)	—	—	—	—	—	(54,254)	—	(54,254)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	198,455,324	137,581	2,299	3,766,716	(583,408)	1,112,455	40,216	4,475,859
Net income	—	—	—	—	—	14,147	—	14,147
Other comprehensive income	—	—	—	—	—	—	27,405	27,405
Stock options & other stock transactions, net	41,000	—	—	—	346	68	—	414
Restricted stock awards, net	865,091	—	—	(17,208)	4,025	14,776	—	1,593
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(13,768)	—	(13,768)
Cash dividends declared ($16.25 per preferred share)	—	(218)	—	—	—	(1,976)	—	(2,194)
Purchase of treasury stock	(4,900,759)	—	—	—	(81,032)	—	—	(81,032)
Balance at March 31, 2020	194,460,656	$137,363	$2,299	$3,749,508	$(660,069)	$1,125,702	$67,621	$4,422,424
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three months ended
	March 31,
	2020	2019

Cash flows from operating activities:
Net income	$14,147	$101,437
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses	138,280	10,200
Net (gain) from write-downs and sales of other real estate owned	(62)	(316)
Net (gain) on extinguishment of Senior Notes	(8)	(46)
Depreciation of premises and equipment	5,034	4,990
Loss on extinguishment of FHLB loans	753	—
Asset write-downs, retention and severance compensation and other restructuring charges	—	3,344
Amortization of intangible assets	4,200	4,826
Amortization of low income housing tax credits	7,401	3,810
Net (gain) loss on sale of securities	(8,412)	13,184
Gain on security calls available for sale	(4,897)	—
Loss on security calls held to maturity	17	—
Net gain on loans held for sale	—	(8,337)
Net amortization of premiums on securities	7,978	9,060
Amortization of premium on certificates of deposit	(692)	(1,077)
Net accretion of purchase discount and amortization of net deferred loan costs	(10,385)	(25,280)
Net accretion of debt issuance costs and amortization of premium on borrowings	(144)	(431)
Restricted stock compensation expense	6,006	5,123
Originations of loans held for sale	—	(4,500)
Proceeds from sales of loans held for sale	1	2,273
Increase in cash surrender value of bank owned life insurance	(5,018)	(3,641)
Deferred income tax expense	(60,653)	21,073
Other adjustments (principally net changes in other assets and other liabilities)	(91,040)	(27,324)
Net cash provided by operating activities	2,506	108,368
Cash flows from investing activities:
Purchases of securities:
Available for sale	(124,408)	(17,839)
Held to maturity	(882)	(3,420)
Proceeds from maturities and other principal payments on securities:
Available for sale	64,600	71,784
Held to maturity	17,343	17,311
Proceeds from sales of securities available for sale	407,524	738,751
Proceeds from calls of securities available for sale	138,872	—
Proceeds from calls of securities held to maturity	905	—
Portfolio loan originations, net	(339,730)	(200,709)
Proceeds from sale of commercial loans	95,179	—
Proceeds from sale of residential mortgage loans	—	1,319,234
Redemptions of FHLB and FRB stock, net	11,083	71,235

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three months ended
	March 31,
	2020	2019

Proceeds from sales of other real estate owned	1,168	4,198
Purchases of premises and equipment	(8,374)	(3,540)
Proceeds from bank owned life insurance	2,218	132
Proceeds from sale of premises and equipment	1,884	—
Purchases of low income housing tax credits	(45,196)	(3,602)
Cash paid for acquisition, net	—	(515,692)
Net cash provided by investing activities	222,186	1,477,843
Cash flows from financing activities:
Net increase (decrease) in transaction, savings and money market deposits	628,101	(44,755)
Net (decrease) increase in certificates of deposit	(487,787)	57,323
Net (decrease) in short-term FHLB borrowings	(40,000)	(754,000)
Advances of term FHLB borrowings	300,000	300,000
Repayments of term FHLB borrowings	(550,000)	(1,125,000)
Repayment of Senior Notes	(2,000)	(6,954)
Net increase in other borrowings	4,884	5,682
Net increase in mortgage escrow funds	38,175	29,145
Proceeds from stock option exercises	414	55
Treasury shares repurchased	(81,032)	(154,289)
Cash dividends paid - common stock	(13,768)	(15,079)
Cash dividends paid - preferred stock	(2,194)	(2,194)
Net cash (used in) financing activities	(205,207)	(1,710,066)
Net increase (decrease) in cash and cash equivalents	19,485	(123,855)
Cash and cash equivalents at beginning of period	329,151	438,110
Cash and cash equivalents at end of period	$348,636	$314,255
Supplemental cash flow information:
Interest payments	$58,803	$69,935
Income tax payments	5,678	14
Real estate acquired in settlement of loans	732	1,007
Unsettled securities transactions	—	7,188
Loans transferred from held for investment to held for sale	95,179	—
Securities held to maturity transferred to available for sale	—	708,627
Operating cash flows from operating leases	5,109	4,153
Right-of-use assets obtained in exchange for lease liabilities	—	125,394
Acquisitions:
Non-cash assets acquired:
Total loans, net	$—	$471,878
Accrued interest receivable	—	1,789
Goodwill	—	44,781
Other assets	—	545
Total non-cash assets acquired	—	518,993
Liabilities assumed:
Other liabilities	—	3,301
Total liabilities assumed	—	3,301
Net non-cash assets acquired	—	515,692
Total consideration paid	$—	$515,692
See accompanying notes to consolidated financial statements.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

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

The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but, in the opinion of management, reflect all adjustments necessary for a fair presentation of our financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2019, included in our Annual Report on Form 10-K, as filed with the SEC on February 28, 2020 (the “2019 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period. Certain items in prior financial statements have been reclassified to conform to the current presentation. These reclassifications had no impact on previously reported net income.

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

(d) Risks and Uncertainties - COVID-19
The global pandemic resulting from the outbreak of the novel strain of coronavirus (“COVID-19”) has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. In particular, COVID-19 has disrupted our normal course of providing services to our clients and adversely impacted our clients and could impair their ability to fulfill their obligations to the Bank. While there has been no significant negative impact to our colleagues and business operations in the first quarter, COVID-19 could impact our business continuity plans in the future.

Our consolidated financial statements reflect estimates and assumptions we make that affect the reported amounts of assets and liabilities, including the amount of the allowances for credit losses we established. We considered the impact of COVID-19 on the assumptions and estimates used and the COVID-19 pandemic did have a material adverse impact on our provision for credit losses and, subsequent to March 31, 2020, resulted in a significant amount of forbearance requests, which are in the process of review and implementation.

We are dependent upon the willingness and ability of our colleagues and clients to conduct banking and other financial transactions. If the global response to COVID-19 is unsuccessful, or results in additional impacts, it is reasonably possible that we could experience a material adverse effects on our business, financial condition, results of operations, cash flows and guidance, including material changes to our significant estimates. While it is not possible to know the full extent that COVID-19, and resulting measures in response thereto will have on our operations, we are disclosing potentially material items of which we are aware as of the date of this report. In particular, we have conducted an initial review of our loan and securities portfolios to identify specific exposures and sectors that may be more at risk or impacted by COVID-19. These sectors include commercial real estate loans related to hotels and lodging and retail establishments; equipment finance loans related to transportation and oil and gas; commercial and industrial loans related to restaurant franchise financing. As of March 31, 2020, we had total outstanding loan balances to clients in these sectors of approximately

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)
$2.7 billion, which represented 12.5% of the total loan portfolio. Also, if the COVID-19 impact continues to linger, we may need to establish a valuation allowance for deferred tax assets and the effects could cause us to perform an intangible assets impairment test and result in an impairment charge being recorded in that period. In the event we conclude that all or a portion of our intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or our regulatory capital ratios.

(e) Accounting Principle Change
Effective January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13 “ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaced the prior incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL” or the “CECL Standard”). The measurement of expected credit losses under the CECL Standard is applicable to financial assets measured at amortized cost, including portfolio loans and investment securities classified as held-to-maturity (“HTM”). It also applies to off-balance sheet credit exposures including loan commitments, standby letters of credit, financial guarantees and other similar instruments. In addition, the CECL Standard changes the accounting for investment securities classified as available-for-sale (“AFS”), including a requirement that estimated credit losses on AFS securities be presented as an allowance rather than as a direct write-down of the carrying balance of securities which we do not intend to sell, or believe that it is more likely than not, that we will be required to sell.

We adopted the CECL Standard using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. As discussed further below, purchase credit deteriorated assets were measured on a prospective basis in accordance with the CECL Standard and all purchase credit impaired loans at December 31, 2019 were considered purchase credit deteriorated loans upon adoption. Results for reporting periods beginning after January 1, 2020 are presented under the CECL Standard while prior period amounts continue to be reported in accordance with previously applicable accounting guidance. The adoption of the CECL Standard resulted in the following adjustments to our financial statements:

	Change in consolidated balance sheet	Tax effect	Change to retained earnings from adoption of new accounting principle
Allowance for credit losses (“ACL”) - loans	$68,088	$18,820	$49,268
ACL - loans - (adjustment related to purchase credit impaired loan mark)[1]	22,496	—	—
Total ACL - loans	90,584	18,820	49,268
ACL - HTM securities	796	220	576
ACL - off balance sheet credit exposure (recorded in other liabilities)	6,095	1,685	4,410
Total impact of CECL adoption	$97,475	$20,725	$54,254
1This amount represents gross-up of the balance of the amortized cost of purchase credit impaired loans that were considered purchase credit deteriorated loans on adoption of the CECL Standard.

The table below presents additional details on the impact of the adoption of the CECL Standard on HTM securities, portfolio loans and off-balance sheet credit exposures as of January 1, 2020:

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

	As reported under CECL	Prior to CECL Standard adoption	Impact of CECL adoption
Assets:
ACL - HTM securities:
Corporate and other	$108	$—	$108
State and municipal	688	—	688
Total ACL - HTM securities	796	—	796

ACL - loans	$196,822	$106,238	$90,584

Liabilities:
ACL - off-balance sheet credit exposures (recorded in other liabilities)	$6,749	$654	$6,095

Under prior GAAP, our allowance for loan losses (“ALLL”) was determined under the incurred loss model, using an average of actual losses incurred over the most recent three-year period and the application of qualitative factors to arrive at an allowance that represented our best estimate of probable credit losses inherent in our loan portfolio. Under the CECL Standard, our ACL is based on an estimate of all amounts that are not expected to be collected over the contractual life of the portfolio loans, which is comprised of quantitative and qualitative factors.

As of December 31, 2019, a significant portion of our loans were acquired in business combination transactions that were subject to purchase accounting adjustments, which incorporated life of loan losses estimates at the date of acquisition into the estimate of the fair value of the loan. To the extent the loan continued to perform as expected since date of acquisition, we generally did not apply amounts from our allowance for loan losses methodology to such loans. At December 31, 2019, our allowance for loan losses of $106,238 was recorded as a valuation account against $15,433,966 of our portfolio loans. Acquired loans of $6,006,246 did not have an allowance for loan loss allocation as those loans had remaining purchase accounting adjustments.The composition of our portfolio loans at December 31, 2019 was the following:

	At December 31, 2019			December 31, 2019
	Originated	Acquired	Total	ALLL
Commercial and industrial	$6,982,226	$1,250,493	$8,232,719	$52,548
Commercial mortgage(1)	7,788,749	2,974,100	10,762,849	44,137
Residential mortgage	541,681	1,668,431	2,210,112	7,598
Consumer	121,310	113,222	234,532	1,955
Total	$15,433,966	$6,006,246	$21,440,212	$106,238

(1) Commercial mortgage includes commercial real estate, multi-family and ADC loans.

The increase in the ACL - loans from the adoption of the CECL Standard included the following adjustments:

	ALLL as of December 31, 2019	Adjustments recorded as of January 1, 2020		ACL as of January 1, 2020
		CECL Day 1	PCD gross-up
Commercial and industrial	$52,548	$44,675	$6,624	$103,847
Commercial mortgage	44,137	21,384	1,440	66,961
Residential mortgage	7,598	942	13,162	21,702
Consumer	1,955	1,087	1,270	4,312
Total	$106,238	$68,088	$22,496	$196,822

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)
Loans designated as purchased credit impaired loans (“PCI”) and accounted for under Accounting Standards Codification (“ASC”) 310-30 were designated as purchased with credit deterioration loans (“PCD”). In accordance with the CECL Standard, we did not reassess whether PCI loans met the criteria of PCD loans as of the date of adoption, and determined all PCI loans were PCD loans. On January 1, 2020, the amortized cost basis of PCD loans totaled $116,274. We recorded an increase to the balance of PCD loans and an increase to the ACL - loans of $22,496, which represented the expected credit losses for PCD loans. The remaining non-credit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2020 over the remaining estimated life of the loans. Also, in accordance with the CECL Standard, we did not reassess whether modifications to individual acquired financial assets were troubled debt restructurings (“TDRs”) as of the date of adoption.

Investment Securities: Investment securities are classified as HTM and carried at amortized cost when management has the intent and ability to hold them to maturity. Investment securities not classified as HTM or trading are classified as AFS. Securities AFS are carried at fair value, with unrealized holding gains and losses reported in comprehensive income, net of tax.

Interest income includes amortization of purchase premiums or discounts. Premiums and discounts on securities are generally amortized using the level-yield method without estimating prepayments, except for mortgage-backed securities, where prepayment rates are estimated. Premiums on callable investment securities are amortized to their earliest call date. Gains and losses on sales of securities are recorded on the trade date and determined using the specific identification method.

An investment security is placed on non-accrual status when management concludes it will not receive all principal and interest in a timely fashion in accordance with the terms of the security. Interest accrued but not received for a security placed on non-accrual is reversed against interest income. At March 31, 2020 and December 31, 2019, there were no securities placed on non-accrual.

ACL - HTM securities: HTM securities include residential mortgage-backed securities issued by government agencies, federal agency securities, corporate securities, state and municipal securities and other securities. We estimate expected credit losses on HTM securities individually using a discounted cash flow methodology. Our expected loss model estimates the probability of default and loss given default based on the security rating, historical loss rates by security ratings, whether the issuer continues to make timely principal and interest payments in accordance with the contractual terms of the security, and reasonable and supportable forecasts. For unrated state and municipal securities, we perform an internal credit evaluation and assign a rating to the security for ACL - HTM securities modeling purposes. The loss given default is estimated by security, and the aggregate amount results in the estimated ACL - HTM securities balance. Included in state and municipal securities at March 31, 2020, were non-rated securities of $119,078, which consisted mainly of short-term general obligation securities and bond anticipation notes and tax anticipation notes issued by jurisdictions in New York state.

At March 31, 2020 and December 31, 2019, all of our residential mortgage-backed and federal agency securities were issued by U.S. government entities or agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by a nationally recognized statistical rating organization and have had no historical credit defaults. We expect these securities are fully collectible, as these securities are backed by the full faith and credit of or directly guaranteed by the U.S. Government. Accordingly, we established no ACL for such securities.

Accrued interest receivable on HTM investment securities totaled $20,099 and $16,536 at March 31, 2020 and December 31, 2019, respectively, and is excluded from the estimate of ACL. Accrued interest receivable on HTM investment securities is included in accrued interest receivable on the consolidated balance sheets.

ACL - on investment securities classified as AFS: For AFS investment securities which are in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not, that we will be required to sell the security before recovery of the amortized cost basis. If either of the criteria is met, the amortized cost basis of the security is written down to fair value through income. For AFS investment securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from an actual or estimated credit loss event or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, changes to the rating of the security, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss is likely, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, an ACL is recorded for the estimated credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income.

Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectibility of an AFS security has been confirmed or if either of the criteria regarding intent or requirement to sell is met.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)
Accrued interest receivable on AFS investment securities totaled $12,692 and $12,772 at March 31, 2020 and December 31, 2019, respectively, and is excluded from the estimate of credit losses. Accrued interest receivable on AFS investment securities is included in accrued interest receivable on the consolidated balance sheets.

Portfolio loans: Portfolio loans are loans we have the intent and ability to hold for the foreseeable future, or until maturity or payoff, and are reported at amortized cost. The amortized cost is the principal balance outstanding, net of purchase premiums and discounts, including purchase accounting adjustments from prior merger transactions, deferred loan fees and costs. Accrued interest receivable on portfolio loans totaled $69,311 and $71,004 at March 31, 2020 and December 31, 2019, respectively, and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. For portfolio loans with a term of one year or more, loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Generally, interest income is discontinued on portfolio loans and loans are placed on non-accrual status at the earlier of: (i) when we determine the borrower may likely be unable to meet contractual principal or interest obligations; or (ii) when the loan is 90 days delinquent unless the loan is well secured and in process of collection. Consumer loans are generally charged-off no later than 120 days past due unless the loan is in the process of collection. For other portfolio loans, when we conclude the collateral and or debt service capacity of the borrower are insufficient to repay the loan, we charge-off the amount that is deemed uncollectible. Past due status is based on the contractual terms of the loan.

All interest accrued but not received on loans placed on non-accrual is reversed against interest income. Interest received on such loans is generally accounted for under the cost-recovery method, until the loan qualifies to be returned to accrual status. Under the cost-recovery method, interest income is not recognized until the loan balances is reduced to zero. We may elect to account for interest receipts on non-accrual loans on a cash-basis when we have determined we are in a well-secured position. Under the cash basis method, interest income is recorded when cash payments are received. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Purchase Credit Deteriorated (“PCD”) Loans: We have acquired loans through direct purchase and, more often, in merger transactions, some of which have experienced more than an insignificant credit deterioration since origination. Criteria we consider to determine whether a loan should be designated PCD includes, but is not limited to, the following: (i) loans delinquent over 60 days as of the date of acquisition; (ii) loans downgraded and rated special mention or worse as of the date of acquisition; (iii) loans on non-accrual; and (iv) loans deemed collateral dependent as of the date of acquisition. PCD loans are recorded at the purchase price paid. An ACL is determined using the same methodology as for other portfolio loans and the sum of the purchase price and ACL represents the initial amortized cost basis of the loan. The difference between the initial amortized cost basis and the par value of the loan represents either a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL are recorded through provision expense. The only loans classified as PCD as of March 31, 2020 are loans that were formerly classified as PCI loans under the incurred loss model at adoption of the CECL Standard.

ACL - Loans: The ACL - loans is a valuation account that is deducted from the amortized cost basis of portfolio loans to present the net amount expected to be collected on portfolio loans over their contractual life. Loans are charged-off against the allowance when we believe the uncollectibility of a loan balance has been confirmed, and the expected recoveries do not exceed the aggregate of amounts previously charged-off or expected to be charged-off.

We estimate the balance of the ACL - loans using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The methodologies for estimating the ACL - loans apply historical loss information, adjusted for current loan-specific risk characteristics such as differences in underwriting standards, portfolio composition, delinquency levels, loan terms, changes in environmental conditions such as changes in GDP, unemployment rates, credit spreads, property values, other relevant factors, that are reasonable and supportable, to the identified financial assets for which the historical loss experience was observed. Our methodologies revert back to historical loss information at the individual macro variable level, which begins in two to three years and converges to its long-run equilibrium, when we can no longer develop reasonable and supportable forecasts.

The ACL - loans is measured on a collective (pool) basis when similar risk characteristics exist. We measure our warehouse lending portfolio and certain consumer loans at the loan level. Generally, for all other loan types, the estimated expected credit loss is also calculated at the loan level and pool assignments are only utilized for aggregating the allowance estimates of similar loan types for financial statement disclosure purposes. We have identified the following portfolio segments and estimate our ACL - loans using the following methods:

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

Portfolio segment	ACL Methodology	Risk characteristics	Portfolio composition
Traditional Commercial and Industrial	Loss rate	Actual cash flow varies from amounts estimated, changes in collateral value, business not successful	Various types of secured and unsecured traditional C&I loans to small and medium-sized businesses in our market area, including loans collateralized by assets, such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and other business assets.
Asset-based lending (“ABL”)	Loss rate	Actual cash flow varies from amounts estimated, borrower unable to collect accounts receivable or convert inventory, uncertain value of collateral	Loans to mid-size businesses on a national basis. ABL loans are secured with a blanket lien on all business assets and will include direct control and supervision of accounts receivable, inventory, machinery and equipment and real estate collateral.
Payroll finance	Loss rate	Inability to collect on accounts receivable, delays in accounts receivable turnover	Financing and business process outsourcing, including full back-office, technology and tax accounting services, to independently-owned temporary staffing companies nationwide. Loans typically are structured as an advance used by our clients to fund their employee payroll and are outstanding on average for 40 to 45 days.
Warehouse lending	No historical losses, qualitative overlay	Inability to sell underlying mortgage loan collateral into the secondary market	Residential mortgage warehouse funding facilities to non-bank mortgage companies. These loans consist of a line of credit used as temporary financing during the period between the closing of a mortgage loan until its sale into the secondary market, which on average occurs 20 days of the original loan closing.
Factored receivables	Loss rate	Inability to collect on accounts receivable, delays in accounts receivable turnover	We provide accounts receivable management services. The purchase of a client’s accounts receivable is traditionally known as “factoring” and results in payment by the client of a factoring fee, which is generally a percentage of the factored receivables or sales volume, which is designed to compensate the Bank for the bookkeeping and collection services provided and, if applicable, its credit review of the client’s customer and assumption of customer credit risk.
Equipment financing	Loss rate	Actual cash flow varies from amounts estimated, changes in collateral value	Equipment financing loans are offered through direct lending programs, third-party sources and vendor programs nationally. Our equipment finance lending mainly includes full payout term loans and secured loans for various types of business equipment.
Public sector finance	DCF	Municipal tax / revenue receipts insufficient to service debt; loss of access to capital markets	Loans to state, municipal and local government entities nationally. Loans are either secured by equipment, or are obligations that are backed by the ability to levy taxes, either generally or associated with a specific project.
Commercial real estate/ multi-family (“CRE”)	PD/LGD for non-owner occupied and loss rate for owner occupied	Actual cash flow varies from amounts estimated, changes in collateral value	CRE loans secured mainly by first liens on properties, including retail properties, office buildings, nursing homes, hotels, motels or restaurants, warehouses, schools and industrial complexes. To a lesser extent, we originate CRE loans for recreation, medical use, land, gas stations, not for profit and other categories. These loans are generally secured by properties located in our primary market area.
Acquisition, development and construction	PD/LGD	Construction costs are greater than anticipated, changes in estimated collateral value, project completion	Construction loans are made in accordance with a schedule reflecting the cost of construction. Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers, except in cases of owner occupied construction loans. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. We provide permanent mortgage financing on most of our construction loans on income-producing property.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

Portfolio segment	ACL Methodology	Risk characteristics	Portfolio composition
Residential mortgage and home equity lines of credit	PD/LGD	Product type, conforming, vs. non-conforming, interest only, converted interest only, amortizing, FICO score, LTV	Residential mortgage conforming and non-conforming, fixed-rate and adjustable rate mortgage (“ARM”) loans with maturities up to 30 years. Also includes home equity lines of credit.
Other consumer loans	8 quarter historical loss	FICO, LTV, product type	Other consumer loans consist of loans for personal use.

Under the loss rate method, expected credit losses are estimated using a loss rate that is multiplied by the amortized cost of the asset at the balance sheet date. For each loan segment identified above, we apply an expected historical loss trend based on third-party loss estimates, correlate them to observed economic metrics and reasonable and supportable forecasts of economic conditions and overlay qualitative factors as determined by management.

Under the discounted cash flow method, expected credit losses are determined by comparing the amortized cost of the asset at the balance sheet date to the present value of estimated future principal and interest payments expected to be collected over the remaining life of the asset. Our loss model generates cash flow projections at the loan level based on reasonable and supportable projections, from which we estimate payment collections adjusted for curtailments, recovery time, probability of default and loss given default.

Under the probability of default and loss given default method, expected credit losses are calculated by multiplying the probability that the asset will default within a given time frame (“PD”) by the percentage of the asset that is not expected to be collected due to default (“LGD”), and multiplying this factor by the amortized cost of the asset at the balance sheet date. The PD and LGD is calculated based on third party historical information of loan performance, real estate prices and other factors, adjusted for current conditions and reasonable and supportable forecasts.

Qualitative loss factors are based on our judgement of company, market, industry or business specific data, loan trends, changes in portfolio segment composition, delinquency and loan rating.

When a foreclosure is deemed probable, we estimate the fair value of the collateral at the reporting date to record the net carrying amount of the asset and determine the ACL. When repayment is dependent upon the sale of the collateral, the fair value of the collateral is adjusted for estimated costs to sell. If repayment depends on the operation, rather than the sale, of the collateral, an estimate for cost to sell is not included in the fair value of the collateral.

Determining the Contractual Term: Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayment rates when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: we have a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower, or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by us.

TDRs: A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a TDR. The ACL on a TDR is measured using the same method as all other portfolio loans, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the ACL is determined by discounting the expected future cash flows at the original interest rate of the loan.

ACL on Off-Balance Sheet Credit Exposures: We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation, unless that obligation is unconditionally cancellable by us. The ACL on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Generally, expected credit losses on commitments is based on historical losses on similar portfolio segments, economic conditions, and qualitative factors.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)
Our off-balance sheet credit exposures include mainly loan origination commitments on construction loans, unused committed lines on traditional commercial and industrial loans, asset-based lending loans, equipment finance loans, warehouse lending loans, and standby and performance-based letters of credit. See Note 15 “Commitments and Contingencies” for additional information.

Macroeconomic Assumptions: We rely on economic models and forecast assumptions developed by Moody’s Analytics, Inc. (“Moody’s”), our principal CECL vendor, in measuring our estimate of the ACL. The key forecast assumptions that drive the economic models are presented for approval to our CECL committee, which is comprised of representatives from finance, credit and risk and then incorporated into the expected loss models. The macroeconomic model scenarios are updated on a quarterly basis.

(2) Acquisitions

Equipment finance loan and lease portfolio and origination platform acquired from Santander Bank (“Santander”)
On November 29, 2019, the Bank acquired an equipment finance loan and lease portfolio consisting of equipment finance loans, sales-type leases and operating leases from Santander (the “Santander Portfolio Acquisition”). In addition, the Bank obtained relationship management and business development personnel who will continue to manage the acquired loan and lease portfolio and originate new loans and leases. The total consideration paid in cash at closing was $846,112. We acquired $764,020 of equipment finance loans and leases (classified as portfolio loans on the consolidated balance sheet), and $74,834 of operating leases (classified as other assets on the consolidated balance sheet). The fair value of these loans and leases was $820,144 at the time of acquisition. The Bank paid a premium of 0.75% on the unpaid principal balance of the loans or $6,291. The transaction was accounted for as a business combination. We recorded a $5,133 restructuring charge consisting mainly of severance, retention, systems integration expense and facilities consolidation, which is included in charge for asset write-downs, retention and severance on the consolidated income statement. The acquired loans and origination platform have been fully integrated into our equipment finance business.

Commercial loan portfolio and origination platform acquired from Woodforest National Bank (“Woodforest”)
On February 28, 2019, the Bank acquired a commercial loan portfolio consisting of equipment finance loans and leases and asset-based lending loans from Woodforest (the “Woodforest Acquisition”). In addition, the Bank obtained sales and relationship management and business development personnel based in Novi, Michigan, who will continue to originate new loans and leases. The total consideration paid in cash at closing was $515,692. We acquired $166,143 of equipment finance loans, and $331,842 of asset-based lending loans, which are mainly variable rate loans. The fair value of these loans and leases was $471,878 at the time of acquisition. The Bank paid a premium of 3.75% on the unpaid principal balance of the loans or $18,674. The transaction was accounted for as a business combination. We recorded a $3,344 restructuring charge consisting mainly of severance, retention, systems integration expense and facilities consolidation, which is included in charge for asset write-downs, retention and severance on the consolidated income statements. The acquired loans and origination platform have been fully integrated into our asset-based lending and equipment finance business lines.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)
(3) Securities

The following table summarizes the amortized cost, fair value, and ACL related to HTM securities, the amortized cost and fair value related to AFS securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulative other comprehensive income and gross unrecognized gains and losses at March 31, 2020. The terms “MBS” refers to mortgage-backed securities and the term “CMOs” refers to collateralized mortgage obligations. Both of these terms are further defined in Note 17. “Fair Value Measurements”:

	March 31, 2020
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value	Allowance for credit losses
Residential MBS:
Agency-backed	$1,173,696	$53,661	$(38)	$1,227,319	$154,580	$5,962	$—	$160,542	$—
CMOs/Other MBS	482,873	15,044	(16)	$497,901	—	—	—	—	—
Total residential MBS	1,656,569	68,705	(54)	1,725,220	154,580	5,962	—	160,542	—
Other securities:
Federal agencies	171,907	7,335	—	$179,242	59,556	1,412	—	60,968	—
Corporate	292,977	9,530	(1,947)	$300,560	19,891	375	(8)	20,258	70
State and municipal	446,446	10,220	(853)	$455,813	1,709,400	69,066	(1,035)	1,777,431	2,384
Other	—	—	—	$—	12,750	141	(1)	12,890	45
Total other securities	911,330	27,085	(2,800)	935,615	1,801,597	70,994	(1,044)	1,871,547	2,499
Total securities	$2,567,899	$95,790	$(2,854)	$2,660,835	$1,956,177	$76,956	$(1,044)	$2,032,089	$2,499

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

A summary of amortized cost and estimated fair value of securities as of December 31, 2019 is presented below:

	December 31, 2019
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Residential MBS:
Agency-backed	$1,595,766	$20,385	$(1,032)	$1,615,119	$168,743	$1,827	$(75)	$170,495
CMOs/Other MBS	508,217	4,104	(44)	512,277	—	—	—	—
Total residential MBS	2,103,983	24,489	(1,076)	2,127,396	168,743	1,827	(75)	170,495
Other securities:
Federal agencies	196,809	4,582	(253)	201,138	59,475	822	—	60,297
Corporate	307,050	13,917	(45)	320,922	19,904	415	—	20,319
State and municipal	435,213	11,321	(342)	446,192	1,718,789	70,530	(134)	1,789,185
Other	—	—	—	—	12,750	147	(2)	12,895
Total other securities	939,072	29,820	(640)	968,252	1,810,918	71,914	(136)	1,882,696
Total securities	$3,043,055	$54,309	$(1,716)	$3,095,648	$1,979,661	$73,741	$(211)	$2,053,191

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)
The amortized cost and estimated fair value of securities at March 31, 2020 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential MBS are shown separately since they are not due at a single maturity date.

	March 31, 2020
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Remaining period to contractual maturity:
One year or less	$5,137	$5,122	$57,050	$57,466
One to five years	155,315	158,260	76,020	78,290
Five to ten years	449,755	461,786	335,166	347,885
Greater than ten years	301,123	310,447	1,333,361	1,387,906
Total securities with a stated maturity date	911,330	935,615	1,801,597	1,871,547
Residential MBS	1,656,569	1,725,220	154,580	160,542
Total securities	$2,567,899	$2,660,835	$1,956,177	$2,032,089

Sales and calls of securities for the periods indicated below were as follows:

	For the three months ended
	March 31,
	2020	2019
Available for sale:
Proceeds from sales	$407,524	$738,751
Gross realized gains	8,480	4,355
Gross realized losses	(68)	(17,539)
Income tax expense (benefit) on realized net gains / (losses)	1,472	(3,644)
Proceeds from calls	$139,777	$—
Gross realized gains	4,909	—
Gross realized (losses)	(29)	—
Income tax expense on realized net gains	854	—

We adopted ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities,” as of January 1, 2019, which allowed us to reclassify a debt security from HTM to AFS if the debt security is eligible to be hedged under the last-of-layer method in accordance with ASU 2017-12. Generally, this included debt securities that are pre-payable, including MBS, and debt securities that are callable by the issuer, which are applicable to many of our state and municipal debt securities. We transferred HTM securities with a book value of $720,440 and a fair value of $708,627 at December 31, 2018 to AFS effective January 1, 2019. In the first quarter of 2019, we sold securities with a book value of $751,935 to raise liquidity for the Woodforest Acquisition, and to reduce lower yielding securities as a percentage of total assets.

At March 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity, other than the U.S. federal government and its agencies.

The following table summarizes AFS securities with unrealized losses, in an unrealized loss position for which an ACL has not been recorded at March 31, 2020 and December 31, 2019 aggregated by major security type and length of time in a continuous unrealized loss position:

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS
March 31, 2020
Residential MBS:
Agency-backed	$3,287	$(13)	$2,070	$(25)	$5,357	$(38)
CMOs/Other MBS	5,663	(16)	—	—	5,663	(16)
Total residential MBS	8,950	(29)	2,070	(25)	11,020	(54)
Other securities:
Corporate	48,993	(1,902)	4,994	(45)	53,987	(1,947)
State and municipal	28,994	(597)	14,811	(256)	43,805	(853)
Total other securities	77,987	(2,499)	19,805	(301)	97,792	(2,800)
Total securities	$86,937	$(2,528)	$21,875	$(326)	$108,812	$(2,854)
December 31, 2019
Residential MBS:
Agency-backed	$98,350	$(317)	$108,052	$(715)	$206,402	$(1,032)
CMOs/Other MBS	—	—	5,916	(44)	5,916	(44)
Total residential MBS	98,350	(317)	113,968	(759)	212,318	(1,076)
Other securities:
Federal agencies	39,573	(253)	—	—	39,573	(253)
Corporate	—	—	12,006	(45)	12,006	(45)
State and municipal	12,795	(94)	14,651	(248)	27,446	(342)
Total other securities	52,368	(347)	26,657	(293)	79,025	(640)
Total securities	$150,718	$(664)	$140,625	$(1,052)	$291,343	$(1,716)

The adoption of CECL did not have an impact on our accounting for AFS securities. We regularly review AFS securities for impairment resulting from credit losses using both qualitative and quantitative criteria based on the composition of the portfolio at each reporting period. Unrealized losses on corporate and state and municipal securities have not been recognized into income because the issuers are of high credit quality, we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. The fair value is expected to recover as the securities approach maturity.

At March 31, 2020, a total of 47 AFS securities were in a continuous unrealized loss position for less than 12 months and 77 AFS securities were in a continuous unrealized loss position for 12 months or longer.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)
The following table summarizes securities HTM with unrecognized losses, segregated by the length of time in a continuous unrecognized loss position for the periods presented below:

	Continuous unrecognized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
HTM
March 31, 2020
Other securities:
Corporate	$9,992	$(8)	$—	$—	$9,992	$(8)
State and municipal	27,213	(925)	7,181	(110)	34,394	(1,035)
Other	4,999	(1)	—	—	4,999	(1)
Total securities	$42,204	$(934)	$7,181	$(110)	$49,385	$(1,044)
December 31, 2019
Residential MBS:
Agency-backed	$39,732	$(69)	$1,598	$(6)	$41,330	$(75)
Other securities:
State and municipal	177	(2)	8,258	(132)	8,435	(134)
Other	9,998	(2)	—	—	9,998	(2)
Total other securities	10,175	(4)	8,258	(132)	18,433	(136)
Total securities	$49,907	$(73)	$9,856	$(138)	$59,763	$(211)

The following table presents the activity in the ACL - HTM securities by type of security for the period ended March 31, 2020:

	Type of security
	Corporate and Other	State and municipal
ACL - HTM:
Balance at December 31, 2019	$—	$—
Impact of adoption on January 1, 2020	108	688
Provision for credit loss expense recorded in the quarter ended March 31, 2020	7	1,696
Total ACL - HTM at March 31, 2020	$115	$2,384

The ACL - HTM securities was estimated using a discounted cash flow approach. We discounted the expected cash flows using the effective interest rate inherent in the security. For floating rate securities, we projected interest rates using forward interest rate curves. We review the term structures for probability of default, probability of prepayment and loss given default. We estimate a reasonable and supportable term of three years, which was supported by our back testing process.

Credit Quality Indicators
We monitor the credit quality of HTM investment securities through the use of credit ratings, internal reviews and analysis of financial information and other data, and external reviews from a third-party vendor. We monitor credit quality indicators at least quarterly, and all credit ratings were updated and reviewed as of March 31, 2020. At March 31, 2020, a total of 9 HTM securities were in a continuous unrealized loss position for less than 12 months and 42 HTM securities were in a continuous unrealized loss position for 12 months or longer. The following table summarizes the amortized cost of HTM securities at March 31, 2020 aggregated by credit quality indicator:

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

Credit Rating:	Corporate and other	State and municipal
AAA	$—	$756,731
AA	12,750	795,881
A	—	37,710
Non-rated	19,891	119,078
Total	$32,641	$1,709,400

The majority of state and municipal securities had a rating of A or greater at March 31, 2020. State and municipal securities consist mainly of securities issued by jurisdictions located in the state of New York and securities issued by other states. The non-rated state and municipal securities consist general obligation securities and short-term bond anticipation notes and tax anticipation notes issued by municipalities in the state of New York.

A security is considered to be delinquent once it is 30 days past due under the terms of the agreement. There were no past due securities and there were no securities on non-accrual at March 31, 2020.

Securities pledged for borrowings at the FHLB and other institutions, and securities pledged for municipal deposits and other purposes, were as follows for the periods presented below:

	March 31,	December 31,
	2020	2019
AFS securities pledged for borrowings, at fair value	$27,562	$22,678
AFS securities pledged for municipal deposits, at fair value	1,161,100	866,020
HTM securities pledged for borrowings, at amortized cost	200	483
HTM securities pledged for municipal deposits, at amortized cost	1,098,088	1,432,909
Total securities pledged	$2,286,950	$2,322,090

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)
(4) Portfolio Loans

At and prior to December 31, 2019, portfolio loans were accounted for under the incurred loss model. At March 31, 2020, portfolio loans are accounted for under the expected loss model. Accordingly, some of the information presented below is not comparable from period to period. See Note 1. “Basis of Financial Statement Presentation - (e) Accounting Principle Change” for additional information.

The composition of our total portfolio loans, which excludes loans held for sale, was the following for the periods presented below:

	March 31, 2020	December 31, 2019
Commercial:
Commercial & Industrial (“C&I”):
Traditional C&I	$2,745,792	$2,355,031
Asset-based lending	1,075,092	1,082,618
Payroll finance	179,554	226,866
Warehouse lending	1,356,277	1,330,884
Factored receivables	225,144	223,638
Equipment financing	1,667,523	1,800,564
Public sector finance	1,234,092	1,213,118
Total C&I	8,483,474	8,232,719
Commercial mortgage:
Commercial real estate (“CRE”)	5,664,443	5,418,648
Multi-family	4,735,123	4,876,870
Acquisition, development and construction (“ADC”)	524,714	467,331
Total commercial mortgage	10,924,280	10,762,849
Total commercial	19,407,754	18,995,568
Residential mortgage	2,077,534	2,210,112
Consumer	224,669	234,532
Total portfolio loans	21,709,957	21,440,212
Allowance for credit losses	(326,444)	(106,238)
Total portfolio loans, net	$21,383,513	$21,333,974

Portfolio loans are shown at amortized costs, which includes deferred fees, deferred costs and purchase accounting adjustments, which were $45,668 at March 31, 2020 and $79,639 at December 31, 2019. The balance of portfolio loans excludes accrued interest receivable.

At March 31, 2020 and December 31, 2019, the Bank pledged residential mortgage and CRE loans of $7,739,208 and $7,670,673, respectively, to the FHLB as collateral for certain borrowing arrangements. See Note 8. “Borrowings”.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)
Portfolio loans:
An analysis of the aging of portfolio loans, segregated by loan type as of March 31, 2020, is presented below:

	March 31, 2020
	Current	30-59 days past due	60-89 days past due	90+ days past due	Total
Traditional C&I	$2,715,924	$10,196	$2,036	$17,636	$2,745,792
Asset-based lending	1,075,092	—	—	—	1,075,092
Payroll finance	178,743	—	—	811	179,554
Warehouse lending	1,356,277	—	—	—	1,356,277
Factored receivables	225,144	—	—	—	225,144
Equipment financing	1,594,494	22,188	12,775	38,066	1,667,523
Public sector finance	1,234,092	—	—	—	1,234,092
CRE	5,640,730	3,962	989	18,762	5,664,443
Multi-family	4,728,275	2,553	695	3,600	4,735,123
ADC	524,280	—	—	434	524,714
Residential mortgage	1,998,923	17,321	7,869	53,421	2,077,534
Consumer	211,051	2,134	516	10,968	224,669
Total loans	$21,483,025	$58,354	$24,880	$143,698	$21,709,957
Total TDRs included above	$67,084	$1,028	$795	$10,205	$79,112
Non-performing loans:
Loans 90+ days past due and still accruing				$1,545
Non-accrual loans				252,205
Total non-performing loans				$253,750

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The following table represents an analysis of the aging of portfolio loans, segregated by loan type as of December 31, 2019:

	December 31, 2019
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$2,324,737	$961	$2,075	$110	$27,148	$2,355,031
Asset-based lending	1,077,652	—	—	—	4,966	1,082,618
Payroll finance	217,470	—	—	—	9,396	226,866
Warehouse lending	1,330,884	—	—	—	—	1,330,884
Factored receivables	223,638	—	—	—	—	223,638
Equipment financing	1,739,772	15,678	12,064	—	33,050	1,800,564
Public sector finance	1,213,118	—	—	—	—	1,213,118
CRE	5,391,483	762	190	—	26,213	5,418,648
Multi-family	4,872,379	1,078	13	—	3,400	4,876,870
ADC	466,826	71	—	—	434	467,331
Residential mortgage	2,129,840	17,904	93	—	62,275	2,210,112
Consumer	220,372	1,988	3	—	12,169	234,532
Total loans	$21,208,171	$38,442	$14,438	$110	$179,051	$21,440,212
Total TDRs included above	$49,260	$547	$—	$—	$25,849	$75,656
Non-performing loans:
Loans 90+ days past due and still accruing					$110
Non-accrual loans					179,051
Total non-performing loans					$179,161

The following table presents the amortized cost basis of collateral-dependent loans by loan type and collateral as of March 31, 2020:

	Collateral type
	Real estate	Business assets	Equipment	Taxi medallions	Total
Traditional C&I	$450	$7,066	$2,762	$18,404	$28,682
Asset-based lending	—	24,598	—	—	24,598
Payroll finance	—	8,659	—	—	8,659
Equipment finance	—	—	14,998	—	14,998
CRE	42,555	—	—	—	42,555
Multi-family	11,549	—	—	—	11,549
ADC	30,434	—	—	—	30,434
Residential mortgage	36,262	—	—	—	36,262
Consumer	3,211	—	—	—	3,211
Total	$124,461	$40,323	$17,760	$18,404	$200,948

There were no warehouse lending, factored receivables, or public sector finance loans that were collateral-dependent at March 31, 2020. Collateral-dependent loans include all loans that were TDRs at March 31, 2020. In the table above, $156,329 of the total loans were on non-accrual at March 31, 2020 and loans that were accruing interest were performing TDRs. Business assets that secure traditional C&I and asset-based lending loans generally includes accounts receivable, inventory, machinery and equipment.

The following table provides additional information on our non-accrual loans and loans 90 days past due at March 31, 2020:

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

	March 31, 2020
	Non-accrual loans with ACL	Loans 90 days or more past due still accruing interest
Traditional C&I	$26,311	$598
Asset-based lending	24,873	—
Payroll finance	8,684	—
Equipment financing	50,473	695
CRE	34,643	177
Multi-family	4,448	75
ADC	30,434	—
Residential mortgage	60,857	—
Consumer	11,482	—
Total	$252,205	$1,545

At March 31, 2020, all non-accrual loans had an associated ACL reserve balance.

When the ultimate collectability of the total principal of a loan is in doubt and the loan is on non-accrual status, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal of a loan is not in doubt and the loan is on non-accrual status, contractual interest is credited to interest income when received, under the cash basis method.

At March 31, 2020 and December 31, 2019, the recorded investment of residential mortgage loans that were in the process of foreclosure was $33,443 and $38,024, respectively, which is included in non-accrual residential mortgage loans above.

The following table provides information on accrued interest receivable that was reversed against interest income for the three months ended March 31, 2020:

Interest reversed
Traditional C&I	$7
Asset-based lending	67
CRE	146
Multi-family	27
ADC	297
Residential mortgage	80
Consumer	7
Total interest reversed	$631

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

The following table sets forth loans evaluated for impairment by segment and the allowance for loan losses evaluated by segment at December 31, 2019:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Traditional C&I	$29,838	$2,320,256	$4,937	$2,355,031	$—	$15,951	$15,951
Asset-based lending	4,684	1,064,275	13,659	1,082,618	—	14,272	14,272
Payroll finance	9,396	217,470	—	226,866	—	2,064	2,064
Warehouse lending	—	1,330,884	—	1,330,884	—	917	917
Factored receivables	—	223,638	—	223,638	—	654	654
Equipment financing	4,971	1,794,036	1,557	1,800,564	—	16,723	16,723
Public sector finance	—	1,213,118	—	1,213,118	—	1,967	1,967
CRE	39,882	5,358,023	20,743	5,418,648	—	27,965	27,965
Multi-family	11,159	4,860,246	5,465	4,876,870	—	11,440	11,440
ADC	—	467,331	—	467,331	—	4,732	4,732
Residential mortgage	6,364	2,140,650	63,098	2,210,112	—	7,598	7,598
Consumer	2,731	224,986	6,815	234,532	—	1,955	1,955
Total portfolio loans	$109,025	$21,214,913	$116,274	$21,440,212	$—	$106,238	$106,238

The following table presents loans individually evaluated for impairment, excluding PCI loans, by segment of loans at December 31, 2019:

	December 31, 2019
	Unpaid principal balance	Recorded investment
Loans with no related allowance recorded:
Traditional C&I	$39,595	$29,838
Asset-based lending	16,181	4,684
Payroll finance	9,396	9,396
Equipment financing	6,409	4,971
CRE	44,526	39,882
Multi-family	11,491	11,159
Residential mortgage	7,728	6,364
Consumer	2,928	2,731
Total	$138,254	$109,025

Our policy generally requires a charge-off of the difference between the present value of the cash flows or the net collateral value of the collateral securing the loan and our recorded investment. As a result, there were no impaired loans with an allowance recorded at December 31, 2019.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)
Troubled Debt Restructurings (“TDRs”)

At March 31, 2020 and December 31, 2019 we had TDRs totaling $79,112 and $75,656, respectively. We had ACL - loans of $9,297 at March 31, 2020 and an allowance for loan losses of $2,259 at December 31, 2019 related to TDRs. We did not have any outstanding commitments to lend additional amounts to customers with loans classified as TDRs as of March 31, 2020 or December 31, 2019.

The modification of the terms of loans that were subject to a TDR in the three months ended March 31, 2020 and March 31, 2019 consisted mainly of an extension of loan maturity date, converting a loan to interest only for a defined period of time, deferral of interest payments, waiver of certain covenants, or reducing collateral requirements or interest rates.
The following table presents loans by segment modified as TDRs that occurred during the first three months of 2020 and 2019:

	March 31, 2020			March 31, 2019
		Recorded investment			Recorded investment
	Number	Pre- modification	Post- modification	Number	Pre- modification	Post- modification
Asset-based lending	1	$4,943	$4,943	—	$—	$—
Equipment financing	—	—	—	1	5,026	5,026
Residential mortgage	—	—	—	2	895	895
Total TDRs	1	$4,943	$4,943	3	$5,921	$5,921

During the three months ended March 31, 2020, there were 2 equipment finance loans, 2 CRE loans and 1 residential mortgage loan that were designated as a TDR that experienced payment defaults within the twelve months following the modification, which totaled $16,571. During the three months ended March 31, 2019, except for certain TDRs that are included in non-accrual loans, there were no TDRs that experienced a payment default within the twelve months following a modification. A payment default is defined as missing three consecutive monthly payments or being over 90 days past due on a scheduled payment. TDRs are formal loan modifications which consist mainly of an extension of the loan maturity date, converting a loan to interest only for some defined period of time, deferral of interest payments, waiver of certain covenants, or reducing collateral requirements or interest rates. TDRs during the periods presented above did not significantly impact the determination of the ACL - loans.

TDRs that subsequently defaulted described above increased the ACL by $989 and resulted in charge-offs of $805 during the three months ended March 31, 2020. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)
(5) Allowance for Credit Losses - Loans

Activity in our ACL- loans for the three months ended March 31, 2020 is summarized in the table below. The CECL Day 1 column presents adjustments recorded through retained earnings to adopt the CECL standard and the increase to the ACL - loans associated with purchase accounting marks on loans that were classified as PCI at December 31, 2019.

	For the three months ended March 31, 2020
	Beginning balance	CECL Day 1	Charge-offs	Recoveries	Net charge-offs	Provision / (credit)	Ending balance
Traditional C&I	$15,951	$5,325	$(298)	$475	$177	$13,836	$35,289
Asset-based lending	14,272	11,973	(985)	—	(985)	1,230	26,490
Payroll finance	2,064	1,334	—	9	9	323	3,730
Warehouse lending	917	(362)	—	—	—	(266)	289
Factored receivables	654	795	(7)	4	(3)	7,748	9,194
Equipment financing	16,723	33,000	(4,793)	1,105	(3,688)	13,993	60,028
Public sector finance	1,967	(766)	—	—	—	728	1,929
CRE	27,965	8,037	(1,275)	60	(1,215)	62,799	97,586
Multi-family	11,440	14,906	—	—	—	22,751	49,097
ADC	4,732	(119)	(3)	105	102	10,489	15,204
Residential mortgage	7,598	14,104	(1,072)	—	(1,072)	2,460	23,090
Consumer	1,955	2,357	(1,405)	1,125	(280)	486	4,518
Total allowance for loan losses	$106,238	$90,584	$(9,838)	$2,883	$(6,955)	$136,577	$326,444
Annualized net charge-offs to average loans outstanding:							0.13%
On January 1, 2020, we adopted CECL, which replaced the incurred loss method we used in prior periods for determining the provision for credit losses and the ACL.Under CECL, we record an expected loss of all cash flows we do not expect to collect at the inception of the loan. The adoption of the CECL resulted in an increase in our ACL of $90,584, which did not impact our consolidated income statement. We recorded provision for credit losses of $136,577 for the three months ended March 31, 2020 utilizing the CECL methodology a significant increase compared to prior periods. The increase was mainly due to our reserve build related to the COVID-19 pandemic, which was mainly the result of an increase in modeled expected credit losses as a result of changes in the macroeconomic forecasts.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)
The table below presents the allowance for loan losses roll forward for the three months ended March 31, 2019 under the former incurred loss methodology.

	For the three months ended March 31, 2019
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision / (credit)	Ending balance
Traditional C&I	$14,201	$(4,839)	$139	$(4,700)	$8,435	$17,936
Asset-based lending	7,979	—	—	—	594	8,573
Payroll finance	2,738	—	1	1	(639)	2,100
Warehouse lending	2,800	—	—	—	(2,107)	693
Factored receivables	1,064	(32)	121	89	(61)	1,092
Equipment financing	12,450	(1,249)	131	(1,118)	2,994	14,326
Public sector finance	1,739	—	—	—	(605)	1,134
CRE	32,285	(17)	9	(8)	810	33,087
Multi-family	8,355	—	103	103	201	8,659
ADC	1,769	—	—	—	143	1,912
Residential mortgage	7,454	(1,085)	1	(1,084)	555	6,925
Consumer	2,843	(443)	243	(200)	(120)	2,523
Total allowance for loan losses	$95,677	$(7,665)	$748	$(6,917)	$10,200	$98,960
Annualized net charge-offs to average loans outstanding:						0.14%

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

Loans that are risk-rated 1 through 6 as defined above are considered to be pass-rated loans. As of March 31, 2020 and December 31, 2019, the risk category of non-pass rated loans by segment was as follows:

	March 31, 2020		December 31, 2019
	Special Mention	Substandard	Special Mention	Substandard
Traditional C&I	$3,740	$37,202	$8,403	$39,470
Asset-based lending	63,230	87,357	78,445	24,508
Payroll finance	—	8,684	437	17,156
Factored receivables	—	8,445	—	—
Equipment financing	15,556	68,477	25,897	42,503
CRE	27,149	74,213	26,363	79,992
Multi-family	18,419	14,847	18,463	16,247
ADC	1,855	30,434	1,855	505
Residential mortgage	2,379	61,147	93	62,771
Consumer	28	11,587	20	12,276
Total	$132,356	$402,393	$159,976	$295,428

At March 31, 2020 and December 31, 2019, there were no loans rated doubtful or loss.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)
We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the table below. At March 31, 2020, our loans based on year of origination and risk designation is as follows:

	Term loans amortized cost basis by origination year
	2020	2019	2018	2017	2016	Prior	Revolving loans	Revolving loans converted to term	Total
Traditional C&I
Pass	$94,508	$333,276	$380,970	$185,889	$105,894	$147,600	$1,456,713	$—	$2,704,850
Special mention	—	16	—	110	54	782	2,778	—	3,740
Substandard	—	1,967	6,471	393	—	15,105	13,266	—	37,202
Total traditional C&I	94,508	335,259	387,441	186,392	105,948	163,487	1,472,757	—	2,745,792
Asset-Based Loans
Pass	6,624	5,049	3,697	44,412	46,091	18,277	800,355	—	924,505
Special mention	—	—	—	—	—	—	63,230	—	63,230
Substandard	—	—	—	—	2,618	2,895	81,844	—	87,357
Total asset-based lending	6,624	5,049	3,697	44,412	48,709	21,172	945,429	—	1,075,092
Payroll Finance
Pass	—	—	12,813	—	—	—	158,057	—	170,870
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	8,684	—	8,684
Total payroll finance	—	—	12,813	—	—	—	166,741	—	179,554
Warehouse lending
Pass	—	75,405	176,653	151,247	471,311	481,661	—	—	1,356,277
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total warehouse lending	—	75,405	176,653	151,247	471,311	481,661	—	—	1,356,277
Factored receivables
Pass	—	—	—	—	—	—	216,699	—	216,699
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	8,445	—	8,445
Total factored receivables	—	—	—	—	—	—	225,144	—	225,144
Equipment Financing
Pass	112,242	691,684	363,478	198,191	143,380	74,515	—	—	1,583,490
Special mention	—	2,526	5,190	4,050	2,265	1,525	—	—	15,556

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

Substandard	—	27,570	16,088	13,393	5,713	5,713	—	—	68,477
Total equipment financing	112,242	721,780	384,756	215,634	151,358	81,753	—	—	1,667,523
Public sector finance
Pass	29,421	417,031	219,259	298,361	193,624	76,396	—	—	1,234,092
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total public sector finance	29,421	417,031	219,259	298,361	193,624	76,396	—	—	1,234,092
CRE
Pass	427,916	1,500,026	1,006,180	584,851	637,028	1,407,080	—	—	5,563,081
Special mention	—	1,978	247	6,399	—	18,525	—	—	27,149
Substandard	—	12,795	122	2,338	20,547	38,411	—	—	74,213
Total CRE	427,916	1,514,799	1,006,549	593,588	657,575	1,464,016	—	—	5,664,443
Multi-family
Pass	95,570	807,485	428,984	710,885	720,547	1,884,037	54,349	—	4,701,857
Special mention	—	—	—	—	—	18,419	—	—	18,419
Substandard	—	—	—	—	—	14,772	75	—	14,847
Total multi-family	95,570	807,485	428,984	710,885	720,547	1,917,228	54,424	—	4,735,123
ADC
Pass	19,796	179,868	174,291	89,297	25,543	3,630	—	—	492,425
Special mention	—	—	—	1,855	—	—	—	—	1,855
Substandard	—	—	—	30,000	—	434	—	—	30,434
Total ADC	19,796	179,868	174,291	121,152	25,543	4,064	—	—	524,714
Residential
Pass	772	13,449	59,474	55,951	147,410	1,736,952	—	—	2,014,008
Special mention	—	—	—	—	—	2,379	—	—	2,379
Substandard	—	—	—	332	401	60,414	—	—	61,147
Total residential	772	13,449	59,474	56,283	147,811	1,799,745	—	—	2,077,534
Consumer
Pass	52	488	664	574	280	6,440	129,410	75,146	213,054
Special mention	—	—	—	—	—	6	20	2	28
Substandard	—	—	—	—	—	436	3,957	7,194	11,587
Total consumer	52	488	664	574	280	6,882	133,387	82,342	224,669
Total Loans	$786,901	$4,070,613	$2,854,581	$2,378,528	$2,522,706	$6,016,404	$2,997,882	$82,342	$21,709,957

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)
(6) Goodwill and Other Intangible Assets

The balance of goodwill and other intangible assets for the periods presented were as follows:

	March 31,	December 31,
	2020	2019
Goodwill	$1,683,482	$1,683,482
Other intangible assets:
Core deposits	$81,894	$85,922
Customer lists	3,770	3,942
Trade name	20,500	20,500
Total	$106,164	$110,364

The decrease in other intangible assets at March 31, 2020 compared to December 31, 2019 was due to amortization of intangibles.

The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2020 was as follows:

Amortization expense
Remainder of 2020	$12,600
2021	15,104
2022	13,703
2023	12,322
2024	10,448
2025	8,722
Thereafter	12,765
Total	$85,664

(7) Deposits

Deposit balances at March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
	2020	2019
Non-interest bearing demand	$4,369,924	$4,304,943
Interest bearing demand	4,665,521	4,427,012
Savings	2,756,206	2,652,764
Money market	7,807,057	7,585,888
Certificates of deposit	2,959,572	3,448,051
Total deposits	$22,558,280	$22,418,658
Total municipal deposits, which are included in the deposit balances above, were $2,091,259 and $1,988,047 at March 31, 2020 and December 31, 2019, respectively. See Note 3. “Securities” for the aggregate amount of securities that were pledged as collateral for municipal deposits and other purposes.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)
Brokered deposits at March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
	2020	2019
Interest bearing demand	$173,790	$149,566
Money market	1,210,112	944,627
Certificates of deposits	467,691	772,251
Total brokered deposits	$1,851,593	$1,866,444

(8) Borrowings

Our borrowings and weighted average interest rates were as follows for the periods presented:

	March 31,		December 31,
	2020		2019
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB borrowings	$1,955,451	1.69%	$2,245,653	2.04%
Repurchase agreements	27,562	1.18	22,678	1.20
3.50% Senior Notes	171,422	3.19	173,504	3.19
Subordinated Notes - Company	271,019	4.17	270,941	4.17
Subordinated Notes - Bank	173,244	5.45	173,182	5.45
Total borrowings	$2,598,698	2.30%	$2,885,958	2.53%
By remaining period to maturity:
Less than one year	$1,329,263	1.65%	$1,491,446	2.19%
One to two years	800,172	2.07	925,388	2.07
Two to three years	25,000	1.71	25,000	1.71
Greater than five years	444,263	4.67	444,124	4.67
Total borrowings	$2,598,698	2.30%	$2,885,958	2.53%

FHLB borrowings. As a member of the FHLB, the Bank may borrow up to a discounted percentage of the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of March 31, 2020 and December 31, 2019, the Bank had total residential mortgage and CRE loans pledged after discount of $7,739,208 and $7,670,673, respectively. In addition to the pledged mortgages, the Bank had also pledged securities to secure borrowings, which are disclosed in Note 3. “Securities.” As of March 31, 2020, the Bank had unused borrowing capacity at the FHLB of $5,593,328 and may increase such borrowing capacity by pledging securities not required to be pledged for other purposes with a collateral value of approximately $2,317,396. During the quarter ended March 31, 2020, we redeemed $150,000 of FHLB borrowings with a weighted average interest rate of 2.46% and incurred a loss of $753.

(9) Derivatives
We have entered into interest rate swap contracts that are both over-the-counter, or OTC, and those that are exchanged on futures markets such as the Chicago Mercantile Exchange (“CME”) and London Clearing House (“LCH”). At March 31, 2020 and December 31, 2019, the OTC derivatives are included in our consolidated financial statements at the gross fair value amount of the asset (included in other assets) and liability (included in other liabilities), which represents the change in the fair value of the contract since inception. The CME legally characterizes variation margin payments (a payment made based on changes in the fair value of the interest rate swap contracts) as a settlement, referred to as settled-to-market (“STM”). As a result, at March 31, 2020 and December 31, 2019, we posted cash collateral under STMs in the amounts of $101,808 and $43,004, respectively, for the net fair value of our CME and LCH interest rate swap contracts with another financial institution. The increase was mainly due to an increase in swap contracts and changes in the fair value of the underlying interest rate swap contracts, which may change daily, positively or negatively, mainly due to changes in interest rates.

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

Summary information as of March 31, 2020 and December 31, 2019 regarding these derivatives is presented below:

	Notional amount	Average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
March 31, 2020
Included in other assets:
Third-party interest rate swap	$81,272				$2,247
Customer interest rate swap	1,894,624				164,185
Total	$1,975,896	5.04	4.40%	1 m Libor + 2.19%	$166,432
Included in other liabilities:
Third-party interest rate swap	$1,894,624				$64,608
Customer interest rate swap	81,272				16
Total	$1,975,896	5.04	4.40%	1 m Libor + 2.19%	$64,624
December 31, 2019
Included in other assets:
Third-party interest rate swap	$116,874				$15
Customer interest rate swap	1,738,675				67,303
Total	$1,855,549	5.18	4.50%	1 m Libor + 2.23%	$67,318
Included in other liabilities:
Third-party interest rate swap	$1,738,675				$23,998
Customer interest rate swap	116,874				316
Total	$1,855,549	5.18	4.50%	1 m Libor + 2.23%	$24,314

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)
(10) Income Taxes

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory federal tax rate for the following reasons:

	For the three months ended
	March 31,
	2020	2019
Income before income tax expense	$6,105	$129,911
Tax at federal statutory rate of 21%	1,282	27,281
State and local income taxes, net of federal tax benefit	589	6,690
Tax exempt interest, net of disallowed interest	(7,409)	(5,253)
BOLI income	(1,111)	(769)
Low income housing tax credits and other benefits	(8,462)	(4,347)
Low income housing investment amortization expense	7,401	3,810
Tax rate adjustment benefit due to CARES Act NOL carryback	(21,313)	—
Uncertain tax position reserve	11,480	—
Annual effective tax rate adjustment	8,248	—
Equity-based stock compensation benefit	491	(106)
FDIC insurance premium limitation	256	254
Other, net	506	914
Actual income tax (benefit) expense	$(8,042)	$28,474
Effective income tax rate	(131.7)%	21.9%

Net deferred tax liabilities were $62,470 at March 31, 2020, compared to $67,570 at December 31, 2019. The change was mainly due to provision for credit loss expense recorded under CECL, which was offset by the removal of the deferred tax asset for the federal net operating loss which is being carried back under the provisions of the CARES Act. No valuation allowance was recorded against any deferred tax assets as of those dates, based upon management’s consideration of historical and anticipated future pre-tax income, and the reversal periods for the items resulting in deferred tax assets and liabilities.

As of March 31, 2020, the accrual for unrecognized gross tax benefits was as follows:

For the three months ended
March 31, 2020
Uncertain tax positions at December 31, 2019	$—
Additions for tax positions related to prior tax years	11,480
Uncertain tax positions at March 31, 2020	$11,480

Significant tax filings that remain open for examination include the following:
•Federal for tax years 2016 through present;
•New York State tax filings for tax years 2015 through present;
•New York City tax filings for tax years 2015 through present; and
•New Jersey State tax filings for tax years 2016 through present.

We are generally no longer subject to examination by federal, state or local taxing authorities for tax years prior to December 31, 2015.

Interest and/or penalties related to income taxes are reported as a component of other non-interest expense.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)
(11) Stock-Based Compensation

The following table summarizes the activity in our stock-based compensation plan for the three months ended March 31, 2020:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at January 1, 2020	3,347,036	2,187,197	$20.96	427,274	$11.15
Granted	(1,181,673)	1,181,673	20.62	—	—
Stock awards vested (1)	(39,504)	(599,485)	21.82	—	—
Exercised	—	—	—	(41,000)	10.10
Forfeited	110,060	(110,060)	20.55	—	—
Canceled/expired	—	—	—	—	—
Balance at March 31, 2020	2,235,919	2,659,325	$20.63	386,274	$11.26
Exercisable at March 31, 2020				386,274	$11.26
(1) The 39,504 shares vested represents performance shares that were granted in February 2017 to certain executives with a three-year measurement period. These shares vested in the first quarter of 2020 at 150.0% of the target amount granted, which resulted in these additional shares being awarded and additional expense of $960 which was recorded in the first quarter of 2020.
The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $211 at March 31, 2020.

We use an option pricing model to estimate the grant date fair value of stock options granted. There were no stock options granted during the three months ended March 31, 2020 or March 31, 2019.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense associated with stock options and non-vested stock awards and the related income tax benefit are presented below:

	For the three months ended
	March 31,
	2020	2019
Stock options	$—	$—
Non-vested stock awards/performance units	6,006	5,123
Total	$6,006	$5,123
Income tax benefit	1,051	1,127
Proceeds from stock option exercises	414	55

Unrecognized stock-based compensation expense as of March 31, 2020 was as follows:

March 31, 2020
Stock options	$—
Non-vested stock awards/performance units	44,945
Total	$44,945

The weighted average period over which unrecognized non-vested stock awards/performance units expense is expected to be recognized is 2.18 years.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)
(12) Other Non-Interest Expense, Other Assets and Other Liabilities

(a) Other Non-Interest Expense
Other non-interest expense items for the three months ended March 31, 2020 and 2019, respectively, are presented in the following table:

	For the three months ended
	March 31,
	2020	2019
Other non-interest expense:
Professional fees	$5,749	$4,148
Depreciation expense on operating leases	3,492	—
Advertising and promotion	1,983	991
Communications	1,630	1,895
Residential mortgage loans servicing	1,377	1,608
Insurance & surety bond premium	1,091	1,062
Operational losses	605	583
Other	7,229	6,657
Total other non-interest expense	$23,156	$16,944

(b) Other Assets
Other assets are presented in the following table. Significant components of the aggregate of other assets are presented separately.

	March 31,	December 31,
	2020	2019
Other assets:
Low income housing tax credit investments	$402,317	$386,824
Right of use asset for operating leases (see Note 15)	107,711	112,226
Fair value of swaps (see Note 9)	166,432	67,318
Cash on deposit as swap collateral / net of settlement	94,092	93,606
Operating leases - equipment and vehicles leased to others	67,701	72,291
Other asset balances	152,539	108,603
Total other assets	$990,792	$840,868

Other asset items include current income tax balances, prepaid insurance, prepaid property taxes, prepaid maintenance, accounts receivable and other miscellaneous assets.

(c) Other Liabilities
Other liabilities are presented in the following table. Significant components of the aggregate of other liabilities are presented separately.

	March 31,	December 31,
	2020	2019
Other liabilities:
Commitment to fund low income housing tax credit investments	$242,598	$264,930
Lease liability (see Note 15)	114,767	118,986
Payroll finance and factoring liabilities	110,036	105,972
Swap liabilities (see Note 9)	64,624	24,314
Other liability balances	127,118	179,250
Total other liability	$659,143	$693,452

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)

Other liability balances include deferred taxes, accrued interest payable, accounts payable, accrued liabilities mainly for compensation and benefit plans and other miscellaneous liabilities.

(13) Earnings Per Common Share

The following is a summary of the calculation of earnings per common share (“EPS”):

	For the three months ended
	March 31,
	2020	2019
Net income available to common stockholders	$12,171	$99,448
Weighted average common shares outstanding for computation of basic EPS	196,344,061	213,157,090
Common-equivalent shares due to the dilutive effect of stock options and unvested performance share grants(1)	364,977	348,752
Weighted average common shares for computation of diluted EPS	196,709,038	213,505,842
EPS(2):
Basic	$0.06	$0.47
Diluted	0.06	0.47
(1) Represents incremental shares computed using the treasury stock method.
(2) Anti-dilutive shares are not included in determining diluted EPS. There were 23,590 anti-dilutive shares in the three months ended March 31, 2020 and none in the three months ending March 31, 2019.
(14) Stockholders’ Equity

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

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital (as defined in the regulations) for both the Bank and us includes a permissible portion of the ACL and $173,244 and $147,201 of the Subordinated Notes, respectively. Tier 2 capital at the Company includes $271,019 of the Subordinated Notes - Company. During the final five years of the term of the Subordinated Notes, the permissible portion eligible for inclusion in Tier 2 capital decreases by 20% annually.

The Common Equity Tier 1, Tier 1 and Total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets (“RWA”). RWA is calculated based on regulatory requirements and includes total assets, excluding goodwill and other intangible assets, allocated by risk weight category, and certain off-balance-sheet items, among other items.

As permitted by the interim final rule issued on March 27, 2020 by our federal regulatory agency, we elected the option to delay the estimated impact of the adoption of the CECL Standard in our regulatory capital for two years. This two-year delay is in addition to the three-year transition period the agency had already made available. The adoption will delay the effects of CECL on our regulatory capital for the next two years, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)
include both the initial impact of adoption of the CECL Standard at January 1, 2020 and 25% of subsequent changes in our ACL during each quarter of the two-year period ending December 31, 2021.

The following tables present actual and required capital ratios as of March 31, 2020 and December 31, 2019 for us and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented as of March 31, 2020 and December 31, 2019 are based on the fully phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III		Required to be considered well- capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
March 31, 2020
Common equity tier 1 to RWA:
Sterling National Bank	$2,869,144	12.19%	$1,647,888	7.00%	$1,530,182	6.50%
Sterling Bancorp	2,567,037	10.89	1,649,811	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	2,869,144	12.19%	2,001,007	8.50%	1,883,301	8.00%
Sterling Bancorp	2,704,400	11.47	2,003,342	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	3,247,689	13.80%	2,471,832	10.50%	2,354,126	10.00%
Sterling Bancorp	3,237,061	13.73	2,474,717	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	2,869,144	9.99%	1,148,663	4.00%	1,435,829	5.00%
Sterling Bancorp	2,704,400	9.41	1,149,971	4.00	N/A	N/A

	Actual		Minimum capital required - Basel III fully phased-in		Required to be considered well- capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2019
Common equity tier 1 to RWA:
Sterling National Bank	$2,882,208	12.32%	$1,637,001	7.00%	$1,520,073	6.50%
Sterling Bancorp	2,588,975	11.06	1,638,718	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	2,882,208	12.32%	1,987,787	8.50%	1,870,859	8.00%
Sterling Bancorp	2,726,556	11.65	1,989,872	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	3,162,282	13.52%	2,455,502	10.50%	2,338,574	10.00%
Sterling Bancorp	3,252,412	13.89	2,458,077	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	2,882,208	10.11%	1,140,570	4.00%	1,425,713	5.00%
Sterling Bancorp	2,726,556	9.55	1,141,603	4.00	N/A	N/A
The Bank and the Company are subject to the regulatory capital requirements administered by the FRB, and, for the Bank, the Office of the Comptroller of the Currency. Regulatory authorities can initiate certain mandatory actions if the Bank or the Company fails to meet the minimum capital requirements, which could have a direct material effect on our financial statements. As of March 31, 2020,

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)
and December 31, 2019, the most recent regulatory notifications categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the classification.

(15) Commitments and Contingencies

(a) Off-Balance Sheet Financial Instruments
The contractual or notional amounts of these instruments, which reflect the extent of our involvement in particular classes of off-balance sheet financial instruments, are summarized as follows:

	March 31,	December 31,
	2020	2019
Loan origination commitments	$482,498	$565,392
Unused lines of credit	1,479,853	1,532,702
Letters of credit	300,784	307,287

We record an ACL- off-balance sheet financial instrument exposures through a charge to other non-interest expense on our consolidated income statements. At March 31, 2020 and December 31, 2019, the ACL -off-balance sheet credit exposures was $6,749 and $654, respectively and was included in other liabilities in our consolidated balance sheets. For the three months ended March 31, 2020 and 2019 credit loss expense for off balance sheet financial instrument exposures was zero. In connection with the adoption of the CECL Standard, we increased the ACL - off-balance sheet credit exposures by $6,095. We did not adjust this amount during the three months ended March 31, 2020 as an increase in applicable loss factors attributed mainly to the impact of COVID-19 was offset by a decline in off-balance sheet financial instrument exposures.

(b) Leases
Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2020 were as follows:

Remainder of 2020	$14,789
2021	18,355
2022	16,535
2023	14,758
2024	12,894
2025	10,260
2026 and thereafter	45,237
Total lease payments	132,828
Interest	18,061
Present value of lease liabilities	$114,767
(c) Litigation
We and the Bank are involved in a number of judicial proceedings concerning matters arising from our and its business activities. These include routine legal proceedings arising in the ordinary course of business. These proceedings also include actions brought against us and the Bank with respect to corporate matters and transactions in which we and the Bank are or were involved.

There can be no assurance as to the ultimate outcome of a legal proceeding; however, we and the Bank have generally denied liability in all significant litigation pending against us and intend to defend vigorously each case, other than matters that are determined appropriate to be settled. We and the Bank accrue a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. At March 31, 2020 and December 31, 2018, we had no significant amounts accrued for litigation.

(16) Fair Value Measurements

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
Investment Securities AFS
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

As of March 31, 2020, management did not believe any of our securities are other-than-temporarily-impaired; however, management reviews all of our securities on at least a quarterly basis to assess whether impairment, if any, is other-than-temporarily-impaired.

Derivatives
The fair values of derivatives are based on valuation models using current observable market data (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counterparty as of the measurement date, which are considered Level 2 inputs. Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. Our derivatives at March 31, 2020 and December 31, 2019 consisted of interest rate swaps. See Note 9. “Derivatives” for additional information.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)
A summary of assets and liabilities at March 31, 2020 and December 31, 2019, respectively, measured at estimated fair value on a recurring basis, is as follows:

	March 31, 2020
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$1,227,319	$—	$1,227,319	$—
CMOs/Other MBS	497,901	—	497,901	—
Total residential MBS	1,725,220	—	1,725,220	—
Other securities:
Federal agencies	179,242	—	179,242	—
Corporate	300,560	—	300,560	—
State and municipal	455,813	—	455,813	—
Total other securities	935,615	—	935,615	—
Total AFS	2,660,835	—	2,660,835	—
Swaps	166,432	—	166,432	—
Total assets	$2,827,267	$—	$2,827,267	$—
Liabilities:
Swaps	$64,624	$—	$64,624	$—
Total liabilities	$64,624	$—	$64,624	$—

	December 31, 2019
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$1,615,119	$—	$1,615,119	$—
CMOs/Other MBS	512,277	—	512,277	—
Total residential MBS	2,127,396	—	2,127,396	—
Federal agencies	201,138	—	201,138	—
Corporate	320,922	—	320,922	—
State and municipal	446,192	—	446,192	—
Total other securities	968,252	—	968,252	—
Total AFS	3,095,648	—	3,095,648	—
Swaps	67,318	—	67,318	—
Total assets	$3,162,966	$—	$3,162,966	$—
Liabilities:
Swaps	$24,314	$—	$24,314	$—
Total liabilities	$24,314	$—	$24,314	$—

The following categories of financial assets are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)
Collateral Dependent Loans For collateral dependent loans where we determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and we expect repayment of the loan to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For real estate loans, fair value of the loan’s collateral is determined by third party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. The unobservable inputs may vary depending on the individual assets. We review third party appraisal for appropriateness and adjust the value downward to consider selling and closing costs, which generally range from 4% to 10% of the appraised value. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business.

	March 31, 2020
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Traditional C&I	$13,302	$—	$—	$13,302
Asset-based lending	4,943	—	—	4,943
Equipment financing	650	—	—	650
CRE	14,016	—	—	14,016
Multi-family	1,174	—	—	1,174
Residential mortgage	2,924	—	—	2,924
Consumer	2,113	—	—	2,113
Total collateral dependent loans measured at fair value	$39,122	$—	$—	$39,122

Impaired Loans
Impaired loans subject to non-recurring fair value measurements were $38,103 at December 31, 2019.

	December 31, 2019
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Traditional C&I	$14,515	$—	$—	$14,515
Asset-based lending	3,772	—	—	3,772
Equipment financing	1,794	—	—	1,794
CRE	12,614	—	—	12,614
Multi-family	1,184	—	—	1,184
Residential mortgage	2,924	—	—	2,924
Consumer	1,300	—	—	1,300
Total impaired loans measured at fair value	$38,103	$—	$—	$38,103

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)
Fair Value of Financial Instruments

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of March 31, 2020:

	March 31, 2020
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$348,636	$348,636	$—	$—
Securities AFS	2,660,835	—	2,660,835	—
Securities HTM	1,956,177	—	2,032,089	—
Loans held for sale	8,124	—	8,124	—
Portfolio loans, net	21,383,513	—	—	21,469,047
Accrued interest receivable on securities	32,791	—	32,791	—
Accrued interest receivable on loans	68,310	—	—	68,310
FHLB stock and FRB stock	240,722	—	—	—
Swaps	166,432	—	166,432	—
Financial liabilities:
Non-maturity deposits	19,598,708	19,598,708	—	—
Certificates of deposit	2,959,572	—	2,973,231	—
FHLB borrowings	1,955,451	—	1,972,293	—
Other borrowings	27,562	—	27,562	—
Senior Notes	171,422	—	170,306	—
Subordinated Notes - Company	271,019	—	267,487	—
Subordinated Notes - Bank	173,244	—	174,685	—
Mortgage escrow funds	96,491	—	96,491	—
Accrued interest payable on deposits	4,144	—	4,144	—
Accrued interest payable on borrowings	12,864	—	12,864	—
Swaps	64,624	—	64,624	—

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)
The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of December 31, 2019:

	December 31, 2019
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$329,151	$329,151	$—	$—
Securities available for sale	3,095,648	—	3,095,648	—
Securities held to maturity	1,979,661	—	2,053,191	—
Loans held for sale	8,125	—	8,125	—
Portfolio loans, net	21,333,974	—	—	21,382,990
Accrued interest receivable on securities	29,308	—	29,308	—
Accrued interest receivable on loans	71,004	—	—	71,004
FHLB stock and FRB stock	251,805	—	—	—
Swaps	67,318	—	67,318	—
Financial liabilities:
Non-maturity deposits	18,970,607	18,970,607	—	—
Certificates of deposit	3,448,051	—	3,444,669	—
FHLB borrowings	2,245,653	—	2,248,851	—
Other borrowings	22,678	—	22,677	—
Senior Notes	173,504	—	173,733	—
Subordinated Notes	444,123	—	453,512	—
Mortgage escrow funds	58,316	—	58,315	—
Accrued interest payable on deposits	5,427	—	5,427	—
Accrued interest payable on borrowings	8,629	—	8,629	—
Swaps	24,314	—	24,314	—

(17) Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows as of the dates shown below:

	March 31,	December 31,
	2020	2019
Net unrealized holding gain on available for sale securities	$92,936	$52,593
Related income tax (expense)	(25,687)	(14,537)
Available for sale securities, net of tax	67,249	38,056
Net unrealized holding loss on securities transferred to held to maturity	(646)	(744)
Related income tax benefit	178	206
Securities transferred to held to maturity, net of tax	(468)	(538)
Net unrealized holding gain on retirement plans	1,161	3,728
Related income tax expense	(321)	(1,030)
Retirement plans, net of tax	840	2,698
Accumulated other comprehensive income	$67,621	$40,216

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)
The following table presents the changes in each component of accumulated other comprehensive income loss (“AOCI”) for the three months ended March 31, 2020 and 2019:

	Net unrealized holding gain (loss) on available for sale securities	Net unrealized holding (loss) gain on securities transferred to held to maturity	Net unrealized holding gain (loss) on retirement plans	Total
For the three months ended March 31, 2020
Balance beginning of the period	$38,056	$(538)	$2,698	$40,216
Other comprehensive gain before reclassification	35,280	—	—	35,280
Amounts reclassified from AOCI	(6,087)	70	(1,858)	(7,875)
Total other comprehensive income (loss)	29,193	70	(1,858)	27,405
Balance at end of period	$67,249	$(468)	$840	$67,621
For the three months ended March 31, 2019
Balance beginning of the period	$(75,077)	$(2,546)	$11,678	$(65,945)
Other comprehensive income before reclassification	54,508	—	—	54,508
Securities reclassified from held to maturity to available for sale	(8,548)	—	—	(8,548)
Amounts reclassified from AOCI	9,540	1,749	2,086	13,375
Total other comprehensive income	55,500	1,749	2,086	59,335
Balance at end of period	$(19,577)	$(797)	$13,764	$(6,610)
Location in consolidated income statements where reclassification from accumulated other comprehensive loss is included	Net gain (loss) on sale of securities	Interest income on securities	Other non-interest expense

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands, except share and per share data)
(19) Recently Issued Accounting Standards Not Yet Adopted

ASU 2019-12, “Income Taxes (Topic 740)” (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and improves the consistent application of GAAP by clarifying and amending other existing guidance. ASU 2019-012 will be effective for us on January 1, 2021, and is not expected to have a material impact on our consolidated financial statements.

ASU 2020-01 “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)” (“ASU 2020-01”) clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323, and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 will be effective for us on January 1, 2021, and is not expected to have a material impact on our consolidated financial statements.

ASU 2020-04, “Reference Rate Reform (Topic 848)” (“ASU 2020-04”) provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered “minor” so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. We may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. We anticipate this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees/costs. We are evaluating the impacts of this ASU and have not yet determined whether LIBOR transition and this ASU will have a material effect on our business operations and consolidated financial statements.

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

The factors described herein in Part II. Item 1A. Risk Factors or otherwise described in our filings with the SEC, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations expressed in our forward-looking statements, including, but not limited to:
•our ability to successfully implement growth and strategic initiatives, and to integrate and fully realize cost savings and other benefits we estimate in connection with acquisitions and limit business disruption arising therefrom;
•oversight of the Bank by the Consumer Financial Protection Bureau;
•adverse publicity, regulatory actions or litigation with respect to us or other well-known companies and the financial services industry in general and a failure to satisfy regulatory standards;

STERLING BANCORP AND SUBSIDIARIES
•the effects of and changes in monetary and policies of the Board of Governors of the Federal Reserve System and the U.S. Government, respectively;
•our ability to make accurate assumptions and judgments about an appropriate level of allowance for loan losses and the collectability of our loan portfolio, including changes in the level and trend of loan delinquencies and write-offs that may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and/or require us to materially increase our reserves;
•our use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•our ability to manage changes in market interest rates, which could adversely affect our financial condition and results of operations;
•our ability to capitalize on our substantial investments in our information technology and operational infrastructure and systems;
•changes in other economic, competitive, governmental, regulatory and technological factors affecting our markets, operations, pricing, products, services and fees;
•effects of the novel coronavirus disease (COVID-19), which include, but are not limited to, the federal, state and local government actions and reactions to COVID-19, the health of our colleagues and that of our clients, the continuity of our, our clients’ and our third party providers’ operations, the increased likelihood of cyber and payment fraud risk, the continued ability of our borrowers to repay their loans throughout and following the pandemic, the potential decline in collateral values resulting from COVID-19 and its effects, and the resulting impact upon our financial position, results of operations, cash flows and our outlook; and
•our success at managing the risks involved in the foregoing and managing our business.

These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.

Impact of COVID-19
The COVID-19 pandemic has resulted in, and is likely to continue to result in, significant economic disruption affecting our business and the business of our clients. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic.

Our consolidated financial statements reflect estimates and assumptions we make that affect the reported amounts of assets and liabilities, including the amount of the ACL we established. We considered the impact of COVID-19 on the assumptions and estimates used which had a material adverse effect on our provision for credit losses, and has also resulted in a significant amount of client requests for forbearance, which are in process of review and implementation.

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

General
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist the reader in understanding our financial condition and results of operations. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes included in Part I, Item 1 of this report and with our audited consolidated financial statements, including the accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10-K. Operating results discussed herein are not necessarily indicative of the results of any future period.

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

Our primary strategic objective is to drive positive operating leverage, which we believe will allow us to generate sustainable growth in revenues and earnings over time. We define operating leverage as the ratio of growth in adjusted total revenue divided by growth in adjusted total operating expenses (a reconciliation of non-GAAP financial measures is included beginning on page 73). To achieve this goal, we focus on the following initiatives:

•Target specific “high value” client segments and geographic markets in which we have competitive advantages.
•Deploy a single point of contact, relationship-based distribution strategy through our commercial banking teams and financial centers.
•Continuously expand and refine our delivery and distribution channels by rationalizing our investments in businesses that do not meet our risk-adjusted return targets and re-allocating our capital and resources to other businesses that are in-line with our commercial banking strategy and risk-adjusted return targets.
•Maximize efficiency through a technology enabled, low-cost operating platform and by controlling operating costs.
•Create a high productivity culture through differentiated compensation programs based on a pay-for-performance philosophy.
•Maintain strong risk management systems and proactively manage enterprise risk.

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

We deploy a team-based distribution strategy in which clients are served by a focused and experienced group of relationship managers who are responsible for all aspects of the client relationship and delivery of our products and services. Our commercial banking teams generate significant originations of loans and deposits, which are augmented by strategic portfolio acquisitions. As of March 31, 2020, we had 30 commercial banking teams and 79 full service financial centers. We currently anticipate that we will increase our number of commercial banking teams by three to five annually, while reducing our financial centers as we continue to execute our real estate and financial center consolidation strategy.

Recent Developments
Effective January 1, 2020, we adopted the CECL Standard which increased our ACL - loans by $90,584, our ACL - HTM securities by $796 and our ACL - off-balance sheet credit exposures by $6,095. Net of tax, our equity was reduced $54,254 on January 1, 2020, which was presented as a cumulative effect of a change in accounting principle.

Earnings performance for the first quarter of 2020 included reported net income available to common stockholders of $12,171, or $0.06 per diluted share, and an adjusted net loss available to common stockholders of $3,124, or $0.02 per diluted share. Our provision for credit losses expense was $138,280. As of March 31, 2020, our ACL stood at 1.50% of total loans.

In the first quarter of 2020, we grew spot commercial loan balances by $412,186 relative to December 31, 2019. The increase in commercial loans was offset by $132,578 of run-off of residential mortgage loans. Our commercial loan portfolio grew $2,335,679 compared to March 31, 2019, which includes the portfolio acquisitions discussed in Note 2. “Acquisitions” in the notes to consolidated financial statements. However, the majority of our growth was related to new client relationships and extensions of credit in the normal course of business in our C&I, commercial finance and commercial real estate portfolios.

Total deposits were $22,558,280 at March 31, 2020, and core deposit growth was $155,564 over the linked quarter and $543,293 compared to March 31, 2019. Our loans to deposits ratio was 96.2% at quarter end. Our cost of interest-bearing deposits declined 10 basis points and our cost of total deposits declined eight basis points relative to the linked quarter. We anticipate the current interest rate environment and pricing strategies we have implemented will allow us to continue to meaningfully reduce the cost of our funding liabilities.

STERLING BANCORP AND SUBSIDIARIES
In the first quarter of 2020, we repurchased 4,900,759 shares of common stock at a weighted average price of $16.53 per share, for total consideration of $81,032. In the past twelve months we have repurchased 16,210,858 shares of common stock for total consideration of $309,627. Under our approved repurchase program, we have 6,671,776 shares remaining for repurchase at March 31, 2020. We have decided to temporarily suspend our share repurchase activity until the long-term impact of the pandemic becomes more clear.

Our net interest margin and net interest income were pressured by the significant decrease in interest rates and the impact on our floating rate loans indexed to LIBOR and prime rates. Our tax equivalent net interest margin excluding purchase accounting adjustments was 3.05% and our reported net interest margin on a tax equivalent basis was 3.21%. Our net interest income was $211,772, which was impacted by a decrease in accretion income on acquired loans of $8,811 and a decrease in yields on our floating rate loans.

Our adjusted non-interest expenses were $106,277 in the quarter, an increase of $745 over the linked quarter which was mainly due to seasonal fluctuations in compensation and benefits and an increase in professional fees associated with strategic initiatives and a legal settlement. Our reported operating efficiency ratio was 44.3% and our adjusted operating efficiency ratio was 42.4% for the quarter.

Critical Accounting Policies
Our accounting and reporting policies are prepared in accordance with GAAP and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates. We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain; and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting policies related to the ACL, business combinations, and deferred income taxes are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. For additional information regarding critical accounting policies, refer to Note 1. “Basis of Financial Statement Presentation” in the notes to consolidated financial statements included elsewhere in this report and the sections captioned “Critical Accounting Policies” and “Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2019 Form 10-K.

ACL - Loans. We consider the methodology for determining the ACL to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the ACL - loans considered necessary. The balance recorded for the allowance represents our estimate of the net amount not expected to be collected on portfolio loans at the balance sheet date. The ACL - loans is mainly comprised of reserves on individual assets estimated by our valuation models. Mortgage warehouse loans and certain consumer loans are evaluated on a pool level basis as each portfolio has common risk characteristics. Generally all other portfolio loans are evaluated individually for expected credit loss. In addition to quantitative amounts as determined by our valuation models, we apply a qualitative factors overlay that incorporates trends and conditions and factors that the models may not fully capture in our judgement. Our methodologies for estimating the ACL - loans considers available relevant information about the collectibility of cash flows, including information about past events, current conditions and reasonable and supportable forecasts See Note 1. “Basis Financial Statement Presentation - (e) Accounting Principle Change” for further discussion of the risk factors we considered in the determination of the allowance for credit losses - loans.

Goodwill and Intangible Assets. We record goodwill as the excess of the purchase price in a business combination over the fair value of the identifiable net assets acquired in accordance with GAAP. We perform our annual goodwill and intangible assets impairment test in the fourth quarter of each year, or more often if events or circumstances warrant. At March 31, 2020, we performed a qualitative assessment and concluded a goodwill and intangible asset impairment did not exist. We will continue to monitor and evaluate the impact of COVID-19 and its impact on our market capitalization, overall economic conditions and any other triggering events that may indicate an impairment of goodwill in the future. In the event we conclude that all or a portion of our goodwill or intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or our regulatory capital ratios.

Financial Impact of Recent Acquisitions
The balances of the commercial loan portfolio acquired from Woodforest were included in our consolidated balance sheets as of February 28, 2019, and the operating results from those assets were included in our results of operations from that day forward.

The balances of the commercial loan portfolio acquired from Santander were included in our consolidated balance sheets as of November 29, 2019, and the operating results from those assets were included in our results from operations from that day forward.

STERLING BANCORP AND SUBSIDIARIES

Selected financial condition data, statement of operations data, per share data, performance ratios, capital ratios, and asset quality data and ratios for the comparable periods are presented as follows:

	At or for the three months ended March 31,
	2020	2019
End of period balances:
Total securities	$4,617,012	$5,915,050
Portfolio loans	21,709,957	19,908,473
Total assets	30,335,036	29,956,607
Non-interest bearing deposits	4,369,924	4,321,310
Interest bearing deposits	18,188,356	16,904,329
Total deposits	22,558,280	21,225,639
Borrowings	2,598,698	3,633,480
Stockholders’ equity	4,422,424	4,419,223
Tangible common stockholders’ equity (“TCE”)[1]	2,495,415	2,498,472
Average balances:
Total securities	$5,046,573	$6,334,694
Total loans[2]	21,206,177	20,412,274
Total assets	30,484,433	30,742,943
Non-interest bearing deposits	4,346,518	4,247,389
Interest bearing deposits	18,346,050	17,068,737
Total deposits and mortgage escrow	22,692,568	21,316,126
Borrowings	2,580,922	4,466,172
Stockholders’ equity	4,506,537	4,415,449
TCE[1]	2,576,558	2,520,595
Selected operating data:
Total interest and dividend income	$273,527	$309,400
Total interest expense	61,755	73,894
Net interest income	211,772	235,506
Provision for credit losses	138,280	10,200
Net interest income after provision for credit losses	73,492	225,306
Total non-interest income	47,326	19,597
Total non-interest expense	114,713	114,992
Income before income tax expense	6,105	129,911
Income tax (benefit) expense	(8,042)	28,474
Net income	14,147	101,437
Preferred stock dividend	1,976	1,989
Net income available to common stockholders	$12,171	$99,448

Per share data:
Reported basic EPS (GAAP)	$0.06	$0.47
Reported diluted EPS (GAAP)	0.06	0.47
Adjusted diluted EPS[1] (non-GAAP)	(0.02)	0.50
Dividends declared per common share	0.07	0.07
Book value per share	22.04	20.43
Tangible book value per common share[1]	12.83	11.92

STERLING BANCORP AND SUBSIDIARIES
See legend on following page.

	At or for the three months ended March 31,
	2020	2019
Common shares outstanding:
Shares outstanding at period end	194,460,656	209,560,824
Weighted average shares basic	196,344,061	213,157,090
Weighted average shares diluted	196,709,038	213,505,842
Other data:
Full time equivalent employees at period end	1,619	1,855
Financial centers at period end	79	99
Performance ratios:
Return on average assets	0.16%	1.31%
Return on average equity	1.09	9.13
Reported return on average tangible assets[1]	0.17	1.39
Adjusted return on average tangible assets[1]	(0.04)	1.48
Reported return on average TCE[1]	1.90	16.00
Adjusted return on average TCE[1]	(0.49)	17.04
Reported operating efficiency[1]	44.3	45.1
Adjusted operating efficiency[1]	42.4	40.5
Net interest margin-GAAP	3.16	3.48
Net interest margin-tax equivalent[3]	3.21	3.54
Capital ratios (Company)[4]:
Tier 1 leverage ratio	9.41%	9.21%
Common equity Tier 1 capital ratio	10.89	11.98
Tier 1 risk-based capital ratio	11.47	12.63
Total risk-based capital ratio	13.73	13.78
Tangible equity to tangible assets	9.22	9.36
Tangible common equity to tangible assets[1]	8.74	8.87
Regulatory capital ratios (Bank)[4]:
Tier 1 leverage ratio	9.99%	9.58%
Tier 1 risk-based capital ratio	12.19	13.13
Total risk-based capital ratio	13.80	14.41
Asset quality data and ratios:
Allowance for credit losses	$326,444	$98,960
Non-performing loans (“NPLs”)	253,750	170,415
Non-performing assets (“NPAs”)	265,565	189,792
Net charge-offs	6,955	6,917
NPAs to total assets	0.88%	0.62%
NPLs to total loans[5]	1.17	0.86
Allowance for loan losses to non-performing loans	128.65	58.07
Allowance for loan losses to total loans[4]	1.50	0.50
Annualized net charge-offs to average loans	0.13	0.14
__________________
1 See a reconciliation of as reported financial measures to as adjusted (non-GAAP) financial measures beginning on page 73 below under the caption “Supplemental Reporting of Non-GAAP Financial Measures.”
2 Includes loans held for sale but excludes the allowance for credit losses.
3 Tax equivalent basis represents interest income earned on municipal securities divided by the applicable Federal tax rate of 21%.

STERLING BANCORP AND SUBSIDIARIES
4 We elected the five-year capital phase-in option effective March 31, 2020.
5 Total loans excludes loans held for sale.

Results of Operations
For the three months ended March 31, 2020, we reported net income available to common stockholders of $12,171, or $0.06 per diluted common share, compared to net income available to common stockholders of $99,448, or $0.47 per diluted common share, for the three months ended March 31, 2019.

Details of the changes in the various components of net income available to common stockholders are further discussed below.

Net Interest Income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 81.7% and 92.3% of total revenue in the three months ended March 31, 2020 and 2019, respectively. Net interest margin is the ratio of taxable equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest bearing liabilities impact net interest income and net interest margin.

We are primarily funded by core deposits. Core deposits include retail, commercial and municipal transaction deposits, money market and savings accounts and certificates of deposit accounts, including reciprocal brokered deposits through the Promontory Interfinancial Network, but excluding other brokered and wholesale deposits. As of March 31, 2020, we considered 91.8% of our total deposits to be core deposits compared to 95.0% at March 31, 2019. Non-interest bearing demand deposits were $4,369,924 of our total deposits at March 31, 2020, compared to $4,321,310 at March 31, 2019. We believe that our low cost deposit funding base will assist in offsetting a portion of the decline in interest income as a result of the decline in market rates of interest as liabilities mature and we continue our deposit repricing strategy.

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

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended March 31,
	2020			2019
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
Traditional C&I and commercial finance loans	$8,034,108	$89,150	4.46%	$6,568,136	$88,908	5.49%
CRE (includes multi-family)	10,288,977	110,742	4.33	9,385,420	114,855	4.96
ADC	497,009	6,320	5.11	284,299	4,341	6.19
Commercial loans	18,820,094	206,212	4.41	16,237,855	208,104	5.20
Consumer loans	233,643	2,939	5.06	295,428	4,096	5.62
Residential mortgage loans	2,152,440	26,288	4.89	3,878,991	48,095	4.96
Total gross loans[1]	21,206,177	235,439	4.47	20,412,274	260,295	5.17
Securities taxable	2,883,367	20,629	2.88	3,833,690	27,847	2.95
Securities non-taxable	2,163,206	16,451	3.04	2,501,004	18,806	3.01
Interest earning deposits	489,691	1,832	1.50	331,954	1,501	1.83
FRB and FHLB stock	237,820	2,630	4.45	335,302	4,900	5.93
Total securities and other earning assets	5,774,084	41,542	2.89	7,001,950	53,054	3.07
Total interest earning assets	26,980,261	276,981	4.13	27,414,224	313,349	4.64
Non-interest earning assets	3,504,172			3,328,719
Total assets	$30,484,433			$30,742,943
Interest bearing liabilities:
Interest bearing demand deposits	$4,616,658	$9,558	0.83%	$4,334,266	$11,643	1.09%
Savings deposits[2]	2,800,021	3,506	0.50	2,460,247	1,784	0.29
Money market deposits	7,691,381	18,396	0.96	7,776,501	22,616	1.18
Certificates of deposit	3,237,990	14,321	1.78	2,497,723	9,952	1.62
Total interest bearing deposits	18,346,050	45,781	1.00	17,068,737	45,995	1.09
Senior Notes	173,323	1,434	3.31	179,439	1,412	3.15
Other borrowings	1,963,428	9,353	1.92	4,113,770	24,132	2.38
Subordinated Notes - Bank	173,203	2,360	5.45%	172,963	2,355	5.45%
Subordinated Notes - Company	270,968	2,827	4.17	—	—	—
Total borrowings	2,580,922	15,974	2.49	4,466,172	27,899	2.53
Total interest bearing liabilities	20,926,972	61,755	1.19	21,534,909	73,894	1.39
Non-interest bearing deposits	4,346,518			4,247,389
Other non-interest bearing liabilities	704,406			545,196
Total liabilities	25,977,896			26,327,494
Stockholders’ equity	4,506,537			4,415,449
Total liabilities and stockholders’ equity	$30,484,433			$30,742,943
Net interest rate spread[3]			2.94%			3.25%
Net interest earning assets[4]	$6,053,289			$5,879,315
Net interest margin - tax equivalent		215,226	3.21%		239,455	3.54%
Less tax equivalent adjustment		(3,454)			(3,949)
Net interest income		211,772			235,506
Accretion income on acquired loans		10,686			25,580
Tax equivalent net interest margin excluding accretion income on acquired loans		$204,540	3.05%		$213,875	3.16%
Ratio of interest earning assets to interest bearing liabilities	128.9%			127.3%
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

	For the three months ended March 31,
	2020 vs 2019
	Increase / (Decrease) due to		Total increase /
	Volume	Rate	(decrease)
Interest earning assets:
Traditional C&I and commercial finance loans	$18,409	$(18,167)	$242
CRE (includes multi-family)	10,904	(15,017)	(4,113)
ADC	2,843	(864)	1,979
Commercial loans	32,156	(34,048)	(1,892)
Consumer loans	(784)	(373)	(1,157)
Residential mortgage loans	(21,137)	(670)	(21,807)
Total loans	10,235	(35,091)	(24,856)
Securities taxable	(6,588)	(630)	(7,218)
Securities tax exempt	(2,541)	186	(2,355)
Interest earning deposits	635	(304)	331
FRB and FHLB stock	(1,221)	(1,049)	(2,270)
Total interest earning assets	520	(36,888)	(36,368)
Interest bearing liabilities:
Interest bearing demand deposits	755	(2,840)	(2,085)
Savings deposits[1]	276	1,446	1,722
Money market deposits	(234)	(3,986)	(4,220)
Certificates of deposit	3,277	1,092	4,369
Total interest bearing deposits	4,074	(4,288)	(214)
Senior Notes	(48)	70	22
Other borrowings	(10,819)	(3,960)	(14,779)
Subordinated Notes - Bank	5	—	5
Subordinated Notes - Company	2,827	—	2,827
Total borrowings	(8,035)	(3,890)	(11,925)
Total interest bearing liabilities	(3,961)	(8,178)	(12,139)
Change in tax equivalent net interest income	4,481	(28,710)	(24,229)
Less tax equivalent adjustment	(495)	—	(495)
Change in net interest income	$4,976	$(28,710)	$(23,734)
______________________
1 Includes club accounts and interest bearing mortgage escrow balances.

STERLING BANCORP AND SUBSIDIARIES
Tax equivalent net interest income decreased $24,229 for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The decrease was mainly due to a decrease in yield on interest earning assets and a decrease in accretion income on acquired loans. For the three months ended March 31, 2020, total interest earning assets yielded 4.13% compared to 4.64% during 2019, as rates on adjustable rate loans have decreased with market interest rates. Average interest earning assets declined by $433,963 between the periods, which was mainly due to the sale of investment securities. The tax equivalent net interest margin decreased 33 basis points to 3.21% in the first quarter of 2020 from 3.54% in the first quarter of 2019. The percentage of loans to average earning assets increased to 78.6% compared to 74.5% in 2019. The cost of interest bearing liabilities declined to 1.19% compared to 1.39% in 2019, which was mainly due to lower reliance on borrowings to fund interest earning assets.

The average balance of loans outstanding increased $793,903 for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was due to loans originated by our commercial banking teams and the two portfolio acquisitions, discussed in Note 2. “Acquisitions. The average balance of commercial loans increased $2,582,239 between the periods. The average yield on loans was 4.47% compared to 5.17% in the comparable year ago period. The decrease in the yield on loans was due to the change in market rates of interest and a decline in accretion income on acquired loans, which was $10,686 compared to $25,580 in 2019.

Interest income on traditional C&I and commercial finance loans increased $242 for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was mainly due to higher average loan balances as a result of organic loan growth and loan portfolio acquisitions. The yield on traditional C&I and commercial finance loans declined to 4.46% compared to 5.49% in 2019. The decrease in yield was due to a change in the mix of business, as lower yielding mortgage warehouse and public sector finance loans were a substantial portion of the increase in average balances between the periods, and the decrease in market interest rates.

Interest income on CRE loans and multi-family loans decreased $4,113 for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The average balance of CRE and multi-family loans increased $903,557 between the periods. The yield on CRE and multi-family loans was 4.33% compared to 4.96% for the three months ended March 31, 2019. The decrease in yield was mainly due to a change in market interest rates and lower levels of prepayment penalties.

Interest income on residential mortgage loans declined $21,807 for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was mainly due to a $1,726,551 decline in the average balance of residential mortgage loans, which was driven by the residential mortgage loan sales completed in 2019 and continued run-off of the portfolio. The yield on residential mortgage loans decreased 7 basis points to 4.89% compared to 4.96% in 2019. The decline in yield was mainly due to lower accretion income on acquired residential mortgage loans, which was $3,177 compared to $8,297 in 2019.

Tax equivalent interest income on securities decreased $9,573 for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. This was mainly the result of a decrease of $1,288,121 in the average balance of securities between the periods. The tax equivalent yield on securities decreased to 2.96% compared to 2.99% in 2019. The decrease was mainly due to sales of corporate securities and accelerated repayments of mortgage backed securities, which increased premium amortization. The average balance of tax-exempt securities declined to $2,163,206, compared to $2,501,004.

Average total deposits and mortgage escrow increased $1,376,442 in the three months ended March 31, 2020, compared to the three months ended March 31, 2019. Average interest bearing deposits increased $1,277,313 and average non-interest bearing deposits increased to $4,346,518. The increase in interest bearing deposits was mainly due to success of our deposit gathering strategies, which included digital channels and increasing penetration in our marketplace of commercial and municipal deposit relationships. The average cost of interest bearing deposits was 1.00% compared to 1.09%. The average cost of total deposits was 0.81% compared to 0.88% in the first quarter of 2019. The decrease in the cost of deposits was mainly due to declines in market interest rates, partially offset by the competitive environment for deposits in the greater New York metropolitan region.

Average borrowings declined $1,885,250 in the three months ended March 31, 2020, compared to the same period a year ago. The decrease was mainly the result of an increase in deposits and a decline in residential mortgage loan balances and investment securities between the periods, as proceeds from the sales were used mainly to reduce borrowings. The average cost of borrowings was 2.49% for the first quarter of 2020, compared to 2.53% in 2019.

Provision for Credit Losses - Loans. The provision for credit losses - loans is determined as the amount to be added to the ACL - loans after net charge-offs have been deducted to bring the allowance to a level that is our best estimate of the net amount not expected to be collected on portfolio loans. For the three months ended March 31, 2020 and March 31, 2019, the provision for credit losses - loans was $136,577 and $10,200, respectively. See the section captioned “Non-Performing Loans (“NPLs”) and Non-Performing Assets (“NPAs”)” later in this discussion for further analysis of the provision for credit losses.

STERLING BANCORP AND SUBSIDIARIES
Provision for Credit Losses - HTM Securities. The provision for credit losses - HTM securities for the three months ended March 31, 2020 was $1,703. This provision was mainly due to a change in the estimate of loss given default due to COVID-19 and deterioration in economic conditions.

Non-interest income. The components of non-interest income were as follows for the periods presented below:

	For the three months ended
	March 31,
	2020	2019
Deposit fees and service charges	$6,622	$6,212
Accounts receivable management / factoring commissions and other fees	5,538	5,423
Bank owned life insurance	5,018	3,641
Loan commissions and fees	11,024	3,838
Investment management fees	1,847	1,900
Net gain (loss) on sale of securities	8,412	(13,184)
Net gain on called securities	4,880	—
Gain on sale of residential mortgage loans	—	8,313
Other	3,985	3,454
Total non-interest income	$47,326	$19,597

Non-interest income was $47,326 for the three months ended March 31, 2020, compared to $19,597 in the same period a year ago. Included in non-interest income was a net gain (loss) on sale of securities, which was a gain of $8,412 for the three months ended March 31, 2020 compared to a loss of $13,184 for the three months ended March 31, 2019. Results for the three months ended March 31, 2019 included a gain on sale of residential mortgage loans of $8,313. Net gain (loss) loss on sale of securities is impacted significantly by changes in market interest rates and strategies we use to manage yield, liquidity and interest rate risk, and it is difficult to forecast the amount of net losses or gains consistently. When we analyze the results of our non-interest income, we exclude certain items, including gains and losses on sales of securities and the gain on sale of residential mortgage loans. Excluding net gain (loss) on sale of securities and gain on sale of residential mortgage loans, non-interest income was $38,914 for the first quarter of 2020 compared to $24,468 for the first quarter of 2019.

Deposit fees and service charges were $6,622 for the first quarter of 2020, which represented a $410 increase, which was mainly due to an increase from deposit service charges on deposit accounts driven by a decline in fee waivers.

Bank owned life insurance income represents the change in the cash surrender value of life insurance policies owned by us. BOLI income was $5,018 for the first quarter of 2020, compared to $3,641 in the same period a year ago. In the second half of 2019 we restructured the BOLI acquired in the Astoria Merger, which was the main cause of the increase.

Loan commissions and fee income includes fees on lines of credit, loan servicing fees, loan syndication fees, collateral monitoring, and other loan related fees that are not included in interest income. Loan commissions and fees were $11,024 for the three months ended March 31, 2020, compared to $3,838 for the three months ended March 31, 2019. The increase was mainly due to gain on sale of equipment finance loans of $2,881 and fee income earned on operating leases of $4,314.

Net gain (loss) on sale of securities represents net gains or losses incurred on the sale of securities from our AFS investment securities portfolio. We realized a net gain on sale of securities of $8,412 in the three months ended March 31, 2020 compared to a loss of $13,184 in the three months ended March 31, 2019. The net gain was mainly due to the sale of $407,524 of AFS securities in the first quarter of 2020. The proceeds were used for liquidity management purposes. In the quarter ended March 31, 2019, the loss on sale was mainly due to the sale of $738,751 of AFS securities. The proceeds were used to fund a portion of the commercial loans acquired from Woodforest and to reduce wholesale deposits and borrowings.

Net gain on called securities represents income earned on security calls of $139,777, which were mainly government agency securities.

STERLING BANCORP AND SUBSIDIARIES
Gain on sale of residential mortgage loans represents the net gain realized on the sale of residential mortgage loans held for sale in the first quarter of 2019. The sale was part of our strategy of increasing the percentage of commercial loans to total loans in our loan portfolio.

Other non-interest income principally includes fees for loan swaps, safe deposit rentals and foreign exchange fees. Other non-interest income increased to $3,985 in 2020 from $3,454 in 2019 and was mainly due to higher loan swap transaction volumes.

Non-interest expense. The components of non-interest expense were as follows for the periods presented below:

	For the three months ended
	March 31,
	2020	2019
Compensation and benefits	$54,876	$55,990
Stock-based compensation plans	6,006	5,123
Occupancy and office operations	15,199	16,535
Information technology	8,018	8,675
Amortization of intangible assets	4,200	4,826
FDIC insurance and regulatory assessments	3,206	3,338
OREO, net	52	217
Charge for asset write-downs, retention and severance	—	3,344
Other non-interest expense	23,156	16,944
Total non-interest expense	$114,713	$114,992

Non-interest expense for the three months ended March 31, 2020 was $114,713, a $279 decrease from $114,992 for the three months ended March 31, 2019. The decrease between the periods was mainly a result of strong management of operating expenses, a decrease in personnel and continued execution of our real estate consolidation strategy. Changes in the components of non-interest expense are discussed below.

Compensation and benefits expense was $54,876 for the three months ended March 31, 2020, compared to $55,990 for the three months ended March 31, 2019. The decrease was mainly due to a decline in our full-time equivalent employees. As of March 31, 2020, our full-time equivalent employees were 1,619 compared to 1,855 at March 31, 2019, which was mainly due to the completion of the Astoria Merger integration and ongoing financial center consolidation strategy.

Stock-based compensation plans expense was $6,006 in the first quarter of 2020, compared to $5,123 in the first quarter of 2019. The increase was due to a greater percentage of compensation paid to our executive management and senior personnel in stock awards to better align the interests of management and employees to those of our stockholders. Performance-based stock awards granted in February 2017 with a three-year measurement period vested in the first quarter of 2019 at 150% of the target amount granted, which resulted in additional expense of $960. For additional information related to our employee benefit plans and stock-based compensation, see Note 11. “Stock-Based Compensation” in the notes to consolidated financial statements included elsewhere in this report.

Occupancy and office operations expense was $15,199 in the first quarter of 2020, compared to $16,535 in the first quarter of 2019. At March 31, 2020, we had 79 financial center locations, compared to 99 financial centers at March 31, 2019.

Information technology expense, which mainly includes the cost of our loan and deposit operating systems and contracted service and maintenance associated with other data processing systems, was $8,018 in the first quarter of 2020, compared to $8,675 in the first quarter of 2019. The decrease in information technology expense was mainly due to a decline in data processing expense.

Amortization of intangible assets expense mainly includes amortization of core deposit intangible assets, customer lists and non-compete agreements. Amortization of intangible assets was $4,200 in the three months ended March 31, 2020, compared to $4,826 for the three months ended March 31, 2019. The decrease in amortization expense was mainly due to the accelerated amortization of the core deposit intangible assets that were recorded in the Astoria Merger and other acquisitions. For additional information, see Note 6. “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included elsewhere in this report.

STERLING BANCORP AND SUBSIDIARIES
Charge for asset write-downs, severance and retention expense was $0 for the three months ended March 31, 2020 compared to $3,344 for the three months ended March 31, 2019. In the year ago period, in connection with the commercial loan portfolio and origination platform acquired from Woodforest, we incurred a charge that included components related to professional fees, retention and severance, systems integration costs and an impairment of a lease assumed in the transaction.

Other non-interest expense mainly includes professional fees, depreciation expense on operating leases acquired in the Santander Portfolio Acquisition, advertising and promotion, communications, residential mortgage loan servicing, insurance, operational losses, commercial loan processing expenses, pension and post retirement plans, recruitment fees, taxes not included in income tax expense, travel and client entertainment, and colleague training expense. For the three months ended March 31, 2020, other non-interest expense was $23,156, compared to $16,944 for the three months ended March 31, 2019. The increase was mainly due to depreciation expense on operating leases of $3,492, higher professional fees of $1,601, including consulting expenses related to various automation projects, legal fees related to various loan collection and other matters and an increase in advertising and promotion of $996 for targeted deposit gathering efforts.

Income tax benefit was $8,042 for the three months ended March 31, 2020 compared to income tax expense of $28,474 for the three months ended March 31, 2019. We recorded income taxes at an estimated annual effective tax rate of 17.5% for the three months ended March 31, 2020. Note that our estimated effective tax rate may fluctuate based on the amount of provision for credit losses that we record in the remainder of 2020. In addition, there were two discrete items that impacted income tax (benefit) expense in the three months ended March 31, 2020:

•Based on provisions of the CARES Act, we had an NOL carryback that resulted in an income tax benefit of $21,313. We recorded an accrual for uncertain tax positions of $11,480 which is discussed in Note 10. “Income Taxes”. The net of these two items was an income tax benefit of $9,833.
•We recorded income tax expense of $723 due to vesting of stock-based compensation.

For the three months ended March 31, 2019, our income tax expense was recorded at an estimated effective income tax rate of 21.9%. See Note 10. “Income Taxes” in the notes to the consolidated financial statements included elsewhere in this report for additional information.

STERLING BANCORP AND SUBSIDIARIES
Portfolio Loans
The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the periods indicated.

	March 31, 2020		December 31, 2019
	Amount	%	Amount	%
Commercial:
C&I:
Traditional C&I	$2,745,792	12.6%	$2,355,031	11.0%
Asset-based lending	1,075,092	5.0	1,082,618	5.0
Payroll finance	179,554	0.8	226,866	1.1
Warehouse lending	1,356,277	6.2	1,330,884	6.2
Factored receivables	225,144	1.0	223,638	1.0
Equipment financing	1,667,523	7.8	1,800,564	8.4
Public sector finance	1,234,092	5.7	1,213,118	5.7
Total C&I	8,483,474	39.1	8,232,719	38.4
Commercial mortgage:
CRE	5,664,443	26.1	5,418,648	25.3
Multi-family	4,735,123	21.8	4,876,870	22.7
ADC	524,714	2.4	467,331	2.2
Total commercial mortgage	10,924,280	50.3	10,762,849	50.2
Total commercial	19,407,754	89.4	18,995,568	88.6
Residential mortgage	2,077,534	9.6	2,210,112	10.3
Consumer	224,669	1.0	234,532	1.1
Total portfolio loans	21,709,957	100.0%	21,440,212	100.0%
Allowance for credit losses	(326,444)		(106,238)
Total portfolio loans, net	$21,383,513		$21,333,974
Note: the percentages in the table above are rounded to the nearest tenth of a percent.

Overview. Total portfolio loans, net, increased $49,539 to $21,383,513 at March 31, 2020, compared to $21,333,974 at December 31, 2019. This was mainly due to an increase in total commercial loans of $412,186, which was offset by a decline in residential mortgage loans of $132,578, and the change in the ACL of $220,206. This change in total portfolio loans is consistent with our strategy of transitioning our loan portfolio composition to reduce residential mortgage loans and increase the proportion of commercial loans originated through our commercial banking teams.

At March 31, 2020, total C&I loans comprised 39.1% of the total loan portfolio, compared to 38.4% at December 31, 2019. Commercial mortgage loans comprised 50.3% and 50.2% of the total loan portfolio at March 31, 2020 and December 31, 2019, respectively. Residential mortgage loans comprised 9.6% of the total loan portfolio at March 31, 2020, compared to 10.3% at December 31, 2019. Our goal, over time, is for our loan portfolio to consist of 45.0% traditional C&I and commercial finance; 45.0% commercial real estate; and 10.0% consumer and residential mortgage loans.
In the three months ended March 31, 2020, traditional C&I loans increased by $390,761, which occurred mainly in March as clients drew on revolving credit facilities in response to COVID-19. Warehouse lending loans increased $25,393, which was mainly due to the decline in residential mortgage interest rates and an increase in residential mortgage loan refinance activity. Public sector finance loans grew $20,974 and factored receivables grew $1,506. Asset-based lending loans grew $7,526, which includes the loans acquired from Woodforest. These increases were partially offset by declines of $133,041 in equipment finance loans, which included the sale of $95,179 of small balance equipment finance loans and discussed above and repayments and $47,312 in payroll finance loans, which included a combination seasonal fluctuations and the impact of COVID-19 to our clients’ businesses.

CRE loans increased $245,795 in the three months ended March 31, 2020. The increase was mainly due to strong demand for these loan products in our market area. Multi-family loans declined in the first three months of 2020 by $141,747, mainly due to run-off in broker originated loans that are not an on-going part of our multi-family portfolio focus.

STERLING BANCORP AND SUBSIDIARIES

ADC loans, which are a component of commercial mortgage loans, increased $57,383 in the three months ended March 31, 2020. This increase is mainly due to construction loans related to our affordable housing tax credit investments. Other ADC loans are generally originated to select clients, mostly within our immediate footprint.

Residential mortgage loans were $2,077,534 at March 31, 2020 compared to $2,210,112 at December 31, 2019, the decline was mainly due to repayments.

Included in our residential mortgage portfolio are loans that were originated in 2010 or earlier as interest-only adjustable rate mortgages (“ARM loans”) with terms of up to forty years, which have an initial fixed rate for five, seven or 10 years and convert into one year interest-only ARM loans at the end of the initial fixed rate period. Interest-only ARM loans require the borrower to pay interest only during the first ten years of the loan term, which typically results in a material increase in the borrower’s monthly payments upon conversion. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining term. There were $787,104 of residential mortgage loans that were originated as interest only ARM loans at March 31, 2020 compared to $846,628 at December 31, 2019.

Non-Performing Loans (“NPLs”) and Non-Performing Assets (“NPAs”)
The table below sets forth the amounts and categories of our NPAs at the dates indicated. There were no warehouse lending, factored receivables or public sector finance loans that were non-performing at such dates.

	March 31,	December 31,
	2020	2019
Non-accrual loans:
Traditional C&I	$26,311	$27,148
Asset-based lending	24,873	4,966
Payroll finance	8,684	9,396
Equipment financing	50,473	33,050
Commercial real estate	34,643	26,213
Multi-family	4,448	3,400
ADC	30,434	434
Residential mortgage	60,857	62,275
Consumer	11,482	12,169
Total non-accrual loans	252,205	179,051
Accruing loans past due 90 days or more	1,545	110
Total NPLs	253,750	179,161
OREO	11,815	12,189
Total NPAs	$265,565	$191,350
TDRs accruing and not included above	$36,622	$49,807
Ratios:
NPLs to total loans	1.17%	0.84%
NPAs to total assets	0.88	0.63

NPAs and NPLs. NPLs include non-accrual loans and accruing loans past due 90 days or more. NPAs include NPLs and OREO. At March 31, 2020, total NPLs increased $74,589 to $253,750 compared to $179,161 at December 31, 2019. Non-accrual loans were $252,205 and loans 90 days past due and still accruing interest which were well secured and in the process of collection, were $1,545 as of March 31, 2020. Non-accrual loans increased by $73,154 to $252,205 at March 31, 2020 from $179,051 at December 31, 2019. The increase was mainly due to loans in our asset-based lending and equipment financing portfolios, which are in the process of work-out or exit. The increase in ADC was due to one relationship, in which we continue to work with our borrower. The decline in traditional C&I was mainly related to a decline in taxi medallion relationships. Loans past due 90 days or more and still accruing increased $1,435 between the periods. This was mainly due to loans that were in the process of being renewed at their respective period end.

TDRs. TDRs still accruing interest income are loans modified for borrowers that have experienced financial difficulties but are performing in accordance with the terms of their loan and were performing prior to the modification. Loan modification concessions may include actions such as an extension of the maturity date or the lowering of interest rates and monthly payments. At March 31, 2020, total TDRs were $79,112 of which $36,622 were performing in accordance with their modified terms and $42,490 were non-

STERLING BANCORP AND SUBSIDIARIES
accrual. At December 31, 2019 total TDRs were $75,656 of which $49,807 were performing and $25,849 were non-accrual. The decrease in performing TDRs at March 31, 2020 was mainly due to transfer to non-accrual of TDRs that were performing at December 31, 2019. Total charge-offs of TDR loans was $805 and $80 for the three months ended March 31, 2020 and 2019, respectively. TDR balances are detailed in the TDR section of Note 4. “Portfolio Loans” in the notes to the consolidated financial statements included elsewhere in this report. As of March 31, 2020, there were no commitments to lend additional funds to borrowers with loans that have been classified as TDRs.

The CARES Act, signed into law on March 27, 2020, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019 On April 7, 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency, (the “Agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and provided practical expedients for evaluating whether loan modifications that occur in response to COVID-19 are TDRs. The Agencies confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. We are applying this guidance to qualifying loan modifications.

As of April 22, 2020, we had approved loan modifications on outstanding loan balances of approximately $1.1 billion, or 5.1% of our total loan portfolio. The loan modifications consisted mainly of deferrals of principal or deferrals of principal and interest were generally for a three month period and were not considered TDRs based on the CARES Act and interagency guidance discussed above.

We are participating as a lender under the SBA’s Payroll Protection Program. As of April 22, 2020, we had received over 2,000 client applications for total funding requests of $650 million under the SBA Payroll Protection Program.

OREO. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO until such time as it is sold. In addition, financial centers that were closed or consolidated that are held for sale are also classified as OREO. When real estate is transferred to OREO, it is recorded at fair value less costs to sell. If the fair value less cost to sell is less than the loan balance, the difference is charged against the ACL. If the fair value of a financial center that we hold for sale is less than its prior carrying value, we recognize a charge included in other operating expense to reduce the recorded value of the investment to fair value, less costs to sell. After transfer to OREO, we regularly update the fair value of the properties. Subsequent declines in fair value are charged to current earnings and included in other non-interest expense as part of OREO expense. At March 31, 2020, we had OREO properties with a recorded balance of $11,815, compared to $12,189 at December 31, 2019. The decrease was mainly due to $1,091 in sales. We had OREO additions of $732 in the three months ended March 31, 2020.

Classification of Assets. Our determination as to the classification of our assets and the amount of our ACL are subject to review by our regulators, who can direct the charge-off of loans and order the establishment of additions to our ACL. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. As of March 31, 2020, we had $132,356 of loans designated as “special mention” compared to $159,976 at December 31, 2019. The decrease was mainly due to asset-based lending loans and small balance equipment finance loans which were classified substandard in the period.

On the basis of management’s review of our assets at March 31, 2020, classified assets consisted of substandard loans of $402,393 and OREO of $11,815. Substandard loans were $295,428 and OREO was $12,189 at December 31, 2019. The increase in substandard loans in the three months ended March 31, 2020 was mainly related to two asset-based lending loan relationships, one ADC relationship, and small balance equipment finance loans.

ACL - Loans. The ACL - loans is a valuation account that is deducted from the amortized cost basis of portfolio loans to present the net amount expected to be collected on portfolio loans over their contractual life. See Note 1. “Basis of Financial Statement Presentation - (e) Accounting Principle Change” for additional detail regarding our ACL - loan calculation methodology.

Our estimate of credit losses at March 31, 2020 is based on the Moody’s baseline forecast scenario as of April 11, 2020, which included the impact of recent COVID-19 developments. The Moody’s baseline forecast incorporates a significant amount of macroeconomic assumptions and variables.

STERLING BANCORP AND SUBSIDIARIES
To address potential model uncertainties, this we overlay qualitative factors to the quantitative results of loss estimates calculated under the assumptions above. The qualitative adjustments include the following:
•Lending policies and procedures including changes in lending strategies, underwriting standards, collection, write-off and recovery practices;
•Experience, ability and depth of management and lending and other relevant staff;
•Nature and volume of our loans and changes therein;
•Changes and expected changes in general market conditions of either the geographical area or industry related to our exposure;
•An adjustment for economic conditions during reasonable and supportable period; and
•An adjustment for additional factors including data quality and changes in the number of assumptions used in quantitative models.

The ACL - loans increased from $106,238 at December 31, 2019 to $326,444 at March 31, 2020. The ACL - loans at March 31, 2020 represented 128.6% of non-performing loans and 1.50% of total portfolio loans. At December 31, 2019, the allowance for loan losses represented 59.3% of non-performing loans and 0.50% of total portfolio loans.

Allocation of ACL. The following table sets forth the ACL allocated by loan category, the total loan balances by category (excluding loans held for sale), and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	March 31, 2020			December 31, 2019
	Allowance for credit losses	Loan balance	% of ACL to loan balance	Allowance for loan losses	Loan balance	% of ALLL to loan balance
Traditional C&I	$35,289	$2,745,792	1.30%	$15,951	$2,355,031	0.70%
Asset-based lending	26,490	1,075,092	2.50	14,272	1,082,618	1.30
Payroll finance	3,730	179,554	2.10	2,064	226,866	0.90
Warehouse lending	289	1,356,277	—	917	1,330,884	0.10
Factored receivables	9,194	225,144	4.10	654	223,638	0.30
Equipment financing	60,028	1,667,523	3.60	16,723	1,800,564	0.90
Public sector finance	1,929	1,234,092	0.20	1,967	1,213,118	0.20
CRE	97,586	5,664,443	1.70	27,965	5,418,648	0.50
Multi-family	49,097	4,735,123	1.00	11,440	4,876,870	0.20
ADC	15,204	524,714	2.90	4,732	467,331	1.00
Residential mortgage	23,090	2,077,534	1.10	7,598	2,210,112	0.30
Consumer	4,518	224,669	2.00	1,955	234,532	0.80
Total	$326,444	$21,709,957	1.50%	$106,238	$21,440,212	0.50%

Collateral Dependent Loans. A loan must meet both of the following conditions to be considered collateral dependent:
• We expect repayment of the financial asset to be provided substantially through the operation or sale of the collateral.
• We determined the borrower is experiencing financial difficulty as of the financial statement date.

Generally loans are identified as collateral dependent when the loan is in foreclosure, is a TDR or is a loan that was were measured for impairment at December 31, 2019 (see below). For collateral dependent loans we measure the expected credit losses based on the difference between the fair value of the collateral and the amortized cost basis. If the loan is in foreclosure, or we determine foreclosure is probable, we reduce the fair value of the collateral by costs to sell the asset. If we expect repayment from the operation of the asset, we do not reduce for the cost to sell.

Collateral dependent loans were $200,948 at March 31, 2020. The increase in collateral dependent loans compared to impaired loans at December 31, 2019, was mainly due to one ADC relationship, two asset-based lending relationships and the adoption of the CECL Standard, which impacted the classification of collateral dependent equipment finance and residential mortgage loans. Prior to 2020, equipment finance and residential mortgage loans were measured for impairment only if the loan balance exceeded $750. As our CECL methodology allows us to determine fair value and expected credit losses for each loan individually, we now consider loans collateral dependent based on the criteria discussed above.

STERLING BANCORP AND SUBSIDIARIES
Impaired Loans. Before we implemented the CECL Standard, a loan was impaired when it was probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loan values were based on one of three measures: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan was less than its recorded investment, our practice was to write-down the loan against the allowance for loan losses so the recorded investment matched the impaired value of the loan. Impaired loans generally included a portion of non-performing loans and accruing and performing TDR loans. At December 31, 2019, we held impaired loans of $109,025.

Purchase Credit Deteriorated (PCD) Loans. As part of our adoption of the CECL standard, loans that were classified as PCI and accounted for under ASC 310-30 were designated PCD loans. We did not reassess whether PCI loans met the criteria of PCD loans as of the date of adoption and determined all PCI loans were PCD loans. The amortized cost basis of PCI loans at adoption was $116,274 at December 31, 2019. The balance increased to $129,965 due to the increase to the balance of PCD loans of $22,496, which represented the credit portion of the remaining purchase accounting adjustment for PCD loans at January 1, 2020.

Changes in Financial Condition between March 31, 2020 and December 31, 2019
Total assets decreased $251,461 to $30,335,036 at March 31, 2020, compared to $30,586,497 at December 31, 2019. Components of the change in total assets were:
•Commercial loans increased by $412,186 to $19,407,754 at March 31, 2020, compared to $18,995,568 at December 31, 2019.
•Residential mortgage loans held in our loan portfolio declined by $132,578 to $2,077,534 at March 31, 2020 compared to $2,210,112 at December 31, 2019. This decline was mainly due to repayments.
•Total investment securities declined by $458,297 to $4,617,012 at March 31, 2020, compared to $5,075,309 at December 31, 2019, mainly due to sales and calls of securities.
•Other assets increased by $149,924 to $990,792 at March 31, 2020, compared to $840,868 at December 31, 2019. The components of other assets are as follows:

	March 31,	December 31,
	2020	2019
Low income housing tax credit investments	$402,317	$386,824
Right of use asset for operating leases	107,711	112,226
Fair value of swaps (see Note 9)	166,432	67,318
Cash on deposit as swap collateral net of settlement	94,092	93,606
Operating leases - equipment and vehicles leased to others	67,701	72,291
Other asset balances	152,539	108,603
	$990,792	$840,868
The table above includes the following items:
•We have invested in various limited partnerships that sponsor affordable housing projects utilizing low income housing tax credits. These investments assist us in achieving our goals associated with the Community Reinvestment Act.
•The right of use assets for operating leases represents the asset recognized under the lease accounting standard which requires all operating leases to be recorded in the consolidated balance sheets, which are discussed in Note 15. “Leases” in the notes to consolidated financial statements included elsewhere in this report.
•Fair value of swaps reflects the change in value since date of inception of our back-to-back commercial client loan swap program and positions, which are discussed in Note 9. “Derivatives” in the notes to consolidated financial statements included elsewhere in this report.
•Cash on deposit as swap collateral net of settlement represents amounts on deposit with third parties net of settlement to market for exchange traded and over the counter swaps.
•Other asset balances include income tax balances, prepaid insurance, prepaid property taxes, prepaid maintenance, other accounts receivable and miscellaneous assets.

Total liabilities decreased $143,772 to $25,912,612 at March 31, 2020, compared to $26,056,384 at December 31, 2019. The decrease was mainly due to the following:
•FHLB borrowings decreased $290,202 to $1,955,451 at March 31, 2020, compared to $2,245,653 at December 31, 2019, which was mainly the result of an increase in deposits and sale of investment securities. Proceeds were used to and pay down borrowings.

STERLING BANCORP AND SUBSIDIARIES
•Other liabilities declined $34,309 to $659,143 at March 31, 2020, compared to $693,452 at December 31, 2019. The decrease was mainly due to funding of accrued affordable housing commitments and payout of amounts accrued for 2019 compensation.
•Brokered deposits declined $14,851 to $1,851,593 at March 31, 2020, compared to $1,866,444 at December 31, 2019. The decrease was a change in funding mix as a result of other deposit inflows.
The decreases above, were partially offset by the following increases:
•Total deposits increased $139,622 to $22,558,280 at March 31, 2020, compared to $22,418,658 at December 31, 2019. Our core deposits were $20,704,023 at March 31, 2020, which represented 91.8% of our total deposit balances.
•Municipal deposits increased $103,212 to $2,091,259 at March 31, 2020, compared to $1,988,047 at December 31, 2019. The increase was mainly due to property tax collections in January 2020.

Supplemental Reporting of Non-GAAP Financial Measures
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance and to assess our performance compared to our annual budget and strategic plans. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors, analysts, regulators and others information that we use to manage and evaluate our performance each period. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements, and notes thereto for the quarter ended March 31, 2020, included elsewhere in this report, and the year ended December 31, 2019, included in the 2019 Form 10-K.

	March 31,
	2020	2019
The following table shows the reconciliation of pretax pre-provision net revenue to adjusted pretax pre-provision net revenue:
Net interest income	$211,772	$235,506
Non-interest income	47,326	19,597
Total net interest income and non-interest income	259,098	255,103
Non-interest expense	114,713	114,992
Pretax pre-provision net revenue	144,385	140,111

Adjustments:
Accretion income	(10,686)	(25,580)
Net loss (gain) on sale of securities	(8,412)	13,184
Net (gain) loss on termination of Astoria defined benefit pension plan	—	—
Net (gain) on sale of residential mortgage loans	—	(8,313)
(Gain) loss on extinguishment of debt	744	(46)
Impairment related to financial centers and real estate consolidation strategy	—	—
Charge for asset write-downs, systems integration, retention and severance	—	3,344
Amortization of non-compete agreements and acquired customer list intangible assets	172	242
Adjusted pretax pre-provision net revenue	$126,203	$122,942

STERLING BANCORP AND SUBSIDIARIES

	March 31,
	2020	2019
The following table shows the reconciliation of stockholders’ equity to tangible common equity and the tangible common equity ratio [1]:
Total assets	$30,335,036	$29,956,607
Goodwill and other intangibles	(1,789,646)	(1,782,533)
Tangible assets	28,545,390	28,174,074
Stockholders’ equity	4,422,424	4,419,223
Preferred stock	(137,363)	(138,218)
Goodwill and other intangibles	(1,789,646)	(1,782,533)
Tangible common stockholders’ equity	2,495,415	2,498,472
Common stock outstanding at period end	194,460,656	209,560,824
Common stockholders’ equity as a % of total assets	14.13%	14.29%
Book value per common share	$22.04	$20.43
Tangible common equity as a % of tangible assets	8.74%	8.87%
Tangible book value per common share	$12.83	$11.92

	For the three months ended
	March 31,
	2020	2019
The following table shows the reconciliation of reported return on average tangible assets and adjusted return on average tangible assets [2]:
Average assets	$30,484,433	$30,742,943
Average goodwill and other intangibles	(1,792,400)	(1,756,506)
Average tangible assets	28,692,033	28,986,437
Net income available to common stockholders	12,171	99,448
Net income, if annualized	48,951	403,317
Reported return on average tangible assets	0.17%	1.39%
Adjusted net (loss) income (non-GAAP)	$(3,124)	$105,902
Annualized adjusted net (loss) income	(12,565)	429,492
Adjusted return on average tangible assets (non-GAAP)	(0.04)%	1.48%
_______________
See legend beginning on page 70.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended
	March 31,
	2020	2019
The following table shows the reconciliation of reported net income and reported EPS (GAAP) to adjusted net income available to common stockholders (non-GAAP) and adjusted diluted EPS (non-GAAP)[3]:
Income before income tax expense	$6,105	$129,911
Income tax (benefit) expense	(8,042)	28,474
Net income (GAAP)	14,147	101,437
Adjustments:
Net (gain) loss on sale of securities	(8,412)	13,184
Net (gain) on sale of residential mortgage loans	—	(8,313)
Charge for asset write-downs, retention and severance	—	3,344
Net loss (gain) on extinguishment of borrowings	744	(46)
Amortization of non-compete agreements and acquired customer lists	172	242
Total pre-tax adjustments	(7,496)	8,411
Adjusted pre-tax (loss) income	(1,391)	138,322
Adjusted income tax (benefit) expense	(243)	30,431
Adjusted net (loss) income (non-GAAP)	(1,148)	107,891
Preferred stock dividend	1,976	1,989
Adjusted net (loss) income available to common stockholders (non-GAAP)	$(3,124)	$105,902

Weighted average diluted shares	196,709,038	213,505,842
Diluted EPS as reported (GAAP)	$0.06	$0.47
Adjusted diluted EPS (non-GAAP)	(0.02)	0.50

	For the three months ended
	March 31,
	2020	2019
The following table shows the reconciliation of reported return on average tangible common stockholders’ equity and adjusted return on average tangible common stockholders’ equity [4]:
Average stockholders’ equity	$4,506,537	$4,415,449
Average preferred stock	(137,579)	(138,348)
Average goodwill and other intangibles	(1,792,400)	(1,756,506)
Average tangible common stockholders’ equity	2,576,558	2,520,595
Net income available to common stockholders	12,171	99,448
Net income, if annualized	48,951	403,317
Reported return on average tangible common stockholders’ equity	1.90%	16.00%
Adjusted net (loss) income (non-GAAP)	$(3,124)	$105,902
Annualized adjusted net (loss) income	(12,565)	429,492
Adjusted return on average tangible common stockholders’ equity (non-GAAP)	(0.49)%	17.04%
See legend beginning on page 70.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended
	March 31,
	2020	2019
The following table shows the reconciliation of the reported operating efficiency ratio and adjusted operating efficiency ratio 5:
Net interest income	$211,772	$235,506
Non-interest income	47,326	19,597
Total revenue	259,098	255,103
Tax equivalent adjustment on securities	3,454	3,949
Loss on termination of pension plan	—	280
Net (gain) loss on sale of securities	(8,412)	13,184
Net (gain) on sale of residential mortgage loans	—	(8,313)
Depreciation of operating leases	(3,492)	—
Adjusted total revenue (non-GAAP)	250,648	264,203
Non-interest expense	114,713	114,992
Charge for asset write-downs, systems integration, retention and severance	—	(3,344)
Net (loss) gain on extinguishment of borrowings	(744)	46
Depreciation of operating leases	(3,492)	—
Amortization of intangible assets	(4,200)	(4,826)
Adjusted non-interest expense (non-GAAP)	$106,277	$106,868
Reported operating efficiency ratio (non-GAAP)	44.3%	45.1%
Adjusted operating efficiency ratio (non-GAAP)	42.4	40.4
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

2 Reported return on average tangible assets and adjusted return on average tangible assets are non-GAAP measures that provide information to help assess our profitability.

3 Adjusted net income available to common stockholders and adjusted EPS are non-GAAP measures that present a summary of our earnings, which includes adjustments to exclude certain revenues and expenses (generally associated with discrete merger transactions and non-recurring strategic plans) to help in assessing our recurring profitability. For the purpose of calculating adjusted net income available for common stockholders and adjusted EPS, income tax expense is calculated using the estimated effective income tax rate for the full year in effect for the particular period end, as we believe this is a more accurate presentation of run rate income tax expense and earnings.

4 Reported return on average tangible common stockholders’ equity and the adjusted return on average tangible common stockholders’ equity are non-GAAP measures that provide information to evaluate the use of our tangible common equity.

5 The reported operating efficiency ratio is a non-GAAP measure calculated by dividing our GAAP non-interest expense by the sum of our GAAP net interest income plus GAAP non-interest income. The adjusted operating efficiency ratio is a non-GAAP measure calculated by dividing non-interest expense adjusted for intangible asset amortization and certain expenses generally associated with discrete merger transactions and non-recurring strategic plans by the sum of net interest income plus non-interest income plus the tax equivalent adjustment on securities income and elimination of the impact of gain or loss on sale of securities. The adjusted operating efficiency ratio is a measure we use to assess our operating performance.

STERLING BANCORP AND SUBSIDIARIES
Liquidity and Capital Resources
Capital. Stockholders’ equity was $4,422,424 as of March 31, 2020, a decrease of $107,689 relative to December 31, 2019. The decrease was due to the repurchase of 4,900,759 common shares at a cost of $81,032, the adoption of the CECL Standard, which reduced capital by $54,254 and declared dividends of $13,768 on common stock and $2,194 on preferred stock. These decreases were partially offset by net income of $14,147, an increase in accumulated other comprehensive gain of $27,405, which was primarily due to an increase in the fair value of our AFS portfolio, and an increase of stock option exercises and stock-based compensation of $414.

We paid dividends of $0.07 per common share in each quarter of 2019 and the first quarter of 2020. Most recently, our Board of Directors declared a dividend of $0.07 per common share on April 27, 2020, which is payable May 22, 2020 to our holders as of the record date of May 8, 2020. We paid dividends of $16.25 per preferred share in each quarter of 2019 and the first quarter of 2020. In addition, on April 15, 2020, we paid a dividend of $16.25 per preferred share.

Basel III Capital Rules. The Basel III Capital Rules were fully phased in on January 1, 2019. The rules are discussed in Note 14. “Stockholders’ Equity - Regulatory Capital Requirements” in the notes to consolidated financial statements included elsewhere in this report.

Liquidity. As discussed in our 2019 Form 10-K, our liquidity position is continuously monitored and we make adjustments to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset / liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic activity, volatility in the financial markets, unexpected credit events or other significant occurrences. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of March 31, 2020, our management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on us.

At March 31, 2020, the Bank had $348,636 in cash and cash equivalents on hand and unused borrowing capacity at the FHLB of $5,593,328. In addition, the Bank may purchase federal funds from other institutions and enter into additional repurchase agreements. The Bank had $2,317,396 of unencumbered securities available to pledge as collateral as of March 31, 2020. On March 15, 2020, the Federal Reserve Board reduced reserve requirements ratios to zero effective March 26, 2020, which eliminated our reserve requirement as of March 31, 2020. Prior to that time, we maintained deposits at the Federal Reserve Bank of New York in compliance with our reserve requirements.

We are a bank holding company and do not conduct operations. Our primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. At March 31, 2020, the Bank had capacity to pay approximately $48,325 of dividends to us under regulatory guidelines without prior regulatory approval.

We had cash on hand of $256,563 at March 31, 2020. We received dividends from the Bank of $95,000 in the quarter ended March 31, 2020. In the first three months of 2019, we used $81,032 for common stock repurchases, $15,962 for dividends and $2,000 to repurchase a portion of our outstanding Senior Notes that we assumed in the Astoria Merger.

Effective August 27, 2019 we renewed our $35,000 credit facility with a financial institution, which is more fully described in Note 8. “Borrowings” in the notes to consolidated financial statements included elsewhere in this report. The use of proceeds are for general corporate purposes. The credit facility has no outstanding balance and requires us and the Bank to maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. We and the Bank were in compliance with all requirements at March 31, 2020.

In connection with the Astoria Merger, we assumed $200,000 principal amount of the Senior Notes which mature on June 8, 2020. At March 31, 2020, the balance outstanding was $171,422. We expect to use cash on hand to payoff the Senior Notes at maturity.

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

STERLING BANCORP AND SUBSIDIARIES
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

Estimated Changes in EVE and NII. The table below sets forth, as of March 31, 2020, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$3,962,862	$289,279	7.9%	$1,037,208	$156,935	17.8%
+200	3,978,541	304,958	8.3	986,337	106,064	12.0
+100	3,891,743	218,160	5.9	933,755	53,482	6.1
0	3,673,583	—	—	880,273	—	—
-100	3,080,869	(592,714)	(16.1)	821,618	(58,655)	(6.7)
-200	2,560,041	(1,113,542)	(30.3)	792,254	(88,019)	(10.0)
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

During the three months ended March 31, 2020, the federal funds target rate was lowered from 1.50 - 1.75% to 0.00 - 0.25% in an effort to mitigate the effects of COVID-19 on economic activity. U.S. Treasury yields with two year maturities decreased 135 basis points from 1.58% to 0.23% over the three months ended March 31, 2020, while the yield on U.S. Treasury 10-year notes decreased 122 basis points from 1.92% to 0.70%. The greater decrease in interest rates on short-term maturities relative to the lesser decrease in interest rates on longer-terms maturities resulted in a steeper 2-10 year U.S. Treasury yield curve at March 31, 2020 compared to December 31, 2019.  At its March 2020 meeting, the Federal Open Markets Committee (the “FOMC”) stated that it expects to maintain the federal funds target rate until it is confident that the economy has weathered recent events and is on-track to achieve its maximum employment and price stability goals. The Fed further stated that the recent reductions in the federal funds target rate will help support economic activity, strong labor market conditions, and inflation returning to the Committee’s objective.

Item 4. Controls and Procedures

STERLING BANCORP AND SUBSIDIARIES
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

Changes in Internal Controls
The adoption of the CECL Standard did result in new policies and procedures regarding, and introduced new controls over, the review of economic forecasting projections obtained from Moody’s. However, the internal controls for CECL are substantially similar to the internal controls used under GAAP prior to adoption of the CECL Standard for the allowance for loan losses. As a result, we concluded there were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
Item 1. Legal Proceedings

The “Litigation” section of Note 15. “Commitments and Contingencies” in the notes to consolidated financial statements included in Part I, Item 1 is incorporated herein by reference.

Item 1A. Risk Factors
For information regarding factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A of our 2019 Form 10-K.

The risk factors set forth in our 2019 Form 10-K are updated by adding the following risk factor:

The COVID-19 pandemic has impacted our business, and the ultimate impact on our business, financial position, results of operations and/or cash flows will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the scope and duration of the pandemic and the actions taken by governmental authorities, our clients and our business partners in response to the pandemic.

The global pandemic resulting from the outbreak of COVID-19 has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. Some of the risks we face from the pandemic include, but are not limited to: the health and availability of our colleagues, the financial condition of our clients and the demand for our products and services, falling interest rates, recognition of credit losses and increases in the allowance for credit losses, especially if businesses remain closed, unemployment continues to rise and clients and customers draw on their lines of credit or seek additional loans to help finance their businesses, and a significant deterioration of business conditions in our markets, particularly the New York Metro market and the New York Suburban market.

While we have not experienced a significant impact on the availability of our employees to date, given the markets we operate in, our colleagues are at a greater risk of being exposed to COVID-19. While we have taken meaningful steps and precautions to ensure their health and well-being, COVID-19 could still impact our colleagues’ ability to work effectively and availability due to illness, quarantines, government actions, financial center closures or other reasons. In particular, our financial centers present an increased risk of exposure for our employees. If our employees are not able to work as effectively or a substantial number of employees are unable to work due to COVID-19, our business would be adversely effected.

Our clients are subject to many of the factors described above. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, and result in loss of revenue. It is possible that the spread of COVID-19 may also cause delays in the willingness or ability of clients to perform, including, but not limited to, making timely payments to us, and other unpredictable events.

The pandemic has also influenced the recognition of credit losses in our loan portfolios and increased our allowance for credit losses. During the quarter ended March 31, 2020, approximately $120,000 of the $138,280 provision for credit losses recorded was a result of changing our forecast and model assumptions due to COVID-19. Post March 31, 2020, we have also entered into a significant number of forbearance agreements with clients. The pandemic could continue to have a material adverse effect on our loan portfolio, particularly as businesses remain closed and as more clients may need to draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairments in future periods on the securities we hold, as well as reductions in other comprehensive income.

The New York Metro Market and the New York Suburban Market have been disproportionately impacted by COVID-19 relative to other areas. As such, the impact on COVID-19 on us and our clients may be greater than on similar banks or bank holding companies that do not have a similar geographic concentration.

The volatility in the global capital markets resulting from the pandemic and related business conditions may restrict our access to capital and/or increase our cost of capital.

To the extent the COVID-19 pandemic adversely affects our business, financial position, results of operations and/or cash flows, it may also have the effect of heightening many of the other risks we face, including the risks described in the section entitled “Risk Factors” in our 2019 Form 10-K and any subsequent Quarterly Report on Form 10-Q.

We continue to work with our stakeholders (including colleagues, clients, and business partners) to assess, address and mitigate the impact of this global pandemic. However, we cannot predict the length and impact of the COVID-19 pandemic at this time.

The risks described in our 2019 Form 10-K are not the only risks that we encounter. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition and/or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table reports information regarding purchases of our common stock during the first quarter of 2020 and the stock repurchase plan approved by the Board:

	Total Number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
Period (2020)
January 1 — January 31	935,033	$20.34	935,033	10,637,502
February 1 — February 29	933,708	19.13	933,708	9,703,794
March 1 — March 31	3,032,018	14.56	3,032,018	6,671,776
Total	4,900,759	16.53	4,900,759

(1) Repurchases may be made at management’s discretion through open market purchases and block trades in accordance with SEC and regulatory requirements. Any shares repurchased will be held as Treasury stock and made available for general corporate purposes.

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

Sterling Bancorp

Date:	May 4, 2020	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 4, 2020	By:	/s/ Luis Massiani
Luis Massiani
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)