Form 10-Q
period 2020-06-30
STERLING BANCORP
filed 2020-07-31
CIK 1070154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares outstanding as of July 29 2020
$0.01 per share	194,478,227

STERLING BANCORP AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
QUARTERLY PERIOD ENDED JUNE 30, 2020

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
ASSETS:
Cash and due from banks	$324,729	$329,151
Securities available for sale, at estimated fair value	2,620,624	3,095,648
Securities held to maturity (“HTM”), (net of allowance for credit losses of $2,499 at June 30, 2020)	1,924,955	1,979,661
Loans held for sale	44,437	8,125
Portfolio loans	22,295,267	21,440,212
Allowance for credit losses - loans	(365,489)	(106,238)
Portfolio loans, net	21,929,778	21,333,974
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, at cost	193,666	251,805
Accrued interest receivable	101,296	100,312
Premises and equipment, net	226,728	227,070
Goodwill	1,683,482	1,683,482
Other intangible assets, net	101,964	110,364
Bank owned life insurance (“BOLI”)	620,908	613,848
Other real estate owned	8,665	12,189
Other assets	1,058,661	840,868
Total assets	$30,839,893	$30,586,497
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$23,600,621	$22,418,658
FHLB and other borrowings	975,058	2,245,653
Paycheck Protection Program Lending Facility	568,350	—
Repurchase agreements	26,448	22,678
Senior Notes	—	173,504
Subordinated Notes - Bank	173,307	173,182
Subordinated Notes - Company	271,096	270,941
Mortgage escrow funds	69,686	58,316
Other liabilities	671,140	693,452
Total liabilities	26,355,706	26,056,384
Commitments and Contingent liabilities (See Note 15. “Commitments and Contingencies”)
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; 135,000 shares issued and outstanding at June 30, 2020 and December 31, 2019)	137,142	137,581
Common stock (par value $0.01 per share; 310,000,000 shares authorized at June 30, 2020 and December 31, 2019; 229,872,925 shares issued at June 30, 2020 and December 31, 2019; 194,458,805 and 198,455,324 shares outstanding at June 30, 2020 and December 31, 2019, respectively)	2,299	2,299
Additional paid-in capital	3,755,474	3,766,716
Treasury stock, at cost (35,414,120 shares at June 30, 2020 and 31,417,601 shares at December 31, 2019)	(660,223)	(583,408)
Retained earnings	1,160,885	1,166,709
Accumulated other comprehensive income, net of tax expense of $33,847 at June 30, 2020 and $15,361 at December 31, 2019	88,610	40,216
Total stockholders’ equity	4,484,187	4,530,113
Total liabilities and stockholders’ equity	$30,839,893	$30,586,497
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Income Statements (Unaudited)
(Dollars in thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest and dividend income:
Loans and loan fees	$219,904	$258,283	$455,343	$518,578
Securities taxable	18,855	24,632	39,484	52,479
Securities non-taxable	12,831	14,423	25,828	29,280
Other earning assets	1,636	5,119	6,098	11,520
Total interest and dividend income	253,226	302,457	526,753	611,857
Interest expense:
Deposits	28,110	48,129	73,891	94,124
Borrowings	11,817	22,489	27,791	50,388
Total interest expense	39,927	70,618	101,682	144,512
Net interest income	213,299	231,839	425,071	467,345
Provision for credit losses - loans	56,606	11,500	193,183	21,700
Provision for credit losses - held to maturity securities	—	—	1,703	—
Net interest income after provision for credit losses	156,693	220,339	230,185	445,645
Non-interest income:
Deposit fees and service charges	5,345	7,098	11,968	13,310
Accounts receivable management / factoring commissions and other fees	4,419	5,794	9,956	11,217
Bank owned life insurance	4,950	4,192	9,967	7,833
Loan commissions and fees	8,003	5,308	19,028	9,146
Investment management fees	1,379	2,050	3,225	3,950
Net gain (loss) on sale of securities	485	(528)	8,896	(13,712)
Net gain on called securities	—	—	4,880	—
Gain on sale of residential mortgage loans	—	—	—	8,313
Other	1,509	3,144	5,496	6,598
Total non-interest income	26,090	27,058	73,416	46,655
Non-interest expense:
Compensation and benefits	54,668	54,473	109,544	110,463
Stock-based compensation plans	5,913	4,605	11,919	9,728
Occupancy and office operations	14,695	16,106	29,894	32,641
Information technology	7,312	9,047	15,330	17,722
Amortization of intangible assets	4,200	4,785	8,400	9,611
FDIC insurance and regulatory assessments	3,638	2,994	6,844	6,332
Other real estate owned expense, net	1,233	458	1,285	675
Charge for asset write-downs, retention and severance	—	—	—	3,344
Impairment related to financial centers and real estate consolidation strategy	—	14,398	—	14,398
Other	33,222	20,074	56,378	37,018
Total non-interest expense	124,881	126,940	239,594	241,932
Income before income tax expense	57,902	120,457	64,007	250,368
Income tax expense (benefit)	7,110	23,997	(932)	52,471
Net income	50,792	96,460	64,939	197,897
Preferred stock dividend	1,972	1,987	3,948	3,976
Net income available to common stockholders	$48,820	$94,473	$60,991	$193,921
Weighted average common shares:
Basic	193,479,757	206,932,114	194,909,498	210,022,967
Diluted	193,604,431	207,376,239	195,168,557	210,419,425
Earnings per common share:
Basic	$0.25	$0.46	$0.31	$0.92
Diluted	0.25	0.46	0.31	0.92
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$50,792	$96,460	$64,939	$197,897
Other comprehensive income, before tax:
Change in unrealized holding gains on securities available for sale	29,356	64,176	78,111	139,506
Unrealized (loss) on transfer of securities held to maturity to available for sale	—	—	—	(11,813)
Reclassification adjustment for net realized (gains) losses included in net income	(485)	528	(8,896)	13,712
Accretion of net unrealized loss on securities transferred to held to maturity	59	122	156	2,539
Change in the actuarial loss of defined benefit plan and post-retirement benefit plans	76	66	(2,492)	2,949
Total other comprehensive income, before tax	29,006	64,892	66,879	146,893
Deferred tax (expense) related to other comprehensive income	(8,017)	(17,936)	(18,485)	(40,602)
Other comprehensive income, net of tax	20,989	46,956	48,394	106,291
Comprehensive income	$71,781	$143,416	$113,333	$304,188
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share and per share data)

	Number of common shares	Preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity
Balance at January 1, 2019	216,227,852	$138,423	$2,299	$3,776,461	$(213,935)	$791,550	$(65,945)	$4,428,853
Net income	—	—	—	—	—	101,437	—	101,437
Other comprehensive income	—	—	—	—	—	—	59,335	59,335
Stock options & other stock transactions, net	3,893	—	—	—	49	6	—	55
Restricted stock awards, net	1,331,674	—	—	(24,626)	12,818	12,913	—	1,105
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(15,079)	—	(15,079)
Cash dividends declared ($16.25 per preferred share)	—	(205)	—	—	—	(1,989)	—	(2,194)
Purchase of treasury stock	(8,002,595)	—	—	—	(154,289)	—	—	(154,289)
Balance at March 31, 2019	209,560,824	138,218	2,299	3,751,835	(355,357)	888,838	(6,610)	4,419,223
Net income	—	—	—	—	—	96,460	—	96,460
Other comprehensive income	—	—	—	—	—	—	46,956	46,956
Stock options & other stock transactions, net	168,169	—	—	—	1,410	424	—	1,834
Restricted stock awards, net	(39,697)	—	—	5,291	(887)	—	—	4,404
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(14,611)	—	(14,611)
Cash dividends declared ($16.25 per preferred share)	—	(207)	—	—	—	(1,987)	—	(2,194)
Purchase of treasury stock	(4,502,053)	—	—	—	(92,914)	—	—	(92,914)
Balance at June 30, 2019	205,187,243	$138,011	$2,299	3,757,126	$(447,748)	$969,124	$40,346	$4,459,158

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share and per share data)

	Number of common shares	Preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balance at January 1, 2020	198,455,324	$137,581	$2,299	$3,766,716	$(583,408)	$1,166,709	$40,216	$4,530,113
Cumulative effect of change in accounting principle (see Note 1. “Basis of Financial Statement Presentation”)	—	—	—	—	—	(54,254)	—	(54,254)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	198,455,324	137,581	2,299	3,766,716	(583,408)	1,112,455	40,216	4,475,859
Net income	—	—	—	—	—	14,147	—	14,147
Other comprehensive income	—	—	—	—	—	—	27,405	27,405
Stock options & other stock transactions, net	41,000	—	—	—	346	68	—	414
Restricted stock awards, net	865,091	—	—	(17,208)	4,025	14,776	—	1,593
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(13,768)	—	(13,768)
Cash dividends declared ($16.25 per preferred share)	—	(218)	—	—	—	(1,976)	—	(2,194)
Purchase of treasury stock	(4,900,759)	—	—	—	(81,032)	—	—	(81,032)
Balance at March 31, 2020	194,460,656	137,363	2,299	3,749,508	(660,069)	1,125,702	67,621	4,422,424
Net income	—	—	—	—	—	50,792	—	50,792
Other comprehensive income	—	—	—	—	—	—	20,989	20,989
Stock options & other stock transactions, net	10,000	—	—	—	95	6	—	101
Restricted stock awards, net	(11,851)	—	—	5,966	(249)	5	—	5,722
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(13,648)	—	(13,648)
Cash dividends declared ($16.25 per preferred share)	—	(221)	—	—	—	(1,972)	—	(2,193)
Balance at June 30, 2020	194,458,805	$137,142	$2,299	$3,755,474	$(660,223)	$1,160,885	$88,610	$4,484,187
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six months ended
	June 30,
	2020	2019

Cash flows from operating activities:
Net income	$64,939	$197,897
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses - loans	193,183	21,700
Provision for credit losses - held to maturity securities	1,703	—
Net loss (gain) from write-downs and sales of other real estate owned	1,019	(192)
Net (gain) on extinguishment of Senior Notes	—	(46)
Depreciation of premises and equipment	9,941	9,723
Loss on extinguishment of FHLB borrowings	10,476	—
Impairment on fixed assets	—	10,473
Impairment of early termination of leases	—	3,925
Asset write-downs, retention and severance compensation and other restructuring charges	—	3,344
Amortization of intangible assets	8,400	9,611
Amortization of low income housing tax credits	16,388	7,883
Net (gain) loss on sale of securities	(8,896)	13,712
(Gain) on security calls available for sale	(4,897)	—
Loss on security calls held to maturity	17	—
Net (gain) on loans held for sale	(2,881)	(8,313)
Net amortization of premiums on securities	15,801	18,194
Amortization of premium on certificates of deposit	(1,229)	(2,061)
Net accretion of purchase discount and amortization of net deferred loan costs	(20,172)	(48,725)
Net accretion of debt issuance costs and amortization of premium on borrowings	(446)	(805)
Restricted stock compensation expense	11,919	9,728
Originations of loans held for sale	(36,313)	(4,500)
Proceeds from sales of loans held for sale	—	6,091
Increase in cash surrender value of bank owned life insurance	(9,967)	(7,833)
Deferred income tax (benefit) expense	(56,339)	21,634
Other adjustments (principally net changes in other assets and other liabilities)	(159,410)	(48,238)
Net cash provided by operating activities	33,236	213,202
Cash flows from investing activities:
Purchases of securities:
Available for sale	(285,798)	(59,148)
Held to maturity	(1,355)	(4,032)
Proceeds from maturities and other principal payments on securities:
Available for sale	241,438	178,821
Held to maturity	40,364	63,423
Proceeds from sales of securities available for sale	459,994	738,751
Proceeds from calls of securities available for sale	138,872	—
Proceeds from calls of securities held to maturity	905	—
Portfolio loan originations, net	(932,814)	(518,656)
Proceeds from sale of commercial loans	98,412	—
Proceeds from sale of residential mortgage loans	—	1,409,334

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six months ended
	June 30,
	2020	2019

Redemptions of FHLB and FRB stock, net	58,139	49,130
Proceeds from sales of other real estate owned	3,237	8,595
Purchases of premises and equipment	(11,509)	(10,992)
Proceeds from bank owned life insurance	2,907	2,457
Proceeds from sale of premises and equipment	1,910	4,835
Purchases of low income housing tax credits	(63,349)	(32,649)
Cash paid for acquisition, net	—	(515,692)
Net cash (used in) provided by investing activities	(248,647)	1,314,177
Cash flows from financing activities:
Net increase (decrease) in transaction, savings and money market deposits	1,995,896	(369,213)
Net (decrease) increase in certificates of deposit	(812,704)	105,590
Net (decrease) in short-term FHLB borrowings	(195,000)	(147,000)
Advances of term FHLB borrowings	375,000	1,325,000
Repayments of term FHLB borrowings	(1,450,000)	(2,250,000)
Advances under the Paycheck Protection Program Liquidity Facility	568,350	—
Repayment of Senior Notes	(173,373)	(6,954)
Net increase (decrease) in other borrowings	3,770	(437)
Net increase in mortgage escrow funds	11,370	285
Proceeds from stock option exercises	515	1,889
Treasury shares repurchased	(81,032)	(247,203)
Cash dividends paid - common stock	(27,416)	(29,690)
Cash dividends paid - preferred stock	(4,387)	(4,388)
Net cash provided by (used in) financing activities	210,989	(1,622,121)
Net (decrease) in cash and cash equivalents	(4,422)	(94,742)
Cash and cash equivalents at beginning of period	329,151	438,110
Cash and cash equivalents at end of period	$324,729	$343,368
Supplemental cash flow information:
Interest payments	$109,820	$144,243
Income tax payments	14,017	16,118
Real estate acquired in settlement of loans	732	2,654
Residential mortgage loans transferred from held for sale to portfolio	—	127,833
Loans transferred from held for investment to held for sale	95,179	—
Redemption of bank owned life insurance, pending settlement	—	60,491
Securities held to maturity transferred to available for sale	—	708,627
Operating cash flows from operating leases	10,328	8,866
Right-of-use assets obtained in exchange for lease liabilities	—	125,394
Acquisitions:
Non-cash assets acquired:
Total loans, net	$—	$471,878
Accrued interest receivable	—	1,789
Goodwill	—	44,781
Other assets	—	545
Total non-cash assets acquired	—	518,993
Liabilities assumed:
Other liabilities	—	3,301
Total liabilities assumed	—	3,301
Net non-cash assets acquired	—	515,692
Total consideration paid	$—	$515,692
See accompanying notes to consolidated financial statements.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

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

(c) Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, expense and contingencies at the date of the financial statements. Actual results could differ significantly from these estimates, particularly the allowance for credit losses and the status of contingencies, and are subject to change.

(d) Risks and Uncertainties - COVID-19
The global pandemic resulting from the outbreak of the novel strain of coronavirus (“COVID-19”) has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. In particular, COVID-19 has disrupted our normal course of providing services to our clients and adversely impacted our clients. We have approved CARES Act conforming loan payment deferrals on outstanding loans totaling $1.7 billion at June 30, 2020. Continuation of economic and business disruption for an extended period could impair our client’s ability to fulfill their obligations to the Bank. In the six months ended June 30, 2020, we have successfully managed through the impacts of the pandemic to our colleagues and business operations. However, COVID-19 could negatively impact our business continuity plans in the future.

We are dependent on the willingness and ability of our colleagues and clients to conduct banking and other financial transactions. If the United States response to COVID-19 is unsuccessful, or results in additional impacts, it is reasonably possible that we could experience a material adverse effect on our business, financial condition, results of operations, and cash flows, including material changes to our significant estimates. While it is not possible to know the full extent that COVID-19, and resulting measures in response thereto will have on our operations, we are disclosing potentially material items of which we are aware as of the date of this report. In particular, we have continued to review our loan and securities portfolios to identify specific exposures and sectors that may be more at risk or impacted by COVID-19. The majority of our loan payment deferrals highlighted above consist mainly of commercial real estate loans and equipment finance loans to borrowers in the hotel and lodging, retail and transportation industry sectors, and residential mortgage loans. Please see Note 4. “Loans” for details on loan payment deferrals by asset class. If the COVID-19 impact continues to for an extended period, we may need to establish a valuation allowance for deferred tax assets.

(e) Accounting Principle Change

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
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

Under prior GAAP, our allowance for loan and lease losses (“ALLL”) was determined under the incurred loss model, using an average of actual losses incurred over the most recent three-year period and the application of qualitative factors to arrive at an allowance that represented our best estimate of probable credit losses inherent in our loan portfolio. Under the CECL Standard, our ACL is based on an

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
estimate of all amounts that are not expected to be collected over the contractual life of the portfolio loans, which is comprised of quantitative and qualitative factors.

As of December 31, 2019, a significant portion of our loans were acquired in business combination transactions that were subject to purchase accounting adjustments, which incorporated life of loan losses estimates at the date of acquisition into the estimate of the fair value of the loan. To the extent the loan continued to perform as expected since the date of acquisition, we generally did not apply amounts from our allowance for loan losses methodology to such loans. At December 31, 2019, our allowance for loan losses of $106.2 million was recorded as a valuation account against $15.4 billion of our portfolio loans. Acquired loans of $6.0 billion did not have an allowance for loan loss allocation as those loans had remaining purchase accounting adjustments. The composition of our portfolio loans at December 31, 2019 was the following:

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

Loans designated as purchased credit impaired (“PCI”) loans and accounted for under Accounting Standards Codification (“ASC”) 310-30 were designated as purchased with credit deterioration (“PCD”) loans. In accordance with the CECL Standard, we did not reassess whether PCI loans met the criteria of PCD loans as of the date of adoption, and determined all PCI loans were PCD loans. On January 1, 2020, the amortized cost basis of PCD loans totaled $116.3 million. We recorded an increase to the balance of PCD loans and an increase to the ACL - loans of $22.5 million, which represented the expected credit losses for PCD loans. The remaining non-credit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2020 over the remaining estimated life of the loans. Also, in accordance with the CECL Standard, we did not reassess whether modifications to individual acquired financial assets were troubled debt restructurings (“TDRs”) as of the date of adoption.

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

An investment security is placed on non-accrual status when management concludes it will not receive all principal and interest in a timely fashion in accordance with the terms of the security. Interest accrued but not received for a security placed on non-accrual is reversed against interest income. At June 30, 2020 and December 31, 2019, there were no securities placed on non-accrual.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

ACL - HTM securities: HTM securities include residential mortgage-backed securities issued by government agencies, federal agency securities, corporate securities, state and municipal securities and other securities. We estimate expected credit losses on HTM securities individually using a discounted cash flow methodology. Our expected loss model estimates the probability of default and loss given default based on the security rating, historical loss rates by security ratings, whether the issuer continues to make timely principal and interest payments in accordance with the contractual terms of the security, and reasonable and supportable forecasts. For unrated state and municipal securities, we perform an internal credit evaluation and assign a rating to the security for ACL - HTM securities modeling purposes. The loss given default is estimated by security, and the aggregate amount results in the estimated ACL - HTM securities balance. Included in state and municipal securities at June 30, 2020 were non-rated securities of $108.4 million, which consisted mainly of short-term general obligation securities and bond anticipation notes and tax anticipation notes issued by jurisdictions in New York state.

At June 30, 2020 and December 31, 2019, all of our residential mortgage-backed and federal agency securities were issued by U.S. government entities or agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by a nationally recognized statistical rating organization and have had no historical credit defaults. We expect these securities are fully collectible, as these securities are backed by the full faith and credit of, or directly guaranteed by, the U.S. Government. Accordingly, we established no ACL for such securities.

Accrued interest receivable on HTM investment securities totaled $16.5 million at both June 30, 2020 and December 31, 2019, and is excluded from the estimate of ACL. Accrued interest receivable on HTM investment securities is included in accrued interest receivable on the consolidated balance sheets.

ACL - on investment securities classified as AFS: For AFS investment securities which are in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell, the security before recovery of the amortized cost basis. If either of the criteria is met, the amortized cost basis of the security is written down to fair value through income. For AFS investment securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from an actual or estimated credit loss event or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, changes to the rating of the security, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss is likely, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, an ACL is recorded for the estimated credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income.

Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectibility of an AFS security has been confirmed or if either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on AFS investment securities totaled $12.1 million and $12.8 million at June 30, 2020 and December 31, 2019, respectively, and is excluded from the estimate of credit losses. Accrued interest receivable on AFS investment securities is included in accrued interest receivable on the consolidated balance sheets.

Portfolio loans: Portfolio loans are loans we have the intent and ability to hold for the foreseeable future, or until maturity or payoff, and are reported at amortized cost. The amortized cost is the principal balance outstanding, net of purchase premiums and discounts, including purchase accounting adjustments from prior merger transactions, deferred loan fees and costs. Accrued interest receivable on portfolio loans totaled $72.7 million and $71.0 million at June 30, 2020 and December 31, 2019, respectively, and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. For portfolio loans with a term of one year or more, loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Generally, interest income is discontinued on portfolio loans and loans are placed on non-accrual status at the earlier of: (i) when we determine the borrower may likely be unable to meet contractual principal or interest obligations; or (ii) when the loan is 90 days delinquent unless the loan is well secured and in process of collection. Consumer loans are generally charged-off no later than 120 days past due unless the loan is in the process of collection. For other portfolio loans, when we conclude the collateral and/or debt service capacity of the borrower are insufficient to repay the loan, we charge-off the amount that is deemed uncollectible. Past due status is based on the contractual terms of the loan.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
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

PCD Loans: We have acquired loans through direct purchase and, more often, in merger transactions, some of which have experienced more than an insignificant credit deterioration since origination. Criteria we consider to determine whether a loan should be designated PCD includes, but is not limited to, the following: (i) loans delinquent over 60 days as of the date of acquisition; (ii) loans downgraded and rated special mention or worse as of the date of acquisition; (iii) loans on non-accrual; and (iv) loans deemed collateral dependent as of the date of acquisition. PCD loans are recorded at the purchase price paid. An ACL is determined using the same methodology as for other portfolio loans and the sum of the purchase price and ACL represents the initial amortized cost basis of the loan. The difference between the initial amortized cost basis and the par value of the loan represents either a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL are recorded through provision expense. The only loans classified as PCD as of June 30, 2020 are loans that were formerly classified as PCI loans under the incurred loss model at adoption of the CECL Standard.

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

We estimate the balance of the ACL - loans using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The methodologies for estimating the ACL - loans apply historical loss information, adjusted for current loan-specific risk characteristics such as differences in underwriting standards, portfolio composition, delinquency levels, loan terms, changes in environmental conditions such as changes in GDP, unemployment rates, credit spreads, property values, and other relevant factors, that are reasonable and supportable, to the identified financial assets for which the historical loss experience was observed. Our methodologies revert back to historical loss information at the individual macro variable level, which begins in two to three years and converges to its long-run equilibrium, when we can no longer develop reasonable and supportable forecasts.

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

Portfolio segment	ACL Methodology	Risk characteristics	Portfolio composition
Traditional Commercial and Industrial	Loss rate	Actual cash flow varies from amounts estimated, changes in collateral value, business not successful	Various types of secured and unsecured traditional C&I loans to small and medium-sized businesses in our market area, including loans collateralized by assets, such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and other business assets.
Asset-based lending (“ABL”)	Loss rate	Actual cash flow varies from amounts estimated, borrower unable to collect accounts receivable or convert inventory, uncertain value of collateral	Loans to mid-size businesses on a national basis. ABL loans are secured with a blanket lien on all business assets and will include direct control and supervision of accounts receivable, inventory, machinery and equipment and real estate collateral.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

Portfolio segment	ACL Methodology	Risk characteristics	Portfolio composition
Payroll finance	Loss rate	Inability to collect on accounts receivable, delays in accounts receivable turnover	Financing and business process outsourcing, including full back-office, technology and tax accounting services, to independently-owned temporary staffing companies nationwide. Loans typically are structured as an advance used by our clients to fund their employee payroll and are outstanding on average for 40 to 45 days.
Warehouse lending	No historical losses, qualitative overlay	Inability to sell underlying mortgage loan collateral into the secondary market	Residential mortgage warehouse funding facilities to non-bank mortgage companies. These loans consist of a line of credit used as temporary financing during the period between the closing of a mortgage loan until its sale into the secondary market, which on average occurs 20 days of the original loan closing.
Factored receivables	Loss rate	Inability to collect on accounts receivable, delays in accounts receivable turnover	The purchase of a client’s accounts receivable is traditionally known as “factoring” and results in payment by the client of a factoring fee, which is generally a percentage of the factored receivables or sales volume, which is designed to compensate the Bank for the bookkeeping and collection services provided and, if applicable, its credit review of the client’s customer and assumption of customer credit risk.
Equipment financing	Loss rate	Actual cash flow varies from amounts estimated, changes in collateral value	Equipment financing loans are offered through direct lending programs, third-party sources and vendor programs nationally. Our equipment finance lending mainly includes full payout term loans and secured loans for various types of business equipment.
Public sector finance	DCF	Municipal tax / revenue receipts insufficient to service debt; loss of access to capital markets	Loans to state, municipal and local government entities nationally. Loans are either secured by equipment, or are obligations that are backed by the ability to levy taxes, either generally or associated with a specific project.
Commercial real estate/ multi-family (“CRE”)	PD/LGD for non-owner occupied and loss rate for owner occupied	Actual cash flow varies from amounts estimated, changes in collateral value	CRE loans secured mainly by first liens on properties, including retail properties, office buildings, nursing homes, hotels, motels or restaurants, warehouses, schools and industrial complexes. To a lesser extent, we originate CRE loans for recreation, medical use, land, gas stations, not for profit and other categories. These loans are generally secured by properties located in our primary market area.
Acquisition, development and construction	PD/LGD	Construction costs are greater than anticipated, changes in estimated collateral value, project completion	Construction loans are made in accordance with a schedule reflecting the cost of construction. Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers, except in cases of owner occupied construction loans. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. We provide permanent mortgage financing on most of our construction loans on income-producing property.
Residential mortgage and home equity lines of credit	PD/LGD	Product type, conforming vs. non-conforming, interest only, converted interest only, amortizing, FICO score, LTV	Residential mortgage conforming and non-conforming, fixed-rate and adjustable rate mortgage (“ARM”) loans with maturities up to 30 years. Also includes home equity lines of credit.
Other consumer loans	8 quarter historical loss	FICO, LTV, product type	Other consumer loans consist of loans for personal use.

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

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
life of the asset. Our loss model generates cash flow projections at the loan level based on reasonable and supportable projections, from which we estimate payment collections adjusted for curtailments, recovery time, probability of default and loss given default.

Under the probability of default and loss given default method, expected credit losses are calculated by multiplying the probability that the asset will default within a given time frame (“PD”) by the percentage of the asset that is not expected to be collected due to default (“LGD”), and multiplying this factor by the amortized cost of the asset at the balance sheet date. The PD and LGD are calculated based on third party historical information of loan performance, real estate prices and other factors, adjusted for current conditions and reasonable and supportable forecasts.

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

(2) Acquisitions

Equipment finance loan and lease portfolio and origination platform acquired from Santander Bank (“Santander”)
On November 29, 2019, the Bank acquired an equipment finance loan and lease portfolio consisting of equipment finance loans, sales-type leases and operating leases from Santander (the “Santander Portfolio Acquisition”). In addition, the Bank obtained relationship management and business development personnel who will continue to manage the acquired loan and lease portfolio and originate new loans and leases. The total consideration paid in cash at closing was $846.1 million. We acquired $764.0 million of equipment finance loans and leases (classified as portfolio loans on the consolidated balance sheet), and $74.8 million of operating leases (classified as other assets on the consolidated balance sheet). The fair value of these loans and leases was $820.1 million at the time of acquisition. The Bank paid a premium of 0.75% on the unpaid principal balance of the loans or $6.3 million. The transaction was accounted for as a business combination. We recorded a $5.1 million restructuring charge consisting mainly of severance, retention, systems integration expense and facilities consolidation, which is included in charge for asset write-downs, retention and severance on the consolidated income statement. The acquired loans and origination platform have been fully integrated into our equipment finance business.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

Commercial loan portfolio and origination platform acquired from Woodforest National Bank (“Woodforest”)
On February 28, 2019, the Bank acquired a commercial loan portfolio consisting of equipment finance loans and leases and asset-based lending loans from Woodforest (the “Woodforest Acquisition”). In addition, the Bank obtained sales and relationship management and business development personnel based in Novi, Michigan, who will continue to originate new loans and leases. The total consideration paid in cash at closing was $515.7 million. We acquired $166.1 million of equipment finance loans, and $331.8 million of asset-based lending loans, which are mainly variable rate loans. The fair value of these loans and leases was $471.9 million at the time of acquisition. The Bank paid a premium of 3.75% on the unpaid principal balance of the loans or $18.7 million. The transaction was accounted for as a business combination. We recorded a $3.3 million restructuring charge consisting mainly of severance, retention, systems integration expense and facilities consolidation, which is included in charge for asset write-downs, retention and severance on the consolidated income statements. The acquired loans and origination platform have been fully integrated into our asset-based lending and equipment finance business lines.

(3) Securities

The following table summarizes the amortized cost, fair value, and ACL related to HTM securities, the amortized cost and fair value related to AFS securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income and gross unrecognized gains and losses at June 30, 2020. The terms “MBS” refers to mortgage-backed securities and the term “CMOs” refers to collateralized mortgage obligations. Both of these terms are further defined in Note 16. “Fair Value Measurements”:

	June 30, 2020
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value	Allowance for credit losses
Residential MBS:
Agency-backed	$1,086,303	$55,323	$(23)	$1,141,603	$144,861	$6,079	$—	$150,940	$—
CMOs/Other MBS	439,718	24,843	—	464,561	—	—	—	—	—
Total residential MBS	1,526,021	80,166	(23)	1,606,164	144,861	6,079	—	150,940	—
Other securities:
Federal agencies	140,072	6,845	—	146,917	59,600	1,400	—	61,000	—
Corporate	451,406	20,218	(2,230)	469,394	19,878	111	(48)	19,941	70
State and municipal	381,318	17,109	(278)	398,149	1,690,365	100,177	(721)	1,789,821	2,384
Other	—	—	—	—	12,750	—	(119)	12,631	45
Total other securities	972,796	44,172	(2,508)	1,014,460	1,782,593	101,688	(888)	1,883,393	2,499
Total securities	$2,498,817	$124,338	$(2,531)	$2,620,624	$1,927,454	$107,767	$(888)	$2,034,333	$2,499

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

A summary of amortized cost and estimated fair value of securities as of December 31, 2019 is presented below:

	December 31, 2019
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Residential MBS:
Agency-backed	$1,595,766	$20,385	$(1,032)	$1,615,119	$168,743	$1,827	$(75)	$170,495
CMOs/Other MBS	508,217	4,104	(44)	512,277	—	—	—	—
Total residential MBS	2,103,983	24,489	(1,076)	2,127,396	168,743	1,827	(75)	170,495
Other securities:
Federal agencies	196,809	4,582	(253)	201,138	59,475	822	—	60,297
Corporate	307,050	13,917	(45)	320,922	19,904	415	—	20,319
State and municipal	435,213	11,321	(342)	446,192	1,718,789	70,530	(134)	1,789,185
Other	—	—	—	—	12,750	147	(2)	12,895
Total other securities	939,072	29,820	(640)	968,252	1,810,918	71,914	(136)	1,882,696
Total securities	$3,043,055	$54,309	$(1,716)	$3,095,648	$1,979,661	$73,741	$(211)	$2,053,191

The amortized cost and estimated fair value of securities at June 30, 2020 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential MBS are shown separately since they are not due at a single maturity date.

	June 30, 2020
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Remaining period to contractual maturity:
One year or less	$2,100	$2,104	$47,649	$48,022
One to five years	181,136	191,001	75,121	77,499
Five to ten years	495,508	513,517	360,210	383,498
Greater than ten years	294,052	307,838	1,299,613	1,374,374
Total securities with a stated maturity date	972,796	1,014,460	1,782,593	1,883,393
Residential MBS	1,526,021	1,606,164	144,861	150,940
Total securities	$2,498,817	$2,620,624	$1,927,454	$2,034,333

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
Sales and calls of securities for the periods indicated below were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Available for sale:
Proceeds from sales	$52,470	$—	$459,994	$738,751
Gross realized gains	485	—	8,964	4,355
Gross realized losses	—	(528)	(68)	(18,067)
Income tax expense (benefit) on realized net gains / (losses)	61	(111)	112	(2,880)
Proceeds from calls	$—	$—	$139,777	$—
Gross realized gains	—	—	4,909	—
Gross realized (losses)	—	—	(29)	—
Income tax expense on realized net gains	—	—	610	—

We adopted ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities,” as of January 1, 2019, which allowed us to reclassify a debt security from HTM to AFS if the debt security is eligible to be hedged under the last-of-layer method in accordance with ASU 2017-12. Generally, this included debt securities that are pre-payable, including MBS, and debt securities that are callable by the issuer, which are applicable to many of our state and municipal debt securities. We transferred HTM securities with a book value of $720.4 million and a fair value of $708.6 million at December 31, 2018 to AFS effective January 1, 2019. In the first quarter of 2019, we sold securities with a book value of $751.9 million to raise liquidity for the Woodforest Acquisition, and to reduce lower yielding securities as a percentage of total assets.

At June 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity, other than the U.S. federal government and its agencies.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
The following table summarizes AFS securities with unrealized losses, in an unrealized loss position for which an ACL has not been recorded at June 30, 2020 and December 31, 2019 aggregated by major security type and length of time in a continuous unrealized loss position:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS
June 30, 2020
Residential MBS:
Agency-backed	$3,148	$(2)	$2,028	$(21)	$5,176	$(23)
Other securities:
Corporate	135,398	(2,188)	1,990	(42)	137,388	(2,230)
State and municipal	5,584	(48)	14,492	(230)	20,076	(278)
Total other securities	140,982	(2,236)	16,482	(272)	157,464	(2,508)
Total securities	$144,130	$(2,238)	$18,510	$(293)	$162,640	$(2,531)
December 31, 2019
Residential MBS:
Agency-backed	$98,350	$(317)	$108,052	$(715)	$206,402	$(1,032)
CMOs/Other MBS	—	—	5,916	(44)	5,916	(44)
Total residential MBS	98,350	(317)	113,968	(759)	212,318	(1,076)
Other securities:
Federal agencies	39,573	(253)	—	—	39,573	(253)
Corporate	—	—	12,006	(45)	12,006	(45)
State and municipal	12,795	(94)	14,651	(248)	27,446	(342)
Total other securities	52,368	(347)	26,657	(293)	79,025	(640)
Total securities	$150,718	$(664)	$140,625	$(1,052)	$291,343	$(1,716)

The adoption of CECL did not have an impact on our accounting for AFS securities. We regularly review AFS securities for impairment resulting from credit losses using both qualitative and quantitative criteria based on the composition of the portfolio at each reporting period. Unrealized losses on corporate and state and municipal securities have not been recognized into income because the issuers are of high credit quality, and we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. The fair value is expected to recover as the securities approach maturity.

At June 30, 2020, a total of 40 AFS securities were in a continuous unrealized loss position for less than 12 months and 76 AFS securities were in a continuous unrealized loss position for 12 months or longer.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
The following table summarizes securities HTM with unrecognized losses, segregated by the length of time in a continuous unrecognized loss position for the periods presented below:

	Continuous unrecognized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
HTM
June 30, 2020
Other securities:
Corporate	$9,952	$(48)	$—	$—	$9,952	$(48)
State and municipal	25,681	(618)	7,159	(103)	32,840	(721)
Other	7,631	(119)	—	—	7,631	(119)
Total securities	$43,264	$(785)	$7,159	$(103)	$50,423	$(888)
December 31, 2019
Residential MBS:
Agency-backed	$39,732	$(69)	$1,598	$(6)	$41,330	$(75)
Other securities:
State and municipal	177	(2)	8,258	(132)	8,435	(134)
Other	9,998	(2)	—	—	9,998	(2)
Total other securities	10,175	(4)	8,258	(132)	18,433	(136)
Total securities	$49,907	$(73)	$9,856	$(138)	$59,763	$(211)

The following table presents the activity in the ACL - HTM securities by type of security for the six month period ended June 30, 2020:

	Type of security
	Corporate and Other	State and municipal
ACL - HTM:
Balance at December 31, 2019	$—	$—
Impact of adoption on January 1, 2020	108	688
Provision for credit loss expense recorded in the six months ended June 30, 2020	7	1,696
Total ACL - HTM at June 30, 2020	$115	$2,384

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

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
Credit Quality Indicators
We monitor the credit quality of HTM investment securities through the use of credit ratings, internal reviews and analysis of financial information and other data, and external reviews from a third-party vendor. We monitor credit quality indicators at least quarterly, and all credit ratings were updated and reviewed as of June 30, 2020. At June 30, 2020, a total of seven HTM securities were in a continuous unrealized loss position for less than 12 months and 41 HTM securities were in a continuous unrealized loss position for 12 months or longer. The following table summarizes the amortized cost of HTM securities at June 30, 2020 aggregated by credit quality indicator:

Credit Rating:	Corporate and other	State and municipal
AAA	$—	$754,049
AA	12,750	711,365
A	—	116,594
Non-rated	19,878	108,357
Total	$32,628	$1,690,365

The majority of state and municipal securities had a rating of A or greater at June 30, 2020. State and municipal securities consist mainly of securities issued by jurisdictions located in the state of New York and securities issued by other states. The non-rated state and municipal securities consist of general obligation securities and short-term bond anticipation notes and tax anticipation notes issued by municipalities in the state of New York.

A security is considered to be delinquent once it is 30 days past due under the terms of the agreement. There were no past due securities and there were no securities on non-accrual at June 30, 2020.

Securities pledged for borrowings at the FHLB and other institutions, and securities pledged for municipal deposits and other purposes, were as follows for the periods presented below:

	June 30,	December 31,
	2020	2019
AFS securities pledged for borrowings, at fair value	$26,448	$22,678
AFS securities pledged for municipal deposits, at fair value	656,134	866,020
HTM securities pledged for borrowings, at amortized cost	—	483
HTM securities pledged for municipal deposits, at amortized cost	1,062,061	1,432,909
Total securities pledged	$1,744,643	$2,322,090

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
(4) Portfolio Loans

At and prior to December 31, 2019, portfolio loans were accounted for under the incurred loss model. On January 1, 2020, portfolio loans began to be accounted for under the expected loss model. Accordingly, some of the information presented below is not comparable from period to period. See Note 1. “Basis of Financial Statement Presentation and Summary of Significant Accounting Policies - (e) Accounting Principle Change” for additional information.

The composition of our total portfolio loans, which excludes loans held for sale, was the following for the periods presented below:

	June 30, 2020	December 31, 2019
Commercial:
Commercial & Industrial (“C&I”):
Traditional C&I	$3,361,655	$2,355,031
Asset-based lending	856,020	1,082,618
Payroll finance	124,354	226,866
Warehouse lending	1,567,186	1,330,884
Factored receivables	158,509	223,638
Equipment financing	1,699,805	1,800,564
Public sector finance	1,399,215	1,213,118
Total C&I	9,166,744	8,232,719
Commercial mortgage:
Commercial real estate (“CRE”)	5,817,958	5,418,648
Multi-family	4,584,939	4,876,870
Acquisition, development and construction (“ADC”)	572,558	467,331
Total commercial mortgage	10,975,455	10,762,849
Total commercial	20,142,199	18,995,568
Residential mortgage	1,938,212	2,210,112
Consumer	214,856	234,532
Total portfolio loans	22,295,267	21,440,212
Allowance for credit losses	(365,489)	(106,238)
Total portfolio loans, net	$21,929,778	$21,333,974

Portfolio loans are shown at amortized cost, which includes deferred fees, deferred costs and purchase accounting adjustments, which were $35.8 million at June 30, 2020 and $79.6 million at December 31, 2019. The balance of portfolio loans excludes accrued interest receivable.

Included in traditional C&I loans at June 30, 2020, were $649.4 million principal balance of loans originated under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program, the PPP. These loans are 100% guaranteed by the SBA and the full principal amount of the loan may qualify for forgiveness. The loans we originated have a maturity of two years, an interest rate of 1.00% and loan payments are deferred for the initial six months. The majority of these loans have been pledged as collateral on borrowings under the FRB Paycheck Protection Program Lending Facility. See Note 8. “Borrowings” for additional information.

At June 30, 2020 and December 31, 2019, the Bank pledged residential mortgage and CRE loans of $7.1 billion and $7.7 billion, respectively, to the FHLB as collateral for certain borrowing arrangements. See Note 8. “Borrowings”.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
Portfolio loans:
An analysis of the aging of portfolio loans, segregated by loan type as of June 30, 2020, is presented below:

	June 30, 2020
	Current	30-59 days past due	60-89 days past due	90+ days past due	Total
Traditional C&I	$3,336,821	$652	$1,993	$22,189	$3,361,655
Asset-based lending	856,020	—	—	—	856,020
Payroll finance	123,773	—	—	581	124,354
Warehouse lending	1,567,186	—	—	—	1,567,186
Factored receivables	152,189	—	—	6,320	158,509
Equipment financing	1,617,315	31,701	12,792	37,997	1,699,805
Public sector finance	1,399,215	—	—	—	1,399,215
CRE	5,790,496	2,736	8,392	16,334	5,817,958
Multi-family	4,571,630	6,450	2,422	4,437	4,584,939
ADC	542,124	—	—	30,434	572,558
Residential mortgage	1,864,055	14,521	5,581	54,055	1,938,212
Consumer	202,203	1,776	900	9,977	214,856
Total loans	$22,023,027	$57,836	$32,080	$182,324	$22,295,267
Total TDRs included above	$63,143	$723	$1,269	$10,669	$75,804
Non-performing loans:
Loans 90+ days past due and still accruing				$272
Non-accrual loans				260,333
Total non-performing loans				$260,605

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

The following table represents an analysis of the aging of portfolio loans, segregated by loan type as of December 31, 2019:

	December 31, 2019
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$2,324,737	$961	$2,075	$110	$27,148	$2,355,031
Asset-based lending	1,077,652	—	—	—	4,966	1,082,618
Payroll finance	217,470	—	—	—	9,396	226,866
Warehouse lending	1,330,884	—	—	—	—	1,330,884
Factored receivables	223,638	—	—	—	—	223,638
Equipment financing	1,739,772	15,678	12,064	—	33,050	1,800,564
Public sector finance	1,213,118	—	—	—	—	1,213,118
CRE	5,391,483	762	190	—	26,213	5,418,648
Multi-family	4,872,379	1,078	13	—	3,400	4,876,870
ADC	466,826	71	—	—	434	467,331
Residential mortgage	2,129,840	17,904	93	—	62,275	2,210,112
Consumer	220,372	1,988	3	—	12,169	234,532
Total loans	$21,208,171	$38,442	$14,438	$110	$179,051	$21,440,212
Total TDRs included above	$49,260	$547	$—	$—	$25,849	$75,656
Non-performing loans:
Loans 90+ days past due and still accruing					$110
Non-accrual loans					179,051
Total non-performing loans					$179,161

The following table presents the amortized cost basis of collateral-dependent loans by loan type and collateral as of June 30, 2020:

	Collateral type
	Real estate	Business assets	Equipment	Taxi medallions	Total
Traditional C&I	$450	$6,055	$3,920	$9,814	$20,239
Asset-based lending	—	27,829	—	—	27,829
Factored receivables	—	6,320	—	—	6,320
Equipment finance	—	—	11,846	—	11,846
CRE	42,831	—	—	—	42,831
Multi-family	11,318	—	—	—	11,318
ADC	30,434	—	—	—	30,434
Residential mortgage	7,318	—	—	—	7,318
Consumer	1,910	—	—	—	1,910
Total	$94,261	$40,204	$15,766	$9,814	$160,045

There were no warehouse lending, payroll finance, or public sector finance loans that were collateral-dependent at June 30, 2020. Collateral-dependent loans include all loans that were TDRs at June 30, 2020. In the table above, $130.4 million of the total loans were on non-accrual at June 30, 2020. Business assets that secure traditional C&I and asset-based lending loans generally include accounts receivable, inventory, machinery and equipment.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
The following table provides additional information on our non-accrual loans and loans 90 days past due at June 30, 2020:

	June 30, 2020
	Total Non-accrual Loans	Non-accrual loans with no ACL	Loans 90 days or more past due still accruing interest
Traditional C&I	$27,962	$19,789	$—
Asset-based lending	23,188	18,463	—
Payroll finance	882	—	—
Factored receivables	6,320	—	—
Equipment financing	53,083	11,845	—
CRE	37,394	25,149	—
Multi-family	9,884	3,529	—
ADC	30,434	30,434	—
Residential mortgage	60,308	6,463	272
Consumer	10,878	1,097	—
Total	$260,333	$116,769	$272

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

At June 30, 2020 and December 31, 2019, the recorded investment of residential mortgage loans that were in the process of foreclosure was $38.2 million and $38.0 million, respectively, which is included in non-accrual residential mortgage loans above.

The following table provides information on accrued interest receivable that was reversed against interest income for the three and six months ended June 30, 2020:

	Interest reversed
	For the three months ended	For the six months ended
	June 30, 2020	June 30, 2020
Traditional C&I	$42	$49
Asset-based lending	—	67
CRE	142	288
Multi-family	84	111
ADC	—	297
Residential mortgage	99	179
Consumer	—	7
Total interest reversed	$367	$998

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

The following table sets forth loans evaluated for impairment by segment and the allowance for loan losses evaluated by segment at December 31, 2019:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Traditional C&I	$29,838	$2,320,256	$4,937	$2,355,031	$—	$15,951	$15,951
Asset-based lending	4,684	1,064,275	13,659	1,082,618	—	14,272	14,272
Payroll finance	9,396	217,470	—	226,866	—	2,064	2,064
Warehouse lending	—	1,330,884	—	1,330,884	—	917	917
Factored receivables	—	223,638	—	223,638	—	654	654
Equipment financing	4,971	1,794,036	1,557	1,800,564	—	16,723	16,723
Public sector finance	—	1,213,118	—	1,213,118	—	1,967	1,967
CRE	39,882	5,358,023	20,743	5,418,648	—	27,965	27,965
Multi-family	11,159	4,860,246	5,465	4,876,870	—	11,440	11,440
ADC	—	467,331	—	467,331	—	4,732	4,732
Residential mortgage	6,364	2,140,650	63,098	2,210,112	—	7,598	7,598
Consumer	2,731	224,986	6,815	234,532	—	1,955	1,955
Total portfolio loans	$109,025	$21,214,913	$116,274	$21,440,212	$—	$106,238	$106,238

The following table presents loans individually evaluated for impairment, excluding PCI loans, by segment of loans at December 31, 2019:

	December 31, 2019
	Unpaid principal balance	Recorded investment
Loans with no related allowance recorded:
Traditional C&I	$39,595	$29,838
Asset-based lending	16,181	4,684
Payroll finance	9,396	9,396
Equipment financing	6,409	4,971
CRE	44,526	39,882
Multi-family	11,491	11,159
Residential mortgage	7,728	6,364
Consumer	2,928	2,731
Total	$138,254	$109,025

Our policy generally requires a charge-off of the difference between the present value of the cash flows or the net value of the collateral securing the loan and our recorded investment. As a result, there were no impaired loans with an allowance recorded at December 31, 2019.

Short-term Loan Deferrals
Under the CARES Act, financial institutions are permitted to not classify loan modifications that were related to the impact of COVID-19 if:

•The modifications were made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the public health emergency, and

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

•The underlying loans were not more than 30 days past due as of December 31, 2019.

We implemented a loan modification program in accordance with the CARES Act to provide temporary relief to borrowers that meet the requirements. The program allows for deferral of payments for up to 90 days, which we may extend for an additional 90 days at our option. The deferred payments and accrued interest during the deferral period are due and payable on or before the maturity of the loan. At June 30, 2020, we granted temporary deferrals on 2,567 loans with an outstanding balance of $1.7 billion. There is $7.8 million of accrued interest associated with these loans. Under the provisions of the CARES Act, none of these loans were considered a troubled debt restructuring (“TDR”) at June 30, 2020. The table below reflects the balance of deferrals by portfolio:

				Non-pass rated loans
	Loan balance outstanding	Deferral of principal and interest	%	Special mention	Substandard
Commercial
C&I:
Traditional C&I	$3,361,655	$212,878	6.3%	$129	$9,589
Asset-based lending	856,020	—	—	—	—
Payroll finance	124,354	295	0.2	—	—
Warehouse lending	1,567,186	—	—	—	—
Factored receivables	158,509	—	—	—	—
Equipment finance	1,699,805	236,207	13.9	10,820	7,203
Public sector finance	1,399,215	—	—	—	—
Total C&I	9,166,744	449,380	4.9	10,949	16,792
Commercial mortgage:
Commercial real estate	5,817,958	749,318	12.9	3,575	29,792
Multi-family	4,584,939	197,758	4.3	7,789	122
ADC	572,558	17,353	3.0	—	—
Total commercial mortgage	10,975,455	964,429	8.8	11,364	29,914
Total commercial	20,142,199	1,413,809	7.0	22,313	46,706
Residential	1,938,212	293,389	15.1	—	8,609
Consumer	214,856	19,320	9.0	—	671
Total Portfolio loans	$22,295,267	$1,726,518	7.7%	$22,313	$55,986

TDRs
At June 30, 2020 and December 31, 2019, TDRs were $75.8 million and $75.7 million, respectively. ACL - loans of $1.9 million at June 30, 2020 and an allowance for loan losses of $2.3 million at December 31, 2019 were related to TDRs. We did not have any outstanding commitments to lend additional amounts to customers with loans classified as TDRs as of June 30, 2020 or December 31, 2019.
The modification of the terms of loans that were subject to a TDR in the six months ended June 30, 2020 and June 30, 2019 consisted mainly of an extension of loan maturity date, converting a loan to interest only for a defined period of time, deferral of interest payments, waiver of certain covenants, or reducing collateral requirements or interest rates.
The following table presents loans by segment modified as TDRs that occurred during the first six months of 2020 and 2019:

	June 30, 2020			June 30, 2019
		Recorded investment			Recorded investment
	Number	Pre- modification	Post- modification	Number	Pre- modification	Post- modification
Traditional C&I	—	$—	$—	1	$5,026	$5,026
Asset-based lending	2	10,553	9,822	—	—	—
Equipment financing	—	—	—	5	2,806	2,806
Residential mortgage	—	—	—	3	1,274	1,274
Total TDRs	2	$10,553	$9,822	9	$9,106	$9,106

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

During the six months ended June 30, 2020, there were two equipment finance loans, two CRE loans, two residential mortgage loans and two consumer loans that were designated as a TDR that experienced payment defaults within the twelve months following the modification, which totaled $16.9 million. During the six months ended June 30, 2019, except for certain TDRs that are included in non-accrual loans, there were no TDRs that experienced a payment default within the twelve months following a modification. A payment default is defined as missing three consecutive monthly payments or being over 90 days past due on a scheduled payment. TDRs are formal loan modifications which consist mainly of an extension of the loan maturity date, converting a loan to interest only for some defined period of time, deferral of interest payments, waiver of certain covenants, or reducing collateral requirements or interest rates. TDRs during the periods presented above did not significantly impact the determination of the ACL - loans.

TDRs that subsequently defaulted described above increased the ACL by $3.9 million and resulted in charge-offs of $4.3 million during the six months ended June 30, 2020. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

(5) Allowance for Credit Losses - Loans

Activity in our ACL - loans for the three months ended June 30, 2020 is summarized in the table below:

	For the three months ended June 30, 2020
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision / (credit)	Ending balance
Traditional C&I	$35,289	$(3,988)	$116	$(3,872)	$13,097	$44,514
Asset-based lending	26,490	(1,500)	—	(1,500)	5,863	30,853
Payroll finance	3,730	(560)	1	(559)	(1,240)	1,931
Warehouse lending	289	—	—	—	379	668
Factored receivables	9,194	(3,731)	1	(3,730)	5,122	10,586
Equipment financing	60,028	(7,863)	387	(7,476)	25,620	78,172
Public sector finance	1,929	—	—	—	1,836	3,765
CRE	97,586	(11)	584	573	746	98,905
Multi-family	49,097	(154)	1	(153)	(12,292)	36,652
ADC	15,204	(1)	—	(1)	2,992	18,195
Residential mortgage	23,090	(702)	—	(702)	11,567	33,955
Consumer	4,518	(172)	31	(141)	2,916	7,293
Total ACL - loans	$326,444	$(18,682)	$1,121	$(17,561)	$56,606	$365,489
Annualized net charge-offs to average loans outstanding:						0.32%

The table below presents the allowance for loan losses roll forward for the three months ended June 30, 2019 under the former incurred loss methodology.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

	For the three months ended June 30, 2019
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision / (credit)	Ending balance
Traditional C&I	$17,936	$(754)	$445	$(309)	$22	$17,649
Asset-based lending	8,573	(3,551)	—	(3,551)	6,883	11,905
Payroll finance	2,100	(84)	3	(81)	(628)	1,391
Warehouse lending	693	—	—	—	150	843
Factored receivables	1,092	(27)	4	(23)	88	1,157
Equipment financing	14,326	(1,335)	79	(1,256)	1,214	14,284
Public sector finance	1,134	—	—	—	460	1,594
CRE	33,087	(238)	649	411	1,348	34,846
Multi-family	8,659	—	6	6	695	9,360
ADC	1,912	—	—	—	360	2,272
Residential mortgage	6,925	(689)	1	(688)	872	7,109
Consumer	2,523	(467)	162	(305)	36	2,254
Total allowance for loan losses	$98,960	$(7,145)	$1,349	$(5,796)	$11,500	$104,664
Annualized net charge-offs to average loans outstanding:						0.12%

The table below presents the allowance for credit losses roll forward for the six months ended June 30, 2020. The CECL Day 1 column presents adjustments recorded through retained earnings to adopt the CECL standard and the increase to ACL - loans associated with purchase accounting marks on loans that were classified as PCI at December 31, 2019.

	For the six months ended June 30, 2020
	Beginning balance	CECL Day 1	Charge-offs	Recoveries	Net charge-offs	Provision/ (credit)	Ending balance
Traditional C&I	$15,951	$5,325	$(4,286)	$591	$(3,695)	$26,933	$44,514
Asset-based lending	14,272	11,973	(2,485)	—	(2,485)	7,093	30,853
Payroll finance	2,064	1,334	(560)	10	(550)	(917)	1,931
Warehouse lending	917	(362)	—	—	—	113	668
Factored receivables	654	795	(3,738)	5	(3,733)	12,870	10,586
Equipment financing	16,723	33,000	(12,656)	1,492	(11,164)	39,613	78,172
Public sector finance	1,967	(766)	—	—	—	2,564	3,765
CRE	27,965	8,037	(1,286)	644	(642)	63,545	98,905
Multi-family	11,440	14,906	(154)	1	(153)	10,459	36,652
ADC	4,732	(119)	(4)	105	101	13,481	18,195
Residential mortgage	7,598	14,104	(1,774)	—	(1,774)	14,027	33,955
Consumer	1,955	2,357	(1,577)	1,156	(421)	3,402	7,293
Total ACL - loans	$106,238	$90,584	$(28,520)	$4,004	$(24,516)	$193,183	$365,489
Annualized net charge-offs to average loans outstanding:							0.24%

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
On January 1, 2020, we adopted CECL, which replaced the incurred loss method we used in prior periods for determining the provision for credit losses and the ACL. Under CECL, we record at the inception of the loan an expected loss of all cash flows we do not expect to collect over the life of the loan. The adoption of CECL resulted in an increase in our ACL of $90.6 million, which did not impact our consolidated income statement. We recorded provision for credit losses of $193.2 million for the six months ended June 30, 2020.

The table below presents the allowance for loan losses roll forward for the six months ended June 30, 2019 under the former incurred loss methodology.

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

Credit Quality Indicators
As part of the ongoing monitoring of the credit quality of our loan portfolio, management tracks certain credit quality indicators, including trends related to: (i) the weighted-average risk grade of commercial loans; (ii) the level of classified commercial loans; (iii) the delinquency status of residential mortgage and consumer loans, including home equity lines of credit (“HELOC”) and other consumer loans; (iv) net charge-offs; (v) non-performing loans (see details above); and (vi) the general economic conditions in the greater New York metropolitan region. We analyze loans individually by classifying the loans by credit risk, except residential mortgage loans, HELOC and other consumer loans, which are evaluated on a homogeneous pool basis unless the loan balance is greater than $750 thousand. This analysis is performed at least quarterly on all graded 7-Special Mention and lower loans. We use the following definitions of risk ratings:

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

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

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

Loans that are risk-rated 1 through 6 as defined above are considered to be pass-rated loans. As of June 30, 2020 and December 31, 2019, the risk category of non-pass rated loans by segment was as follows:

	June 30, 2020		December 31, 2019
	Special Mention	Substandard	Special Mention	Substandard
Traditional C&I	$4,185	$40,007	$8,403	$39,470
Asset-based lending	46,437	77,519	78,445	24,508
Payroll finance	124	882	437	17,156
Factored receivables	—	6,492	—	—
Equipment financing	16,543	77,127	25,897	42,503
CRE	54,050	87,931	26,363	79,992
Multi-family	17,576	23,680	18,463	16,247
ADC	1,855	30,434	1,855	505
Residential mortgage	993	60,866	93	62,771
Consumer	42	10,979	20	12,276
Total	$141,805	$415,917	$159,976	$295,428

At June 30, 2020 and December 31, 2019, there were no loans rated doubtful or loss.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purposes of the table below. At June 30, 2020, our loans based on year of origination and risk designation is as follows:

	Term loans amortized cost basis by origination year							Revolving loans converted to term
	2020	2019	2018	2017	2016	Prior	Revolving loans		Total
Traditional C&I
Pass	$791,022	$357,254	$339,243	$164,754	$96,846	$139,804	$1,428,540	$—	$3,317,463
Special mention	—	549	325	1,958	54	359	940	—	4,185
Substandard	1	2,082	6,470	4,468	—	11,229	15,757	—	40,007
Total traditional C&I	791,023	359,885	346,038	171,180	96,900	151,392	1,445,237	—	3,361,655
Asset-Based Loans
Pass	9,488	6,728	4,076	36,756	43,478	17,862	613,676	—	732,064
Special mention	8,500	509	103	—	—	—	37,325	—	46,437
Substandard	—	—	—	—	1,361	2,817	73,341	—	77,519
Total asset-based lending	17,988	7,237	4,179	36,756	44,839	20,679	724,342	—	856,020
Payroll Finance
Pass	—	—	12,802	—	—	—	110,546	—	123,348
Special mention	—	—	—	—	—	—	124	—	124
Substandard	—	—	—	—	—	—	882	—	882
Total payroll finance	—	—	12,802	—	—	—	111,552	—	124,354
Warehouse Lending
Pass	79,326	82,945	210,143	126,595	550,196	517,981	—	—	1,567,186
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total warehouse lending	79,326	82,945	210,143	126,595	550,196	517,981	—	—	1,567,186
Factored Receivables
Pass	—	—	—	—	—	—	152,017	—	152,017
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	6,492	—	6,492
Total factored receivables	—	—	—	—	—	—	158,509	—	158,509
Equipment Financing
Pass	281,836	652,159	331,923	170,821	104,970	64,426	—	—	1,606,135
Special mention	—	3,692	4,598	6,054	812	1,387	—	—	16,543

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

Substandard	—	29,091	20,729	16,044	6,004	5,259	—	—	77,127
Total equipment financing	281,836	684,942	357,250	192,919	111,786	71,072	—	—	1,699,805
Public Sector Finance
Pass	209,698	415,841	216,708	293,257	190,463	73,248	—	—	1,399,215
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total public sector finance	209,698	415,841	216,708	293,257	190,463	73,248	—	—	1,399,215
CRE
Pass	678,622	1,418,239	1,030,051	584,824	624,060	1,340,181	—	—	5,675,977
Special mention	12,511	1,978	235	6,233	—	33,093	—	—	54,050
Substandard	—	12,795	119	2,541	5,352	67,124	—	—	87,931
Total CRE	691,133	1,433,012	1,030,405	593,598	629,412	1,440,398	—	—	5,817,958
Multi-family
Pass	209,599	748,377	443,927	668,214	684,963	1,712,543	76,060	—	4,543,683
Special mention	—	—	—	—	—	17,576	—	—	17,576
Substandard	—	—	—	—	1,392	22,288	—	—	23,680
Total multi-family	209,599	748,377	443,927	668,214	686,355	1,752,407	76,060	—	4,584,939
ADC
Pass	97,404	201,566	124,599	68,402	27,054	21,244	—	—	540,269
Special mention	—	—	—	1,855	—	—	—	—	1,855
Substandard	—	—	—	30,000	—	434	—	—	30,434
Total ADC	97,404	201,566	124,599	100,257	27,054	21,678	—	—	572,558
Residential
Pass	2,749	13,183	55,398	54,196	134,572	1,616,255	—	—	1,876,353
Special mention	—	—	—	—	—	993	—	—	993
Substandard	—	—	—	—	401	60,465	—	—	60,866
Total residential	2,749	13,183	55,398	54,196	134,973	1,677,713	—	—	1,938,212
Consumer
Pass	61	457	586	491	206	6,132	124,058	71,844	203,835
Special mention	—	—	—	—	—	—	42	—	42
Substandard	—	—	—	—	—	404	3,138	7,437	10,979
Total consumer	61	457	586	491	206	6,536	127,238	79,281	214,856
Total Loans	$2,380,817	$3,947,445	$2,802,035	$2,237,463	$2,472,184	$5,733,104	$2,642,938	$79,281	$22,295,267

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
(6) Goodwill and Other Intangible Assets

The balance of goodwill and other intangible assets for the periods presented were as follows:

	June 30,	December 31,
	2020	2019
Goodwill	$1,683,482	$1,683,482
Other intangible assets:
Core deposits	$77,865	$85,922
Customer lists	3,599	3,942
Trade name	20,500	20,500
Total	$101,964	$110,364

Impairment of goodwill and other intangible assets may exist when the carrying value of goodwill exceeds its fair value. During the quarter ended June 30, 2020, due to macroeconomic and other factors, we concluded a quantitative evaluation of goodwill was required to determine if it was more likely than not that goodwill and other intangible assets were impaired. If the carrying amount of the goodwill exceeds the fair value of goodwill, an impairment loss is recognized in an amount equal to that excess. We engaged an independent third-party to perform a quantitative goodwill impairment test. The third-party relied mainly on a discounted cash flow analysis to estimate fair value, which was approximately 10% greater than carrying value. If we deem our intangible assets to be impaired, in the future, a non-cash charge for the amount of such impairment would be recorded to earnings and would have no impact on tangible capital or our regulatory capital ratios.

The decrease in other intangible assets at June 30, 2020 compared to December 31, 2019 was due to amortization of intangibles.

The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2020 was as follows:

Amortization expense
Remainder of 2020	$8,400
2021	15,104
2022	13,703
2023	12,322
2024	10,448
2025	8,722
Thereafter	12,765
Total	$81,464

(7) Deposits

Deposit balances at June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
	2020	2019
Non-interest bearing demand	$5,407,728	$4,304,943
Interest bearing demand	4,636,702	4,427,012
Savings	2,669,982	2,652,764
Money market	8,252,091	7,585,888
Certificates of deposit	2,634,118	3,448,051
Total deposits	$23,600,621	$22,418,658
Total municipal deposits, which are included in the deposit balances above, were $1.7 billion and $2.0 billion at June 30, 2020 and December 31, 2019, respectively. See Note 3. “Securities” for the aggregate amount of securities that were pledged as collateral for municipal deposits and other purposes.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
Brokered deposits at June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
	2020	2019
Interest bearing demand	$151,981	$149,566
Money market	1,171,910	944,627
Certificates of deposit	241,153	772,251
Total brokered deposits	$1,565,044	$1,866,444

(8) Borrowings

Our borrowings and weighted average interest rates were as follows for the periods presented:

	June 30,		December 31,
	2020		2019
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB borrowings	$975,058	1.60%	$2,245,653	2.04%
Paycheck Protection Program Liquidity Facility	568,350	0.35	—	—
Repurchase agreements	26,448	1.15	22,678	1.20
3.50% Senior Notes	—	—	173,504	3.19
Subordinated Notes - Company	271,096	4.17	270,941	4.17
Subordinated Notes - Bank	173,307	5.45	173,182	5.45
Total borrowings	$2,014,259	1.92%	$2,885,958	2.53%
By remaining period to maturity:
Less than one year	$651,506	1.51%	$1,491,446	2.19%
One to two years	893,350	0.85	925,388	2.07
Two to three years	25,000	1.71	25,000	1.71
Greater than five years	444,403	4.67	444,124	4.67
Total borrowings	$2,014,259	1.92%	$2,885,958	2.53%

FHLB borrowings. As a member of the FHLB, the Bank may borrow up to a discounted percentage of the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of June 30, 2020 and December 31, 2019, the Bank had total residential mortgage and CRE loans pledged after discount of $7.1 billion and $7.7 billion, respectively. In addition to the pledged mortgages, the Bank had also pledged securities to secure borrowings, which are disclosed in Note 3. “Securities.” As of June 30, 2020, the Bank had unused borrowing capacity at the FHLB of $5.9 billion and may increase such borrowing capacity by pledging securities not required to be pledged for other purposes with a collateral value of approximately $2.8 billion. In the six months ended June 30, 2020, the Bank redeemed $650.0 million of FHLB borrowings with a weighted average interest rate of 2.22% and incurred a loss of $10.5 million.
Paycheck Protection Program (“PPP”) Liquidity Facility. As a participant in the SBA PPP, the Bank may pledge originated PPP loans as collateral at face value to the FRB of New York for term financings. As of June 30, 2020, the Bank has pledged PPP loans equal to the amount borrowed.

(9) Derivatives
We have entered into interest rate swap contracts that are both over-the-counter, or OTC, and those that are exchanged on futures markets such as the Chicago Mercantile Exchange (“CME”) and London Clearing House (“LCH”). At June 30, 2020 and December 31, 2019, the OTC derivatives are included in our consolidated financial statements at the gross fair value amount of the asset (included in other assets) and liability (included in other liabilities), which represents the change in the fair value of the contract since inception. The CME legally characterizes variation margin payments (a payment made based on changes in the fair value of the interest rate swap contracts) as a settlement, referred to as settled-to-market (“STM”). As a result, at June 30, 2020 and December 31, 2019, we posted cash collateral under STMs in the amounts of $105.2 million and $43.0 million, respectively, for the net fair value of our CME and LCH interest rate swap contracts with another financial institution. The increase was mainly due to an increase in swap contracts and changes

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
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

Summary information as of June 30, 2020 and December 31, 2019 regarding these derivatives is presented below:

	Notional amount	Average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
June 30, 2020
Included in other assets:
Third-party interest rate swap	$—				$—
Customer interest rate swap	1,959,329				174,553
Total	$1,959,329	4.83	4.43%	1 m Libor + 2.19%	$174,553
Included in other liabilities:
Third-party interest rate swap	$1,959,329				$69,344
Customer interest rate swap	—				—
Total	$1,959,329	4.83	4.43%	1 m Libor + 2.19%	$69,344
December 31, 2019
Included in other assets:
Third-party interest rate swap	$116,874				$15
Customer interest rate swap	1,738,675				67,303
Total	$1,855,549	5.18	4.50%	1 m Libor + 2.23%	$67,318
Included in other liabilities:
Third-party interest rate swap	$1,738,675				$23,998
Customer interest rate swap	116,874				316
Total	$1,855,549	5.18	4.50%	1 m Libor + 2.23%	$24,314

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
(10) Income Taxes

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory federal tax rate for the following reasons:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Income before income tax expense	$57,902	$120,457	$64,007	$250,368
Tax at federal statutory rate of 21%	12,159	25,296	13,441	52,577
State and local income taxes, net of federal tax benefit	1,091	6,188	1,680	12,878
Tax exempt interest, net of disallowed interest	(7,493)	(5,303)	(14,902)	(10,556)
BOLI income	(1,034)	(893)	(2,145)	(1,662)
Low income housing tax credits and other benefits	(10,458)	(4,814)	(18,920)	(9,161)
Low income housing investment amortization expense	8,987	4,073	16,388	7,883
Tax rate adjustment benefit due to CARES Act NOL carryback	—	—	(21,313)	—
Uncertain tax position reserve	—	—	11,480	—
Annual effective tax rate adjustment	3,862	—	12,110	—
Equity-based stock compensation benefit	287	—	778	(106)
FDIC insurance premium limitation	315	224	571	478
Other, net	(606)	(774)	(100)	140
Actual income tax expense (benefit)	$7,110	$23,997	$(932)	$52,471
Effective income tax rate	12.3%	19.9%	(1.5)%	21.0%

Net deferred tax liabilities were $56.1 million at June 30, 2020, compared to $67.6 million at December 31, 2019. The change was mainly due to provision for credit loss expense recorded under CECL, which was offset by the removal of the deferred tax asset for the federal net operating loss which is being carried back under the provisions of the CARES Act. No valuation allowance was recorded against any deferred tax assets as of those dates, based upon management’s consideration of historical and anticipated future pre-tax income, and the reversal periods for the items resulting in deferred tax assets and liabilities.

As of June 30, 2020, the accrual for unrecognized gross tax benefits was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Uncertain tax positions beginning of period	$11,480	$—	$—	$—
Additions for tax positions related to prior tax years	—	—	11,480	—
Interest expense in tax positions	123	—	123	—
Uncertain tax positions at June 30, 2020	$11,603	$—	$11,603	$—

Significant tax filings that remain open for examination include the following:
•Federal for tax years 2016 through present;
•New York State tax filings for tax years 2015 through present;
•New York City tax filings for tax years 2015 through present; and
•New Jersey State tax filings for tax years 2016 through present.

We are generally no longer subject to examination by federal, state or local taxing authorities for tax years prior to December 31, 2015.

Interest and/or penalties related to income taxes are reported as a component of other non-interest expense.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
(11) Stock-Based Compensation

The following table summarizes the activity in our stock-based compensation plan for the six months ended June 30, 2020:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at January 1, 2020	3,347,036	2,187,197	$20.96	427,274	$11.15
Granted	(1,184,289)	1,184,289	20.60	—	—
Stock awards vested (1)	(39,504)	(610,011)	21.83	—	—
Exercised	—	—	—	(51,000)	10.09
Forfeited	151,158	(121,005)	20.62	(30,153)	13.43
Canceled/expired	(30,153)	—	—	—	13.43
Balance at June 30, 2020	2,244,248	2,640,470	$20.61	346,121	$11.11
Exercisable at June 30, 2020				346,121	$11.11
(1) The 39,504 shares vested represents performance shares that were granted in February 2017 to certain executives with a three-year measurement period. These shares vested in the first quarter of 2020 at 150.0% of the target amount granted, which resulted in these additional shares being awarded and additional expense of $960 thousand which was recorded in the first quarter of 2020.
The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $398 thousand at June 30, 2020.

We use an option pricing model to estimate the grant date fair value of stock options granted. There were no stock options granted during the six months ended June 30, 2020 or June 30, 2019. We incurred no stock option expense during the three and six month periods ended June 30, 2020 and 2019.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense associated with non-vested stock awards and the related income tax benefit, and proceeds from stock option exercises are presented below:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Non-vested stock awards/performance units	$5,913	$4,605	$11,919	$9,728
Income tax benefit	$739	$967	$1,490	$2,043
Proceeds from stock option exercises	$101	$2,268	$515	$1,889

Unrecognized stock-based compensation expense as of June 30, 2020 was as follows:

June 30, 2020
Stock options	$—
Non-vested stock awards/performance units	38,979
Total	$38,979

The weighted average period over which unrecognized non-vested stock awards/performance units expense is expected to be recognized is 1.94 years.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

(12) Other Non-Interest Expense, Other Assets and Other Liabilities

(a) Other Non-Interest Expense
Other non-interest expense items for the six months ended June 30, 2020 and 2019, respectively, are presented in the following table:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Other non-interest expense:
Professional fees	$5,458	$6,380	$11,207	$10,528
Depreciation expense on operating leases	3,136	—	6,628	—
Advertising and promotion	1,140	1,384	3,123	2,375
Communications	1,320	1,710	2,950	3,604
Residential mortgage loans servicing	1,247	1,383	2,624	2,991
Insurance & surety bond premium	1,158	1,006	2,248	2,068
Operational losses	609	1,907	1,215	2,490
Loss on prepayment of FHLB borrowings	9,723	—	10,476	—
Other	9,431	6,304	15,907	12,962
Total other non-interest expense	$33,222	$20,074	$56,378	$37,018

(b) Other Assets
Other assets are presented in the following table. Significant components of the aggregate of other assets are presented separately.

	June 30,	December 31,
	2020	2019
Other assets:
Low income housing tax credit investments	$399,336	$386,824
Right of use asset for operating leases (see Note 15)	102,379	112,226
Fair value of swaps (see Note 9)	174,553	67,318
Cash on deposit as swap collateral / net of settlement	95,510	93,606
Operating leases - equipment and vehicles leased to others	61,497	72,291
Other asset balances	225,386	108,603
Total other assets	$1,058,661	$840,868

Other asset items include cash on deposit as collateral for swaps, current income tax balances, prepaid insurance, prepaid property taxes, prepaid maintenance, accounts receivable and other miscellaneous assets.

(c) Other Liabilities
Other liabilities are presented in the following table. Significant components of the aggregate of other liabilities are presented separately.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

	June 30,	December 31,
	2020	2019
Other liabilities:
Commitment to fund low income housing tax credit investments	$228,972	$264,930
Lease liability (see Note 15)	109,674	118,986
Payroll finance and factoring liabilities	92,659	105,972
Swap liabilities (see Note 9)	69,344	24,314
Other liability balances	170,491	179,250
Total other liabilities	$671,140	$693,452
Other liability balances include deferred taxes, accrued interest payable, accounts payable, accrued liabilities mainly for compensation and benefit plans and other miscellaneous liabilities.

(13) Earnings Per Common Share

The following is a summary of the calculation of earnings per common share (“EPS”):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income available to common stockholders	$48,820	$94,473	$60,991	$193,921
Weighted average common shares outstanding for computation of basic EPS	193,479,757	206,932,114	194,909,498	210,022,967
Common-equivalent shares due to the dilutive effect of stock options and unvested performance share grants(1)	124,674	444,125	259,059	396,458
Weighted average common shares for computation of diluted EPS	193,604,431	207,376,239	195,168,557	210,419,425
EPS(2):
Basic	$0.25	$0.46	$0.31	$0.92
Diluted	0.25	0.46	0.31	0.92
(1) Represents incremental shares computed using the treasury stock method.
(2) Anti-dilutive shares are not included in determining diluted EPS. Anti-dilutive shares were 305,014 and 79,589 for the three and six months ended June 30, 2020, respectively. There were no anti-dilutive shares in the three and six months ending June 30, 2019.
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

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital (as defined in the regulations) for both the Bank and us includes a permissible portion of the ACL and $173.3 million and $145.5 million of the Subordinated Notes, respectively. Tier 2 capital at the Company includes $271.1 million of the Subordinated Notes - Company. During the final five years of the term of the Subordinated Notes, the permissible portion eligible for inclusion in Tier 2 capital decreases by 20% annually.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

The Common Equity Tier 1, Tier 1 and Total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets (“RWA”). RWA is calculated based on regulatory requirements and includes total assets, excluding goodwill and other intangible assets, allocated by risk weight category, and certain off-balance-sheet items, among other items.

As permitted by the interim final rule issued on March 27, 2020 by our federal regulatory agency, we elected the option to delay the estimated impact of the adoption of the CECL Standard in our regulatory capital for two years. This two-year delay is in addition to the three-year transition period the agency had already made available. The adoption will delay the effects of CECL on our regulatory capital for the next two years, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period include both the initial impact of adoption of the CECL Standard at January 1, 2020 and 25% of subsequent changes in our ACL during each quarter of the two-year period ending December 31, 2021.

The following tables present actual and required capital ratios as of June 30, 2020 and December 31, 2019 for us and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented as of June 30, 2020 and December 31, 2019 are based on the fully phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III		Required to be considered well- capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
June 30, 2020
Common equity tier 1 to RWA:
Sterling National Bank	$2,914,971	12.24%	$1,666,464	7.00%	$1,547,431	6.50%
Sterling Bancorp	2,620,831	11.00	1,668,514	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	2,914,971	12.24%	2,023,564	8.50%	1,904,531	8.00%
Sterling Bancorp	2,757,972	11.57	2,026,053	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	3,298,179	13.85%	2,499,696	10.50%	2,380,663	10.00%
Sterling Bancorp	3,385,003	14.20	2,502,771	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	2,914,971	10.09%	1,155,035	4.00%	1,443,794	5.00%
Sterling Bancorp	2,757,972	9.51	1,159,510	4.00	N/A	N/A

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

	Actual		Minimum capital required - Basel III fully phased-in		Required to be considered well- capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2019
Common equity tier 1 to RWA:
Sterling National Bank	$2,882,208	12.32%	$1,637,001	7.00%	$1,520,073	6.50%
Sterling Bancorp	2,588,975	11.06	1,638,718	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	2,882,208	12.32%	1,987,787	8.50%	1,870,859	8.00%
Sterling Bancorp	2,726,556	11.65	1,989,872	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	3,162,282	13.52%	2,455,502	10.50%	2,338,574	10.00%
Sterling Bancorp	3,252,412	13.89	2,458,077	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	2,882,208	10.11%	1,140,570	4.00%	1,425,713	5.00%
Sterling Bancorp	2,726,556	9.55	1,141,603	4.00	N/A	N/A

The Bank and the Company are subject to the regulatory capital requirements administered by the FRB, and, for the Bank, the Office of the Comptroller of the Currency. Regulatory authorities can initiate certain mandatory actions if the Bank or the Company fails to meet the minimum capital requirements, which could have a direct material effect on our financial statements. As of June 30, 2020, and December 31, 2019, the most recent regulatory notifications categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the classification.

(15) Commitments and Contingencies

(a) Off-Balance Sheet Financial Instruments
The contractual or notional amounts of these instruments, which reflect the extent of our involvement in particular classes of off-balance sheet financial instruments, are summarized as follows:

	June 30,	December 31,
	2020	2019
Loan origination commitments	$524,726	$565,392
Unused lines of credit	1,656,854	1,532,702
Letters of credit	260,708	307,287

We record ACL - off-balance sheet financial instrument exposures through a charge to other non-interest expense on our consolidated income statements. At June 30, 2020 and December 31, 2019, the ACL - off-balance sheet credit exposures was $6.7 million and $654 thousand, respectively, and was included in other liabilities in our consolidated balance sheets. For the six months ended June 30, 2020 and 2019, credit loss expense for off balance sheet financial instrument exposures was zero. In connection with the adoption of the CECL Standard, we increased the ACL - off-balance sheet credit exposures by $6.1 million. We did not adjust this amount during the three and six months ended June 30, 2020 based on our review of quantitative and qualitative factors applicable to these financial instrument exposures.

(b) Leases
Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2020 were as follows:

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

Remainder of 2020	$9,541
2021	17,967
2022	16,195
2023	14,693
2024	12,894
2025	10,261
2026 and thereafter	45,237
Total lease payments	126,788
Interest	17,114
Present value of lease liabilities	$109,674
(c) Litigation
We and the Bank are involved in a number of judicial proceedings concerning matters arising from our and its business activities. These include routine legal proceedings arising in the ordinary course of business. These proceedings also include actions brought against us and the Bank with respect to corporate matters and transactions in which we and the Bank are or were involved.

There can be no assurance as to the ultimate outcome of a legal proceeding; however, we and the Bank have generally denied liability in all significant litigation pending against us and intend to defend vigorously each case, other than matters that are determined appropriate to be settled. We and the Bank accrue a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. At June 30, 2020 and December 31, 2019, we had no significant amounts accrued for litigation.

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

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
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

As of June 30, 2020, management did not believe any of our securities are other-than-temporarily-impaired; however, management reviews all of our securities on at least a quarterly basis to assess whether impairment, if any, is other-than-temporarily-impaired.

Derivatives
The fair values of derivatives are based on valuation models using current observable market data (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counterparty as of the measurement date, which are considered Level 2 inputs. Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. Our derivatives at June 30, 2020 and December 31, 2019 consisted of interest rate swaps. See Note 9. “Derivatives” for additional information.

A summary of assets and liabilities at June 30, 2020 and December 31, 2019, respectively, measured at estimated fair value on a recurring basis, is as follows:

	June 30, 2020
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$1,141,603	$—	$1,141,603	$—
CMOs/Other MBS	464,561	—	464,561	—
Total residential MBS	1,606,164	—	1,606,164	—
Other securities:
Federal agencies	146,917	—	146,917	—
Corporate	469,394	—	469,394	—
State and municipal	398,149	—	398,149	—
Total other securities	1,014,460	—	1,014,460	—
Total AFS	2,620,624	—	2,620,624	—
Swaps	174,553	—	174,553	—
Total assets	$2,795,177	$—	$2,795,177	$—
Liabilities:
Swaps	$69,344	$—	$69,344	$—
Total liabilities	$69,344	$—	$69,344	$—

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

	December 31, 2019
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$1,615,119	$—	$1,615,119	$—
CMOs/Other MBS	512,277	—	512,277	—
Total residential MBS	2,127,396	—	2,127,396	—
Federal agencies	201,138	—	201,138	—
Corporate	320,922	—	320,922	—
State and municipal	446,192	—	446,192	—
Total other securities	968,252	—	968,252	—
Total AFS	3,095,648	—	3,095,648	—
Swaps	67,318	—	67,318	—
Total assets	$3,162,966	$—	$3,162,966	$—
Liabilities:
Swaps	$24,314	$—	$24,314	$—
Total liabilities	$24,314	$—	$24,314	$—

The following categories of financial assets are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances.
Collateral Dependent Loans
For collateral dependent loans where we determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and we expect repayment of the loan to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For real estate loans, the fair value of the loan’s collateral is determined by third party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. The unobservable inputs may vary depending on the individual assets. We review third party appraisals for appropriateness and adjust the value downward to consider selling and closing costs, which generally range from 4% to 10% of the appraised value. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business.

	June 30, 2020
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Traditional C&I	$9,814	$—	$—	$9,814
Asset-based lending	7,869	—	—	7,869
Factored receivables	6,320	—	—	6,320
Equipment financing	2,931	—	—	2,931
CRE	9,841	—	—	9,841
Residential mortgage	2,924	—	—	2,924
Consumer	1,711	—	—	1,711
Total collateral dependent loans measured at fair value	$41,410	$—	$—	$41,410

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
Impaired Loans
Impaired loans subject to non-recurring fair value measurements were $38.1 million at December 31, 2019.

	December 31, 2019
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Traditional C&I	$14,515	$—	$—	$14,515
Asset-based lending	3,772	—	—	3,772
Equipment financing	1,794	—	—	1,794
CRE	12,614	—	—	12,614
Multi-family	1,184	—	—	1,184
Residential mortgage	2,924	—	—	2,924
Consumer	1,300	—	—	1,300
Total impaired loans measured at fair value	$38,103	$—	$—	$38,103

Fair Value of Financial Instruments
The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of June 30, 2020:

	June 30, 2020
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$324,729	$324,729	$—	$—
Securities AFS	2,620,624	—	2,620,624	—
Securities HTM	1,924,955	—	2,034,333	—
Loans held for sale	44,437	—	44,437	—
Portfolio loans, net	21,929,778	—	—	21,984,602
Accrued interest receivable on securities	28,602	—	28,602	—
Accrued interest receivable on loans	72,694	—	—	72,694
FHLB stock and FRB stock	193,666	—	—	—
Swaps	174,553	—	174,553	—
Financial liabilities:
Non-maturity deposits	20,966,503	20,966,503	—	—
Certificates of deposit	2,634,118	—	2,646,178	—
FHLB borrowings	975,058	—	983,650	—
Paycheck Protection Program Lending Facility	568,350	—	568,160	—
Other borrowings	26,448	—	26,448	—
Subordinated Notes - Company	271,096	—	262,870	—
Subordinated Notes - Bank	173,307	—	179,095	—
Mortgage escrow funds	69,686	—	69,686	—
Accrued interest payable on deposits	2,232	—	2,232	—
Accrued interest payable on borrowings	3,686	—	3,686	—
Swaps	69,344	—	69,344	—

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of December 31, 2019:

	December 31, 2019
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$329,151	$329,151	$—	$—
Securities available for sale	3,095,648	—	3,095,648	—
Securities held to maturity	1,979,661	—	2,053,191	—
Loans held for sale	8,125	—	8,125	—
Portfolio loans, net	21,333,974	—	—	21,382,990
Accrued interest receivable on securities	29,308	—	29,308	—
Accrued interest receivable on loans	71,004	—	—	71,004
FHLB stock and FRB stock	251,805	—	—	—
Swaps	67,318	—	67,318	—
Financial liabilities:
Non-maturity deposits	18,970,607	18,970,607	—	—
Certificates of deposit	3,448,051	—	3,444,669	—
FHLB borrowings	2,245,653	—	2,248,851	—
Other borrowings	22,678	—	22,677	—
Senior Notes	173,504	—	173,733	—
Subordinated Notes	444,123	—	453,512	—
Mortgage escrow funds	58,316	—	58,315	—
Accrued interest payable on deposits	5,427	—	5,427	—
Accrued interest payable on borrowings	8,629	—	8,629	—
Swaps	24,314	—	24,314	—

(17) Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows as of the dates shown below:

	June 30,	December 31,
	2020	2019
Net unrealized holding gain on available for sale securities	$121,807	$52,593
Related income tax (expense)	(33,667)	(14,537)
Available for sale securities, net of tax	88,140	38,056
Net unrealized holding loss on securities transferred to held to maturity	(587)	(744)
Related income tax benefit	162	206
Securities transferred to held to maturity, net of tax	(425)	(538)
Net unrealized holding gain on retirement plans	1,237	3,728
Related income tax expense	(342)	(1,030)
Retirement plans, net of tax	895	2,698
Accumulated other comprehensive income	$88,610	$40,216

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
The following table presents the changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the three and six months ended June 30, 2020 and 2019:

	Net unrealized holding gain (loss) on available for sale securities	Net unrealized holding (loss) gain on securities transferred to held to maturity	Net unrealized holding gain on retirement plans	Total
For the three months ended June 30, 2020
Balance beginning of the period	$67,249	$(468)	$840	$67,621
Other comprehensive income before reclassification	21,242	—	—	21,242
Amounts reclassified from AOCI	(351)	43	55	(253)
Total other comprehensive income	20,891	43	55	20,989
Balance at end of period	$88,140	$(425)	$895	$88,610
For the three months ended June 30, 2019
Balance beginning of the period	$(19,577)	$(797)	$13,764	$(6,610)
Other comprehensive income before reclassification	46,438	—	—	46,438
Amounts reclassified from AOCI	382	88	48	518
Total other comprehensive income	46,820	88	48	46,956
Balance at end of period	$27,243	$(709)	$13,812	$40,346
Location in consolidated income statements where reclassification from accumulated other comprehensive loss is included	Net gain (loss) on sale of securities	Interest income on securities	Other non-interest expense

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

	Net unrealized holding (loss) gain on available for sale securities	Net unrealized holding (loss) gain on securities transferred to held to maturity	Net unrealized holding gain (loss) on retirement plans	Total
For the six months ended June 30, 2020
Balance beginning of the period	$38,056	$(538)	$2,698	$40,216
Other comprehensive income before reclassification	56,521	—	—	56,521
Amounts reclassified from AOCI	(6,437)	113	(1,803)	(8,127)
Total other comprehensive income (loss)	50,084	113	(1,803)	48,394
Balance at end of period	$88,140	$(425)	$895	$88,610
For the six months ended June 30, 2019
Balance beginning of the period	$(75,077)	$(2,546)	$11,678	$(65,945)
Other comprehensive income before reclassification	100,946	—	—	100,946
Securities reclassified from held to maturity to available for sale	(8,548)	—	—	(8,548)
Amounts reclassified from AOCI	9,922	1,837	2,134	13,893
Total other comprehensive income	102,320	1,837	2,134	106,291
Balance at end of period	$27,243	$(709)	$13,812	$40,346
Location in consolidated income statements where reclassification from AOCI is included	Net loss on sale of securities	Interest income on securities	Other non-interest expense

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
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

The factors described in Part II. Item 1A. Risk Factors of this report or otherwise described in our filings with the SEC, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations expressed in our forward-looking statements, including, but not limited to:
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

Our consolidated financial statements reflect estimates and assumptions we make that affect the reported amounts of assets and liabilities, including the amount of the ACL we established. We considered the impact of COVID-19 on the assumptions and estimates used which had a material adverse effect on our provision for credit losses. The COVID-19 pandemic has also resulted in a significant amount of client requests for forbearance, which are in process of review and implementation.

LIBOR Transition and Phase-Out
We have a significant amount of loans, borrowings and swaps that are tied to LIBOR benchmark interest rates. It is anticipated that the LIBOR index will be phased-out by the end of 2021 and the Federal Reserve Bank of New York has established the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR. We have created a sub-committee of our Asset Liability Management Committee to address LIBOR transition and phase-out issues. This committee includes personnel from legal, loan operations, risk, IT, credit, business intelligence, treasury, corporate banking, marketing, audit, accounting and corporate development. We are currently reviewing loan documentation, technology systems and procedures we will need to implement for the transition.

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

Dollar amounts in tables are stated in thousands, except for share and per share amounts and ratios.

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

We deploy a team-based distribution strategy in which clients are served by a focused and experienced group of relationship managers who are responsible for all aspects of the client relationship and delivery of our products and services. Our commercial banking teams generate significant originations of loans and deposits, which are augmented by strategic portfolio acquisitions. As of June 30, 2020, we had 30 commercial banking teams and 78 full service financial centers. We currently anticipate that we will increase our number of commercial banking teams by three to five annually, while reducing our financial centers as we continue to execute our real estate and financial center consolidation strategy.

Recent Developments
Effective January 1, 2020, we adopted the CECL Standard which increased our ACL - loans by $90.6 million, our ACL - HTM securities by $796 thousand and our ACL - off-balance sheet credit exposures by $6.1 million. Net of tax, our equity was reduced $54.3 million on January 1, 2020, which was presented as a cumulative effect of a change in accounting principle.

Earnings performance for the second quarter of 2020 included reported net income available to common stockholders of $48.8 million, or $0.25 per diluted share, and adjusted net income available to common stockholders of $56.9 million, or $0.29 per diluted share. Our provision for credit losses expense was $56.6 million. As of June 30, 2020, our ACL was $365.5 million, which represented 1.64% of total loans.

At June 30, 2020, total portfolio loans were $22.3 billion, an increase of $855.1 million from December 31, 2019. We grew commercial loan balances by $1.1 billion relative to December 31, 2019. The increase in commercial loans was offset by $271.9 million in run-off of residential mortgage loans. Growth in commercial loans included $649.4 million of loans funded under the SBA PPP. At June 30, 2020, we had $1.7 billion of loans subject to pandemic-related payment deferral agreements.

STERLING BANCORP AND SUBSIDIARIES
Total deposits were $23.6 billion at June 30, 2020, an increase of $1.2 billion from December 31, 2019. Our loans to deposits ratio was 94.5% at quarter end. Our cost of interest-bearing deposits declined 39 basis points and our cost of total deposits declined 33 basis points relative to the linked quarter. In the six months ended June 30, 2020, FHLB borrowings declined $1.3 billion and brokered deposits declined $301.4 million. A portion of the decline in FHLB borrowings was replaced by $568.3 million of borrowings under the PPP Liquidity Facility (“PPPLF”). The PPPLF is a facility with the FRB to extend credit to financial institutions, such as the Bank, that originate PPP loans. We anticipate the current interest rate environment and pricing strategies we have implemented will allow us to continue to meaningfully reduce the cost of our total funding liabilities.

In the first six months of 2020, we repurchased 4,900,759 shares of common stock at a weighted average price of $16.53 per share, for total consideration of $81.0 million. Under our approved repurchase program, we have 6.7 million shares remaining for repurchase at June 30, 2020. We have temporarily suspended our share repurchase activity until the long-term impact of the pandemic becomes clearer.

Our net interest margin and net interest income were pressured by the decrease in interest rates and its impact on our floating rate loans indexed to LIBOR and prime rates. Our tax equivalent net interest margin excluding purchase accounting adjustments was 3.05% and our reported net interest margin on a tax equivalent basis was 3.20%. Our net interest income was $213.3 million, which was impacted by a decrease in accretion income on acquired loans of $13.7 million and a decrease in yields on our floating rate loans.

Our adjusted non-interest expenses were $107.8 million in the quarter, an increase of $65 thousand over the quarter ended June 30, 2019. In the second quarter of 2020, we incurred $5.1 million of COVID-19 related expenses related to compensation, occupancy, foreclosed property and charitable contributions. As a result, we anticipate non-interest expenses will decline in the third quarter of 2020 relative to the second quarter. Our reported operating efficiency ratio was 52.2% and our adjusted operating efficiency ratio was 45.1% for the quarter.

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

ACL - Loans. We consider the methodology for determining the ACL to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the ACL - loans considered necessary. The balance recorded for the allowance represents our estimate of the net amount not expected to be collected on portfolio loans at the balance sheet date. The ACL - loans is mainly comprised of reserves on individual assets estimated by our valuation models. Mortgage warehouse loans and certain consumer loans are evaluated on a pool level basis as each portfolio has common risk characteristics. Generally, all other portfolio loans are evaluated individually for expected credit loss. In addition to quantitative amounts as determined by our valuation models, we apply a qualitative factors overlay that incorporates trends and conditions and factors that the models may not fully capture in our judgement. Our methodologies for estimating the ACL - loans considers available relevant information about the collectibility of cash flows, including information about past events, current conditions and reasonable and supportable forecasts. See Note 1. “Basis of Financial Statement Presentation - (e) Accounting Principle Change and Summary of Significant Accounting Policies” for further discussion of the risk factors we considered in the determination of the allowance for credit losses - loans.

Goodwill and Intangible Assets. We record goodwill as the excess of the purchase price in a business combination over the fair value of the identifiable net assets acquired in accordance with GAAP. Typically we perform our annual intangible assets impairment test in the fourth quarter. Due to the impact of the pandemic, we performed the annual intangible assets impairment test during the three months ended June 30, 2020. We engaged an independent third-party to evaluate the fair value of the Company compared to its carrying value.

STERLING BANCORP AND SUBSIDIARIES
The results concluded that goodwill and intangible asset impairment did not exist. Fair value was estimated mainly using a discounted cash flow analysis. Significant assumptions included in the discounted cash flow analysis were the following:
•management financial projections for the period 2020 through 2024;
•earnings retention based on maintaining minimum tangible common capital ratio of 8.00%;
•operating expense cost savings estimated at 10.0%
•capitalization rate of 9.5% based on a 12.5% discount rate less estimated terminal growth of 3.0%.

See Note 6. “Goodwill and Other Intangible Assets” for additional information regarding our goodwill impairment test. We will continue to monitor and evaluate the impact of COVID-19, economic conditions and other triggering events that may indicate an impairment of goodwill in the future. In the event that we conclude that all or a portion of our goodwill or intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital ratios.

Financial Impact of Recent Acquisitions
The balances of the commercial loan portfolio acquired in the Woodforest Acquisition were included in our consolidated balance sheets as of February 28, 2019, and the operating results from those assets were included in our results of operations from that day forward.

The balances of the commercial loan portfolio acquired in the Santander Portfolio Acquisition were included in our consolidated balance sheets as of November 29, 2019, and the operating results from those assets were included in our results from operations from that day forward.

Selected financial condition data, statement of operations data, per share data, performance ratios, capital ratios, and asset quality data and ratios for the comparable periods are presented as follows:

STERLING BANCORP AND SUBSIDIARIES

	At or for the three months ended June 30,		At or for the six months ended June 30,
	2020	2019	2020	2019
End of period balances:
Total securities	$4,548,078	$5,858,865	$4,548,078	$5,858,865
Portfolio loans	22,295,267	20,370,306	22,295,267	20,370,306
Total assets	30,839,893	30,237,545	30,839,893	30,237,545
Non-interest bearing deposits	5,407,728	4,494,802	5,407,728	4,494,802
Interest bearing deposits	18,192,893	16,453,662	18,192,893	16,453,662
Total deposits	23,600,621	20,948,464	23,600,621	20,948,464
Borrowings	2,014,259	4,133,986	2,014,259	4,133,986
Stockholders’ equity	4,484,187	4,459,158	4,484,187	4,459,158
Tangible common stockholders’ equity (“TCE”)[1]	2,561,599	2,543,399	2,561,599	2,543,399
Average balances:
Total securities	$4,630,056	$5,883,269	$4,838,315	$6,107,734
Total loans[2]	21,940,636	19,912,839	21,573,406	20,161,178
Total assets	30,732,914	29,666,951	30,608,673	30,201,974
Non-interest bearing deposits	5,004,907	4,218,000	4,675,713	4,232,613
Interest bearing deposits	18,459,030	16,930,872	18,402,541	16,999,424
Total deposits and mortgage escrow	23,463,937	21,148,872	23,078,254	21,232,037
Borrowings	2,101,016	3,544,661	2,340,969	4,002,872
Stockholders’ equity	4,464,403	4,423,910	4,485,470	4,419,703
TCE[1]	2,538,842	2,504,883	2,557,700	2,512,695
Selected operating data:
Total interest and dividend income	$253,226	$302,457	$526,753	$611,857
Total interest expense	39,927	70,618	101,682	144,512
Net interest income	213,299	231,839	425,071	467,345
Provision for credit losses	56,606	11,500	194,886	21,700
Net interest income after provision for credit losses	156,693	220,339	230,185	445,645
Total non-interest income	26,090	27,058	73,416	46,655
Total non-interest expense	124,881	126,940	239,594	241,932
Income before income tax expense	57,902	120,457	64,007	250,368
Income tax (benefit) expense	7,110	23,997	(932)	52,471
Net income	50,792	96,460	64,939	197,897
Preferred stock dividend	1,972	1,987	3,948	3,976
Net income available to common stockholders	$48,820	$94,473	$60,991	$193,921

Per share data:
Reported basic EPS (GAAP)	$0.25	$0.46	$0.31	$0.92
Reported diluted EPS (GAAP)	0.25	0.46	0.31	0.92
Adjusted diluted EPS[1] (non-GAAP)	0.29	0.51	0.28	1.01
Dividends declared per common share	0.07	0.07	0.14	0.14
Book value per share	22.35	21.06	22.35	21.06
Tangible book value per common share[1]	13.17	12.40	13.17	12.40
See legend on following page.

STERLING BANCORP AND SUBSIDIARIES

	At or for the three months ended June 30,		At or for the six months ended June 30,
	2020	2019	2020	2019
Common shares outstanding:
Shares outstanding at period end	194,458,805	205,187,243	194,458,805	205,187,243
Weighted average shares basic	193,479,757	206,932,114	194,909,498	210,022,967
Weighted average shares diluted	193,604,431	207,376,239	195,168,557	210,419,425
Other data:
Full time equivalent employees at period end	1,617	1,820	1,617	1,820
Financial centers at period end	78	97	78	97
Performance ratios:
Return on average assets	0.64%	1.28%	0.40%	1.29%
Return on average equity	4.40	8.57	2.73	8.85
Reported return on average tangible assets[1]	0.68	1.36	0.42	1.38
Adjusted return on average tangible assets[1]	0.79	1.51	0.38	1.51
Reported return on average TCE[1]	7.73	15.13	4.78	15.56
Adjusted return on average TCE[1]	9.02	16.83	4.21	17.05
Reported operating efficiency[1]	52.2	49.0	48.1	47.1
Adjusted operating efficiency[1]	45.1	40.9	43.7	40.7
Net interest margin-GAAP	3.15	3.53	3.15	3.50
Net interest margin-tax equivalent[3]	3.20	3.58	3.20	3.56
Capital ratios (Company)[4]:
Tier 1 leverage ratio	9.51%	9.57%	9.51%	9.57%
Common equity Tier 1 capital ratio	11.00	11.52	11.00	11.52
Tier 1 risk-based capital ratio	11.57	12.15	11.57	12.15
Total risk-based capital ratio	14.20	13.30	14.20	13.30
Tangible equity to tangible assets	9.29	9.42	9.29	9.42
Tangible common equity to tangible assets[1]	8.82	8.94	8.82	8.94
Regulatory capital ratios (Bank)[4]:
Tier 1 leverage ratio	10.09%	9.98%	10.09%	9.98%
Tier 1 risk-based capital ratio	12.24	12.67	12.24	12.67
Total risk-based capital ratio	13.85	13.94	13.85	13.94
Asset quality data and ratios:
Allowance for credit losses	$365,489	$104,664	$365,489	$104,664
Non-performing loans (“NPLs”)	260,605	192,647	260,605	192,647
Non-performing assets (“NPAs”)	269,270	206,275	269,270	206,275
Net charge-offs	17,561	5,796	24,516	12,713
NPAs to total assets	0.87%	0.68%	0.87%	0.68%
NPLs to total loans[5]	1.17	0.95	1.17	0.95
Allowance for loan losses to non-performing loans	140.25	54.33	140.25	54.33
Allowance for loan losses to total loans[4]	1.64	0.51	1.64	0.51
Annualized net charge-offs to average loans	0.32	0.12	0.24	0.13
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
4 We elected the five-year capital phase-in option effective June 30, 2020.
5 Total loans excludes loans held for sale.

STERLING BANCORP AND SUBSIDIARIES

Results of Operations
For the three months ended June 30, 2020, we reported net income available to common stockholders of $48.8 million, or $0.25 per diluted common share, compared to net income available to common stockholders of $94.5 million, or $0.46 per diluted common share, for the three months ended June 30, 2019.

Details of the changes in the various components of net income available to common stockholders are further discussed below.

Net Interest Income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 89.1% and 89.5% of total revenue in the three months ended June 30, 2020 and 2019, respectively. Net interest margin is the ratio of taxable equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest bearing liabilities impact net interest income and net interest margin.

We are primarily funded by core deposits, which include retail, commercial and municipal transaction deposits, money market and savings accounts and certificates of deposit accounts, including reciprocal brokered deposits through the Promontory Interfinancial Network, but excluding other brokered and wholesale deposits. As of June 30, 2020, we considered 92.8% of our total deposits to be core deposits compared to 95.0% at June 30, 2019. Non-interest bearing demand deposits were $5.4 billion of our total deposits at June 30, 2020, compared to $4.5 billion at June 30, 2019.

The following tables set forth average balances, interest, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of the respective average balance of the particular loan type, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended June 30,
	2020			2019
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
Traditional C&I and commercial finance loans	$8,791,024	$84,192	3.85%	$7,203,215	$97,260	5.42%
CRE (includes multi-family)	10,404,643	106,408	4.11	9,486,333	115,759	4.89
ADC	519,517	5,762	4.46	307,290	4,664	6.09
Commercial loans	19,715,184	196,362	4.01	16,996,838	217,683	5.14
Consumer loans	219,052	2,233	4.10	280,098	4,013	5.75
Residential mortgage loans	2,006,400	21,309	4.25	2,635,903	36,587	5.55
Total gross loans[1]	21,940,636	219,904	4.03	19,912,839	258,283	5.20
Securities taxable	2,507,384	18,855	3.02	3,453,858	24,632	2.86
Securities non-taxable	2,122,672	16,242	3.06	2,429,411	18,257	3.01
Interest earning deposits	455,626	146	0.13	289,208	1,295	1.80
FRB and FHLB stock	213,796	1,490	2.80	291,737	3,824	5.26
Total securities and other earning assets	5,299,478	36,733	2.79	6,464,214	48,008	2.98
Total interest earning assets	27,240,114	256,637	3.79	26,377,053	306,291	4.66
Non-interest earning assets	3,492,800			3,289,898
Total assets	$30,732,914			$29,666,951
Interest bearing liabilities:
Interest bearing demand deposits	$4,766,298	$4,806	0.41%	$4,399,296	$11,884	1.08%
Savings deposits[2]	2,890,402	2,418	0.34	2,448,132	1,883	0.31
Money market deposits	8,035,750	11,711	0.59	7,538,890	23,020	1.22
Certificates of deposit	2,766,580	9,175	1.33	2,544,554	11,342	1.79
Total interest bearing deposits	18,459,030	28,110	0.61	16,930,872	48,129	1.14
Senior Notes	127,862	944	2.95	173,901	1,365	3.14
Other borrowings	1,528,844	5,684	1.50	3,197,738	18,768	2.35
Subordinated Notes - Bank	173,265	2,361	5.45	173,022	2,356	5.45
Subordinated Notes - Company	271,045	2,828	4.17	—	—	—
Total borrowings	2,101,016	11,817	2.26	3,544,661	22,489	2.54
Total interest bearing liabilities	20,560,046	39,927	0.78	20,475,533	70,618	1.38
Non-interest bearing deposits	5,004,907			4,218,000
Other non-interest bearing liabilities	703,558			549,508
Total liabilities	26,268,511			25,243,041
Stockholders’ equity	4,464,403			4,423,910
Total liabilities and stockholders’ equity	$30,732,914			$29,666,951
Net interest rate spread[3]			3.01%			3.28%
Net interest earning assets[4]	$6,680,068			$5,901,520
Net interest margin - tax equivalent		216,710	3.20%		235,673	3.58%
Less tax equivalent adjustment		(3,411)			(3,834)
Net interest income		213,299			231,839
Accretion income on acquired loans		10,086			23,745
Tax equivalent net interest margin excluding accretion income on acquired loans		$206,624	3.05%		$211,928	3.22%
Ratio of interest earning assets to interest bearing liabilities	132.5%			128.8%
See legend on following page.

STERLING BANCORP AND SUBSIDIARIES

	For the six months ended June 30,
	2020			2019
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
Traditional C&I and commercial finance loans	$8,412,567	$173,342	4.14%	$6,887,429	$186,171	5.45%
CRE (includes multi-family)	10,346,810	217,147	4.22	9,436,156	230,610	4.93
ADC	508,263	12,083	4.78	295,858	9,004	6.14
Commercial loans	19,267,640	402,572	4.20	16,619,443	425,785	5.17
Consumer loans	226,347	5,173	4.60	287,721	8,110	5.68
Residential mortgage loans	2,079,419	47,598	4.58	3,254,014	84,683	5.20
Total net loans[1]	21,573,406	455,343	4.24	20,161,178	518,578	5.19
Securities taxable	2,695,376	39,484	2.95	3,642,724	52,479	2.91
Securities tax exempt	2,142,939	32,693	3.05	2,465,010	37,063	3.01
Interest earning deposits	472,659	1,978	0.84	310,463	2,796	1.82
FRB and FHLB stock	225,808	4,120	3.67	313,399	8,724	5.61
Total securities and other earning assets	5,536,782	78,275	2.84	6,731,596	101,062	3.03
Total interest earning assets	27,110,188	533,618	3.96	26,892,774	619,640	4.65
Non-interest earning assets	3,498,485			3,309,200
Total assets	$30,608,673			$30,201,974
Interest bearing liabilities:
Interest bearing demand deposits	$4,691,478	$14,364	0.62%	$4,366,961	$23,528	1.09%
Savings deposits[2]	2,845,212	5,924	0.42	2,454,156	3,666	0.30
Money market deposits	7,863,566	30,107	0.77	7,657,039	45,635	1.20
Certificates of deposit	3,002,285	23,496	1.57	2,521,268	21,294	1.70
Total interest bearing deposits	18,402,541	73,891	0.81	16,999,424	94,123	1.12
Senior Notes	150,592	2,378	3.18	176,655	2,777	3.17
Other borrowings	1,746,136	15,040	1.73	3,653,224	42,900	2.37
Subordinated Notes - Bank	173,234	4,718	5.45	172,993	4,712	5.45
Subordinated Notes - Company	271,007	5,655	4.17	—	—	—
Total borrowings	2,340,969	27,791	2.39	4,002,872	50,389	2.54
Total interest bearing liabilities	20,743,510	101,682	0.99	21,002,296	144,512	1.39
Non-interest bearing deposits	4,675,713			4,232,613
Other non-interest bearing liabilities	703,980			547,362
Total liabilities	26,123,203			25,782,271
Stockholders’ equity	4,485,470			4,419,703
Total liabilities and stockholders’ equity	$30,608,673			$30,201,974
Net interest rate spread[3]			2.97%			3.26%
Net interest earning assets[4]	$6,366,678			$5,890,478
Net interest margin - tax equivalent		431,936	3.20%		475,128	3.56%
Less tax equivalent adjustment		(6,865)			(7,783)
Net interest income		425,071			467,345
Accretion income on acquired loans		20,772			49,325
Tax equivalent net interest margin excluding accretion income on acquired loans		$411,164	3.05%		$425,803	3.19%
Ratio of interest earning assets to interest bearing liabilities	130.7%			128.0%
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

	For the three months ended June 30,
	2020 vs. 2019
	Increase / (Decrease) due to		Total increase /
	Volume	Rate	(decrease)
Interest earning assets:
Traditional C&I and commercial finance loans	$18,654	$(31,722)	$(13,068)
CRE (includes multi-family)	10,365	(19,716)	(9,351)
ADC	2,586	(1,488)	1,098
Commercial loans	31,605	(52,926)	(21,321)
Consumer loans	(769)	(1,011)	(1,780)
Residential mortgage loans	(7,713)	(7,565)	(15,278)
Total loans	23,123	(61,502)	(38,379)
Securities taxable	(7,080)	1,303	(5,777)
Securities tax exempt	(2,315)	300	(2,015)
Interest earning deposits	480	(1,629)	(1,149)
FRB and FHLB stock	(849)	(1,485)	(2,334)
Total interest earning assets	13,359	(63,013)	(49,654)
Interest bearing liabilities:
Interest bearing demand deposits	898	(7,976)	(7,078)
Savings deposits[1]	348	187	535
Money market deposits	1,393	(12,702)	(11,309)
Certificates of deposit	926	(3,093)	(2,167)
Total interest bearing deposits	3,565	(23,584)	(20,019)
Senior Notes	(343)	(78)	(421)
Other borrowings	(7,734)	(5,350)	(13,084)
Subordinated Notes - Bank	5	—	5
Subordinated Notes - Company	—	2,828	2,828
Total borrowings	(8,072)	(2,600)	(10,672)
Total interest bearing liabilities	(4,507)	(26,184)	(30,691)
Change in tax equivalent net interest income	17,866	(36,829)	(18,963)
Less tax equivalent adjustment	(423)	—	(423)
Change in net interest income	$18,289	$(36,829)	$(18,540)
______________________
1 Includes club accounts and interest bearing mortgage escrow balances.

STERLING BANCORP AND SUBSIDIARIES

	For the six months ended June 30,
	2020 vs. 2019
	Increase / (Decrease) due to		Total increase /
	Volume	Rate	(decrease)
Interest earning assets:
Traditional C&I and commercial finance loans	$36,874	$(49,703)	$(12,829)
CRE (includes multi-family)	21,333	(34,796)	(13,463)
ADC	5,411	(2,332)	3,079
Commercial loans	63,618	(86,831)	(23,213)
Consumer loans	(1,553)	(1,384)	(2,937)
Residential mortgage loans	(27,877)	(9,208)	(37,085)
Total loans	34,188	(97,423)	(63,235)
Securities taxable	(13,719)	724	(12,995)
Securities tax exempt	(4,428)	58	(4,370)
Interest earning deposits	1,087	(1,905)	(818)
FRB and FHLB stock	(2,058)	(2,546)	(4,604)
Total interest earning assets	15,070	(101,092)	(86,022)
Interest bearing liabilities:
Interest bearing demand deposits	1,653	(10,818)	(9,165)
Savings deposits[1]	643	1,615	2,258
Money market deposits	1,204	(16,732)	(15,528)
Certificates of deposit	3,899	(1,697)	2,202
Total interest bearing deposits	7,399	(27,632)	(20,233)
Senior Notes	(417)	18	(399)
Other borrowings	(18,432)	(9,427)	(27,859)
Subordinated Notes - Bank	6	—	6
Subordinated Notes - Company	—	5,655	5,655
Total borrowings	(18,843)	(3,754)	(22,597)
Total interest bearing liabilities	(11,444)	(31,386)	(42,830)
Change in tax equivalent net interest income	26,514	(69,706)	(43,192)
Less tax equivalent adjustment	(917)	—	(917)
Change in net interest income	$27,431	$(69,706)	$(42,275)
Tax equivalent net interest income decreased $19.0 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The decrease was mainly due to lower yield on interest earning assets, which was due to a decline in market rates of interest and accretion income on acquired loans. For the three months ended June 30, 2020, total interest earning assets yielded 3.79% compared to 4.66% during 2019. Average interest earning assets increased by $863.1 million between the periods, which was mainly due to the growth of commercial loans that was partially offset by continued payoff of residential loans and sale and repayment of investment securities. The tax equivalent net interest margin decreased 38 basis points to 3.20% in the second quarter of 2020 from 3.58% in the second quarter of 2019. The percentage of loans to average earning assets increased to 80.5% compared to 75.5% in 2019. The cost of interest bearing liabilities declined to 0.78% compared to 1.38% in 2019, which was mainly due to lower market rates of interest and reduction of higher cost wholesale borrowings.

Tax equivalent net interest income decreased $43.2 million to $431.9 million for the six months ended June 30, 2020, compared to $475.1 million for the six months ended June 30, 2019. The decrease was mainly due to the same factors as discussed above. The tax equivalent net interest margin decreased to 3.20% for the six months ended June 30, 2020 from 3.56% in the six months ended June 30, 2019. The yield on interest earning assets was 3.96% compared to 4.65% for the six months ended June 30, 2019, which was mainly due to changes in market rates of interest and lower accretion income. The percentage of loans to average earning assets increased to 79.6%

STERLING BANCORP AND SUBSIDIARIES
for the six months ended June 30, 2020 compared to 75.0% for the six months ended June 30, 2019. The cost of interest bearing liabilities declined to 0.99% for the six months ended June 30, 2020 compared to 1.39% for the six months ended June 30, 2019.

The average balance of loans outstanding increased $2.0 billion for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was due to loans originated by our commercial banking teams, which included $377.7 million of PPP loans and two portfolio acquisitions, discussed in Note 2. “Acquisitions”. The average balance of commercial loans increased $2.7 billion between the periods. The average yield on loans was 4.03% compared to 5.20% in the comparable year ago period. The decrease in the yield on loans was due to the change in market rates of interest and a decline in accretion income on acquired loans, which was $10.1 million compared to $23.7 million in 2019.

The average balance of loans outstanding increased $1.4 billion in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, as the growth in average balance of commercial loans was greater than the decline in the average balance of residential mortgage and consumer loans. The average yield on loans was 4.24% in the six months ended June 30, 2020 compared to 5.19% in the comparable year ago period. The decline in yield on loans was due to the same factors as for the three-month period.

Interest income on traditional C&I and commercial finance loans decreased $13.1 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The yield on traditional C&I and commercial finance loans declined to 3.85% compared to 5.42% in 2019. The decrease in yield was due to a change in the mix of business, as lower yielding mortgage warehouse and public sector finance loans represented a substantial portion of the increase in average balances between the periods, the decrease in market interest rates, and lower accretion income.

Interest income on traditional C&I and commercial finance loans decreased $12.8 million and was $173.3 million in the six months ended June 30, 2020. This decrease was mainly due to the same factors as for the three-month period. The yield on traditional C&I and commercial finance loans decreased to 4.14% compared to 5.45% in the six months ended June 30, 2019.

Interest income on CRE loans and multi-family loans decreased $9.4 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The average balance of CRE and multi-family loans increased $918.3 million between the periods. The yield on CRE and multi-family loans was 4.11% compared to 4.89% for the three months ended June 30, 2019. The decrease in yield was mainly due to a change in market interest rates, lower accretion income and lower levels of prepayment penalties.

Interest income on CRE loans and multi-family loans decreased $13.5 million to $217.1 million in the six months ended June 30, 2020. The yield on CRE and multi-family loans was 4.22% in the six months ended June 30, 2020 compared to 4.93% in the six months ended June 30, 2019. The decrease in yield was mainly due to the same factors discussed in the three-month period.

Interest income on residential mortgage loans declined $15.3 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The decrease was mainly due to a $629.5 million decline in the average balance of residential mortgage loans, which was driven by the residential mortgage loan sale completed in 2019 and continued run-off of the portfolio. The yield on residential mortgage loans decreased 130 basis points to 4.25%. The decline in yield was mainly due to lower accretion income on acquired residential mortgage loans, which was $2.4 million compared to $8.4 million in 2019. The decline in yield was also due to adjustable rate loans repricing to market rates of interest.

Interest income on residential mortgage loans decreased $37.1 million to $47.6 million in the six months ended June 30, 2020. The decrease was mainly due to a $1.2 billion decline in the average balance of residential mortgage loans as a result of the loan sales and continued run-off. The yield on residential mortgage loans declined to 4.58% compared to 5.20% for the six months ended June 30, 2019. The yield on residential mortgage loans declined due to changes in market rates of interest on adjustable mortgage loans and lower accretion income on acquired residential mortgage loans, which was $5.3 million for the six months ended June 30, 2020 compared to $16.5 million for the six months ended June 30, 2019.

Tax equivalent interest income on securities decreased $7.8 million for the three months ended June 30, 2020. This was mainly the result of a decrease of $1.3 billion in the average balance of securities between the periods. The decline was mainly due to sales of lower yielding securities and accelerated repayments of mortgage-backed securities. The tax equivalent yield on securities increased to 3.05% compared to 2.92% in 2019. The increase in yield was mainly due to sales of lower yielding municipal securities in 2019. The average balance of tax-exempt securities declined to $2.1 billion, compared to $2.4 billion.

Tax equivalent interest income on securities decreased $17.4 million to $72.2 million in the six months ended June 30, 2020. This was mainly the result of a decrease of $1.3 billion in the average balance of securities between the periods. The tax equivalent yield on

STERLING BANCORP AND SUBSIDIARIES
securities was 3.00% in the six months ended June 30, 2020, compared to 2.96% in the six months ended June 30, 2019. The change in average balance and yield is mainly due to the same factors as for the three-month period.

Average total deposits and mortgage escrow balances increased $2.3 billion to $23.5 billion in the three months ended June 30, 2020. Average interest bearing deposits increased $1.5 billion and average non-interest bearing deposits increased by $786.9 million. The increase in deposits was mainly due to the success of our deposit gathering strategies, which included digital channels and increasing penetration in our marketplace of commercial and municipal deposit relationships. In addition, many of our clients held higher deposit balances than normal as a result of the pandemic. The average cost of interest bearing deposits was 0.61% compared to 1.14%. The average cost of total deposits was 0.48% compared to 0.91% in the second quarter of 2019. The decrease in the cost of deposits was mainly due to declines in market interest rates.

Average total deposits and mortgage escrow balances increased $1.8 billion to $23.1 billion in the six months ended June 30, 2020. Average interest bearing deposits increased $1.4 billion in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Average non-interest bearing deposits increased $443.1 million to $4.7 billion in the six months ended June 30, 2020. These increases were mainly due to the same factors as discussed above. The average cost of interest bearing deposits was 0.81% in the six months ended June 30, 2020 compared to 1.12% in the six months ended June 30, 2019. The average cost of total deposits was 0.64% in the six months ended June 30, 2020 compared to 0.89% in the six months ended June 30, 2019. The decrease in the cost of deposits was mainly due to the same factors discussed above.

Average borrowings declined $1.4 billion in the three months ended June 30, 2020, compared to the same period a year ago. The decrease was mainly the result of an increase in deposits and a decline in residential mortgage loan balances and investment securities between the periods, as proceeds from repayments and sales of assets were used mainly to reduce borrowings. The average cost of borrowings was 2.26% for the second quarter of 2020, compared to 2.54% in 2019.

Average borrowings decreased $1.7 billion to $2.3 billion in the six months ended June 30, 2020, compared to $4.0 billion in the same period a year ago. The decrease in average borrowings was due to the same factors as discussed in the three-month period. The average cost of borrowings was 2.39% for the six months ended June 30, 2020 compared to 2.54% in the six months ended June 30, 2019. The decrease was mainly due to the same factors as discussed in the three-month period.

Provision for Credit Losses - Loans. The provision for credit losses - loans is determined as the amount to be added to the ACL - loans after net charge-offs have been deducted to bring the allowance to a level that is our best estimate of the net amount not expected to be collected on portfolio loans. For the three months ended June 30, 2020 and June 30, 2019, the provision for credit losses - loans was$56.6 million and $11.5 million, respectively. For the six months ended June 30, 2020 and June 30, 2019, the provision for credit losses - loans was $193.2 million and $21.7 million, respectively. See the section captioned “Non-Performing Loans and Non-Performing Assets” later in this discussion for further analysis of the provision for credit losses.

Provision for Credit Losses - HTM Securities. The provision for credit losses - HTM securities for the three and six month periods ended June 30, 2020, was $0, and $1.7 million, respectively. The ACL - HTM securities is based on our estimate of loss given anticipated defaults due to COVID-19 and deterioration in economic conditions.

STERLING BANCORP AND SUBSIDIARIES
Non-interest income. The components of non-interest income were as follows for the periods presented below:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Deposit fees and service charges	$5,345	$7,098	$11,968	$13,310
Accounts receivable management / factoring commissions and other fees	4,419	5,794	9,956	11,217
Bank owned life insurance	4,950	4,192	9,967	7,833
Loan commissions and fees	8,003	5,308	19,028	9,146
Investment management fees	1,379	2,050	3,225	3,950
Net gain (loss) on sale of securities	485	(528)	8,896	(13,712)
Net gain on called securities	—	—	4,880	—
Gain on sale of residential mortgage loans	—	—	—	8,313
Other	1,509	3,144	5,496	6,598
Total non-interest income	$26,090	$27,058	$73,416	$46,655

Non-interest income was $26.1 million for the three months ended June 30, 2020, compared to $27.1 million in the same period a year ago. Generally, unless otherwise stated below, the change in non-interest income for the three months ended June 30, 2020, compared to the three months ended June 30, 2019 was due to the same factors as between the six month periods.

Deposit fees and service charges were $5.3 million for the second quarter of 2020, which represented a $1.8 million decrease from the second quarter of 2019, which was mainly due to lower transaction volume as a result of the pandemic.

Bank owned life insurance (“BOLI”) income represents the change in the cash surrender value of life insurance policies owned by us. BOLI income was $5.0 million for the second quarter of 2020, compared to $4.2 million in the same period a year ago. Between the two periods, in the second half of 2019 we restructured the BOLI acquired in the merger with Astoria Financial Corporation (the “Astoria Merger”) by reinvesting the assets into securities that have a better risk adjusted return profile.

Loan commissions and fee income includes fees on lines of credit, loan servicing fees, loan syndication fees, collateral monitoring, and other loan related fees that are not included in interest income. Loan commissions and fees were $8.0 million for the three months ended June 30, 2020, compared to $5.3 million for the three months ended June 30, 2019. The increase was mainly due to fee income earned on operating leases of $3.8 million. Operating leases were acquired in the Santander portfolio acquisition that we completed in November 2019, which is discussed in Note 2. “Acquisitions.” In the six-month period ended June 30, 2020, loan fees also included gain on sale of equipment finance loans of $2.9 million.

When we analyze the results of our non-interest income, we exclude certain items, including gains and losses on sales of securities and the gain on sale of residential mortgage loans. Excluding net gain (loss) on sale of securities, non-interest income was $25.6 million for the second quarter of 2020 compared to $27.6 million for the second quarter of 2019.

Net gain (loss) on sale of securities represents net gains or losses incurred on the sale of securities from our AFS investment securities portfolio. Net gain (loss) on sale of securities is impacted significantly by changes in market interest rates and strategies we use to manage yield, liquidity and interest rate risk, and it is difficult to forecast the amount of net losses or gains consistently. We realized a net gain on sale of securities of $485 thousand in the three months ended June 30, 2020 compared to a loss of $528 thousand in the three months ended June 30, 2019. The net gain in 2020 and the net loss in 2019 was mainly due to the sale of municipal securities as we managed the portfolio in response to market conditions. For the six months ended June 30, 2020, we realized net gain on sale of securities of $8.9 million compared to a net loss of $13.7 million in 2019. We realized gains in 2020 to reduce the level of investment securities to total earning assets. We realized a loss in 2019 mainly due to the sale of $738.8 million of AFS securities. The proceeds were used to fund a portion of the commercial loans acquired from Woodforest and to reduce wholesale deposits and borrowings.

Net gain on called securities in the six months ended June 30, 2020 represents income earned on securities called of $139.8 million, which were mainly government agency securities.

STERLING BANCORP AND SUBSIDIARIES
Gain on sale of residential mortgage loans represents the net gain realized on the sale of residential mortgage loans held for sale in the first quarter of 2019. The sale was part of our strategy of increasing the percentage of commercial loans to total loans in our loan portfolio.

Other non-interest income principally includes fees for loan swaps, safe deposit rentals and foreign exchange fees. Other non-interest income declined to $1.5 million in 2020 from $3.1 million in 2019 and was mainly due to lower loan swap transaction volumes.

Non-interest expense. The components of non-interest expense were as follows for the periods presented below:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Compensation and benefits	$54,668	$54,473	$109,544	$110,463
Stock-based compensation plans	5,913	4,605	11,919	9,728
Occupancy and office operations	14,695	16,106	29,894	32,641
Information technology	7,312	9,047	15,330	17,722
Amortization of intangible assets	4,200	4,785	8,400	9,611
FDIC insurance and regulatory assessments	3,638	2,994	6,844	6,332
OREO, net	1,233	458	1,285	675
Charge for asset write-downs, retention and severance	—	—	—	3,344
Impairment related to financial centers and real estate consolidation strategy	—	14,398	—	14,398
Other non-interest expense	33,222	20,074	56,378	37,018
Total non-interest expense	$124,881	$126,940	$239,594	$241,932

Non-interest expense for the three months ended June 30, 2020 was $124.9 million, a $2.1 million decrease from $126.9 million for the three months ended June 30, 2019. The decrease between the periods was mainly a result of strong management of operating expenses, including continued execution of our real estate consolidation strategy and efficiencies in technology. Changes in the components of non-interest expense are discussed below.

Compensation and benefits expense was $54.7 million for the three months ended June 30, 2020, compared to $54.5 million for the three months ended June 30, 2019. The decline was due to lower payroll taxes. For the six months ended June 30, 2020, compensation and benefits declined $919 thousand, which was mainly due to a decline in our full time equivalent employees between the periods.

Stock-based compensation plans expense was $5.9 million in the second quarter of 2020, compared to $4.6 million in the second quarter of 2019. For the six months ended June 30, 2020, stock based compensation plans expense increased $2.2 million. The increases were due to a greater percentage of compensation paid to our executive management and senior personnel in stock awards to better align the interests of management and employees to those of our stockholders. For additional information related to our employee benefit plans and stock-based compensation, see Note 11. “Stock-Based Compensation” in the notes to consolidated financial statements included elsewhere in this report.

Occupancy and office operations expense was $14.7 million in the second quarter of 2020, compared to $16.1 million in the second quarter of 2019. For the six months ended June 30, 2020 occupancy and office operations expense declined by $2.7 million. At June 30, 2020, we had 78 financial center locations, compared to 97 financial centers at June 30, 2019.

Information technology expense, which mainly includes the cost of our loan and deposit operating systems and contracted service and maintenance associated with other data processing systems, was $7.3 million in the second quarter of 2020, compared to $9.0 million in the second quarter of 2019. For the six months ended June 30, 2020 information technology expense declined by $2.4 million. The decreases in information technology expense was mainly due to a decline in data processing expense.

STERLING BANCORP AND SUBSIDIARIES
Amortization of intangible assets expense mainly includes amortization of core deposit intangible assets, customer lists and non-compete agreements. Amortization of intangible assets was $4.2 million in the three months ended June 30, 2020, compared to $4.8 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, amortization of intangible assets expense declined by $1.2 million. The decreases in amortization expense were mainly due to the accelerated amortization of the core deposit intangible assets that were recorded in the Astoria Merger and other acquisitions. For additional information, see Note 6. “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included elsewhere in this report.

Charge for asset write-downs, retention and severance expense was $3.3 million for the six months ended June 30, 2019. In the year ago period we incurred a charge related to the Woodforest portfolio acquisition for professional fees, retention and severance, systems integration costs and an impairment of a lease assumed in the transaction.

Impairment related to financial centers and real estate consolidation strategy was $14.4 million for the three and six months ended June 30, 2019. This charge included a write-off of leasehold improvements, land and buildings, and the early termination of several long-term leases.

Other non-interest expense includes professional fees, depreciation expense on operating leases acquired in the Santander Portfolio Acquisition, advertising and promotion, communications, residential mortgage loan servicing, insurance, operational losses, commercial loan processing expenses, pension and post retirement plans, recruitment fees, taxes not included in income tax expense, travel and client entertainment, and colleague training expense. For the three months ended June 30, 2020, other non-interest expense was $33.2 million, compared to $20.1 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, other non-interest expense increased by $19.4 million. The increases were mainly due to incremental operating expenses of $3.7 million related to COVID-19 for charitable contributions, compensation and occupancy expenses and $9.7 million for the three month 2020 period and $10.5 million for the six month 2020 period of termination fees associated with the exit of FHLB borrowings. The three months and six months ended June 30, 2020 included depreciation expense on operating leases of $3.1 million and $6.6 million that did not occur in 2019. See Note 12. “Other Non-Interest Expense, Other Assets and Other Liabilities” in the notes to the consolidated financial statements included elsewhere in this report for details on significant components.

Income tax expense (benefit) was $7.1 million for the three months ended June 30, 2020 compared to $24.0 million for the three months ended June 30, 2019. Based on our results year to date, increased provision expense, and the resulting increase in the percentage of non-taxable income to taxable income, we reduced our estimated effective income tax rate to 12.5% for the six months ended June 30, 2020. Note that our estimated effective tax rate may fluctuate based on the amount of provision for credit losses that we record in the remainder of 2020. For the six months ended June 30, 2020, we recorded an income tax benefit of $932 thousand compared to income tax expense of $52.5 million for the six months ended June 30, 2019. Income tax expense was recorded at 21.0% in the three and six months ended June 30, 2019. For the six months ended June 30, 2020, income tax expense was impacted by two discrete items:

•Based on provisions of the CARES Act, we had an NOL carryback that resulted in an income tax benefit of $21.3 million. We recorded an accrual for uncertain tax positions of $11.5 million which is discussed in Note 10. “Income Taxes”. The net of these two items was an income tax benefit of $9.8 million.
•We recorded income tax expense of $778 thousand due to vesting of stock-based compensation.

See Note 10. “Income Taxes” in the notes to the consolidated financial statements included elsewhere in this report for additional information.

STERLING BANCORP AND SUBSIDIARIES
Portfolio Loans
The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the periods indicated.

	June 30, 2020		December 31, 2019
	Amount	%	Amount	%
Commercial:
C&I:
Traditional C&I	$3,361,655	15.1%	$2,355,031	11.0%
Asset-based lending	856,020	3.8	1,082,618	5.0
Payroll finance	124,354	0.6	226,866	1.1
Warehouse lending	1,567,186	7.0	1,330,884	6.2
Factored receivables	158,509	0.7	223,638	1.0
Equipment financing	1,699,805	7.6	1,800,564	8.4
Public sector finance	1,399,215	6.3	1,213,118	5.7
Total C&I	9,166,744	41.1	8,232,719	38.4
Commercial mortgage:
CRE	5,817,958	26.0	5,418,648	25.3
Multi-family	4,584,939	20.6	4,876,870	22.7
ADC	572,558	2.6	467,331	2.2
Total commercial mortgage	10,975,455	49.2	10,762,849	50.2
Total commercial	20,142,199	90.3	18,995,568	88.6
Residential mortgage	1,938,212	8.7	2,210,112	10.3
Consumer	214,856	1.0	234,532	1.1
Total portfolio loans	22,295,267	100.0%	21,440,212	100.0%
Allowance for credit losses	(365,489)		(106,238)
Total portfolio loans, net	$21,929,778		$21,333,974
Note: the percentages in the table above are rounded to the nearest tenth of a percent.

Overview. Total portfolio loans, net, increased $595.8 million to $21.9 billion at June 30, 2020, compared to $21.3 billion at December 31, 2019. This was mainly due to an increase in total commercial loans of $1.1 billion, which was offset by a decline in residential mortgage loans of $271.9 million, and the change in the ACL of $259.3 million. The change in total portfolio loans is consistent with our strategy of transitioning our portfolio composition to reduce residential mortgage loans and increase the proportion of commercial loans.

At June 30, 2020, total C&I loans comprised 41.1% of the total loan portfolio, compared to 38.4% at December 31, 2019. Commercial mortgage loans comprised 49.2% and 50.2% of the total loan portfolio at June 30, 2020 and December 31, 2019, respectively. Residential mortgage loans comprised 8.7% of the total loan portfolio at June 30, 2020, compared to 10.3% at December 31, 2019. Our goal, over time, is for our loan portfolio to consist of 45.0% traditional C&I and commercial finance; 45.0% commercial real estate; and 10.0% consumer and residential mortgage loans.

In the six months ended June 30, 2020, traditional C&I loans increased by $1.0 billion, which included $635.7 million of PPP loans originated in the second quarter of 2020. Warehouse lending loans increased $236.3 million, which was mainly due to the decline in residential mortgage interest rates and an increase in residential mortgage loan refinance activity. Public sector finance loans increased $186.1 million, driven by continued investment by local municipalities in infrastructure and other projects. These increases were partially offset by declines in asset-based lending loans of $226.6 million, which was due to decreases in borrowing bases as a result of reduced economic activity, a decline of $100.8 million in equipment finance loans, which included the sale of $98.4 million of small balance equipment finance loans and a decrease of $102.5 million in payroll finance loans, due to seasonal fluctuations and the impact of COVID-19 on our clients’ businesses.

CRE loans increased $399.3 million in the six months ended June 30, 2020. The increase was mainly due to strong demand for these loan products in our market area. Multi-family loans declined in the first six months of 2020 by $291.9 million, mainly due to run-off in broker originated loans that are not consistent with our strategy.

STERLING BANCORP AND SUBSIDIARIES

ADC loans, which are a component of commercial mortgage loans, increased $105.2 million in the six months ended June 30, 2020. This increase is mainly due to construction loans related to our affordable housing tax credit investments. Other ADC loans are generally originated to select clients, mostly within our immediate footprint.

Residential mortgage loans were $1.9 billion at June 30, 2020 compared to $2.2 billion at December 31, 2019. The decline was mainly due to repayments.

Included in our residential mortgage portfolio are loans that were originated in 2010 or earlier as interest-only adjustable rate mortgages (“ARM loans”) with terms of up to forty years, which have an initial fixed rate for five, seven or 10 years and convert into one year interest-only ARM loans at the end of the initial fixed rate period. Interest-only ARM loans require the borrower to pay interest only during the first ten years of the loan term, which typically results in a material increase in the borrower’s monthly payments upon conversion. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining term. There were $739.5 million of residential mortgage loans that were originated as interest only ARM loans at June 30, 2020 compared to $846.6 million at December 31, 2019.

Non-Performing Loans and Non-Performing Assets
The table below sets forth the amounts and categories of our NPAs at the dates indicated. There were no warehouse lending or public sector finance loans that were non-performing at such dates.

	June 30,	December 31,
	2020	2019
Non-accrual loans:
Traditional C&I	$27,962	$27,148
Asset-based lending	23,188	4,966
Payroll finance	882	9,396
Factored receivables	6,320	—
Equipment financing	53,083	33,050
Commercial real estate	37,394	26,213
Multi-family	9,884	3,400
ADC	30,434	434
Residential mortgage	60,308	62,275
Consumer	10,878	12,169
Total non-accrual loans	260,333	179,051
Accruing loans past due 90 days or more	272	110
Total NPLs	260,605	179,161
OREO	8,665	12,189
Total NPAs	$269,270	$191,350
TDRs accruing and not included above	$40,708	$49,807
Ratios:
NPLs to total loans	1.17%	0.84%
NPAs to total assets	0.87	0.63

NPAs and NPLs. NPLs include non-accrual loans and accruing loans past due 90 days or more. NPAs include NPLs and OREO. At June 30, 2020, total NPLs increased $81.4 million to $260.6 million compared to $179.2 million at December 31, 2019. Non-accrual loans were $260.3 million and loans 90 days past due and still accruing interest which were well secured and in the process of collection, were $272 thousand as of June 30, 2020. Non-accrual loans increased by $81.3 million to $260.3 million at June 30, 2020 from $179.1 million at December 31, 2019. The increase was mainly due to ADC, equipment finance, asset-based lending and commercial real estate loans, which are in the process of work-out or exit. Loans past due 90 days or more and still accruing was $272 thousand and are consumer loans that were in the process of being renewed.

TDRs. TDRs still accruing interest income are loans modified for borrowers that have experienced financial difficulties but are performing in accordance with the terms of their loan and were performing prior to the modification. Loan modification concessions may include actions such as an extension of the maturity date or the lowering of interest rates and monthly payments. At June 30, 2020, total TDRs were $75.8 million, of which $40.7 million were performing in accordance with their modified terms and $35.1 million were non-accrual. At December 31, 2019, total TDRs were $75.7 million of which $49.8 million were performing and $25.8 million were

STERLING BANCORP AND SUBSIDIARIES
non-accrual. The decrease in performing TDRs at June 30, 2020 was mainly due to the transfer to non-accrual of TDRs that were performing at December 31, 2019. Total charge-offs of TDR loans were $4.3 million and $554 thousand for the six months ended June 30, 2020 and 2019, respectively. TDR balances are detailed in the TDR section of Note 4. “Portfolio Loans” in the notes to the consolidated financial statements included elsewhere in this report. As of June 30, 2020, there were no commitments to lend additional funds to borrowers with loans that have been classified as TDRs.

Forbearance under the CARES Act. The CARES Act permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. On April 7, 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency, (the “Agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and provided practical expedients for evaluating whether loan modifications that occur in response to COVID-19 are TDRs. The Agencies confirmed with the Financial Accounting Standards Board that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not considered to be TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. We are applying this guidance to qualifying loan modifications.

At June 30, 2020, we had approved CARES Act conforming payment deferrals on outstanding loan balances as shown in the following table:

	Loan balance outstanding	Deferral of principal and interest	%
Commercial
C&I:
Traditional C&I	$3,361,655	$212,878	6.3%
Asset-based lending	856,020	—	—
Payroll finance	124,354	295	0.2
Warehouse lending	1,567,186	—	—
Factored receivables	158,509	—	—
Equipment finance	1,699,805	236,207	13.9
Public sector finance	1,399,215	—	—
Total C&I	9,166,744	449,380	4.9
Commercial mortgage:
Commercial real estate	5,817,958	749,318	12.9
Multi-family	4,584,939	197,758	4.3
ADC	572,558	17,353	3.0
Total commercial mortgage	10,975,455	964,429	8.8
Total commercial	20,142,199	1,413,809	7.0
Residential	1,938,212	293,389	15.1
Consumer	214,856	19,320	9.0
Total Portfolio loans	$22,295,267	$1,726,518	7.7%

Principal and interest deferrals were approved for 7.7% of our loan portfolio. Deferrals consist mainly of 90-day principal and interest deferral with the ability to extend an additional 90-day period at the Bank’s option. We are closely monitoring and working with our clients to determine ongoing deferral extensions and requests.

SBA PPP Loans. We are participating as a lender under the SBA’s PPP. As of June 30, 2020, we had nearly 3,300 loans totaling $649.4 million outstanding. We anticipate many of these loans will be forgiven in the third quarter of 2020 and are actively working with our borrowers to submit the required documentation to the SBA.

STERLING BANCORP AND SUBSIDIARIES
OREO. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO until such time as it is sold. When real estate is transferred to OREO, it is recorded at fair value less costs to sell. If the fair value less cost to sell is less than the loan balance, the difference is charged against the ACL. After transfer to OREO, we regularly update the fair value of the properties. Subsequent declines in fair value are charged to current earnings and included in other non-interest expense as part of OREO expense. At June 30, 2020, we had OREO properties with a recorded balance of $8.7 million, compared to $12.2 million at December 31, 2019. The decrease was mainly due to $2.7 million in sales and $1.5 million of write-downs to fair value. We had OREO additions of $732 thousand in the six months ended June 30, 2020.

Classification of Assets. Our determination as to the classification of our assets and the amount of our ACL are subject to review by our regulators, who can direct the charge-off of loans and order the establishment of additions to our ACL. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. As of June 30, 2020, we had $141.8 million of loans designated as “special mention” compared to $160.0 million at December 31, 2019. The decrease was mainly due to asset-based lending loans and small balance equipment finance loans which were classified substandard in the period.

On the basis of management’s review of our assets at June 30, 2020, classified assets consisted of substandard loans of $415.9 million and OREO of $8.7 million. Substandard loans were $295.4 million and OREO was $12.2 million at December 31, 2019. The increase in substandard loans in the six months ended June 30, 2020 was mainly related to asset-based lending loans, small balance equipment finance loans, commercial real estate loans and one ADC loan. Our asset resolution team is working with these borrowers to reduce the outstanding balances and maximize repayments.

ACL - Loans. The ACL - loans is a valuation account that is deducted from the amortized cost basis of portfolio loans to present the net amount expected to be collected on portfolio loans over their contractual life. See Note 1. “Basis of Financial Statement Presentation - (e) Accounting Principle Change” for additional detail regarding our ACL - loan calculation methodology.

Our estimate of credit losses at June 30, 2020 is based on the Moody’s June 2020 Forecast Vintage Baseline Scenario published July 4, 2020, which included the impact of economic developments such as the pandemic. The Moody’s baseline forecast incorporates a significant amount of macroeconomic assumptions and variables.

To address potential model uncertainties, we overlay qualitative factors to the quantitative results of loss estimates calculated under the assumptions above. The qualitative adjustments include the following:
•Lending policies and procedures including changes in lending strategies, underwriting standards, collection, write-off and recovery practices;
•Experience, ability and depth of management and lending and other relevant staff;
•Nature and volume of our loans and changes therein;
•Changes and expected changes in general market conditions of either the geographic area or industry related to our exposure;
•An adjustment for economic conditions during a reasonable and supportable period; and
•An adjustment for additional factors including data quality and changes in the number of assumptions used in quantitative models.

The ACL - loans increased from $106.2 million at December 31, 2019 to $365.5 million at June 30, 2020. The ACL - loans at June 30, 2020 represented 140.2% of non-performing loans and 1.64% of total portfolio loans. At December 31, 2019, the allowance for loan losses represented 59.3% of non-performing loans and 0.50% of total portfolio loans.

STERLING BANCORP AND SUBSIDIARIES
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

	June 30, 2020			December 31, 2019
	Allowance for credit losses	Loan balance	% of ACL to loan balance	Allowance for loan losses	Loan balance	% of ALLL to loan balance
Traditional C&I	$44,514	$3,361,655	1.32%	$15,951	$2,355,031	0.68%
Asset-based lending	30,853	856,020	3.60	14,272	1,082,618	1.32
Payroll finance	1,931	124,354	1.55	2,064	226,866	0.91
Warehouse lending	668	1,567,186	0.04	917	1,330,884	0.07
Factored receivables	10,586	158,509	6.68	654	223,638	0.29
Equipment financing	78,172	1,699,805	4.60	16,723	1,800,564	0.93
Public sector finance	3,765	1,399,215	0.27	1,967	1,213,118	0.16
CRE	98,905	5,817,958	1.70	27,965	5,418,648	0.52
Multi-family	36,652	4,584,939	0.80	11,440	4,876,870	0.23
ADC	18,195	572,558	3.18	4,732	467,331	1.01
Residential mortgage	33,955	1,938,212	1.75	7,598	2,210,112	0.34
Consumer	7,293	214,856	3.39	1,955	234,532	0.83
Total	$365,489	$22,295,267	1.64	$106,238	$21,440,212	0.50

Collateral Dependent Loans. A loan must meet both of the following conditions to be considered collateral dependent:
• We expect repayment of the financial asset to be provided substantially through the operation or sale of the collateral.
• We determined the borrower is experiencing financial difficulty as of the financial statement date.

Generally loans are identified as collateral dependent when the loan is in foreclosure, is a TDR or is a loan that was measured for impairment at December 31, 2019 (see below). For collateral dependent loans, we measure the expected credit losses based on the difference between the fair value of the collateral and the amortized cost basis. If the loan is in foreclosure, or we determine foreclosure is probable, we reduce the fair value of the collateral by costs to sell the asset. If we expect repayment from the operation of the asset, we do not reduce for the cost to sell.

Collateral dependent loans were $160.0 million at June 30, 2020. The increase in collateral dependent loans compared to impaired loans at December 31, 2019, was mainly due to one ADC relationship, asset-based lending loans, equipment finance loans and the adoption of the CECL Standard, which impacted the classification of collateral dependent equipment finance and residential mortgage loans. Prior to 2020, equipment finance and residential mortgage loans were measured for impairment only if the loan balance exceeded $750 thousand. As our CECL methodology allows us to determine fair value and expected credit losses for each loan individually, we now consider loans collateral dependent based on the criteria discussed above.

Impaired Loans. Before we implemented the CECL Standard, a loan was impaired when it was probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loan values were based on one of three measures: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan was less than its recorded investment, our practice was to write-down the loan against the allowance for loan losses so the recorded investment matched the impaired value of the loan. Impaired loans generally included a portion of non-performing loans and accruing and performing TDR loans. At December 31, 2019, we held impaired loans of $109.0 million.

Changes in Financial Condition between June 30, 2020 and December 31, 2019
Total assets increased $253.4 million to $30.8 billion at June 30, 2020, compared to $30.6 billion at December 31, 2019. Components of the change in total assets were:
•Commercial loans increased by $1.1 billion to $20.1 billion at June 30, 2020, compared to $19.0 billion at December 31, 2019. The majority of this increase is related to SBA PPP loans funded in the second quarter of 2020.
•Residential mortgage loans held in our loan portfolio declined by $271.9 million to $1.9 billion at June 30, 2020 compared to $2.2 billion at December 31, 2019. This decline was mainly due to repayments.

STERLING BANCORP AND SUBSIDIARIES
•Total investment securities declined by $529.7 million to $4.5 billion at June 30, 2020, compared to $5.1 billion at December 31, 2019, mainly due to sales and calls of securities.
•Other assets increased by $217.8 million to $1.1 billion at June 30, 2020, compared to $840.9 million at December 31, 2019. The components of other assets are as follows:

	June 30,	December 31,
	2020	2019
Low income housing tax credit investments	$399,336	$386,824
Right of use asset for operating leases	102,379	112,226
Fair value of swaps (see Note 9)	174,553	67,318
Cash on deposit as swap collateral net of settlement	95,510	93,606
Operating leases - equipment and vehicles leased to others	61,497	72,291
Other assets	225,386	108,603
	$1,058,661	$840,868
The table above includes the following items:
•We have invested in various limited partnerships that sponsor affordable housing projects using low income housing tax credits.
•The right of use assets for operating leases represents the asset recognized under the lease accounting standard which requires all operating leases to be recorded in the consolidated balance sheets, which are discussed in Note 15. “Commitments and Contingencies” in the notes to consolidated financial statements included elsewhere in this report.
•Fair value of swaps reflects the change in value since date of inception of our back-to-back commercial client loan swap program and positions, which are discussed in Note 9. “Derivatives” in the notes to consolidated financial statements included elsewhere in this report. The increase was mainly due to the decline in interest rates in the first half of 2020.
•Cash on deposit as swap collateral net of settlement represents amounts on deposit with third parties net of settlement to market for exchange traded and over the counter swaps.
•Other assets include cash on deposit as collateral for swaps, income taxes, prepaid insurance, prepaid property taxes, prepaid maintenance, accounts receivable and miscellaneous assets. The increase was mainly due to an increase in cash on deposit as collateral for swaps due to the decline in interest rates.

Total liabilities increased $299.3 million to $26.4 billion at June 30, 2020, compared to $26.1 billion at December 31, 2019. The decrease was mainly due to the following:
•Total deposits increased $1.2 billion to $23.6 billion at June 30, 2020, compared to $22.4 billion at December 31, 2019. Our core deposits were $21.9 billion at June 30, 2020, which represented 92.8% of our total deposit balances.
◦Municipal deposits decreased $264.0 million to $1.7 billion at June 30, 2020, compared to $2.0 billion at December 31, 2019. The decrease was mainly due to seasonal factors as tax collections generally increase these balances at the end of the first and third quarters.
◦Brokered deposits declined $301.4 million to $1.6 billion at June 30, 2020, compared to $1.9 billion at December 31, 2019. The decrease was due to a change in funding mix as a result of other deposit inflows.
•PPPLF borrowings increased $568.4 million at June 30, 2020. These borrowings are collateralized by PPP loans.
The increases above were partially offset by the following decreases:
•FHLB borrowings decreased $1.3 billion to $1.0 billion at June 30, 2020, compared to $2.2 billion at December 31, 2019, which was mainly the result of an increase in deposits and PPPLF borrowings.
•Other liabilities declined $22.3 million to $671.1 million at June 30, 2020, compared to $693.5 million at December 31, 2019. The decrease was mainly due to funding of accrued affordable housing commitments and payout of accruals for 2019 compensation.

Supplemental Reporting of Non-GAAP Financial Measures
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance and to assess our performance compared to our annual budget and strategic plans. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors, analysts, regulators and others information that we use to manage and evaluate our performance each period. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements, and notes

STERLING BANCORP AND SUBSIDIARIES
thereto for the quarter ended June 30, 2020 included elsewhere in this report, and the year ended December 31, 2019, included in the 2019 Form 10-K.

	June 30,
	2020	2019
The following table shows the reconciliation of pretax pre-provision net revenue to adjusted pretax pre-provision net revenue(1):
Net interest income	$213,299	$231,839
Non-interest income	26,090	27,058
Total net interest income and non-interest income	239,389	258,897
Non-interest expense	124,881	126,940
Pretax pre-provision net revenue	114,508	131,957

Adjustments:
Net (gain) loss on sale of securities	(485)	528
Loss on extinguishment of debt	9,723	—
Impairment related to financial centers and real estate consolidation strategy	—	14,398
Amortization of non-compete agreements and acquired customer list intangible assets	172	200
Adjusted pretax pre-provision net revenue including accretion income	123,918	147,083
Accretion income	(10,086)	(23,745)
Adjusted pretax pre-provision net revenue excluding accretion income	$113,832	$123,338

See legend beginning on page 79.

	June 30,
	2020	2019
The following table shows the reconciliation of stockholders’ equity to tangible common equity and the tangible common equity ratio [2]:
Total assets	$30,839,893	$30,237,545
Goodwill and other intangibles	(1,785,446)	(1,777,748)
Tangible assets	29,054,447	28,459,797
Stockholders’ equity	4,484,187	4,459,158
Preferred stock	(137,142)	(138,011)
Goodwill and other intangibles	(1,785,446)	(1,777,748)
Tangible common stockholders’ equity	2,561,599	2,543,399
Common stock outstanding at period end	194,458,805	205,187,243
Common stockholders’ equity as a % of total assets	14.10%	14.29%
Book value per common share	$22.35	$21.06
Tangible common equity as a % of tangible assets	8.82%	8.94%
Tangible book value per common share	$13.17	$12.40
See legend beginning on page 79.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
The following table shows the reconciliation of reported return on average tangible assets and adjusted return on average tangible assets [3]:
Average assets	$30,732,914	$29,666,951	$30,608,673	$30,201,974
Average goodwill and other intangibles	(1,788,200)	(1,780,885)	(1,790,300)	(1,768,763)
Average tangible assets	28,944,714	27,886,066	28,818,373	28,433,211
Net income available to common stockholders	48,820	94,473	60,991	193,921
Net income, if annualized	196,353	378,930	122,317	391,056
Reported return on average tangible assets	0.68%	1.36%	0.42%	1.38%
Adjusted net income (non-GAAP)	$56,926	$105,124	$53,733	$212,408
Annualized adjusted net income	228,955	421,651	107,761	428,337
Adjusted return on average tangible assets (non-GAAP)	0.79%	1.51%	0.38%	1.51%
See legend beginning on page 76.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
The following table shows the reconciliation of reported net income and reported EPS (GAAP) to adjusted net income available to common stockholders (non-GAAP) and adjusted diluted EPS (non-GAAP)[4]:
Income before income tax expense	$57,902	$120,457	$64,007	$250,368
Income tax (benefit) expense	7,110	23,997	(932)	52,471
Net income (GAAP)	50,792	96,460	64,939	197,897
Adjustments:
Net (gain) loss on sale of securities	(485)	528	(8,896)	13,712
Impairment related to financial centers and real estate consolidation strategy	—	14,398	—	14,398
Net (gain) on sale of residential mortgage loans	—	—	—	(8,313)
Charge for asset write-downs, retention and severance	—	—	—	3,344
Net loss (gain) on extinguishment of borrowings	9,723	—	10,467	(46)
Amortization of non-compete agreements and acquired customer lists	172	200	343	441
Total pre-tax adjustments	9,410	15,126	1,914	23,536
Adjusted pre-tax income	67,312	135,583	65,921	273,904
Adjusted income tax expense	8,414	28,472	8,240	57,520
Adjusted net income (non-GAAP)	58,898	107,111	57,681	216,384
Preferred stock dividend	1,972	1,987	3,948	3,976
Adjusted net income available to common stockholders (non-GAAP)	$56,926	$105,124	$53,733	$212,408

Weighted average diluted shares	193,604,431	207,376,239	195,168,557	210,419,425
Diluted EPS as reported (GAAP)	$0.25	$0.46	$0.31	$0.92
Adjusted diluted EPS (non-GAAP)	0.29	0.51	0.28	1.01
See legend beginning on page 76.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
The following table shows the reconciliation of reported return on average tangible common stockholders’ equity and adjusted return on average tangible common stockholders’ equity [5]:
Average stockholders’ equity	$4,464,403	$4,423,910	$4,485,470	$4,419,703
Average preferred stock	(137,361)	(138,142)	(137,470)	(138,245)
Average goodwill and other intangibles	(1,788,200)	(1,780,885)	(1,790,300)	(1,768,763)
Average tangible common stockholders’ equity	2,538,842	2,504,883	2,557,700	2,512,695
Net income available to common stockholders	48,820	94,473	60,991	193,921
Net income, if annualized	196,353	378,930	122,317	391,056
Reported return on average tangible common stockholders’ equity	7.73%	15.13%	4.78%	15.56%
Adjusted net income (non-GAAP)	$56,926	$105,124	$53,733	$212,408
Annualized adjusted net income	228,955	421,651	107,761	428,337
Adjusted return on average tangible common stockholders’ equity (non-GAAP)	9.02%	16.83%	4.21%	17.05%
See legend beginning on page 76.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
The following table shows the reconciliation of the reported operating efficiency ratio and adjusted operating efficiency ratio[6]:
Net interest income	$213,299	$231,839	$425,071	$467,345
Non-interest income	26,090	27,058	73,416	46,655
Total revenue	239,389	258,897	498,487	514,000
Tax equivalent adjustment on securities	3,411	3,834	6,865	7,781
Loss on termination of pension plan	—	—	—	—
Net (gain) loss on sale of securities	(485)	528	(8,896)	13,712
Net (gain) on sale of residential mortgage loans	—	—	—	(8,313)
Depreciation of operating leases	(3,136)	—	(6,628)	—
Adjusted total revenue (non-GAAP)	239,179	263,259	489,828	527,180
Non-interest expense	124,881	126,940	239,594	241,932
Impairment related to financial centers and real estate consolidation strategy	—	(14,398)	—	(14,398)
Charge for asset write-downs, systems integration, retention and severance	—	—	—	(3,344)
Net (loss) gain on extinguishment of borrowings	(9,723)	—	(10,467)	46
Depreciation of operating leases	(3,136)	—	(6,628)	—
Amortization of intangible assets	(4,200)	(4,785)	(8,400)	(9,611)
Adjusted non-interest expense (non-GAAP)	$107,822	$107,757	$214,099	$214,625
Reported operating efficiency ratio (non-GAAP)	52.2%	49.0%	48.1%	47.1%
Adjusted operating efficiency ratio (non-GAAP)	45.1	40.9	43.7	40.7
_______________
See legend beginning below.

1 Pretax pre-provision net revenue represents our net interest income plus non-interest income less operating expenses before tax. With the adoption of CECL and the impact of the COVID-19 pandemic, we are providing this information so readers may make comparison of our results to prior periods.

STERLING BANCORP AND SUBSIDIARIES

2 Common stockholders’ equity as a percentage of total assets, book value per common share, tangible common equity as a percentage of tangible assets and tangible book value per common share are non-GAAP measures that provide information to help assess our capital position and financial strength. We believe tangible book value measures improve comparability to other banking organizations that have not engaged in acquisitions that have resulted in the accumulation of goodwill and other intangible assets.

3 Reported return on average tangible assets and adjusted return on average tangible assets are non-GAAP measures that provide information to help assess our profitability.

4 Adjusted net income available to common stockholders and adjusted EPS are non-GAAP measures that present a summary of our earnings, which includes adjustments to exclude certain revenues and expenses (generally associated with discrete merger transactions and non-recurring strategic plans) to help in assessing our recurring profitability. For the purpose of calculating adjusted net income available for common stockholders and adjusted EPS, income tax expense is calculated using the estimated effective income tax rate for the full year in effect for the particular period end, as we believe this is a more accurate presentation of run rate income tax expense and earnings.

5 Reported return on average tangible common stockholders’ equity and the adjusted return on average tangible common stockholders’ equity are non-GAAP measures that provide information to evaluate the use of our tangible common equity.

6 The reported operating efficiency ratio is a non-GAAP measure calculated by dividing our GAAP non-interest expense by the sum of our GAAP net interest income plus GAAP non-interest income. The adjusted operating efficiency ratio is a non-GAAP measure calculated by dividing non-interest expense adjusted for intangible asset amortization and certain expenses generally associated with discrete merger transactions and non-recurring strategic plans by the sum of net interest income plus non-interest income plus the tax equivalent adjustment on securities income and elimination of the impact of gain or loss on sale of securities. The adjusted operating efficiency ratio is a measure we use to assess our operating performance.

Liquidity and Capital Resources
Capital. Stockholders’ equity was $4.5 billion as of June 30, 2020, a decrease of $45.9 million relative to December 31, 2019. The decrease was due to the repurchase of 4,900,759 common shares at a cost of $81.0 million, the adoption of the CECL Standard, which reduced capital by $54.3 million and declared dividends of $27.4 million on common stock and $4.4 million on preferred stock. These decreases were partially offset by net income of $50.8 million, an increase in accumulated other comprehensive gain of $48.4 million, which was primarily due to an increase in the fair value of our AFS portfolio, and an increase of stock option exercises and stock-based compensation of $515 thousand.

We paid dividends of $0.07 per common share in each quarter of 2019 and the first two quarters of 2020. Most recently, our Board of Directors declared a dividend of $0.07 per common share on July 22, 2020, which is payable August 17, 2020 to our holders as of the record date of August 3, 2020. We paid dividends of $16.25 per preferred share in each quarter of 2019 and the first two quarters of 2020. In addition, on July 15, 2020, we paid a dividend of $16.25 per preferred share.

Basel III Capital Rules. The Basel III Capital Rules were fully phased in on January 1, 2019. The rules are discussed in Note 14. “Stockholders’ Equity - Regulatory Capital Requirements” in the notes to consolidated financial statements included elsewhere in this report.

Liquidity. As discussed in our 2019 Form 10-K, our liquidity position is continuously monitored and we make adjustments to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic activity, volatility in the financial markets, unexpected credit events or other significant occurrences. Contingencies have been expanded to include analysis of the impact to cash flows associated with outstanding forbearance agreements and other factors associated with the pandemic. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of June 30, 2020, our management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on us.

At June 30, 2020, the Bank had $324.7 million in cash and cash equivalents on hand and unused borrowing capacity at the FHLB of $5.9 billion. In addition, the Bank may purchase federal funds from other institutions and enter into additional repurchase agreements. The Bank had $2.8 billion of unencumbered securities available to pledge as collateral as of June 30, 2020. On March 15, 2020, the FRB

STERLING BANCORP AND SUBSIDIARIES
reduced reserve requirements ratios to zero effective March 26, 2020, which eliminated our reserve requirement as of June 30, 2020. Prior to that time, we maintained deposits at the FRB of New York in compliance with our reserve requirements.

We are a bank holding company and do not conduct operations. Our primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. At June 30, 2020, the Bank had capacity to pay approximately $81.4 million of dividends to us under regulatory guidelines without prior regulatory approval.

We had cash on hand of $84.8 million at June 30, 2020. In the first six months of 2020, we received dividends from the Bank of $120.0 million and our primary uses of cash were $81.0 million for common stock repurchases, $31.8 million for dividends and $173.5 million for repaying the Senior Notes.

Effective August 27, 2019 we renewed our $35.0 million credit facility with a financial institution. The use of proceeds are for general corporate purposes. The credit facility has no outstanding balance and requires us and the Bank to maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. We and the Bank were in compliance with all requirements at June 30, 2020. We expect to renew this facility for another year during the third quarter of 2020.

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

STERLING BANCORP AND SUBSIDIARIES
Estimated Changes in EVE and NII. The table below sets forth, as of June 30, 2020, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$4,291,331	$645,843	17.7%	$1,069,074	$173,526	19.4%
+200	4,215,246	569,758	15.6	1,011,437	115,889	12.9
+100	3,997,167	351,679	9.6	953,093	57,545	6.4
0	3,645,488	—	—	895,548	—	—
-100	3,106,298	(539,190)	(14.8)	838,521	(57,027)	(6.4)
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

During the six months ended June 30, 2020, the federal funds target rate was lowered from 1.50 - 1.75% to 0.00 - 0.25% in an effort to mitigate the effects of COVID-19 on economic activity. U.S. Treasury yields with two year maturities decreased 142 basis points from 1.58% to 0.16% over the six months ended June 30, 2020, while the yield on U.S. Treasury 10-year notes decreased 126 basis points from 1.92% to 0.66%. The greater decrease in interest rates on short-term maturities relative to the lesser decrease in interest rates on longer-terms maturities resulted in a steeper 2-10 year U.S. Treasury yield curve at June 30, 2020 compared to December 31, 2019.  At its June 2020 meeting, the Federal Open Markets Committee (the “FOMC”) stated that it expects to maintain the federal funds target rate until it is confident that the economy has weathered recent events and is on-track to achieve its maximum employment and price goals. The FOMC further stated that in determining the timing adjustments to the stance of monetary policy, the Committee will assess realized and expected economic conditions relative to its maximum employment objective and its symmetric 2 percent inflation objective.

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

Changes in Internal Controls
The adoption of the CECL Standard did result in new policies and procedures regarding, and introduced new controls over, the review of economic forecasting projections obtained from Moody’s. However, the internal controls for CECL are substantially similar to the internal controls used under GAAP prior to adoption of the CECL Standard for the allowance for loan losses. As a result, we concluded there were no changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

While we have not experienced a significant impact on the availability of our employees to date, given the markets we operate in, our colleagues are at risk of being exposed to COVID-19. While we have taken meaningful steps and precautions to ensure their health and well-being, COVID-19 could still impact our colleagues’ ability to work effectively and availability due to illness, quarantines, government actions, financial center closures or other reasons. In particular, our financial centers present an increased risk of exposure for our employees. If our employees are not able to work as effectively or a substantial number of employees are unable to work due to COVID-19, our business would be adversely effected.

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

The pandemic has also influenced the recognition of credit losses in our loan portfolio and increased our allowance for credit losses. During the six months ended June 30, 2020, approximately $150.0 million of the $193.2 million provision for credit losses - loans recorded was a result of changing our forecast and model assumptions due to COVID-19. In the second quarter of 2020, we entered into $1.7 billion of loan payment deferral agreements with borrowers. The pandemic may continue to have a material adverse effect on our loan portfolio, particularly as businesses remain closed and as more clients may need to draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairments in future periods on the securities we hold, as well as reductions in other comprehensive income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
We did not purchase any of our common stock during the second quarter of 2020. We have 6,671,776 shares remaining for repurchase under our Board approved stock repurchase plan:

	Total Number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
Period (2020)
April 1 — April 30	—	$—	—
May 1— May 30	—	—	—
June 1 — June 30	—	—	—
Total	—	—	—	6,671,776

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

Sterling Bancorp

Date:	July 30, 2020	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	July 30, 2020	By:	/s/ Luis Massiani
Luis Massiani
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)