Form 10-Q
period 2020-09-30
STERLING BANCORP
filed 2020-10-30
CIK 1070154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-35385
______________________________
STERLING BANCORP
(Exact Name of Registrant as Specified in its Charter)
______________________________

Delaware		80-0091851
(State or Other Jurisdiction of		(IRS Employer ID No.)
Incorporation or Organization)
Two Blue Hill Plaza, 2nd Floor
Pearl River,	New York	10965
(Address of Principal Executive Office)		(Zip Code)
(845) 369-8040
(Registrant’s Telephone Number including area code)
______________________________

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	STL	New York Stock Exchange
Depositary Shares, each representing 1/40 interest in a share of 6.50% Non-Cumulative Perpetual Preferred Stock, Series A	STLPRA	New York Stock Exchange
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares outstanding as of October 29 2020
$0.01 per share	194,360,590

STERLING BANCORP AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
ASSETS:
Cash and due from banks	$437,558	$329,151
Securities available for sale, at estimated fair value	2,419,458	3,095,648
Securities held to maturity (“HTM”), net of allowance for credit losses of $1,499 at September 30, 2020	1,781,892	1,979,661
Loans held for sale	36,826	8,125
Portfolio loans	22,281,940	21,440,212
Allowance for credit losses - loans	(325,943)	(106,238)
Portfolio loans, net	21,955,997	21,333,974
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, at cost	167,293	251,805
Accrued interest receivable	102,379	100,312
Premises and equipment, net	217,481	227,070
Goodwill	1,683,482	1,683,482
Other intangible assets, net	97,764	110,364
Bank owned life insurance (“BOLI”)	625,236	613,848
Other real estate owned	6,919	12,189
Other assets	1,085,437	840,868
Total assets	$30,617,722	$30,586,497
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$24,255,333	$22,418,658
FHLB and other borrowings	397,000	2,245,653
Paycheck Protection Program Lending Facility	117,497	—
Repurchase agreements	35,223	22,678
Senior Notes	—	173,504
Subordinated Notes - Bank	173,370	173,182
Subordinated Notes - Company	270,445	270,941
Mortgage escrow funds	84,031	58,316
Other liabilities	727,038	693,452
Total liabilities	26,059,937	26,056,384
Commitments and Contingent liabilities (See Note 15. “Commitments and Contingencies”)
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; 135,000 shares issued and outstanding at September 30, 2020 and December 31, 2019)	136,917	137,581
Common stock (par value $0.01 per share; 310,000,000 shares authorized at September 30, 2020 and December 31, 2019; 229,872,925 shares issued at September 30, 2020 and December 31, 2019; 194,458,841 and 198,455,324 shares outstanding at September 30, 2020 and December 31, 2019, respectively)	2,299	2,299
Additional paid-in capital	3,761,216	3,766,716
Treasury stock, at cost (35,414,120 shares at September 30, 2020 and 31,417,601 shares at December 31, 2019)	(660,312)	(583,408)
Retained earnings	1,229,799	1,166,709
Accumulated other comprehensive income, net of tax expense of $33,563 at September 30, 2020 and $15,361 at December 31, 2019	87,866	40,216
Total stockholders’ equity	4,557,785	4,530,113
Total liabilities and stockholders’ equity	$30,617,722	$30,586,497
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Income Statements (Unaudited)
(Dollars in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest and dividend income:
Loans and loan fees	$213,009	$254,414	$668,352	$772,992
Securities taxable	18,623	21,977	58,107	74,456
Securities non-taxable	12,257	13,491	38,085	42,771
Other earning assets	769	5,327	6,867	16,847
Total interest and dividend income	244,658	295,209	771,411	907,066
Interest expense:
Deposits	18,251	48,330	92,142	142,454
Borrowings	8,583	23,558	36,374	73,946
Total interest expense	26,834	71,888	128,516	216,400
Net interest income	217,824	223,321	642,895	690,666
Provision for credit losses - loans	31,000	13,700	224,183	35,400
Provision for credit losses - held to maturity securities	(1,000)	—	703	—
Net interest income after provision for credit losses	187,824	209,621	418,009	655,266
Non-interest income:
Deposit fees and service charges	5,960	6,582	17,928	19,891
Accounts receivable management / factoring commissions and fees	5,393	6,049	15,349	17,265
Bank owned life insurance	5,363	8,066	15,331	15,900
Loan commissions and fees	7,290	6,285	26,317	15,431
Investment management fees	1,735	1,758	4,960	5,708
Net gain (loss) on sale of securities	642	6,882	9,539	(6,830)
Net gain on called securities	—	—	4,880	—
Gain on termination of pension plan	—	12,097	—	12,097
Gain on sale of residential mortgage loans	—	—	—	8,313
Other	1,842	4,111	7,337	10,710
Total non-interest income	28,225	51,830	101,641	98,485
Non-interest expense:
Compensation and benefits	55,960	52,850	165,504	163,313
Stock-based compensation plans	5,869	4,565	17,788	14,293
Occupancy and office operations	14,722	15,836	44,616	48,477
Information technology	8,422	8,545	23,752	26,267
Amortization of intangible assets	4,200	4,785	12,600	14,396
FDIC insurance and regulatory assessments	3,332	3,194	10,176	9,526
Other real estate owned expense, net	151	79	1,436	754
Charge for asset write-downs, retention and severance	—	—	—	3,344
Impairment related to financial centers and real estate consolidation strategy	—	—	—	14,398
Loss on extinguishment of borrowings	6,241	—	16,713	—
Other	20,465	16,601	66,371	53,619
Total non-interest expense	119,362	106,455	358,956	348,387
Income before income tax expense	96,687	154,996	160,694	405,364
Income tax expense	12,280	32,549	11,348	85,020
Net income	84,407	122,447	149,346	320,344
Preferred stock dividend	1,969	1,982	5,917	5,958
Net income available to common stockholders	$82,438	$120,465	$143,429	$314,386
Weighted average common shares:
Basic	193,494,929	203,090,365	194,436,137	207,685,051
Diluted	193,715,943	203,566,582	194,677,020	208,108,575
Earnings per common share:
Basic	$0.43	$0.59	$0.74	$1.51
Diluted	0.43	0.59	0.74	1.51
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$84,407	$122,447	$149,346	$320,344
Other comprehensive income, before tax:
Change in unrealized holding gains on securities available for sale	(1,296)	29,085	76,815	168,592
Unrealized (loss) on transfer of securities held to maturity to available for sale	—	—	—	(11,813)
Reclassification adjustment for net realized (gains) losses included in net income	(642)	(6,882)	(9,539)	6,830
Accretion of net unrealized loss on securities transferred to held to maturity	131	119	288	2,658
Change in the actuarial loss of defined benefit plan and post-retirement benefit plans	779	(15,706)	(1,712)	(12,757)
Total other comprehensive (loss) income, before tax	(1,028)	6,616	65,852	153,510
Deferred tax benefit (expense) related to other comprehensive income	284	(1,828)	(18,202)	(42,431)
Other comprehensive (loss) income, net of tax	(744)	4,788	47,650	111,079
Comprehensive income	$83,663	$127,235	$196,996	$431,423
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share and per share data)

	Number of common shares	Preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity
Balance at January 1, 2019	216,227,852	$138,423	$2,299	$3,776,461	$(213,935)	$791,550	$(65,945)	$4,428,853
Net income	—	—	—	—	—	101,437	—	101,437
Other comprehensive income	—	—	—	—	—	—	59,335	59,335
Stock options & other stock transactions, net	3,893	—	—	—	49	6	—	55
Restricted stock awards, net	1,331,674	—	—	(24,626)	12,818	12,913	—	1,105
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(15,079)	—	(15,079)
Cash dividends declared ($16.25 per preferred share)	—	(205)	—	—	—	(1,989)	—	(2,194)
Purchase of treasury stock	(8,002,595)	—	—	—	(154,289)	—	—	(154,289)
Balance at March 31, 2019	209,560,824	138,218	2,299	3,751,835	(355,357)	888,838	(6,610)	4,419,223
Net income	—	—	—	—	—	96,460	—	96,460
Other comprehensive income	—	—	—	—	—	—	46,956	46,956
Stock options & other stock transactions, net	168,169	—	—	—	1,410	424	—	1,834
Restricted stock awards, net	(39,697)	—	—	5,291	(887)	—	—	4,404
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(14,611)	—	(14,611)
Cash dividends declared ($16.25 per preferred share)	—	(207)	—	—	—	(1,987)	—	(2,194)
Purchase of treasury stock	(4,502,053)	—	—	—	(92,914)	—	—	(92,914)
Balance at June 30, 2019	205,187,243	138,011	2,299	3,757,126	(447,748)	969,124	40,346	4,459,158
Net income	—	—	—	—	—	122,447	—	122,447
Other comprehensive income	—	—	—	—	—	—	4,788	4,788
Stock options & other stock transactions, net	43,935	—	—	—	367	141	—	508
Restricted stock awards, net	(30,248)	—	—	4,920	(694)	78	—	4,304
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(14,305)	—	(14,305)
Cash dividends declared ($16.25 per preferred share)	—	(212)	—	—	—	(1,982)	—	(2,194)
Purchase of treasury stock	(2,808,046)	—	—	—	(53,739)	—	—	(53,739)
Balance at September 30, 2019	202,392,884	$137,799	$2,299	$3,762,046	$(501,814)	$1,075,503	$45,134	$4,520,967

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share and per share data)

	Number of common shares	Preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balance at January 1, 2020	198,455,324	$137,581	$2,299	$3,766,716	$(583,408)	$1,166,709	$40,216	$4,530,113
Cumulative effect of change in accounting principle (see Note 1. “Basis of Financial Statement Presentation”)	—	—	—	—	—	(54,254)	—	(54,254)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	198,455,324	137,581	2,299	3,766,716	(583,408)	1,112,455	40,216	4,475,859
Net income	—	—	—	—	—	14,147	—	14,147
Other comprehensive income	—	—	—	—	—	—	27,405	27,405
Stock options & other stock transactions, net	41,000	—	—	—	346	68	—	414
Restricted stock awards, net	865,091	—	—	(17,208)	4,025	14,776	—	1,593
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(13,768)	—	(13,768)
Cash dividends declared ($16.25 per preferred share)	—	(218)	—	—	—	(1,976)	—	(2,194)
Purchase of treasury stock	(4,900,759)	—	—	—	(81,032)	—	—	(81,032)
Balance at March 31, 2020	194,460,656	137,363	2,299	3,749,508	(660,069)	1,125,702	67,621	4,422,424
Net income	—	—	—	—	—	50,792	—	50,792
Other comprehensive income	—	—	—	—	—	—	20,989	20,989
Stock options & other stock transactions, net	10,000	—	—	—	95	6	—	101
Restricted stock awards, net	(11,851)	—	—	5,966	(249)	5	—	5,722
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(13,648)	—	(13,648)
Cash dividends declared ($16.25 per preferred share)	—	(221)	—	—	—	(1,972)	—	(2,193)
Balance at June 30, 2020	194,458,805	137,142	2,299	3,755,474	(660,223)	1,160,885	88,610	4,484,187
Net income	—	—	—	—	—	84,407	—	84,407
Other comprehensive loss	—	—	—	—	—	—	(744)	(744)
Stock options & other stock transactions, net	9,500	—	—	—	90	5	—	95
Restricted stock awards, net	(9,463)	—	—	5,742	(179)	16	—	5,579
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(13,545)	—	(13,545)
Cash dividends declared ($16.25 per preferred share)	—	(225)	—	—	—	(1,969)	—	(2,194)
Balance at September 30, 2020	194,458,842	$136,917	$2,299	$3,761,216	$(660,312)	$1,229,799	$87,866	$4,557,785
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine months ended
	September 30,
	2020	2019

Cash flows from operating activities:
Net income	$149,346	$320,344
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses - loans	224,183	35,400
Provision for credit losses - held to maturity securities	703	—
Net loss (gain) from write-downs and sales of other real estate owned	874	(268)
Net (gain) on extinguishment of Senior Notes	—	(46)
Depreciation of premises and equipment	14,798	14,807
Loss on extinguishment of FHLB borrowings	16,713	—
Impairment on fixed assets	—	10,751
Impairment of early termination of leases	—	3,647
Asset write-downs, retention and severance compensation and other restructuring charges	—	3,344
Income from termination of defined benefit pension plan	—	(12,097)
Amortization of intangible assets	12,600	14,396
Amortization of low income housing tax credits	24,571	12,510
Net (gain) loss on sale of securities	(9,539)	6,830
(Gain) on security calls available for sale	(4,897)	—
Loss on security calls held to maturity	17	—
Net (gain) on loans held for sale	(2,881)	(8,313)
Net amortization of premiums on securities	23,334	26,243
Amortization of premium on certificates of deposit	(1,654)	(2,977)
Net accretion of purchase discount and amortization of net deferred loan costs	(29,044)	(66,583)
Net accretion of debt issuance costs and amortization of premium on borrowings	(342)	(1,211)
Restricted stock compensation expense	17,788	14,293
Originations of loans held for sale	(36,702)	(4,500)
Proceeds from sales of loans held for sale	3,501	28,685
Increase in cash surrender value of bank owned life insurance	(15,331)	(15,900)
Deferred income tax (benefit) expense	(67,707)	26,203
Other adjustments (principally net changes in other assets and other liabilities)	(115,753)	(62,262)
Net cash provided by operating activities	204,578	343,296
Cash flows from investing activities:
Purchases of securities:
Available for sale	(294,798)	(66,148)
Held to maturity	(3,454)	(10,214)
Proceeds from maturities and other principal payments on securities:
Available for sale	422,942	347,103
Held to maturity	88,384	93,729
Proceeds from sales of securities available for sale	484,934	1,386,236
Proceeds from sales of securities held to maturity	93,036	—
Proceeds from calls of securities available for sale	138,872	—
Proceeds from calls of securities held to maturity	905	—
Portfolio loan originations, net	(1,025,418)	(975,741)
Proceeds from sale of commercial loans	106,996	—
Proceeds from sale of residential mortgage loans	36,070	1,409,334
Redemptions of FHLB and FRB stock, net	84,512	92,761
Proceeds from sales of other real estate owned	5,379	10,749
Purchases of premises and equipment	(14,442)	(18,818)

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine months ended
	September 30,
	2020	2019

Proceeds from bank owned life insurance	3,943	63,675
Proceeds from sale of premises and equipment	9,233	18,731
Purchases of low income housing tax credits	(77,264)	(63,495)
Cash paid for acquisition, net	—	(515,692)
Net cash provided by investing activities	59,830	1,772,210
Cash flows from financing activities:
Net increase (decrease) in transaction, savings and money market deposits	2,894,767	(72,341)
Net (decrease) increase in certificates of deposit	(1,056,438)	440,494
Net (decrease) in short-term FHLB borrowings	(195,000)	(987,000)
Advances of term FHLB borrowings	447,000	2,200,000
Repayments of term FHLB borrowings	(2,100,000)	(3,250,000)
Advances under the Paycheck Protection Program Liquidity Facility	568,350	—
Repayment of Paycheck Protection Program Liquidity Facility	(450,853)	—
Repayment of Senior Notes	(173,373)	(6,954)
Repayment of subordinated notes - Company	(750)	—
Net increase in other borrowings	12,545	5,206
Net increase in mortgage escrow funds	25,715	11,704
Proceeds from stock option exercises	610	2,397
Treasury shares repurchased	(81,032)	(300,942)
Cash dividends paid - common stock	(40,961)	(43,995)
Cash dividends paid - preferred stock	(6,581)	(6,582)
Net cash (used in) financing activities	(156,001)	(2,008,013)
Net increase in cash and cash equivalents	108,407	107,493
Cash and cash equivalents at beginning of period	329,151	438,110
Cash and cash equivalents at end of period	$437,558	$545,603
Supplemental cash flow information:
Interest payments	$133,225	$211,758
Income tax payments	16,395	44,968
Real estate acquired in settlement of loans	983	4,110
Loans transferred from held for sale to portfolio	4,500	127,883
Loans transferred from held for investment to held for sale	254,564	—
Securities held to maturity transferred to available for sale	—	708,627
Operating cash flows from operating leases	15,437	13,424
Right-of-use assets obtained in exchange for lease liabilities	2,846	113,985
Acquisitions:
Non-cash assets acquired:
Total loans, net	$—	$471,878
Accrued interest receivable	—	1,789
Goodwill	—	44,781
Other assets	—	545
Total non-cash assets acquired	—	518,993
Liabilities assumed:
Other liabilities	—	3,301
Total liabilities assumed	—	3,301
Net non-cash assets acquired	—	515,692
Total consideration paid	$—	$515,692
See accompanying notes to consolidated financial statements.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

(1) Basis of Financial Statement Presentation and Summary of Significant Accounting Policies

(a) Nature of Operations
Sterling Bancorp (the “Company,” “we,” “us” and “our” ) is a Delaware corporation, a bank holding company and a financial holding company headquartered in Pearl River, New York that owns all of the outstanding shares of common stock of Sterling National Bank (the “Bank”), its principal subsidiary. The Bank is a full-service regional bank specializing in the delivery of services and solutions to business owners, their families and consumers within the communities it serves through teams of dedicated and experienced relationship managers.

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

(d) Risks and Uncertainties - COVID-19
The global pandemic resulting from the outbreak of the novel strain of coronavirus (“COVID-19”) has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations of many entities, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic resulted in temporary closures of many businesses and the implementation of social distancing and sheltering in place requirements in many states and communities. In particular, COVID-19 has disrupted our normal course of providing services to our clients and adversely impacted our clients. Under the the Coronavirus Aid, Relief and Economic Security (“CARES”) Act financial institutions are permitted to not classify loan modifications as troubled debt restructurings that were related to the impact of COVID-19 if the modifications were made between March 1, 2020 and the earlier of December 31, 2020 or 60 days days after the end of the public health emergency and we have granted conforming loan payment deferrals on outstanding loans totaling $466.2 million at September 30, 2020 and $1.7 billion at June 30, 2020. The continuation of economic and business disruption for an extended period could impair our client’s ability to fulfill their obligations to the Bank. We have thus far successfully managed through the impacts of the pandemic on our colleagues and business operations;however, COVID-19 could negatively impact our business and business continuity plans in the future.

We are dependent on the willingness and ability of our colleagues and clients to conduct banking and other financial transactions. If the United States response to COVID-19 is unsuccessful, or results in additional impacts, it is reasonably possible that we could experience a material adverse effect on our business, financial condition, results of operations, and cash flows, including material changes to our significant estimates. While it is not possible to know the full extent that COVID-19, and resulting measures in response thereto, will have on our operations, we are disclosing potentially material items of which we are aware as of the date of this report. In particular, we have continued to review our loan and investment securities portfolios to identify specific exposures and sectors that may be more at risk or impacted by COVID-19. The majority of our loan payment deferrals highlighted above consist mainly of commercial real estate loans, equipment finance loans and residential mortgage loans. Please see Note 4. “Portfolio Loans” for details on loan payment deferrals by asset class. If the COVID-19 impact continues for an extended period, we may need to establish a valuation allowance for deferred tax assets.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

(e) Accounting Principle Change
Effective January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13 “ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaced the prior incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL” or the “CECL Standard”). The measurement of expected credit losses under the CECL Standard is applicable to financial assets measured at amortized cost, including portfolio loans and investment securities classified as held-to-maturity (“HTM”). It also applies to off-balance sheet credit exposures, including loan commitments, standby letters of credit, financial guarantees and other similar instruments. In addition, the CECL Standard changes the accounting for investment securities classified as available-for-sale (“AFS”), including a requirement that estimated credit losses on AFS securities be presented as an allowance rather than as a direct write-down of the carrying balance of securities which we do not intend to sell, or believe that it is more likely than not, that we will be required to sell.

We adopted the CECL Standard using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. As discussed further below, purchase credit deteriorated assets were measured on a prospective basis in accordance with the CECL Standard and all purchase credit impaired loans at December 31, 2019 were considered purchase credit deteriorated loans upon adoption. Results for reporting periods beginning after January 1, 2020 are presented under the CECL Standard while prior period amounts continue to be reported in accordance with previously applicable accounting guidance. The adoption of the CECL Standard resulted in the following adjustments to our consolidated financial statements:

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
1 This amount represents gross-up of the balance of the amortized cost of purchase credit impaired loans that were considered purchase credit deteriorated loans on adoption of the CECL Standard.

The table below presents additional details on the impact of the adoption of the CECL Standard on HTM securities, portfolio loans and off-balance sheet credit exposures as of January 1, 2020:

	As reported under CECL	Prior to CECL Standard adoption	Impact of CECL adoption
Assets:
ACL - HTM securities:
Corporate and other	$108	$—	$108
State and municipal	688	—	688
Total ACL - HTM securities	796	—	796

ACL - loans	$196,822	106,238	$90,584

Liabilities:
ACL - off-balance sheet credit exposures (recorded in other liabilities)	$6,749	$654	$6,095

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
An investment security is placed on non-accrual status when management concludes it will not receive all principal and interest in a timely fashion in accordance with the terms of the security. Interest accrued but not received for a security placed on non-accrual is reversed against interest income. At September 30, 2020 and December 31, 2019, there were no securities placed on non-accrual.

ACL - HTM securities: HTM securities include residential mortgage-backed securities issued by government agencies, federal agency securities, corporate securities, state and municipal securities and other securities. We estimate expected credit losses on HTM securities individually using a discounted cash flow methodology. Our expected loss model estimates the probability of default and loss given default based on the security rating, historical loss rates by security ratings, whether the issuer continues to make timely principal and interest payments in accordance with the contractual terms of the security, and reasonable and supportable forecasts. For unrated state and municipal securities, we perform an internal credit evaluation and assign a rating to the security for ACL - HTM securities modeling purposes. The loss given default is estimated by security, and the aggregate amount results in the estimated ACL - HTM securities balance. Included in state and municipal securities at September 30, 2020 were non-rated securities of $102.9 million, which consisted mainly of short-term general obligation securities and bond anticipation notes and tax anticipation notes issued by jurisdictions in New York state.

At September 30, 2020 and December 31, 2019, all of our residential mortgage-backed and federal agency securities were issued by U.S. government entities or agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by a nationally recognized statistical rating organization and have had no historical credit defaults. We expect these securities are fully collectible, as these securities are backed by the full faith and credit of, or directly guaranteed by, the U.S. Government. Accordingly, we established no ACL for such securities.

Accrued interest receivable on HTM investment securities totaled $18.3 million and $16.5 million at September 30, 2020 and December 31, 2019, respectively, and is excluded from the estimate of ACL. Accrued interest receivable on HTM investment securities is included in accrued interest receivable on the consolidated balance sheets.

ACL - AFS securities: For AFS securities which are in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell, the security before recovery of the amortized cost basis. If either of the criteria is met, the amortized cost basis of the security is written down to fair value through income. For AFS securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from an actual or estimated credit loss event or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, changes to the rating of the security, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss is likely, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, an ACL is recorded for the estimated credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income.

Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectibility of an AFS security has been confirmed or if either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on AFS securities totaled $13.6 million and $12.8 million at September 30, 2020 and December 31, 2019, respectively, and is excluded from the estimate of credit losses. Accrued interest receivable on AFS securities is included in accrued interest receivable on the consolidated balance sheets.

Portfolio loans: Portfolio loans are loans we have the intent and ability to hold for the foreseeable future, or until maturity or payoff, and are reported at amortized cost. The amortized cost is the principal balance outstanding, net of purchase premiums and discounts, including purchase accounting adjustments from prior merger transactions, deferred loan fees and costs. Accrued interest receivable on portfolio loans totaled $70.5 million and $71.0 million at September 30, 2020 and December 31, 2019, respectively, and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. For portfolio loans with a term of one year or more, loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

All interest accrued but not received on loans placed on non-accrual is reversed against interest income. Interest received on such loans is generally accounted for under the cost-recovery method, until the loan qualifies to be returned to accrual status. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. We may elect to account for interest receipts on non-accrual loans on a cash-basis when we have determined we are in a well-secured position. Under the cash basis method, interest income is recorded when cash payments are received. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

PCD Loans: We have acquired loans through direct purchase and, more often, in merger transactions, some of which have experienced more than an insignificant credit deterioration since origination. Criteria we consider to determine whether a loan should be designated PCD includes, but is not limited to, the following: (i) loans delinquent over 60 days as of the date of acquisition; (ii) loans downgraded and rated special mention or worse as of the date of acquisition; (iii) loans on non-accrual; and (iv) loans deemed collateral dependent as of the date of acquisition. PCD loans are recorded at the purchase price paid. An ACL is determined using the same methodology as for other portfolio loans and the sum of the purchase price and ACL represents the initial amortized cost basis of the loan. The difference between the initial amortized cost basis and the par value of the loan represents either a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL are recorded through provision for credit loss expense. The only loans classified as PCD as of September 30, 2020 are loans that were formerly classified as PCI loans under the incurred loss model at adoption of the CECL Standard.

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

(2) Acquisitions

Equipment finance loan and lease portfolio and origination platform acquired from Santander Bank (“Santander”)
On November 29, 2019, the Bank acquired an equipment finance loan and lease portfolio consisting of equipment finance loans, sales-type leases and operating leases from Santander (the “Santander Portfolio Acquisition”). In addition, the Bank obtained relationship management and business development personnel who will continue to manage the acquired loan and lease portfolio and originate new loans and leases. The total consideration paid in cash at closing was $846.1 million. We acquired $764.0 million of equipment finance loans and leases (classified as portfolio loans on the consolidated balance sheets), and $74.8 million of operating leases (classified as other assets on the consolidated balance sheets). The fair value of these loans and leases was $820.1 million at the time of acquisition. The Bank paid a premium of 0.75% on the unpaid principal balance of the loans or $6.3 million. The transaction was accounted for as a business combination. We recorded a $5.1 million restructuring charge consisting mainly of severance, retention, systems integration expense and facilities consolidation, which is included in charge for asset write-downs, retention and severance on the consolidated income statement. The acquired loans and origination platform have been fully integrated into our equipment finance business line.

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

(3) Securities

The following table summarizes our securities as of September 30, 2020, including a summary of the amortized cost fair value and allowance for credit losses related to HTM securities and the amortized cost, fair value of AFS securities. The terms “MBS” refers to mortgage-backed securities and the term “CMOs” refers to collateralized mortgage obligations. Both of these terms are further defined in Note 16. “Fair Value Measurements”:

	September 30, 2020
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value	Allowance for credit losses
Residential MBS:
Agency-backed	$978,196	$50,269	$(16)	$1,028,449	$124,448	$4,650	$—	$129,098	$—
CMOs/Other MBS	399,672	23,283	—	422,955	—	—	—	—	—
Total residential MBS	1,377,868	73,552	(16)	1,451,404	124,448	4,650	—	129,098	—
Other securities:
Federal agencies	140,071	6,686	—	146,757	39,716	1,093	—	40,809	—
Corporate	405,979	22,658	(1,557)	427,080	19,865	626	—	20,491	70
State and municipal	375,671	18,781	(235)	394,217	1,586,612	111,539	(91)	1,698,060	1,384
Other	—	—	—	—	12,750	20	(109)	12,661	45
Total other securities	921,721	48,125	(1,792)	968,054	1,658,943	113,278	(200)	1,772,021	1,499
Total securities	$2,299,589	$121,677	$(1,808)	$2,419,458	$1,783,391	$117,928	$(200)	$1,901,119	$1,499

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

A summary of amortized cost and estimated fair value of securities as of December 31, 2019 is presented below:

	December 31, 2019
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Residential MBS:
Agency-backed	$1,595,766	$20,385	$(1,032)	$1,615,119	$168,743	$1,827	$(75)	$170,495
CMOs/Other MBS	508,217	4,104	(44)	512,277	—	—	—	—
Total residential MBS	2,103,983	24,489	(1,076)	2,127,396	168,743	1,827	(75)	170,495
Other securities:
Federal agencies	196,809	4,582	(253)	201,138	59,475	822	—	60,297
Corporate	307,050	13,917	(45)	320,922	19,904	415	—	20,319
State and municipal	435,213	11,321	(342)	446,192	1,718,789	70,530	(134)	1,789,185
Other	—	—	—	—	12,750	147	(2)	12,895
Total other securities	939,072	29,820	(640)	968,252	1,810,918	71,914	(136)	1,882,696
Total securities	$3,043,055	$54,309	$(1,716)	$3,095,648	$1,979,661	$73,741	$(211)	$2,053,191

The amortized cost and estimated fair value of securities at September 30, 2020 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential MBS are shown separately since they are not due at a single maturity date.

	September 30, 2020
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Remaining period to contractual maturity:
One year or less	$1,961	$1,964	$23,732	$23,943
One to five years	186,912	199,110	103,657	108,308
Five to ten years	444,411	464,651	340,566	365,042
Greater than ten years	288,437	302,329	1,190,988	1,274,728
Total securities with a stated maturity date	921,721	968,054	1,658,943	1,772,021
Residential MBS	1,377,868	1,451,404	124,448	129,098
Total securities	$2,299,589	$2,419,458	$1,783,391	$1,901,119

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
Sales and calls of securities for the periods indicated below were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Available for sale:
Proceeds from sales	$24,940	$647,485	$484,934	$1,386,236
Gross realized gains	—	7,815	8,964	12,170
Gross realized losses	(128)	(933)	(195)	(19,000)
Income tax expense (benefit) on realized net gains / (losses)	(27)	1,445	1,841	(1,434)
Proceeds from calls	$34,839	$—	$174,616	$—
Gross realized gains	—	—	4,909	—
Gross realized losses	—	—	(29)	—
Income tax expense on realized net gains	—	—	610	—
Held to maturity(1):
Proceeds from sales	$93,036	$—	$93,036	$—
Gross realized gains	1,809	—	1,809	—
Gross realized losses	(1,039)	—	(1,039)	—
Income tax expense (benefit) on realized net gains / (losses)	162	—	162	—
(1) In the three months ended September 30, 2020, we sold $93.0 million of state and municipal securities that were classified held to maturity at June 30, 2020. Management evaluated the issuer and individual securities and determined that the issuer had demonstrated significant deterioration in its creditworthiness since the acquisition date.

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

At September 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity, other than the U.S. federal government and its agencies.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
The following table summarizes AFS securities with unrealized losses in an unrealized loss position for which an ACL has not been recorded at September 30, 2020 and December 31, 2019 aggregated by major security type and length of time in a continuous unrealized loss position:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS
September 30, 2020
Residential MBS:
Agency-backed	$—	$—	$1,994	$(16)	$1,994	$(16)
Other securities:
Corporate	81,760	(1,518)	1,991	(39)	83,751	(1,557)
State and municipal	2,651	(27)	13,551	(208)	16,202	(235)
Total other securities	84,411	(1,545)	15,542	(247)	99,953	(1,792)
Total securities	$84,411	$(1,545)	$17,536	$(263)	$101,947	$(1,808)
December 31, 2019
Residential MBS:
Agency-backed	$98,350	$(317)	$108,052	$(715)	$206,402	$(1,032)
CMOs/Other MBS	—	—	5,916	(44)	5,916	(44)
Total residential MBS	98,350	(317)	113,968	(759)	212,318	(1,076)
Other securities:
Federal agencies	39,573	(253)	—	—	39,573	(253)
Corporate	—	—	12,006	(45)	12,006	(45)
State and municipal	12,795	(94)	14,651	(248)	27,446	(342)
Total other securities	52,368	(347)	26,657	(293)	79,025	(640)
Total securities	$150,718	$(664)	$140,625	$(1,052)	$291,343	$(1,716)

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

At September 30, 2020, a total of 22 AFS securities were in a continuous unrealized loss position for less than 12 months and 77 AFS securities were in a continuous unrealized loss position for 12 months or longer.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
The following table summarizes securities HTM with unrecognized losses, segregated by the length of time in a continuous unrecognized loss position for the periods presented below:

	Continuous unrecognized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
HTM
September 30, 2020
Other securities:
State and municipal	$—	$—	$6,614	$(91)	$6,614	$(91)
Other	12,391	(109)	—	—	12,391	(109)
Total securities	$12,391	$(109)	$6,614	$(91)	$19,005	$(200)
December 31, 2019
Residential MBS:
Agency-backed	$39,732	$(69)	$1,598	$(6)	$41,330	$(75)
Other securities:
State and municipal	177	(2)	8,258	(132)	8,435	(134)
Other	9,998	(2)	—	—	9,998	(2)
Total other securities	10,175	(4)	8,258	(132)	18,433	(136)
Total securities	$49,907	$(73)	$9,856	$(138)	$59,763	$(211)

The following table presents the activity in the ACL - HTM securities by type of security for the nine month period ended September 30, 2020:

	Type of security
	Corporate and Other	State and municipal
ACL - HTM:
Balance at December 31, 2019	$—	$—
Impact of adoption on January 1, 2020	108	688
Provision for credit loss expense recorded in the nine months ended September 30, 2020	7	696
Total ACL - HTM at September 30, 2020	$115	$1,384

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
Credit Quality Indicators
We monitor the credit quality of HTM investment securities through the use of credit ratings, internal reviews and analysis of financial information and other data, and external reviews from a third-party vendor. We monitor credit quality indicators at least quarterly, and all credit ratings were updated and reviewed as of September 30, 2020. At September 30, 2020, a total of three HTM securities were in a continuous unrealized loss position for less than 12 months and 38 HTM securities were in a continuous unrealized loss position for 12 months or longer. The following table summarizes the amortized cost of HTM securities at September 30, 2020 aggregated by credit quality indicator:

Credit Rating:	Corporate and other	State and municipal
AAA	$—	$1,110,614
AA	12,750	283,100
A	—	89,952
Non-rated	19,865	102,946
Total	$32,615	$1,586,612

The majority of state and municipal securities had a rating of A or greater at September 30, 2020. State and municipal securities consist mainly of securities issued by jurisdictions located in the state of New York and securities issued by other states. The non-rated state and municipal securities consist of general obligation securities and short-term bond anticipation notes and tax anticipation notes issued by municipalities in the state of New York.

A security is considered to be delinquent once it is 30 days past due under the terms of the agreement. There were no past due securities and there were no securities on non-accrual at September 30, 2020.

Securities pledged for borrowings at the FHLB and other institutions, and securities pledged for municipal deposits and other purposes, were as follows for the periods presented below:

	September 30,	December 31,
	2020	2019
AFS securities pledged for borrowings, at fair value	$35,223	$22,678
AFS securities pledged for municipal deposits, at fair value	823,428	866,020
HTM securities pledged for borrowings, at amortized cost	—	483
HTM securities pledged for municipal deposits, at amortized cost	1,502,359	1,432,909
Total securities pledged	$2,361,011	$2,322,090

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
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

The composition of our total portfolio loans, which excludes loans held for sale, was the following for the periods presented below:

	September 30, 2020	December 31, 2019
Commercial:
Commercial & Industrial (“C&I”):
Traditional C&I	$3,318,629	$2,355,031
Asset-based lending	875,338	1,082,618
Payroll finance	133,976	226,866
Warehouse lending	1,706,340	1,330,884
Factored receivables	209,982	223,638
Equipment financing	1,567,879	1,800,564
Public sector finance	1,519,573	1,213,118
Total C&I	9,331,717	8,232,719
Commercial mortgage:
Commercial real estate (“CRE”)	5,779,695	5,418,648
Multi-family	4,597,587	4,876,870
Acquisition, development and construction (“ADC”)	633,166	467,331
Total commercial mortgage	11,010,448	10,762,849
Total commercial	20,342,165	18,995,568
Residential mortgage	1,739,563	2,210,112
Consumer	200,212	234,532
Total portfolio loans	22,281,940	21,440,212
Allowance for credit losses	(325,943)	(106,238)
Total portfolio loans, net	$21,955,997	$21,333,974

Portfolio loans are shown at amortized cost, which includes deferred fees, deferred costs and purchase accounting adjustments, which were $36.8 million at September 30, 2020 and $79.6 million at December 31, 2019. The balance of portfolio loans excludes accrued interest receivable.

Included in traditional C&I loans at September 30, 2020, were $649.0 million principal balance of loans originated under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program, the PPP. These loans are 100% guaranteed by the SBA and the full principal amount of the loan may qualify for forgiveness. The loans we originated have a maturity of two years, an interest rate of 1.00% and loan payments are deferred for the initial nine months. Some of these loans have been pledged as collateral on borrowings under the FRB Paycheck Protection Program Lending Facility. See Note 8. “Borrowings” for additional information.

In the three months ended September 30, 2020, we sold the majority of our non-performing residential mortgage loans which had a carrying value of $53.2 million and our remaining small balance transportation finance loans which had a carrying value of $106.2 million. In the first quarter of 2020, we sold a portion of our small balance transportation finance portfolio which had a carrying value of $95.2 million.

At September 30, 2020 and December 31, 2019, the Bank pledged residential mortgage and CRE loans of $6.9 billion and $7.7 billion, respectively, to the FHLB as collateral for certain borrowing arrangements. See Note 8. “Borrowings”.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
Portfolio loans:
An analysis of the aging of portfolio loans, segregated by loan type as of September 30, 2020, is presented below:

	September 30, 2020
	Current	30-59 days past due	60-89 days past due	90+ days past due	Total
Traditional C&I	$3,279,520	$13,786	$9,085	$16,238	$3,318,629
Asset-based lending	875,338	—	—	—	875,338
Payroll finance	133,976	—	—	—	133,976
Warehouse lending	1,706,340	—	—	—	1,706,340
Factored receivables	207,912	—	—	2,070	209,982
Equipment financing	1,520,596	14,593	7,771	24,919	1,567,879
Public sector finance	1,519,573	—	—	—	1,519,573
CRE	5,733,189	7,916	24,821	13,769	5,779,695
Multi-family	4,583,281	6,368	3,971	3,967	4,597,587
ADC	602,732	—	—	30,434	633,166
Residential mortgage	1,716,606	9,455	1,612	11,890	1,739,563
Consumer	188,073	1,900	322	9,917	200,212
Total loans	$22,067,136	$54,018	$47,582	$113,204	$22,281,940
Total TDRs included above	$60,799	$269	$24,270	$7,928	$93,266
Non-performing loans:
Loans 90+ days past due and still accruing				$56
Non-accrual loans				180,795
Total non-performing loans				$180,851

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

The following table represents an analysis of the aging of portfolio loans, segregated by loan type as of December 31, 2019:

	December 31, 2019
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$2,324,737	$961	$2,075	$110	$27,148	$2,355,031
Asset-based lending	1,077,652	—	—	—	4,966	1,082,618
Payroll finance	217,470	—	—	—	9,396	226,866
Warehouse lending	1,330,884	—	—	—	—	1,330,884
Factored receivables	223,638	—	—	—	—	223,638
Equipment financing	1,739,772	15,678	12,064	—	33,050	1,800,564
Public sector finance	1,213,118	—	—	—	—	1,213,118
CRE	5,391,483	762	190	—	26,213	5,418,648
Multi-family	4,872,379	1,078	13	—	3,400	4,876,870
ADC	466,826	71	—	—	434	467,331
Residential mortgage	2,129,840	17,904	93	—	62,275	2,210,112
Consumer	220,372	1,988	3	—	12,169	234,532
Total loans	$21,208,171	$38,442	$14,438	$110	$179,051	$21,440,212
Total TDRs included above	$49,260	$547	$—	$—	$25,849	$75,656
Non-performing loans:
Loans 90+ days past due and still accruing					$110
Non-accrual loans					179,051
Total non-performing loans					$179,161

The following table presents the amortized cost basis of collateral-dependent loans by loan type and collateral as of September 30, 2020:

	Collateral type
	Real estate	Business assets	Equipment	Taxi medallions	Total
Traditional C&I	$437	$—	$6,844	$9,632	$16,913
Asset-based lending	—	12,349	—	—	12,349
Factored receivables	—	2,069	—	—	2,069
Equipment finance	—	—	10,421	—	10,421
CRE	61,934	—	—	—	61,934
Multi-family	16,227	—	—	—	16,227
ADC	30,434	—	—	—	30,434
Residential mortgage	5,017	—	—	—	5,017
Consumer	7,534	—	—	—	7,534
Total	$121,583	$14,418	$17,265	$9,632	$162,898

There were no payroll finance, warehouse lending, or public sector finance loans that were collateral-dependent at September 30, 2020. Collateral-dependent loans include all loans that were TDRs at September 30, 2020. In the table above, $123.5 million of the total loans were on non-accrual at September 30, 2020. Business assets that secure traditional C&I and asset-based lending loans generally include accounts receivable, inventory, machinery and equipment.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
The following table provides additional information on our non-accrual loans and loans 90 days past due at September 30, 2020:

	September 30, 2020
	Total Non-accrual Loans	Non-accrual loans with no ACL	Loans 90 days or more past due still accruing interest
Traditional C&I	$21,469	$11,121	$23
Asset-based lending	6,055	6,055	—
Payroll finance	64	—	—
Factored receivables	2,070	2,070	—
Equipment financing	32,488	10,421	33
CRE	54,382	22,875	—
Multi-family	10,260	8,438	—
ADC	30,434	434	—
Residential mortgage	13,334	1,612	—
Consumer	10,239	897	—
Total	$180,795	$63,923	$56

There were no warehouse lending or public sector fiance loans that were non-accrual or 90 days past due at September 30, 2020.

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

At September 30, 2020 and December 31, 2019, the recorded investment of residential mortgage loans that were in the process of foreclosure was $3.4 million and $38.0 million, respectively, which is included in non-accrual residential mortgage loans above.

The following table provides information on accrued interest receivable that was reversed against interest income for the three and nine months ended September 30, 2020:

	Interest reversed
	For the three months ended	For the nine months ended
	September 30, 2020	September 30, 2020
Traditional C&I	$12	$61
Asset-based lending	—	67
CRE	609	897
Multi-family	14	125
ADC	—	297
Residential mortgage	111	290
Consumer	15	22
Total interest reversed	$761	$1,759

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

The following table sets forth loans evaluated for impairment by segment and the allowance for loan losses evaluated by segment at December 31, 2019:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses
Traditional C&I	$29,838	$2,320,256	$4,937	$2,355,031	$—	$15,951	$15,951
Asset-based lending	4,684	1,064,275	13,659	1,082,618	—	14,272	14,272
Payroll finance	9,396	217,470	—	226,866	—	2,064	2,064
Warehouse lending	—	1,330,884	—	1,330,884	—	917	917
Factored receivables	—	223,638	—	223,638	—	654	654
Equipment financing	4,971	1,794,036	1,557	1,800,564	—	16,723	16,723
Public sector finance	—	1,213,118	—	1,213,118	—	1,967	1,967
CRE	39,882	5,358,023	20,743	5,418,648	—	27,965	27,965
Multi-family	11,159	4,860,246	5,465	4,876,870	—	11,440	11,440
ADC	—	467,331	—	467,331	—	4,732	4,732
Residential mortgage	6,364	2,140,650	63,098	2,210,112	—	7,598	7,598
Consumer	2,731	224,986	6,815	234,532	—	1,955	1,955
Total portfolio loans	$109,025	$21,214,913	$116,274	$21,440,212	$—	$106,238	$106,238

The following table presents loans individually evaluated for impairment, excluding PCI loans, by segment of loans at December 31, 2019:

	December 31, 2019
	Unpaid principal balance	Recorded investment
Loans with no related allowance recorded:
Traditional C&I	$39,595	$29,838
Asset-based lending	16,181	4,684
Payroll finance	9,396	9,396
Equipment financing	6,409	4,971
CRE	44,526	39,882
Multi-family	11,491	11,159
Residential mortgage	7,728	6,364
Consumer	2,928	2,731
Total	$138,254	$109,025

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

We implemented a loan modification program in accordance with the CARES Act to provide temporary relief to borrowers that meet the requirements. The program allows for deferral of payments for up to 90 days, which we may extend for an additional 90 days at our option. The deferred payments and accrued interest during the deferral period are due and payable on or before the maturity of the loan. At September 30, 2020, we have temporary deferrals on 890 loans with an outstanding balance of $466.2 million. There was $10.3 million of accrued interest associated with these loans. Under the provisions of the CARES Act, none of these loans were considered a troubled debt restructuring (“TDR”) at September 30, 2020. The table below reflects the balance of deferrals by portfolio:

				Non-pass rated loans
	Loan balance outstanding	Deferral of principal and interest	%	Special mention	Substandard
Commercial
C&I:
Traditional C&I	$3,318,629	$23,240	0.7%	$1,075	$12,541
Asset-based lending	875,338	—	—	—	—
Payroll finance	133,976	—	—	—	—
Warehouse lending	1,706,340	—	—	—	—
Factored receivables	209,982	—	—	—	—
Equipment finance	1,567,879	76,744	4.9	5,281	7,805
Public sector finance	1,519,573	—	—	—	—
Total C&I	9,331,717	99,984	1.1	6,356	20,346
Commercial mortgage:
Commercial real estate	5,779,695	139,627	2.4	8,620	7,603
Multi-family	4,597,587	38,502	0.8	—	7,332
ADC	633,166	—	—	—	—
Total commercial mortgage	11,010,448	178,129	1.6	8,620	14,935
Total commercial	20,342,165	278,113	1.4	14,976	35,281
Residential	1,739,563	175,601	10.1	—	180
Consumer	200,212	12,436	6.2	—	—
Total Portfolio loans	$22,281,940	$466,150	2.1%	$14,976	$35,461

TDRs
At September 30, 2020 and December 31, 2019, TDRs were $93.3 million and $75.7 million, respectively. ACL - loans of $3.1 million at September 30, 2020 and an allowance for loan losses of $2.3 million at December 31, 2019 were related to TDRs. We did not have any outstanding commitments to lend additional amounts to customers with loans classified as TDRs as of September 30, 2020 or December 31, 2019.

The modification of the terms of loans that were subject to a TDR in the nine months ended September 30, 2020 and September 30, 2019 consisted mainly of an extension of a loan maturity date, converting a loan to interest only for a defined period of time, deferral of interest payments, waiver of certain covenants, or reducing collateral requirements or interest rates.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
The following table presents loans by segment modified as TDRs that occurred during the first nine months of 2020 and 2019:

	September 30, 2020			September 30, 2019
		Recorded investment			Recorded investment
	Number	Pre- modification	Post- modification	Number	Pre- modification	Post- modification
Traditional C&I	—	$—	$—	1	$5,026	$5,026
Asset-based lending	2	10,553	9,822	—	—	—
Equipment financing	1	1,027	773	6	5,874	5,039
CRE	1	24,270	24,270	—	—	—
Residential mortgage	—	—	—	3	1,274	1,274
Total TDRs	4	$35,850	$34,865	10	$12,174	$11,339

During the nine months ended September 30, 2020, there were three equipment finance loans, two CRE loans, two residential mortgage loans and two consumer loans that were designated as a TDR that experienced payment defaults within the twelve months following the modification, which totaled $17.1 million. During the nine months ended September 30, 2019, except for certain TDRs that are included in non-accrual loans, there was one TDR that experienced a payment default within the twelve months following a modification. A payment default is defined as missing three consecutive monthly payments or being over 90 days past due on a scheduled payment. TDRs are formal loan modifications which consist mainly of an extension of the loan maturity date, converting a loan to interest only for some defined period of time, deferral of interest payments, waiver of certain covenants, or reducing collateral requirements or interest rates. TDRs during the periods presented above did not significantly impact the determination of the ACL - loans.

TDRs that subsequently defaulted described above increased the ACL by $5.8 million and resulted in charge-offs of $4.9 million during the nine months ended September 30, 2020. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

(5) Allowance for Credit Losses - Loans

Activity in our ACL - loans for the three months ended September 30, 2020 is summarized in the table below:

	For the three months ended September 30, 2020
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision / (credit)	Ending balance
Traditional C&I	$44,514	$(1,089)	$677	$(412)	$(4,429)	$39,673
Asset-based lending	30,853	(1,297)	—	(1,297)	(3,602)	25,954
Payroll finance	1,931	—	262	262	242	2,435
Warehouse lending	668	—	—	—	838	1,506
Factored receivables	10,586	(6,893)	185	(6,708)	1,266	5,144
Equipment financing	78,172	(42,128)	816	(41,312)	(1,315)	35,545
Public sector finance	3,765	—	—	—	419	4,184
CRE	98,905	(3,650)	—	(3,650)	29,008	124,263
Multi-family	36,652	—	—	—	3,056	39,708
ADC	18,195	—	—	—	(350)	17,845
Residential mortgage	33,955	(17,353)	—	(17,353)	6,235	22,837
Consumer	7,293	(97)	21	(76)	(368)	6,849
Total ACL - loans	$365,489	$(72,507)	$1,961	$(70,546)	$31,000	$325,943
Annualized net charge-offs to average loans outstanding:						1.27%

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
For the three months ended September 30, 2020, charge-offs on equipment financing loans included $40.4 million of charge-offs recorded on the sale of $106.2 million small balance transportation finance loans. Residential mortgage charge-offs included $17.1 million o charge-offs recorded on the sale of $53.2 million of non-performing residential mortgage loans. These loans were held in portfolio loans prior to sale, and the charge-offs were required to reduce the carrying value of the loans to fair value and were subsequently transferred to held for sale.

The table below presents the allowance for loan losses roll forward for the three months ended September 30, 2019 under the former incurred loss methodology.

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

The table below presents the ACL - loans roll forward for the nine months ended September 30, 2020. The CECL Day 1 column presents adjustments recorded through retained earnings to adopt the CECL standard and the increase to ACL - loans associated with purchase accounting marks on loans that were classified as PCI at December 31, 2019.

	For the nine months ended September 30, 2020
	Beginning balance	CECL Day 1	Charge-offs	Recoveries	Net charge-offs	Provision/ (credit)	Ending balance
Traditional C&I	$15,951	$5,325	$(5,375)	$1,268	$(4,107)	$22,504	$39,673
Asset-based lending	14,272	11,973	(3,782)	—	(3,782)	3,491	25,954
Payroll finance	2,064	1,334	(560)	272	(288)	(675)	2,435
Warehouse lending	917	(362)	—	—	—	951	1,506
Factored receivables	654	795	(10,631)	190	(10,441)	14,136	5,144
Equipment financing	16,723	33,000	(54,784)	2,308	(52,476)	38,298	35,545
Public sector finance	1,967	(766)	—	—	—	2,983	4,184
CRE	27,965	8,037	(4,936)	644	(4,292)	92,553	124,263
Multi-family	11,440	14,906	(154)	1	(153)	13,515	39,708
ADC	4,732	(119)	(4)	105	101	13,131	17,845
Residential mortgage	7,598	14,104	(19,127)	—	(19,127)	20,262	22,837
Consumer	1,955	2,357	(1,674)	1,177	(497)	3,034	6,849
Total ACL - loans	$106,238	$90,584	$(101,027)	$5,965	$(95,062)	$224,183	$325,943
Annualized net charge-offs to average loans outstanding:							0.58%

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
On January 1, 2020, we adopted CECL, which replaced the incurred loss method we used in prior periods for determining the provision for credit losses and the ACL. Under CECL, we record at the inception of the loan an expected loss of all cash flows we do not expect to collect over the life of the loan. The adoption of CECL resulted in an increase in our ACL of $90.6 million, which did not impact our consolidated income statements. We recorded provision for credit losses - loans of $224.2 million for the nine months ended September 30, 2020.

The table below presents the allowance for loan losses roll forward for the nine months ended September 30, 2019 under the former incurred loss methodology.

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

Loans that are risk-rated 1 through 6 as defined above are considered to be pass-rated loans. As of September 30, 2020 and December 31, 2019, the risk category of non-pass rated loans by segment was as follows:

	September 30, 2020		December 31, 2019
	Special Mention	Substandard	Special Mention	Substandard
Traditional C&I	$16,692	$58,532	$8,403	$39,470
Asset-based lending	69,597	40,620	78,445	24,508
Payroll finance	—	64	437	17,156
Factored receivables	—	2,242	—	—
Equipment financing	10,540	50,293	25,897	42,503
CRE	95,760	125,902	26,363	79,992
Multi-family	9,648	39,711	18,463	16,247
ADC	1,845	34,108	1,855	505
Residential mortgage	169	13,618	93	62,771
Consumer	16	10,337	20	12,276
Total	$204,267	$375,427	$159,976	$295,428

At September 30, 2020 and December 31, 2019, there were no loans rated doubtful or loss and there were no warehouse lending or public sector finance loans rated special mention or substandard.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purposes of the table below. At September 30, 2020, our loans based on year of origination and risk designation is as follows:

	Term loans amortized cost basis by origination year							Revolving loans converted to term
	2020	2019	2018	2017	2016	Prior	Revolving loans		Total
Traditional C&I
Pass	$819,813	$297,133	$310,452	$142,012	$87,538	$146,517	$1,439,940	$—	$3,243,405
Special mention	—	529	3,151	2,454	1,950	3,119	5,489	—	16,692
Substandard	209	14,449	6,236	4,668	—	11,691	21,279	—	58,532
Total traditional C&I	820,022	312,111	319,839	149,134	89,488	161,327	1,466,708	—	3,318,629
Asset-Based Loans
Pass	2,142	3,098	3,100	29,536	32,404	537	694,304	—	765,121
Special mention	8,177	482	89	3,976	3,041	—	53,832	—	69,597
Substandard	—	—	—	—	1,211	733	38,676	—	40,620
Total asset-based lending	10,319	3,580	3,189	33,512	36,656	1,270	786,812	—	875,338
Payroll Finance
Pass	—	—	10,250	—	—	—	123,662	—	133,912
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	64	—	64
Total payroll finance	—	—	10,250	—	—	—	123,726	—	133,976
Warehouse Lending
Pass	134,663	90,852	254,398	201,962	435,815	588,650	—	—	1,706,340
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total warehouse lending	134,663	90,852	254,398	201,962	435,815	588,650	—	—	1,706,340
Factored Receivables
Pass	—	—	—	—	—	—	207,740	—	207,740
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	2,242	—	2,242
Total factored receivables	—	—	—	—	—	—	209,982	—	209,982
Equipment Financing
Pass	358,008	587,408	280,915	136,859	90,104	53,752	—	—	1,507,046
Special mention	—	3,139	2,592	3,785	168	856	—	—	10,540

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

Substandard	462	27,089	9,959	8,740	1,792	2,251	—	—	50,293
Total equipment financing	358,470	617,636	293,466	149,384	92,064	56,859	—	—	1,567,879
Public Sector Finance
Pass	348,324	412,572	211,884	290,358	184,240	72,195	—	—	1,519,573
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total public sector finance	348,324	412,572	211,884	290,358	184,240	72,195	—	—	1,519,573
CRE
Pass	784,358	1,379,045	980,971	571,134	596,842	1,245,683	—	—	5,558,033
Special mention	18,952	1,165	17,926	9,023	17,958	30,736	—	—	95,760
Substandard	12,377	16,495	19,666	908	409	76,047	—	—	125,902
Total CRE	815,687	1,396,705	1,018,563	581,065	615,209	1,352,466	—	—	5,779,695
Multi-family
Pass	265,801	750,751	451,613	662,442	674,011	1,651,519	92,091	—	4,548,228
Special mention	—	—	—	—	—	8,495	1,153	—	9,648
Substandard	—	—	—	—	4,537	35,174	—	—	39,711
Total multi-family	265,801	750,751	451,613	662,442	678,548	1,695,188	93,244	—	4,597,587
ADC
Pass	105,696	255,902	123,008	68,240	23,449	20,918	—	—	597,213
Special mention	—	—	—	1,845	—	—	—	—	1,845
Substandard	—	—	—	33,674	—	434	—	—	34,108
Total ADC	105,696	255,902	123,008	103,759	23,449	21,352	—	—	633,166
Residential
Pass	4,336	11,972	42,063	50,937	127,956	1,488,512	—	—	1,725,776
Special mention	—	—	—	—	—	169	—	—	169
Substandard	—	—	260	—	262	13,096	—	—	13,618
Total residential	4,336	11,972	42,323	50,937	128,218	1,501,777	—	—	1,739,563
Consumer
Pass	73	426	509	345	135	5,684	114,728	67,959	189,859
Special mention	—	—	—	—	—	—	16	—	16
Substandard	—	—	—	—	—	396	3,008	6,933	10,337
Total consumer	73	426	509	345	135	6,080	117,752	74,892	200,212
Total Loans	$2,863,391	$3,852,507	$2,729,042	$2,222,898	$2,283,822	$5,457,164	$2,798,224	$74,892	$22,281,940

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
(6) Goodwill and Other Intangible Assets

The balance of goodwill and other intangible assets for the periods presented were as follows:

	September 30,	December 31,
	2020	2019
Goodwill	$1,683,482	$1,683,482
Other intangible assets:
Core deposits	$73,837	$85,922
Customer lists	3,427	3,942
Trade name	20,500	20,500
Total	$97,764	$110,364

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

The decrease in other intangible assets at September 30, 2020 compared to December 31, 2019 was due to amortization of intangibles.

The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2020 was as follows:

Amortization expense
Remainder of 2020	$4,200
2021	15,104
2022	13,703
2023	12,322
2024	10,448
2025	8,722
Thereafter	12,765
Total	$77,264

(7) Deposits

Deposit balances at September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
	2020	2019
Non-interest bearing demand	$5,874,554	$4,304,943
Interest bearing demand	4,730,335	4,427,012
Savings	2,643,979	2,652,764
Money market	8,616,506	7,585,888
Certificates of deposit	2,389,959	3,448,051
Total deposits	$24,255,333	$22,418,658
Total municipal deposits, which are included in the deposit balances above, were $2.4 billion and $2.0 billion at September 30, 2020 and December 31, 2019, respectively. See Note 3. “Securities” for the aggregate amount of securities that were pledged as collateral for municipal deposits and other purposes.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
Brokered deposits at September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
	2020	2019
Interest bearing demand	$144,831	$149,566
Money market	1,166,929	944,627
Certificates of deposit	263,027	772,251
Total brokered deposits	$1,574,787	$1,866,444

(8) Borrowings

Our borrowings and weighted average interest rates were as follows for the periods presented:

	September 30,		December 31,
	2020		2019
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB borrowings	$397,000	1.02%	$2,245,653	2.04%
Paycheck Protection Program Liquidity Facility	117,497	0.35	—	—
Repurchase agreements	35,223	0.20	22,678	1.20
3.50% Senior Notes	—	—	173,504	3.19
Subordinated Notes - Company	270,445	4.17	270,941	4.17
Subordinated Notes - Bank	173,370	5.45	173,182	5.45
Total borrowings	$993,535	2.54%	$2,885,958	2.53%
By remaining period to maturity:
Less than one year	$332,223	0.92%	$1,491,446	2.19%
One to two years	217,497	0.68	925,388	2.07
Two to three years	—	—	25,000	1.71
Greater than five years	443,815	4.67	444,124	4.67
Total borrowings	$993,535	2.54%	$2,885,958	2.53%

FHLB borrowings. As a member of the FHLB, the Bank may borrow up to a discounted percentage of the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of September 30, 2020 and December 31, 2019, the Bank had total residential mortgage and CRE loans pledged after discount of $6.9 billion and $7.7 billion, respectively. In addition to the pledged mortgages, the Bank had also pledged securities to secure borrowings, which are disclosed in Note 3. “Securities.” As of September 30, 2020, the Bank had unused borrowing capacity at the FHLB of $6.1 billion and may increase such borrowing capacity by pledging securities not required to be pledged for other purposes with a collateral value of approximately $1.8 billion. In the nine months ended September 30, 2020, the Bank redeemed $1.1 billion of FHLB borrowings prior to maturity and incurred a loss of $16.7 million.

Paycheck Protection Program (“PPP”) Liquidity Facility. As a participant in the SBA PPP, the Bank may pledge originated PPP loans as collateral at face value to the FRB of New York for term financings. As of September 30, 2020, the Bank has pledged PPP loans equal to the amount borrowed.

Revolving line of credit. Effective August 31, 2020, we renewed our $35.0 million revolving line of credit facility (the “Credit Facility”). The Credit Facility, which is with another financial institution, matures on August 31, 2021. The balance was zero at September 30, 2020 and December 31, 2019. The use of proceeds are for general corporate purposes. The Credit Facility and accrued interest is payable at maturity, and we are required to maintain a zero balance for at least 30 days during its term. Loans under the Credit Facility bear interest at one-month LIBOR plus 1.25%. Under the terms of the Credit Facility, we must maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. We were in compliance with all requirements of the Credit Facility at September 30, 2020.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
(9) Derivatives

We have entered into interest rate swap contracts that are both over-the-counter, or OTC, and those that are exchanged on futures markets such as the Chicago Mercantile Exchange (“CME”) and London Clearing House (“LCH”). At September 30, 2020 and December 31, 2019, the OTC derivatives are included in our consolidated financial statements at the gross fair value amount of the asset (included in other assets) and liability (included in other liabilities), which represents the change in the fair value of the contract since inception. The CME legally characterizes variation margin payments (a payment made based on changes in the fair value of the interest rate swap contracts) as a settlement, referred to as settled-to-market (“STM”). As a result, at September 30, 2020 and December 31, 2019, we posted cash collateral under STMs in the amounts of $100.0 million and $43.0 million, respectively, for the net fair value of our CME and LCH interest rate swap contracts with another financial institution. The increase was mainly due to an increase in swap contracts and changes in the fair value of the underlying interest rate swap contracts, which may change daily, positively or negatively, mainly due to changes in interest rates.

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

Summary information as of September 30, 2020 and December 31, 2019 regarding these derivatives is presented below:

	Notional amount	Average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
September 30, 2020
Included in other assets:
Third-party interest rate swap	$—				$—
Customer interest rate swap	1,954,446				166,095
Total	$1,954,446	4.58	4.43%	1 m Libor + 2.19%	$166,095
Included in other liabilities:
Third-party interest rate swap	$1,954,446				$66,061
Customer interest rate swap	—				—
Total	$1,954,446	4.58	4.43%	1 m Libor + 2.19%	$66,061
December 31, 2019
Included in other assets:
Third-party interest rate swap	$116,874				$15
Customer interest rate swap	1,738,675				67,303
Total	$1,855,549	5.18	4.50%	1 m Libor + 2.23%	$67,318
Included in other liabilities:
Third-party interest rate swap	$1,738,675				$23,998
Customer interest rate swap	116,874				316
Total	$1,855,549	5.18	4.50%	1 m Libor + 2.23%	$24,314

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
(10) Income Taxes

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory federal tax rate for the following reasons:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Income before income tax expense	$96,687	$154,996	$160,694	$405,364
Tax at federal statutory rate of 21%	20,305	32,549	33,746	85,126
State and local income taxes, net of federal tax benefit	4,942	9,469	6,622	22,347
Tax exempt interest, net of disallowed interest	(7,811)	(5,429)	(22,713)	(15,985)
BOLI income	(1,122)	(2,441)	(3,267)	(4,103)
Low income housing tax credits and other benefits	(9,461)	(5,431)	(28,381)	(14,592)
Low income housing investment amortization expense	8,183	4,627	24,571	12,510
Tax rate adjustment benefit due to CARES Act NOL carryback	—	—	(21,313)	—
Uncertain tax position reserve	—	—	11,480	—
Annual effective tax rate adjustment	(4,837)	—	7,273	—
Equity-based stock compensation benefit	192	—	970	(106)
FDIC insurance premium limitation	266	239	837	717
Other, net	1,623	(1,034)	1,523	(894)
Actual income tax expense (benefit)	$12,280	$32,549	$11,348	$85,020
Effective income tax rate	12.7%	21.0%	7.1%	21.0%

Net deferred tax liabilities were $63.1 million at September 30, 2020, compared to $67.6 million at December 31, 2019. The change was mainly due to provision for credit loss expense recorded under CECL, which was offset by the removal of the deferred tax asset for the federal net operating loss which is being carried back under the provisions of the CARES Act. No valuation allowance was recorded against any deferred tax assets as of those dates, based upon management’s consideration of historical and anticipated future pre-tax income, and the reversal periods for the items resulting in deferred tax assets and liabilities.

As of September 30, 2020, the accrual for unrecognized gross tax benefits was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Uncertain tax positions beginning of period	$11,603	$—	$—	$—
Additions for tax positions related to prior tax years	—	—	11,480	—
Decrease due to settlement	(1,315)	—	(1,315)	—
Interest expense in tax positions	—	—	123	—
Uncertain tax positions at September 30, 2020	$10,288	$—	$10,288	$—

Significant tax filings that remain open for examination include the following:
•Federal for tax years 2016 through present;
•New York State tax filings for tax years 2017 through present;
•New York City tax filings for tax years 2015 through present; and
•New Jersey State tax filings for tax years 2016 through present.

We are generally no longer subject to examination by federal, state or local taxing authorities for tax years prior to December 31, 2015.

Interest and/or penalties related to income taxes are reported as a component of other non-interest expense.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
(11) Stock-Based Compensation

The following table summarizes the activity in our stock-based compensation plan for the nine months ended September 30, 2020:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at January 1, 2020	3,347,036	2,187,197	$20.96	427,274	$11.15
Granted	(1,194,488)	1,194,488	20.52	—	—
Stock awards vested (1)	(39,504)	(648,028)	21.79	—	—
Exercised	—	—	—	(60,500)	10.08
Forfeited	157,679	(127,526)	20.63	(30,153)	13.43
Canceled/expired	(30,153)	—	—	—	13.43
Balance at September 30, 2020	2,240,570	2,606,131	$20.53	336,621	$11.14
Exercisable at September 30, 2020				336,621	$11.14
(1) The 39,504 shares vested represents performance shares that were granted in February 2017 to certain executives with a three-year measurement period. These shares vested in the first quarter of 2020 at 150.0% of the target amount granted, which resulted in these additional shares being awarded and additional expense of $960, which was recorded in the first quarter of 2020.
The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $211 at September 30, 2020.

We use an option pricing model to estimate the grant date fair value of stock options granted. There were no stock options granted during the nine months ended September 30, 2020 or September 30, 2019. We incurred no stock option expense during the three and nine month periods ended September 30, 2020 and 2019.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense associated with non-vested stock awards and the related income tax benefit, and proceeds from stock option exercises are presented below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Non-vested stock awards/performance units	$5,868	$4,565	$17,788	$14,293
Income tax benefit	734	959	2,224	3,002
Proceeds from stock option exercises	95	508	610	2,397

Unrecognized stock-based compensation expense as of September 30, 2020 was as follows:

September 30, 2020
Stock options	$—
Non-vested stock awards/performance units	33,238
Total	$33,238

The weighted average period over which unrecognized non-vested stock awards/performance units expense is expected to be recognized is 1.70 years.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
(12) Other Non-Interest Expense, Other Assets and Other Liabilities

(a) Other Non-Interest Expense
Other non-interest expense items for the nine months ended September 30, 2020 and 2019, respectively, are presented in the following table:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Other non-interest expense:
Professional fees	$6,343	$4,438	$17,550	$14,966
Depreciation expense on operating leases	3,130	—	9,758	—
Advertising and promotion	1,291	2,514	4,414	4,889
Communications	1,424	1,511	4,374	5,115
Residential mortgage loans servicing	1,361	1,524	3,984	4,515
Insurance & surety bond premium	942	982	3,191	3,050
Operational losses	597	536	1,812	3,026
Other	5,377	5,096	21,288	18,058
Total other non-interest expense	$20,465	$16,601	$66,371	$53,619

(b) Other Assets
Other assets are presented in the following table. Significant components of the aggregate of other assets are presented separately.

	September 30,	December 31,
	2020	2019
Other assets:
Low income housing tax credit investments	$461,658	$386,824
Right of use asset for operating leases (see Note 15)	100,635	112,226
Fair value of swaps (see Note 9)	166,095	67,318
Cash on deposit as swap collateral / net of settlement	91,374	93,606
Operating leases - equipment and vehicles leased to others	58,367	72,291
Other asset balances	207,308	108,603
Total other assets	$1,085,437	$840,868

Other asset items include current income tax balances, prepaid insurance, prepaid property taxes, prepaid maintenance, accounts receivable and other miscellaneous assets.

(c) Other Liabilities
Other liabilities are presented in the following table. Significant components of the aggregate of other liabilities are presented separately.

	September 30,	December 31,
	2020	2019
Other liabilities:
Commitment to fund low income housing tax credit investments	$264,719	$264,930
Lease liability (see Note 15)	108,152	118,986
Payroll finance and factoring liabilities	117,677	105,972
Swap liabilities (see Note 9)	66,061	24,314
Other liability balances	170,429	179,250
Total other liabilities	$727,038	$693,452

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
Other liability balances include deferred taxes, accrued interest payable, accounts payable, accrued liabilities mainly for compensation and benefit plans and other miscellaneous liabilities.

(13) Earnings Per Common Share

The following is a summary of the calculation of earnings per common share (“EPS”):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income available to common stockholders	$82,438	$120,465	$143,429	$314,386
Weighted average common shares outstanding for computation of basic EPS	193,494,929	203,090,365	194,436,137	207,685,051
Common-equivalent shares due to the dilutive effect of stock options and unvested performance share grants(1)	221,014	476,217	240,883	423,524
Weighted average common shares for computation of diluted EPS	193,715,943	203,566,582	194,677,020	208,108,575
EPS(2):
Basic	$0.43	$0.59	$0.74	$1.51
Diluted	0.43	0.59	0.74	1.51
(1) Represents incremental shares computed using the treasury stock method.
(2) Anti-dilutive shares are not included in determining diluted EPS. Anti-dilutive shares were 359,304 and 98,351 for the three and nine months ended September 30, 2020, respectively. There were no anti-dilutive shares in the three and nine months ending September 30, 2019.
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

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital (as defined in the regulations) for both the Bank and us includes a permissible portion of the ACL and $173.4 million and $131.5 million of the Subordinated Notes - Bank, respectively. Tier 2 capital at the Company also includes $270.4 million of the Subordinated Notes - Company. During the final five years of the term of the Subordinated Notes, the permissible portion eligible for inclusion in Tier 2 capital decreases by 20% annually.

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

The following tables present actual and required capital ratios as of September 30, 2020 and December 31, 2019 for us and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented as of September 30, 2020 and December 31, 2019 are based on the fully phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III		Required to be considered well- capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
September 30, 2020
Common equity tier 1 to RWA:
Sterling National Bank	$2,975,443	12.39%	$1,681,017	7.00%	$1,560,944	6.50%
Sterling Bancorp	2,688,299	11.18	1,683,127	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	2,975,443	12.39%	2,041,235	8.50%	1,921,162	8.00%
Sterling Bancorp	2,825,216	11.75	2,043,797	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	3,328,305	13.86%	2,521,526	10.50%	2,401,453	10.00%
Sterling Bancorp	3,406,498	14.17	2,524,690	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	2,975,443	10.48%	1,136,151	4.00%	1,420,189	5.00%
Sterling Bancorp	2,825,216	9.93	1,137,572	4.00	N/A	N/A

	Actual		Minimum capital required - Basel III fully phased-in		Required to be considered well- capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2019
Common equity tier 1 to RWA:
Sterling National Bank	$2,882,208	12.32%	$1,637,001	7.00%	$1,520,073	6.50%
Sterling Bancorp	2,588,975	11.06	1,638,718	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	2,882,208	12.32%	1,987,787	8.50%	1,870,859	8.00%
Sterling Bancorp	2,726,556	11.65	1,989,872	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	3,162,282	13.52%	2,455,502	10.50%	2,338,574	10.00%
Sterling Bancorp	3,252,412	13.89	2,458,077	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	2,882,208	10.11%	1,140,570	4.00%	1,425,713	5.00%
Sterling Bancorp	2,726,556	9.55	1,141,603	4.00	N/A	N/A

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

(15) Commitments and Contingencies

(a) Off-Balance Sheet Financial Instruments
The contractual or notional amounts of these instruments, which reflect the extent of our involvement in particular classes of off-balance sheet financial instruments, are summarized as follows:

	September 30,	December 31,
	2020	2019
Loan origination commitments	$668,018	$565,392
Unused lines of credit	1,713,831	1,532,702
Letters of credit	195,799	307,287

We record ACL - off-balance sheet financial instrument exposures through a charge to other non-interest expense on our consolidated income statements. At September 30, 2020 and December 31, 2019, the ACL - off-balance sheet credit exposures was $6.7 million and $654 thousand, respectively, and was included in other liabilities in our consolidated balance sheets. For the nine months ended September 30, 2020 and 2019, credit loss expense for off balance sheet financial instrument exposures was zero. In connection with the adoption of the CECL Standard, we increased the ACL - off-balance sheet credit exposures by $6.1 million. We did not adjust this amount during the three and nine months ended September 30, 2020 based on our review of quantitative and qualitative factors applicable to these financial instrument exposures.

(b) Leases
Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2020 were as follows:

Remainder of 2020	$4,740
2021	18,339
2022	16,576
2023	15,083
2024	13,293
2025	10,670
2026 and thereafter	45,745
Total lease payments	124,446
Interest	16,294
Present value of lease liabilities	$108,152
(c) Litigation
We and the Bank are involved in a number of judicial proceedings concerning matters arising from our and its business activities. These include routine legal proceedings arising in the ordinary course of business. These proceedings also include actions brought against us and the Bank with respect to corporate matters and transactions in which we and the Bank are or were involved.

There can be no assurance as to the ultimate outcome of a legal proceeding; however, we and the Bank have generally denied liability in all significant litigation pending against us and intend to defend vigorously each case, other than matters that are determined appropriate to be settled. We and the Bank accrue a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. At September 30, 2020 and December 31, 2019, we had no significant amounts accrued for litigation.

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

As of September 30, 2020, management did not believe any of our securities are other-than-temporarily-impaired; however, management reviews all of our securities on at least a quarterly basis to assess whether impairment, if any, is other-than-temporarily-impaired.

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
Level 2 inputs. Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. Our derivatives at September 30, 2020 and December 31, 2019 consisted of interest rate swaps. See Note 9. “Derivatives” for additional information.

A summary of assets and liabilities at September 30, 2020 and December 31, 2019, respectively, measured at estimated fair value on a recurring basis, is as follows:

	September 30, 2020
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$1,028,449	$—	$1,028,449	$—
CMOs/Other MBS	422,955	—	422,955	—
Total residential MBS	1,451,404	—	1,451,404	—
Other securities:
Federal agencies	146,757	—	146,757	—
Corporate	427,080	—	427,080	—
State and municipal	394,217	—	394,217	—
Total other securities	968,054	—	968,054	—
Total AFS	2,419,458	—	2,419,458	—
Swaps	166,095	—	166,095	—
Total assets	$2,585,553	$—	$2,585,553	$—
Liabilities:
Swaps	$66,061	$—	$66,061	$—
Total liabilities	$66,061	$—	$66,061	$—

	December 31, 2019
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$1,615,119	$—	$1,615,119	$—
CMOs/Other MBS	512,277	—	512,277	—
Total residential MBS	2,127,396	—	2,127,396	—
Federal agencies	201,138	—	201,138	—
Corporate	320,922	—	320,922	—
State and municipal	446,192	—	446,192	—
Total other securities	968,252	—	968,252	—
Total AFS	3,095,648	—	3,095,648	—
Swaps	67,318	—	67,318	—
Total assets	$3,162,966	$—	$3,162,966	$—
Liabilities:
Swaps	$24,314	$—	$24,314	$—
Total liabilities	$24,314	$—	$24,314	$—

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

The following categories of financial assets are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances.
Collateral Dependent Loans
For collateral dependent loans, which are presented in the table below, where we determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and we expect repayment of the loan to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For real estate loans, the fair value of the loan’s collateral is determined by third party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. The unobservable inputs may vary depending on the individual assets. We review third party appraisals for appropriateness and adjust the value downward to consider selling and closing costs, which generally range from 4% to 10% of the appraised value. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business.

	September 30, 2020
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Traditional C&I	$10,563	$—	$—	$10,563
Asset-based lending	3,168	—	—	3,168
Factored receivables	2,070	—	—	2,070
Equipment financing	4,197	—	—	4,197
CRE	9,462	—	—	9,462
Residential mortgage	2,112	—	—	2,112
Consumer	3,318	—	—	3,318
Total collateral dependent loans measured at fair value	$34,890	$—	$—	$34,890

Impaired Loans
Impaired loans subject to non-recurring fair value measurements were $38.1 million at December 31, 2019.

	December 31, 2019
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Traditional C&I	$14,515	$—	$—	$14,515
Asset-based lending	3,772	—	—	3,772
Equipment financing	1,794	—	—	1,794
CRE	12,614	—	—	12,614
Multi-family	1,184	—	—	1,184
Residential mortgage	2,924	—	—	2,924
Consumer	1,300	—	—	1,300
Total impaired loans measured at fair value	$38,103	$—	$—	$38,103

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
Fair Value of Financial Instruments
The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of September 30, 2020:

	September 30, 2020
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$437,558	$437,558	$—	$—
Securities AFS	2,419,458	—	2,419,458	—
Securities HTM, net	1,781,892	—	1,901,119	—
Loans held for sale	36,826	—	36,826	—
Portfolio loans, net	21,955,997	—	—	21,938,405
Accrued interest receivable on securities	31,883	—	31,883	—
Accrued interest receivable on loans	70,496	—	—	70,496
FHLB stock and FRB stock	167,293	—	—	—
Swaps	166,095	—	166,095	—
Financial liabilities:
Non-maturity deposits	21,865,374	21,865,374	—	—
Certificates of deposit	2,389,959	—	2,399,122	—
FHLB borrowings	397,000	—	398,706	—
Paycheck Protection Program Lending Facility	117,497	—	117,496	—
Other borrowings	35,223	—	35,223	—
Subordinated Notes - Company	270,445	—	268,140	—
Subordinated Notes - Bank	173,370	—	175,635	—
Mortgage escrow funds	84,031	—	84,030	—
Accrued interest payable on deposits	1,428	—	1,428	—
Accrued interest payable on borrowings	7,919	—	7,919	—
Swaps	66,061	—	66,061	—

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of December 31, 2019:

	December 31, 2019
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$329,151	$329,151	$—	$—
Securities AFS	3,095,648	—	3,095,648	—
Securities HTM	1,979,661	—	2,053,191	—
Loans held for sale	8,125	—	8,125	—
Portfolio loans, net	21,333,974	—	—	21,382,990
Accrued interest receivable on securities	29,308	—	29,308	—
Accrued interest receivable on loans	71,004	—	—	71,004
FHLB stock and FRB stock	251,805	—	—	—
Swaps	67,318	—	67,318	—
Financial liabilities:
Non-maturity deposits	18,970,607	18,970,607	—	—
Certificates of deposit	3,448,051	—	3,444,669	—
FHLB borrowings	2,245,653	—	2,248,851	—
Other borrowings	22,678	—	22,677	—
Senior Notes	173,504	—	173,733	—
Subordinated Notes	444,123	—	453,512	—
Mortgage escrow funds	58,316	—	58,315	—
Accrued interest payable on deposits	5,427	—	5,427	—
Accrued interest payable on borrowings	8,629	—	8,629	—
Swaps	24,314	—	24,314	—
(17) Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows as of the dates shown below:

	September 30,	December 31,
	2020	2019
Net unrealized holding gain on available for sale securities	$119,869	$52,593
Related income tax expense	(33,132)	(14,537)
Available for sale securities, net of tax	86,737	38,056
Net unrealized holding loss on securities transferred to held to maturity	(456)	(744)
Related income tax benefit	126	206
Securities transferred to held to maturity, net of tax	(330)	(538)
Net unrealized holding gain on retirement plans	2,016	3,728
Related income tax expense	(557)	(1,030)
Retirement plans, net of tax	1,459	2,698
Accumulated other comprehensive income	$87,866	$40,216

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
The following table presents the changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the three months ended September 30, 2020 and 2019:

	Net unrealized holding gain (loss) on available for sale securities	Net unrealized holding (loss) gain on securities transferred to held to maturity	Net unrealized holding gain on retirement plans	Total
For the three months ended September 30, 2020
Balance beginning of the period	$88,140	$(425)	$895	$88,610
Other comprehensive income before reclassification	(938)	—	—	(938)
Amounts reclassified from AOCI	(465)	95	564	194
Total other comprehensive (loss) income	(1,403)	95	564	(744)
Balance at end of period	$86,737	$(330)	$1,459	$87,866
For the three months ended September 30, 2019
Balance beginning of the period	$27,243	$(709)	$13,812	$40,346
Other comprehensive income before reclassification	21,047	—	—	21,047
Amounts reclassified from AOCI	(4,980)	86	(11,365)	(16,259)
Total other comprehensive income (loss)	16,067	86	(11,365)	4,788
Balance at end of period	$43,310	$(623)	$2,447	$45,134
Location in consolidated income statements where reclassification from accumulated other comprehensive loss is included	Net gain (loss) on sale of securities	Interest income on securities	Other non-interest expense

The following table presents the changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the nine months ended September 30, 2020 and 2019:

	Net unrealized holding (loss) gain on available for sale securities	Net unrealized holding (loss) gain on securities transferred to held to maturity	Net unrealized holding gain (loss) on retirement plans	Total
For the nine months ended September 30, 2020
Balance beginning of the period	$38,056	$(538)	$2,698	$40,216
Other comprehensive income before reclassification	55,583	—	—	55,583
Amounts reclassified from AOCI	(6,902)	208	(1,239)	(7,933)
Total other comprehensive income (loss)	48,681	208	(1,239)	47,650
Balance at end of period	$86,737	$(330)	$1,459	$87,866
For the nine months ended September 30, 2019
Balance beginning of the period	$(75,077)	$(2,546)	$11,678	$(65,945)
Other comprehensive income before reclassification	121,992	—	—	121,992
Securities reclassified from held to maturity to available for sale	(8,548)	—	—	(8,548)
Amounts reclassified from AOCI	4,943	1,923	(9,231)	(2,365)
Total other comprehensive income (loss)	118,387	1,923	(9,231)	111,079
Balance at end of period	$43,310	$(623)	$2,447	$45,134
Location in consolidated income statements where reclassification from AOCI is included	Net loss on sale of securities	Interest income on securities	Other non-interest expense

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
(18) Recently Issued Accounting Standards Not Yet Adopted

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

(19) Subsequent Events

Subordinated Notes issuance. On October 30, 2020, we issued $225.0 million aggregate principal amount of 3.875% fixed-to-floating rate subordinated notes due 2030 (the “Subordinated Notes - 2020”) at par through a public offering at an underwriting discount of 1.25%. Fixed interest equal to 3.875% per annum is due semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2021 until November 1, 2025. From and including November 1, 2025, the Subordinated Notes - 2020 will bear interest at a floating rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR plus 369 basis points, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year beginning on February 1, 2026 through maturity on November 1, 2030 or earlier redemption. The subordinated Notes - 2020 are unsecured, subordinated obligations and are subordinated in right to payment of all of our existing and future senior indebtedness, including claims of depositors and general creditors, and are structurally subordinated to Subordinated Notes - Bank, and rank equally to the Subordinated Notes - Company. Subordinated Notes - Company and Subordinated Notes - Bank are more fully described in our Form 10-K for the year ended December 31, 2019. The Subordinated Notes - 2020 qualify as Tier 2 capital for regulatory purposes.

Sale of PPP loans. On October 29, 2020, we sold 2,817 PPP loans with an unpaid principal balance of $266.8 million. We recognized a gain on sale of approximately $3.4 million upon closing of the transaction. We fully repaid all borrowings under the PPP Liquidity Facility in October 2020.

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

STERLING BANCORP AND SUBSIDIARIES
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

Our consolidated financial statements reflect estimates and assumptions we make that affect the reported amounts of assets and liabilities, including the amount of the ACL we established. We considered the impact of COVID-19 on the assumptions and estimates used which had a material adverse effect on our provision for credit losses. The COVID-19 pandemic has also resulted in a significant amount of client requests for forbearance, which are discussed further on page 70.

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

STERLING BANCORP AND SUBSIDIARIES
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

We deploy a team-based distribution strategy in which clients are served by a focused and experienced group of relationship managers who are responsible for all aspects of the client relationship and delivery of our products and services. Our commercial banking teams generate significant originations of loans and deposits, which are augmented by strategic portfolio acquisitions. As of September 30, 2020, we had 28 commercial banking teams and 78 full service financial centers. We currently anticipate that we will increase our number of commercial banking teams by three to five annually, while reducing our financial centers as we continue to execute our real estate and financial center consolidation strategy.

STERLING BANCORP AND SUBSIDIARIES
Recent Developments
Effective January 1, 2020, we adopted the CECL Standard, which increased our ACL - loans by $90.6 million, our ACL - HTM securities by $796 thousand and our ACL - off-balance sheet credit exposures by $6.1 million immediately upon adoption. Net of tax, our equity decreased by $54.3 million on January 1, 2020, which was presented as a cumulative effect of a change in accounting principle.

Earnings performance for the third quarter of 2020 included reported net income available to common stockholders of $82.4 million, or $0.43 per diluted share, and adjusted net income available to common stockholders of $87.7 million, or $0.45 per diluted share. Our provision for credit losses (including provisions for loans and HTM securities) expense was $30.0 million. As of September 30, 2020, our ACL - loans was $325.9 million, which represented 1.46% of total loans and 180.2% of non-performing loans. Net charge-offs in the third quarter were $70.5 million, which included charge-offs of $40.4 million incurred in connection with the sale of $106.2 million small balance transportation finance loans and $17.1 million incurred in connection with the sale of $53.2 million of non-performing residential mortgage loans. These loans were held in portfolio loans prior to sale, and the charge-offs were required to reduce carrying value of the loans to fair value. The loans were transferred to held for sale prior to sale.

At September 30, 2020, total portfolio loans were $22.3 billion, an increase of $841.7 million from December 31, 2019. We grew commercial loan balances by $1.3 billion relative to December 31, 2019. The increase in commercial loans was offset by $470.5 million of declines of residential mortgage loans. Growth in commercial loans included $649.0 million of loans funded under the SBA PPP. At September 30, 2020, we had $466.2 million of loans that were subject to payment deferral agreements, compared to $1.7 billion at June 30, 2020.

Total deposits were $24.3 billion at September 30, 2020, an increase of $1.8 billion from December 31, 2019. Our loans to deposits ratio was 91.9% at quarter end. Our cost of interest-bearing deposits declined 21 basis points and our cost of total deposits declined 17 basis points relative to the linked quarter. In the nine months ended September 30, 2020, FHLB borrowings declined $1.8 billion and brokered deposits declined $291.7 million. Due to growth in deposit balances, in the third quarter we repaid $450.9 million of borrowings under the PPP Liquidity Facility (“PPPLF”). We anticipate the current interest rate environment and pricing strategies we have implemented will allow us to continue to reduce the cost of our total funding liabilities in the fourth quarter of 2020.

In the first nine months of 2020, we repurchased 4,900,759 shares of common stock at a weighted average price of $16.53 per share, for total consideration of $81.0 million. We temporarily suspended our share repurchase activity and did not repurchase shares in the second and third quarter of 2020. We intend to reinstate our common stock repurchase program in the fourth quarter of 2020 and have 16.7 million shares available for repurchase under the program.

Our net interest margin and net interest income have been pressured by the decrease in interest rates and its impact on our floating rate loans indexed to LIBOR and prime rates. For the third quarter of 2020, our tax equivalent net interest margin excluding purchase accounting adjustments was 3.10% and our reported net interest margin on a tax equivalent basis was 3.24%. Our net interest income was $217.8 million, a decline of $5.5 million compared to the three months ended September 30, 2019, which was mainly due to a decrease in accretion income on acquired loans of $8.8 million and a decrease in yields on our floating rate loans.

Our adjusted non-interest expenses were $105.8 million in the quarter, an increase of $4.1 million over the quarter ended September 30, 2019. The increase was mainly due to $2.2 million of severance expense. Our reported operating efficiency ratio was 48.5% and our adjusted operating efficiency ratio was 43.1% for the quarter.

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

STERLING BANCORP AND SUBSIDIARIES

ACL - Loans. We consider the methodology for determining the ACL - loans to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the ACL - loans considered necessary. The balance recorded for the allowance represents our estimate of the net amount not expected to be collected on portfolio loans at the balance sheet date. The ACL - loans is mainly comprised of reserves on individual assets estimated by our valuation models. Mortgage warehouse loans and certain consumer loans are evaluated on a pool level basis as each portfolio has common risk characteristics. Generally, all other portfolio loans are evaluated individually for expected credit loss. In addition to quantitative amounts as determined by our valuation models, we apply a qualitative factors overlay that incorporates trends and conditions and factors that the models may not fully capture in our judgement. Our methodologies for estimating the ACL - loans considers available relevant information about the collectibility of cash flows, including information about past events, current conditions and reasonable and supportable forecasts. See Note 1. “Basis of Financial Statement Presentation - (e) Accounting Principle Change” in the notes to consolidated financial statements included elsewhere in this report for further discussion of the risk factors we considered in the determination of the ACL - loans.

Goodwill and Intangible Assets. We record goodwill as the excess of the purchase price in a business combination over the fair value of the identifiable net assets acquired in accordance with GAAP. Typically we perform our annual intangible assets impairment test in the fourth quarter. Due to the impact of the pandemic, we performed the annual intangible assets impairment test during the second quarter of 2020. We engaged an independent third-party to evaluate the fair value of the Company compared to its carrying value. The results concluded that goodwill and intangible asset impairment did not exist. Fair value was estimated mainly using a discounted cash flow analysis. Significant assumptions included in the discounted cash flow analysis were the following:
•management financial projections for the period 2020 through 2024;
•earnings retention based on maintaining minimum tangible common capital ratio of 8.00%;
•operating expense cost savings estimated at 10.0%; and
•capitalization rate of 9.5% based on a 12.5% discount rate less estimated terminal growth of 3.0%.

At September 30, 2020, we concluded an independent third-party evaluation of the fair value of goodwill was not necessary and that a goodwill and intangible asset impairment did not exist.

See Note 6. “Goodwill and Other Intangible Assets” in the notes to consolidated financial statements included elsewhere in this report for additional information regarding our goodwill impairment test. We will continue to monitor and evaluate the impact of COVID-19, economic conditions and other triggering events that may indicate an impairment of goodwill in the future. In the event that we conclude that all or a portion of our goodwill or intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital ratios.

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

Selected financial condition data, statement of operations data, per share data, performance ratios, capital ratios, and asset quality data and ratios for the comparable periods are presented as follows:

STERLING BANCORP AND SUBSIDIARIES

	At or for the three months ended September 30,		At or for the nine months ended September 30,
	2020	2019	2020	2019
End of period balances:
AFS and HTM securities, net	$4,201,350	$5,047,011	$4,201,350	$5,047,011
Portfolio loans	22,281,940	20,830,163	22,281,940	20,830,163
Total assets	30,617,722	30,077,665	30,617,722	30,077,665
Non-interest bearing deposits	5,874,554	4,586,632	5,874,554	4,586,632
Interest bearing deposits	18,380,779	16,992,692	18,380,779	16,992,692
Total deposits	24,255,333	21,579,324	24,255,333	21,579,324
Borrowings	993,535	3,174,224	993,535	3,174,224
Stockholders’ equity	4,557,785	4,520,967	4,557,785	4,520,967
Tangible common stockholders’ equity (“TCE”)[1]	2,639,622	2,610,205	2,639,622	2,610,205
Average balances:
AFS and HTM securities, net	$4,392,864	$5,439,886	$4,688,747	$5,882,672
Total loans[2]	22,159,535	20,302,887	21,771,593	20,208,934
Total assets	30,652,856	29,747,603	30,623,508	30,066,118
Non-interest bearing deposits	5,385,939	4,225,258	4,914,183	4,247,401
Interest bearing deposits	18,279,977	16,524,627	18,361,388	16,839,419
Total deposits and mortgage escrow	23,665,916	20,749,885	23,275,571	21,086,820
Borrowings	1,747,941	3,872,840	2,141,851	3,959,051
Stockholders’ equity	4,530,334	4,489,167	4,500,534	4,443,112
TCE[1]	2,609,179	2,575,199	2,574,985	2,533,759
Selected operating data:
Total interest and dividend income	$244,658	$295,209	$771,411	$907,066
Total interest expense	26,834	71,888	128,516	216,400
Net interest income	217,824	223,321	642,895	690,666
Provision for credit losses	30,000	13,700	224,886	35,400
Net interest income after provision for credit losses	187,824	209,621	418,009	655,266
Total non-interest income	28,225	51,830	101,641	98,485
Total non-interest expense	119,362	106,455	358,956	348,387
Income before income tax expense	96,687	154,996	160,694	405,364
Income tax (benefit) expense	12,280	32,549	11,348	85,020
Net income	84,407	122,447	149,346	320,344
Preferred stock dividend	1,969	1,982	5,917	5,958
Net income available to common stockholders	$82,438	$120,465	$143,429	$314,386

Per share data:
Reported basic EPS (GAAP)	$0.43	$0.59	$0.74	$1.51
Reported diluted EPS (GAAP)	0.43	0.59	0.74	1.51
Adjusted diluted EPS[1] (non-GAAP)	0.45	0.52	0.73	1.53
Dividends declared per common share	0.07	0.07	0.21	0.21
Book value per share	22.73	21.66	22.73	21.66
Tangible book value per common share[1]	13.57	12.90	13.57	12.90
See legend on following page.

STERLING BANCORP AND SUBSIDIARIES

	At or for the three months ended September 30,		At or for the nine months ended September 30,
	2020	2019	2020	2019
Common shares outstanding:
Shares outstanding at period end	194,458,841	202,392,884	194,458,841	202,392,884
Weighted average shares basic	193,494,929	203,090,365	194,436,137	207,685,051
Weighted average shares diluted	193,715,943	203,566,582	194,677,020	208,108,575
Other data:
Full time equivalent employees at period end	1,466	1,689	1,466	1,689
Financial centers at period end	78	87	78	87
Performance ratios:
Return on average assets	1.07%	1.61%	0.63%	1.40%
Return on average equity	7.24	10.65	4.26	9.46
Reported return on average tangible assets[1]	1.14	1.71	0.66	1.49
Adjusted return on average tangible assets[1]	1.21	1.50	0.66	1.50
Reported return on average TCE[1]	12.57	18.56	7.44	16.59
Adjusted return on average TCE[1]	13.37	16.27	7.34	16.78
Reported operating efficiency[1]	48.5	38.7	48.2	44.1
Adjusted operating efficiency[1]	43.1	39.1	43.5	40.2
Net interest margin-GAAP	3.19	3.36	3.17	3.46
Net interest margin-tax equivalent[3]	3.24	3.42	3.22	3.51
Capital ratios (Company)[4]:
Tier 1 leverage ratio	9.93%	9.78%	9.93%	9.78%
Common equity Tier 1 capital ratio	11.18	11.73	11.18	11.73
Tier 1 risk-based capital ratio	11.75	12.35	11.75	12.35
Total risk-based capital ratio	14.17	13.49	14.17	13.49
Tangible equity to tangible assets	9.63	9.71	9.63	9.71
Tangible common equity to tangible assets[1]	9.15	9.22	9.15	9.22
Regulatory capital ratios (Bank)[4]:
Tier 1 leverage ratio	10.48%	10.08%	10.48%	10.08%
Tier 1 risk-based capital ratio	12.39	12.73	12.39	12.73
Total risk-based capital ratio	13.86	13.99	13.86	13.99
Asset quality data and ratios:
Allowance for credit losses	$325,943	$104,735	$325,943	$104,735
Non-performing loans (“NPLs”)	180,851	190,966	180,851	190,966
Non-performing assets (“NPAs”)	187,770	203,972	187,770	203,972
Net charge-offs	70,546	13,629	95,062	26,342
NPAs to total assets	0.61%	0.68%	0.61%	0.68%
NPLs to total loans[5]	0.81	0.92	0.81	0.92
Allowance for loan losses to non-performing loans	180.23	54.84	180.23	54.84
Allowance for loan losses to total loans[4]	1.46	0.50	1.46	0.50
Annualized net charge-offs to average loans	1.27	0.27	0.58	0.17
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
4 We elected the five-year capital phase-in option.
5 Total loans excludes loans held for sale.

STERLING BANCORP AND SUBSIDIARIES

Results of Operations
For the three months ended September 30, 2020, we reported net income available to common stockholders of $82.4 million, or $0.43 per diluted common share, compared to net income available to common stockholders of $120.5 million, or $0.59 per diluted common share, for the three months ended September 30, 2019.

Details of the changes in the various components of net income available to common stockholders are further discussed below.

Net Interest Income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 88.5% and 81.2% of total revenue in the three months ended September 30, 2020 and 2019, respectively. Net interest margin is the ratio of taxable equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest bearing liabilities impact net interest income and net interest margin.

We are primarily funded by core deposits, which include retail, commercial and municipal transaction deposits, money market and savings accounts and certificates of deposit accounts, including reciprocal brokered deposits through the Promontory Interfinancial Network, but excluding other brokered and wholesale deposits. As of September 30, 2020, we considered 93.0% of our total deposits to be core deposits compared to 94.1% at September 30, 2019. Non-interest bearing demand deposits were $5.9 billion of our total deposits at September 30, 2020, compared to $4.6 billion at September 30, 2019.

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

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended September 30,
	2020			2019
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
Traditional C&I and commercial finance loans	$9,133,454	$83,415	3.63%	$7,497,861	$95,638	5.06%
CRE (includes multi-family)	10,320,930	104,463	4.03	9,711,619	118,315	4.83
ADC	636,061	6,117	3.83	387,072	5,615	5.76
Commercial loans	20,090,445	193,995	3.84	17,596,552	219,568	4.95
Consumer loans	206,700	2,025	3.90	262,234	3,799	5.75
Residential mortgage loans	1,862,390	16,989	3.65	2,444,101	31,047	5.08
Total gross loans[1]	22,159,535	213,009	3.82	20,302,887	254,414	4.97
Securities taxable	2,363,059	18,623	3.14	3,189,027	21,977	2.73
Securities non-taxable	2,029,805	15,515	3.06	2,250,859	17,077	3.03
Interest earning deposits	424,249	154	0.14	304,820	1,802	2.35
FRB and FHLB stock	186,689	615	1.31	306,801	3,525	4.56
Total securities and other earning assets	5,003,802	34,907	2.78	6,051,507	44,381	2.91
Total interest earning assets	27,163,337	247,916	3.63	26,354,394	298,795	4.50
Non-interest earning assets	3,489,519			3,393,209
Total assets	$30,652,856			$29,747,603
Interest bearing liabilities:
Interest bearing demand deposits	$4,688,343	$2,911	0.25%	$4,096,744	$11,120	1.08%
Savings deposits[2]	2,727,475	1,205	0.18	2,375,882	1,913	0.32
Money market deposits	8,304,834	8,078	0.39	7,341,822	22,426	1.21
Certificates of deposit	2,559,325	6,057	0.94	2,710,179	12,871	1.88
Total interest bearing deposits	18,279,977	18,251	0.40	16,524,627	48,330	1.16
Senior Notes	—	—	—	173,750	1,369	3.15
Other borrowings	1,303,849	3,378	1.03	3,526,009	19,832	2.23
Subordinated Notes - Bank	173,328	2,360	5.45	173,081	2,357	5.45
Subordinated Notes - Company	270,764	2,845	4.20	—	—	—
Total borrowings	1,747,941	8,583	1.95	3,872,840	23,558	2.41
Total interest bearing liabilities	20,027,918	26,834	0.53	20,397,467	71,888	1.40
Non-interest bearing deposits	5,385,939			4,225,258
Other non-interest bearing liabilities	708,665			635,711
Total liabilities	26,122,522			25,258,436
Stockholders’ equity	4,530,334			4,489,167
Total liabilities and stockholders’ equity	$30,652,856			$29,747,603
Net interest rate spread[3]			3.10%			3.10%
Net interest earning assets[4]	$7,135,419			$5,956,927
Net interest margin - tax equivalent		221,082	3.24%		226,907	3.42%
Less tax equivalent adjustment		(3,258)			(3,586)
Net interest income		217,824			223,321
Accretion income on acquired loans		9,172			17,973
Tax equivalent net interest margin excluding accretion income on acquired loans		$211,910	3.10%		$208,934	3.15%
Ratio of interest earning assets to interest bearing liabilities	135.6%			129.2%
See legend on following page.

STERLING BANCORP AND SUBSIDIARIES

	For the nine months ended September 30,
	2020			2019
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
Traditional C&I and commercial finance loans	$8,654,615	$256,756	3.96%	$7,093,144	$281,808	5.30%
CRE (includes multi-family)	10,338,120	321,610	4.16	9,528,986	348,926	4.90
ADC	552,558	18,200	4.40	326,597	14,619	5.98
Commercial loans	19,545,293	596,566	4.08	16,948,727	645,353	5.09
Consumer loans	219,751	7,198	4.38	279,131	11,909	5.70
Residential mortgage loans	2,006,549	64,588	4.29	2,981,076	115,730	5.18
Total gross loans[1]	21,771,593	668,352	4.10	20,208,934	772,992	5.11
Securities taxable	2,583,795	58,107	3.00	3,489,830	74,456	2.85
Securities tax exempt	2,104,952	48,209	3.05	2,392,842	54,140	3.02
Interest earning deposits	456,405	2,131	0.62	308,561	4,597	1.99
FRB and FHLB stock	212,673	4,736	2.97	311,176	12,250	5.26
Total securities and other earning assets	5,357,825	113,183	2.82	6,502,409	145,443	2.99
Total interest earning assets	27,129,418	781,535	3.85	26,711,343	918,435	4.60
Non-interest earning assets	3,494,090			3,354,775
Total assets	$30,623,508			$30,066,118
Interest bearing liabilities:
Interest bearing demand deposits	$4,690,425	$17,275	0.49%	$4,275,899	$34,648	1.08%
Savings deposits[2]	2,805,680	7,128	0.34	2,427,778	5,580	0.31
Money market deposits	8,011,729	38,186	0.64	7,550,812	68,061	1.21
Certificates of deposit	2,853,554	29,553	1.38	2,584,930	34,165	1.77
Total interest bearing deposits	18,361,388	92,142	0.67	16,839,419	142,454	1.13
Senior Notes	100,029	2,378	3.18	175,676	4,146	3.16
Other borrowings	1,597,631	18,418	1.54	3,610,353	62,731	2.32
Subordinated Notes - Bank	173,266	7,078	5.45	173,022	7,069	5.45
Subordinated Notes - Company	270,925	8,500	4.18	—	—	—
Total borrowings	2,141,851	36,374	2.27	3,959,051	73,946	2.50
Total interest bearing liabilities	20,503,239	128,516	0.84	20,798,470	216,400	1.39
Non-interest bearing deposits	4,914,183			4,247,401
Other non-interest bearing liabilities	705,552			577,135
Total liabilities	26,122,974			25,623,006
Stockholders’ equity	4,500,534			4,443,112
Total liabilities and stockholders’ equity	$30,623,508			$30,066,118
Net interest rate spread[3]			3.01%			3.21%
Net interest earning assets[4]	$6,626,179			$5,912,873
Net interest margin - tax equivalent		653,019	3.22%		702,035	3.51%
Less tax equivalent adjustment		(10,124)			(11,369)
Net interest income		642,895			690,666
Accretion income on acquired loans		29,944			66,875
Tax equivalent net interest margin excluding accretion income on acquired loans		$623,075	3.07%		$635,160	3.18%
Ratio of interest earning assets to interest bearing liabilities	132.3%			128.4%
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

	For the three months ended September 30,
	2020 vs. 2019
	Increase / (Decrease) due to		Total increase /
	Volume	Rate	(decrease)
Interest earning assets:
Traditional C&I and commercial finance loans	$18,158	$(30,381)	$(12,223)
CRE (includes multi-family)	6,925	(20,777)	(13,852)
ADC	2,800	(2,298)	502
Commercial loans	27,883	(53,456)	(25,573)
Consumer loans	(705)	(1,069)	(1,774)
Residential mortgage loans	(6,441)	(7,617)	(14,058)
Total loans	20,737	(62,142)	(41,405)
Securities taxable	(6,284)	2,930	(3,354)
Securities tax exempt	(1,727)	166	(1,561)
Interest earning deposits	418	(2,066)	(1,648)
FRB and FHLB stock	(1,043)	(1,867)	(2,910)
Total interest earning assets	12,101	(62,979)	(50,878)
Interest bearing liabilities:
Interest bearing demand deposits	1,405	(9,614)	(8,209)
Savings deposits[1]	244	(952)	(708)
Money market deposits	2,583	(16,931)	(14,348)
Certificates of deposit	(683)	(6,131)	(6,814)
Total interest bearing deposits	3,549	(33,628)	(30,079)
Senior Notes	(684)	(685)	(1,369)
Other borrowings	(8,894)	(7,560)	(16,454)
Subordinated Notes - Bank	3	—	3
Subordinated Notes - Company	—	2,845	2,845
Total borrowings	(9,575)	(5,400)	(14,975)
Total interest bearing liabilities	(6,026)	(39,028)	(45,054)
Change in tax equivalent net interest income	18,127	(23,951)	(5,824)
Less tax equivalent adjustment	(328)	—	(328)
Change in net interest income	$18,455	$(23,951)	$(5,496)
______________________
1 Includes club accounts and interest bearing mortgage escrow balances.

STERLING BANCORP AND SUBSIDIARIES

	For the nine months ended September 30,
	2020 vs. 2019
	Increase / (Decrease) due to		Total increase /
	Volume	Rate	(decrease)
Interest earning assets:
Traditional C&I and commercial finance loans	$54,909	$(79,961)	$(25,052)
CRE (includes multi-family)	28,168	(55,484)	(27,316)
ADC	8,182	(4,601)	3,581
Commercial loans	91,259	(140,046)	(48,787)
Consumer loans	(2,256)	(2,455)	(4,711)
Residential mortgage loans	(33,522)	(17,620)	(51,142)
Total loans	55,481	(160,121)	(104,640)
Securities taxable	(20,110)	3,761	(16,349)
Securities tax exempt	(6,471)	540	(5,931)
Interest earning deposits	1,586	(4,052)	(2,466)
FRB and FHLB stock	(3,163)	(4,351)	(7,514)
Total interest earning assets	27,323	(164,223)	(136,900)
Interest bearing liabilities:
Interest bearing demand deposits	3,075	(20,448)	(17,373)
Savings deposits[1]	955	593	1,548
Money market deposits	3,965	(33,840)	(29,875)
Certificates of deposit	3,359	(7,971)	(4,612)
Total interest bearing deposits	11,354	(61,666)	(50,312)
Senior Notes	(1,794)	26	(1,768)
Other borrowings	(27,726)	(16,587)	(44,313)
Subordinated Notes - Bank	9	—	9
Subordinated Notes - Company	—	8,500	8,500
Total borrowings	(29,511)	(8,061)	(37,572)
Total interest bearing liabilities	(18,157)	(69,727)	(87,884)
Change in tax equivalent net interest income	45,480	(94,496)	(49,016)
Less tax equivalent adjustment	(1,245)	—	(1,245)
Change in net interest income	$46,725	$(94,496)	$(47,771)
Tax equivalent net interest income decreased $5.8 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The decrease was mainly due to lower yield on interest earning assets, which was due to a decline in market rates of interest and lower accretion income on acquired loans. For the three months ended September 30, 2020, total interest earning assets yielded 3.63% compared to 4.50% during the same period in 2019. Average interest earning assets increased by $808.9 million between the periods, which was mainly due to growth in commercial loans, which was partially offset by declines in residential loans and investment securities. The tax equivalent net interest margin decreased 18 basis points to 3.24% in the third quarter of 2020 from 3.42% in the third quarter of 2019. The percentage of average loans to average earning assets increased to 81.6% compared to 77.0% in 2019. The cost of interest bearing liabilities declined to 0.53% in the third quarter of 2020 compared to 1.40% in the same period in 2019, which was mainly due to lower market rates of interest and reduction of higher cost wholesale borrowings.

Tax equivalent net interest income decreased $49.0 million to $653.0 million for the nine months ended September 30, 2020, compared to $702.0 million for the nine months ended September 30, 2019. The decrease was mainly due to the same factors as discussed above. The tax equivalent net interest margin decreased to 3.22% for the nine months ended September 30, 2020 from 3.51% in the nine months ended September 30, 2019. The yield on interest earning assets was 3.85% compared to 4.60% for the nine months ended September 30, 2019, which was mainly due to changes in market rates of interest and lower accretion income. The percentage of loans to average

STERLING BANCORP AND SUBSIDIARIES
earning assets increased to 80.3% for the nine months ended September 30, 2020 compared to 75.7% for the nine months ended September 30, 2019. The cost of interest bearing liabilities declined to 0.84% for the nine months ended September 30, 2020 compared to 1.39% for the nine months ended September 30, 2019, which was mainly due to the same factors described above.

Average loans increased $1.9 billion for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase was due to loans originated by our commercial banking teams, which included PPP loans and loans acquired in the Santander acquisition, discussed in Note 2. “Acquisitions”. The average balance of commercial loans increased $2.5 billion between the periods. The average yield on loans was 3.82% compared to 4.97% in the comparable year ago period. The decrease in the yield on loans was due to the change in market rates of interest and a decline in accretion income on acquired loans, which was $9.2 million compared to $18.0 million in 2019.

The average balance of loans outstanding increased $1.6 billion in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The average yield on loans was 4.10% in the nine months ended September 30, 2020 compared to 5.11% in the comparable year ago period. The decline in yield on loans was due to the same factors as for the three-month period. In the nine months ended September 30, 2020, accretion income on acquired loans was $29.9 million compared to $66.9 million for the nine months ended September 30, 2019.

Interest income on traditional C&I and commercial finance loans decreased $12.2 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The yield on traditional C&I and commercial finance loans declined to 3.63% compared to 5.06% in 2019. The decreases in interest income and yield were due to the decrease in market rates of interest and a change in the mix of business, as lower yielding mortgage warehouse and public sector finance loans represented a substantial portion of the increase in average balances between the periods, and also due to lower accretion income on acquired loans.

Interest income on traditional C&I and commercial finance loans decreased $25.1 million and was $256.8 million in the nine months ended September 30, 2020. The yield on traditional C&I and commercial finance loans decreased to 3.96% compared to 5.30% in the nine months ended September 30, 2019. This decrease was mainly due to the same factors as for the three-month period.

Interest income on CRE loans and multi-family loans decreased $13.9 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The average balance of CRE and multi-family loans increased $609.3 million between the periods. The yield on CRE and multi-family loans was 4.03% compared to 4.83% for the three months ended September 30, 2019. The decrease in yield was mainly due to a change in market interest rates, lower accretion income on acquired loans and lower prepayment penalties.

Interest income on CRE loans and multi-family loans decreased $27.3 million to $321.6 million in the nine months ended September 30, 2020. The yield on CRE and multi-family loans was 4.16% in the nine months ended September 30, 2020 compared to 4.90% in the nine months ended September 30, 2019. The decrease in yield was mainly due to the same factors discussed in the three-month period.

Interest income on residential mortgage loans declined $14.1 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The decrease was mainly due to a decline in average balances and yield. The average balance of residential mortgage loans declined $581.7 million, due to loan sales completed in 2019 and in the third quarter of 2020, and run-off of the portfolio. The yield on residential mortgage loans decreased 143 basis points to 3.65%. The decline in yield was mainly due to adjustable rate loans repricing to market rates of interest and lower accretion income on acquired loans, which was $1.8 million compared to $3.8 million in 2019.

Interest income on residential mortgage loans decreased $51.1 million to $64.6 million in the nine months ended September 30, 2020. The decrease was mainly due to a $1.0 billion decline in the average balance of residential mortgage loans. The yield on residential mortgage loans declined to 4.29% compared to 5.18% for the nine months ended September 30, 2019. The yield on residential mortgage loans declined due to changes in market rates of interest on adjustable mortgage loans and lower accretion income on acquired loans, which was $7.1 million for the nine months ended September 30, 2020 compared to $20.3 million for the nine months ended September 30, 2019.

Tax equivalent interest income on securities decreased $4.9 million for the three months ended September 30, 2020, mainly due to a decrease of $1.0 billion in average securities between the periods. The decline in balances was due to sales of securities and accelerated repayment of mortgage-backed securities. The tax equivalent yield on securities increased to 3.09% compared to 2.85% in 2019. The increase in yield was mainly due to sales of lower yielding municipal securities in 2019. The average balance of tax-exempt securities declined to $2.0 billion, compared to $2.3 billion.

STERLING BANCORP AND SUBSIDIARIES
Tax equivalent interest income on securities decreased $22.3 million to $106.3 million in the nine months ended September 30, 2020. This was mainly the result of a decrease of $1.2 billion in the average balance of securities between the periods. The tax equivalent yield on securities was 3.03% in the nine months ended September 30, 2020, compared to 2.92% in the nine months ended September 30, 2019. The change in average balance and yield is mainly due to the same factors as for the three-month period.

Average total deposits and mortgage escrow balances increased $2.9 billion to $23.7 billion in the three months ended September 30, 2020. Average interest bearing deposits increased $1.8 billion and average non-interest bearing deposits increased $1.2 billion. The increase in deposits was mainly due to growth in commercial, consumer and on-line deposits. The average cost of interest bearing deposits was 0.40% compared to 1.16%. The average cost of total deposits was 0.31% compared to 0.92% in the third quarter of 2019. The decrease in the cost of deposits was mainly due to declines in market interest rates.

Average total deposits and mortgage escrow balances increased $2.2 billion to $23.3 billion in the nine months ended September 30, 2020. Average interest bearing deposits increased $1.5 billion and average non-interest bearing deposits increased $666.8 million. The increases were mainly due to the same factors as discussed above. The average cost of interest bearing deposits was 0.67% in the nine months ended September 30, 2020 compared to 1.13% in the nine months ended September 30, 2019. The average cost of total deposits was 0.53% in the nine months ended September 30, 2020 compared to 0.90% in the nine months ended September 30, 2019. The decrease in the cost of deposits was mainly due to the same factors discussed above.

Average borrowings declined $2.1 billion in the three months ended September 30, 2020, compared to the same period a year ago. Given the increase in deposits and the decline in residential mortgage loans and investment securities between the periods, excess liquidity was used to reduce borrowings. The average cost of borrowings was 1.95% for the third quarter of 2020, compared to 2.41% in 2019.

Average borrowings decreased $1.8 billion to $2.1 billion in the nine months ended September 30, 2020, compared to $4.0 billion in the same period a year ago. The decrease in average borrowings was due to the same factors as discussed in the three-month period. The average cost of borrowings was 2.27% for the nine months ended September 30, 2020 compared to 2.50% in the nine months ended September 30, 2019. The decrease was mainly due to the same factors as discussed in the three-month period.

Provision for Credit Losses - Loans. The provision for credit losses - loans is determined as the amount to be added to the ACL - loans after net charge-offs have been deducted to bring the allowance to a level that is our best estimate of the net amount not expected to be collected on portfolio loans. For the three months ended September 30, 2020 and September 30, 2019, the provision for credit losses - loans was $31.0 million and $13.7 million, respectively. For the nine months ended September 30, 2020 and September 30, 2019, the provision for credit losses - loans was $224.2 million and $35.4 million, respectively. See the section captioned “Non-Performing Loans and Non-Performing Assets” later in this discussion for further analysis of the provision for credit losses - loans.

Provision for Credit Losses - HTM Securities. The provision for credit losses - HTM securities for the three months ended September 30, 2020 was a credit of $1.0 million and for the nine month period ended September 30, 2020, was $703 thousand. There was no provision for credit losses - HTM securities during 2019. The ACL - HTM securities is based on our estimate of loss given anticipated defaults due to COVID-19 and deterioration in economic conditions. In the third quarter of 2020, we reduced the allowance for credit losses - HTM securities after we sold $93.0 million of HTM securities, of securities that had demonstrated significant credit deterioration since the date of purchase. Coupled with the decline in the securities portfolio, our modeling indicated the remaining reserve of $1.5 million adequately covers all expected credit losses in the HTM securities portfolio.

STERLING BANCORP AND SUBSIDIARIES
Non-interest income. The components of non-interest income were as follows for the periods presented below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Deposit fees and service charges	$5,960	$6,582	$17,928	$19,891
Accounts receivable management / factoring commissions and other fees	5,393	6,049	15,349	17,265
Bank owned life insurance	5,363	8,066	15,331	15,900
Loan commissions and fees	7,290	6,285	26,317	15,431
Investment management fees	1,735	1,758	4,960	5,708
Net gain (loss) on sale of securities	642	6,882	9,539	(6,830)
Net gain on called securities	—	—	4,880	—
Gain on termination of pension plan	—	12,097	—	12,097
Gain on sale of residential mortgage loans	—	—	—	8,313
Other	1,842	4,111	7,337	10,710
Total non-interest income	$28,225	$51,830	$101,641	$98,485

Non-interest income was $28.2 million for the three months ended September 30, 2020, compared to $51.8 million in the same period a year ago, and was $101.6 million for the nine months ended September 30, 2020 compared to $98.5 million. Generally, unless otherwise stated below, the change in non-interest income for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was due to the same factors as between the three month periods described below.

Deposit fees and service charges were $6.0 million for the third quarter of 2020, which represented a $622 thousand decrease from the third quarter of 2019. This was mainly due to lower transaction volumes as a result of the pandemic.

Bank owned life insurance (“BOLI”) income represents the change in the cash surrender value of life insurance policies owned by us. BOLI income was $5.4 million for the third quarter of 2020, compared to $8.1 million in the same period a year ago. In the three months ended September 30, 2019, we restructured the BOLI acquired in the merger with Astoria Financial Corporation (the “Astoria Merger”) by reinvesting the assets into securities that have a better risk-adjusted return profile and realized a gain based on the fair value of the underlying securities relative to their carrying value at the time of the restructuring.

Loan commissions and fee income includes fees on lines of credit, loan servicing fees, loan syndication fees, collateral monitoring, and other loan related fees that are not included in interest income. Loan commissions and fees were $7.3 million for the three months ended September 30, 2020, compared to $6.3 million for the three months ended September 30, 2019. The increase was mainly due to fee income earned on operating leases of $3.8 million, which were acquired in the Santander Acquisition, which is discussed in Note 2. “Acquisitions”. In the nine months ended September 30, 2020, income earned on operating leases was $11.9 million; income also included gain on sale of equipment finance loans of $2.9 million.

Net gain (loss) on sale of securities represents net gains or losses incurred on the sale of securities from our investment securities portfolio. Net gain (loss) on sale of securities is impacted significantly by changes in market interest rates and strategies we use to manage yield, liquidity and interest rate risk, and it is difficult to forecast the amount of net losses or gains consistently. We realized a net gain on sale of securities of $642 thousand in the three months ended September 30, 2020, compared to a gain of $6.9 million in the three months ended September 30, 2019. The net gain in 2020 was mainly due to the sale of securities held in our held to maturity portfolio, as we sold securities from one issuer that had demonstrated significant deterioration in credit quality since the date we acquired the securities. The gain in 2019 was mainly due to the sale of municipal securities portfolio. For the nine months ended September 30, 2020, we realized net gain on sale of securities of $9.5 million compared to a net loss of $6.8 million in 2019. In 2020, we sold securities to reduce the level of investment securities to total earning assets. In 2019, we sold securities to fund a portion of the commercial loans acquired from Woodforest and to reduce wholesale deposits and borrowings.

Net gain on called securities in the nine months ended September 30, 2020 represents income earned on securities called earlier this year of $139.8 million, which were mainly government agency securities.

STERLING BANCORP AND SUBSIDIARIES
Gain on termination of pension plan represents income we recognized in the third quarter of 2019 due to the termination and settlement of the Astoria defined benefit pension plan, which resulted in a gain of $12.1 million. The gain was the result of several factors including strong performance in the actual return on plan assets in 2019 and a better than expected bid outcome on the annuities purchase.

Gain on sale of residential mortgage loans represents the net gain realized on the sale of residential mortgage loans held for sale in the first quarter of 2019. The sale was part of our strategy of increasing the percentage of commercial loans to total loans in our loan portfolio.

Other non-interest income principally includes fees for loan swaps, safe deposit rentals and foreign exchange fees. Other non-interest income declined to $1.8 million in the third quarter of 2020 from $4.1 million in the third quarter of 2019 and was mainly due to lower loan swap transaction volumes.

Non-interest expense. The components of non-interest expense were as follows for the periods presented below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Compensation and benefits	$55,960	$52,850	$165,504	$163,313
Stock-based compensation plans	5,869	4,565	17,788	14,293
Occupancy and office operations	14,722	15,836	44,616	48,477
Information technology	8,422	8,545	23,752	26,267
Amortization of intangible assets	4,200	4,785	12,600	14,396
FDIC insurance and regulatory assessments	3,332	3,194	10,176	9,526
Other real estate owned expense (“OREO”), net	151	79	1,436	754
Charge for asset write-downs, retention and severance	—	—	—	3,344
Impairment related to financial centers and real estate consolidation strategy	—	—	—	14,398
Loss on extinguishment of borrowings	6,241	—	16,713	—
Other non-interest expense	20,465	16,601	66,371	53,619
Total non-interest expense	$119,362	$106,455	$358,956	$348,387

Non-interest expense for the three months ended September 30, 2020 was $119.4 million, a $12.9 million increase from $106.5 million for the three months ended September 30, 2019. The increase was mainly due to severance compensation of $2.2 million, which was related to a reduction in FTEs from 1,617 at June 30, 2020 to 1,466 at September 30, 2020, and an increase in other non-interest expense mainly due to early termination of FHLB borrowings and depreciation expense on operating leases. In the nine months ended September 30, 2020, non-interest expense increased $10.6 million compared to the same period a year ago. The increase was mainly due to depreciation expense associated with operating leases acquired in the Santander Acquisition. Changes in the components of non-interest expense are discussed below.

Compensation and benefits expense was $56.0 million for the three months ended September 30, 2020, compared to $52.9 million for the three months ended September 30, 2019. The increase was mainly due to severance compensation as discussed above.

Stock-based compensation plans expense was $5.9 million in the third quarter of 2020, compared to $4.6 million in the third quarter of 2019. For the nine months ended September 30, 2020, stock-based compensation plans expense increased $3.5 million. The increases were due to a greater percentage of compensation paid to our executive management and senior personnel in stock awards to better align the interests of management and employees to those of our stockholders. For additional information related to our employee benefit plans and stock-based compensation, see Note 11. “Stock-Based Compensation” in the notes to consolidated financial statements included elsewhere in this report.

Occupancy and office operations expense was $14.7 million in the third quarter of 2020, compared to $15.8 million in the third quarter of 2019. For the nine months ended September 30, 2020, occupancy and office operations expense declined by $3.9 million. At September 30, 2020, we had 78 financial center locations, compared to 87 financial centers at September 30, 2019.

STERLING BANCORP AND SUBSIDIARIES
Information technology expense, which mainly includes the cost of our loan and deposit operating systems and contracted service and maintenance associated with other data processing systems, was $8.4 million in the third quarter of 2020, compared to $8.5 million in the third quarter of 2019. For the nine months ended September 30, 2020, information technology expense declined by $2.5 million. The decreases in information technology expense was mainly due to a decline in data processing expense.

Amortization of intangible assets expense mainly includes amortization of core deposit intangible assets, customer lists and non-compete agreements. Amortization of intangible assets was $4.2 million in the three months ended September 30, 2020, compared to $4.8 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, amortization of intangible assets expense declined by $1.8 million. The decreases in amortization expense were mainly due to the accelerated amortization of the core deposit intangible assets that were recorded in the Astoria Merger and other acquisitions. For additional information, see Note 6. “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included elsewhere in this report.

OREO, net was $1.4 million for the nine months ended September 30, 2020 compared to $754 thousand for the nine months ended September 30, 2019. In 2020, we wrote-down the carrying value of three commercial OREO properties based on updated appraisals.

Charge for asset write-downs, retention and severance expense was $3.3 million for the nine months ended September 30, 2019. In the year ago period we incurred a charge related to the Woodforest Portfolio Acquisition for professional fees, retention and severance, systems integration costs and an impairment of a lease assumed in the transaction.

Impairment related to financial centers and real estate consolidation strategy was $14.4 million for the nine months ended September 30, 2019. This charge included a write-off of leasehold improvements, land and buildings, and the early termination of several long-term leases.

Loss on extinguishment of borrowings were $6.2 million and $16.7 million for the three and nine month periods ended September 30, 2020, respectively. Due to significant growth in core deposits, we used excess cash to reduce wholesale borrowings. In the third quarter of 2020, we repaid $450.0 million of FHLB borrowings.
Other non-interest expense includes professional fees, depreciation expense on operating leases acquired in the Santander Acquisition, advertising and promotion, communications, residential mortgage loan servicing, insurance, operational losses, commercial loan processing expenses, pension and post retirement plans, recruitment fees, taxes not included in income tax expense, travel and client entertainment, and colleague training expense. For the three months ended September 30, 2020, other non-interest expense was $20.5 million, compared to $16.6 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, other non-interest expense increased by $12.8 million. In connection with the Santander Acquisition, we incurred depreciation expense on operating leases of $3.1 million and $9.8 million for the three and nine month periods ended September 30, 2020, respectively. In addition, in the nine month period ended September 30, 2020, we incurred incremental operating expenses of $3.7 million directly related to the pandemic that included charitable contributions, compensation and occupancy expenses. See Note 12. “Other Non-Interest Expense, Other Assets and Other Liabilities” in the notes to the consolidated financial statements included elsewhere in this report for details on significant components.

Income tax expense was $12.3 million, which equaled an effective income tax rate of 12.7% for the three months ended September 30, 2020, compared to $32.5 million, or 21.0%, for the three months ended September 30, 2019. Our estimated effective income tax rate for the full year 2020 is 12.5% prior to impact of discrete items.. In the three months ended September 30, 2020, vesting of stock-based compensation increased income tax expense by $192 thousand.

For the nine months ended September 30, 2020, we recorded income tax expense of $11.3 million, which equaled an effective income tax rate of 7.1%, compared to income tax expense of $85.0 million, or 21.0%, for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, income tax expense was impacted by the following discrete items:
•Based on provisions of the CARES Act, we had an NOL carryback in the first quarter of 2020 that resulted in an income tax benefit of $21.3 million. In the first quarter of 2020, we also recorded an accrual for uncertain tax positions of $11.5 million which is discussed in Note 10. “Income Taxes” in the notes to consolidated financial statements included elsewhere in this report. The net of these two items was an income tax benefit of $9.8 million.
•Year to date we recorded income tax expense of $970 thousand due to vesting of stock-based compensation.
Our income tax rate reconciliation is presented in Note 10. “Income Taxes” included elsewhere in this report. For the three months ended September 30, 2020, we had an annual effective tax rate benefit of $4.8 million. For the nine months ended September 30, 2020, we had an annual effective tax rate expense of $7.3 million. Results year to date include the impact of the NOL carryback benefit we

STERLING BANCORP AND SUBSIDIARIES
recorded in the first quarter of 2020. We estimate our annual effective income tax rate will be 12.5% for full year 2020, and anticipate that the annual effective tax rate reconciling item will be eliminated by year end.
Our estimated effective tax rate may fluctuate based on the amount of provision for credit losses that we record in the remainder of 2020.

Portfolio Loans
The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the periods indicated.

	September 30, 2020		December 31, 2019
	Amount	%	Amount	%
Commercial:
C&I:
Traditional C&I	$3,318,629	14.9%	$2,355,031	11.0%
Asset-based lending	875,338	3.9	1,082,618	5.0
Payroll finance	133,976	0.6	226,866	1.1
Warehouse lending	1,706,340	7.7	1,330,884	6.2
Factored receivables	209,982	0.9	223,638	1.0
Equipment financing	1,567,879	7.0	1,800,564	8.4
Public sector finance	1,519,573	6.8	1,213,118	5.7
Total C&I	9,331,717	41.8	8,232,719	38.4
Commercial mortgage:
CRE	5,779,695	26.0	5,418,648	25.3
Multi-family	4,597,587	20.6	4,876,870	22.7
ADC	633,166	2.9	467,331	2.2
Total commercial mortgage	11,010,448	49.5	10,762,849	50.2
Total commercial	20,342,165	91.3	18,995,568	88.6
Residential mortgage	1,739,563	7.8	2,210,112	10.3
Consumer	200,212	0.9	234,532	1.1
Total portfolio loans	22,281,940	100.0%	21,440,212	100.0%
Allowance for credit losses - loans	(325,943)		(106,238)
Total portfolio loans, net	$21,955,997		$21,333,974
Note: the percentages in the table above are rounded to the nearest tenth of a percent.

Overview. Total portfolio loans, net, increased $622.0 million to $22.0 billion at September 30, 2020, compared to $21.3 billion at December 31, 2019. This was mainly due to an increase in total commercial loans of $1.3 billion, which was offset by a decline in residential mortgage loans of $470.5 million, and the change in the ACL - loans of $219.7 million. The change in total portfolio loans is consistent with our strategy of transitioning our portfolio composition to reduce residential mortgage loans and increase the proportion of commercial loans.

At September 30, 2020, total C&I loans comprised 41.8% of the total loan portfolio, compared to 38.4% at December 31, 2019. Commercial mortgage loans comprised 49.5% and 50.2% of the total loan portfolio at September 30, 2020 and December 31, 2019, respectively. Residential mortgage loans comprised 7.8% of the total loan portfolio at September 30, 2020, compared to 10.3% at December 31, 2019. Our goal, over time, is for our loan portfolio to consist of at least 45.0% traditional C&I and commercial finance; 45.0% commercial real estate; and the balance comprised of consumer and residential mortgage loans.

In the nine months ended September 30, 2020, traditional C&I loans increased by $1.0 billion, which included $638.0 million of PPP loans originated in the second quarter of 2020. Warehouse lending loans increased $375.5 million, which was mainly due to higher mortgage loan refinance activity. Public sector finance loans increased $306.5 million, mainly due to investments by local municipalities in infrastructure and other projects. These increases were partially offset by declines in asset-based lending loans of $207.3 million, which was due to decreases in borrowing base availability as a result of reduced economic activity, $232.7 million in equipment finance

STERLING BANCORP AND SUBSIDIARIES
loans, which included the sale of $98.4 million of loans in the first quarter and the sale of $106.2 million of loans in the third quarter and $92.9 million in payroll finance loans, due to seasonal fluctuations and the impact of COVID-19 on our clients’ businesses.

CRE loans increased $361.0 million in the nine months ended September 30, 2020. The increase was mainly due to strong demand for these loan products in our market area. Multi-family loans declined in the first nine months of 2020 by $279.3 million, mainly due to run-off in broker originated loans that are not consistent with our strategy.

ADC loans, which are a component of commercial mortgage loans, increased $165.8 million in the nine months ended September 30, 2020. The increase is mainly due to construction loans related to our affordable housing tax credit investments. Other ADC loans are generally originated to select clients, mostly within our immediate footprint.

Residential mortgage loans were $1.7 billion at September 30, 2020, compared to $2.2 billion at December 31, 2019. The decline was mainly due to repayments, and included the sale of $53.2 million of residential mortgage non-performing loans in the third quarter of 2020.

Included in our residential mortgage portfolio are loans that were originated in 2010 or earlier as interest-only adjustable rate mortgages (“ARM loans”) with terms of up to forty years, which have an initial fixed rate for five, seven or 10 years and convert into one year interest-only ARM loans at the end of the initial fixed rate period. Interest-only ARM loans require the borrower to pay interest only during the first ten years of the loan term, which typically results in a material increase in the borrower’s monthly payments upon conversion. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining term. There were $660.6 million of residential mortgage loans that were originated as interest only ARM loans at September 30, 2020 compared to $846.6 million at December 31, 2019.

Non-Performing Loans and Non-Performing Assets
The table below sets forth the amounts and categories of our NPAs at the dates indicated. There were no warehouse lending or public sector finance loans that were non-performing at such dates.

	September 30,	December 31,
	2020	2019
Non-accrual loans:
Traditional C&I	$21,469	$27,148
Asset-based lending	6,055	4,966
Payroll finance	64	9,396
Factored receivables	2,070	—
Equipment financing	32,488	33,050
CRE	54,382	26,213
Multi-family	10,260	3,400
ADC	30,434	434
Residential mortgage	13,334	62,275
Consumer	10,239	12,169
Total non-accrual loans	180,795	179,051
Accruing loans past due 90 days or more	56	110
Total NPLs	180,851	179,161
OREO	6,919	12,189
Total NPAs	$187,770	$191,350
TDRs accruing and not included above	$41,446	$49,807
Ratios:
NPLs to total loans	0.81%	0.84%
NPAs to total assets	0.61	0.63

NPAs and NPLs. NPLs include non-accrual loans and accruing loans past due 90 days or more. NPAs include NPLs and OREO. At September 30, 2020, total NPLs increased $1.7 million to $180.9 million compared to $179.2 million at December 31, 2019. Non-accrual loans were $180.8 million and loans 90 days past due and still accruing interest which were well secured and in the process of collection, were $56 thousand as of September 30, 2020. Non-accrual loans increased by $1.7 million to $180.8 million at September 30, 2020 from $179.1 million at December 31, 2019. The increase was mainly due to one ADC relationship and CRE loans which are in the process of work-out or exit. During the three months ended September 30, 2020, we sold $53.2 million of non-performing residential

STERLING BANCORP AND SUBSIDIARIES
mortgage loans. Loans past due 90 days or more and still accruing was $56 thousand and includes a traditional C&I and an equipment finance loan that were in the process of being renewed.

TDRs. TDRs still accruing interest income are loans modified for borrowers that have experienced financial difficulties but are performing in accordance with the terms of their loan and were performing prior to the modification. Loan modification concessions may include actions such as an extension of the maturity date or the lowering of interest rates and monthly payments. At September 30, 2020, total TDRs were $93.3 million, of which $41.4 million were performing in accordance with their modified terms and $51.8 million were non-accrual. At December 31, 2019, total TDRs were $75.7 million of which $49.8 million were performing and $25.8 million were non-accrual. The increase in non-accrual TDRs at September 30, 2020 was mainly due to the transfer to non-accrual of TDRs that were performing at December 31, 2019. Total TDRs, including performing TDRs increased due to new TDR designations of $34.9 million in the nine months ended September 30, 2020. Total charge-offs of TDR loans were $4.9 million and $594 thousand for the nine months ended September 30, 2020 and 2019, respectively. TDR balances are more fully discussed in Note 4. “Portfolio Loans - TDRs” in the notes to the consolidated financial statements included elsewhere in this report. As of September 30, 2020, there were no commitments to lend additional funds to borrowers with loans that have been classified as TDRs.

Forbearance under the CARES Act. The CARES Act permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. On April 7, 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency, (the “Agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and provided practical expedients for evaluating whether loan modifications that occur in response to COVID-19 are TDRs. The Agencies confirmed with the Financial Accounting Standards Board that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not considered to be TDRs. This includes short-term (e.g., nine months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. We are applying this guidance to qualifying loan modifications.

At September 30, 2020, we had approved CARES Act conforming payment deferrals on outstanding loan balances as shown in the following table:

	Loan balance outstanding	Deferral of principal and interest	%
Traditional C&I	$3,318,629	$23,240	0.7%
Asset-based lending	875,338	—	—
Payroll finance	133,976	—	—
Warehouse lending	1,706,340	—	—
Factored receivables	209,982	—	—
Equipment finance	1,567,879	76,744	4.9
Public sector finance	1,519,573	—	—
Commercial real estate	5,779,695	139,627	2.4
Multi-family	4,597,587	38,502	0.8
ADC	633,166	—	—
Residential	1,739,563	175,601	10.1
Consumer	200,212	12,436	6.2
Total Portfolio loans	$22,281,940	$466,150	2.1%

Principal and interest deferrals were approved for 2.1% of our loan portfolio. Deferrals consist mainly of 90-day principal and interest deferral with the ability to extend an additional 90-day period at the Bank’s option. We are closely monitoring and working with our clients to determine ongoing deferral extensions and requests.

SBA PPP Loans. We are participating as a lender under the SBA’s PPP. As of September 30, 2020, we had approximately 3,300 loans totaling $649.0 million outstanding. We anticipate the forgiveness process will commence in the fourth quarter of 2020. On October 29, 2020, we sold 2,817 PPP loans with an outstanding principal balance of $266.8 million.We recognized a gain on sale of approximately

STERLING BANCORP AND SUBSIDIARIES
$3.4 million. Note that prior to this sale in October, we fully repaid all borrowings under the PPP Liquidity Facility, which were $117.5 million.

OREO. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO until such time as it is sold. When real estate is transferred to OREO, it is recorded at fair value less costs to sell. If the fair value less cost to sell is less than the loan balance, the difference is charged against the ACL - loans. After transfer to OREO, we regularly update the fair value of the properties. Subsequent declines in fair value are charged to current earnings and included in other non-interest expense as part of OREO expense. At September 30, 2020, we had OREO properties with a recorded balance of $6.9 million, compared to $12.2 million at December 31, 2019. The decrease was mainly due to $4.6 million in sales and $1.6 million of write-downs to fair value. We had OREO additions of $983 thousand in the nine months ended September 30, 2020.

Classification of Assets. Our determination as to the classification of our assets and the amount of our ACL - loans are subject to review by our regulators, who can direct the charge-off of loans and order the establishment of additions to our ACL. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. As of September 30, 2020, we had $204.3 million of loans designated as “special mention” compared to $160.0 million at December 31, 2019. The increase was mainly due to borrowers impacted by the pandemic and included commercial real estate loans and traditional C&I loans.

On the basis of management’s review of our assets at September 30, 2020, classified assets consisted of substandard loans of $375.4 million and OREO of $6.9 million. Substandard loans were $295.4 million and OREO was $12.2 million at December 31, 2019. The increase in substandard loans in the nine months ended September 30, 2020 was mainly related to commercial real estate loans, including multi-family loans, traditional C&I loans, asset-based loans and one ADC loan. Our asset resolution team is working with these borrowers to reduce the outstanding balances and maximize repayments.

ACL - Loans. The ACL - loans is a valuation account that is deducted from the amortized cost basis of portfolio loans to present the net amount expected to be collected on portfolio loans over their contractual life. See Note 1. “Basis of Financial Statement Presentation - (e) Accounting Principle Change” for additional detail regarding our ACL - loan calculation methodology.

Our estimate of credit losses at September 30, 2020 is based on the Moody’s September 20, 2020 Forecast Vintage Baseline Scenario, which included the impact of economic developments including the pandemic. The Moody’s baseline forecast incorporates a significant amount of macroeconomic assumptions and variables.

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

The ACL - loans increased from $106.2 million at December 31, 2019 to $325.9 million at September 30, 2020. The ACL - loans at September 30, 2020 represented 180.2% of non-performing loans and 1.46% of total portfolio loans. At December 31, 2019, the allowance for loan losses represented 59.3% of non-performing loans and 0.50% of total portfolio loans.

STERLING BANCORP AND SUBSIDIARIES
Allocation of ACL - loans. The following table sets forth the ACL - loans allocated by loan category, the total loan balances by category (excluding loans held for sale), and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	September 30, 2020			December 31, 2019
	Allowance for credit losses	Loan balance	% of ACL to loan balance	Allowance for loan losses	Loan balance	% of ALLL to loan balance
Traditional C&I	$39,673	$3,318,629	1.20%	$15,951	$2,355,031	0.68%
Asset-based lending	25,954	875,338	2.97	14,272	1,082,618	1.32
Payroll finance	2,435	133,976	1.82	2,064	226,866	0.91
Warehouse lending	1,506	1,706,340	0.09	917	1,330,884	0.07
Factored receivables	5,144	209,982	2.45	654	223,638	0.29
Equipment financing	35,545	1,567,879	2.27	16,723	1,800,564	0.93
Public sector finance	4,184	1,519,573	0.28	1,967	1,213,118	0.16
CRE	124,263	5,779,695	2.15	27,965	5,418,648	0.52
Multi-family	39,708	4,597,587	0.86	11,440	4,876,870	0.23
ADC	17,845	633,166	2.82	4,732	467,331	1.01
Residential mortgage	22,837	1,739,563	1.31	7,598	2,210,112	0.34
Consumer	6,849	200,212	3.42	1,955	234,532	0.83
Total	$325,943	$22,281,940	1.46	$106,238	$21,440,212	0.50

Collateral Dependent Loans. A loan must meet both of the following conditions to be considered collateral dependent:
•We expect repayment of the financial asset to be provided substantially through the operation or sale of the collateral.
•We determined the borrower is experiencing financial difficulty as of the financial statement date.

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

Collateral dependent loans were $162.9 million at September 30, 2020. The increase in collateral dependent loans compared to impaired loans at December 31, 2019, was mainly due to one ADC relationship, two CRE relationships, asset-based lending loans, equipment finance loans and the adoption of the CECL Standard, which impacted the classification of collateral dependent equipment finance and residential mortgage loans. Prior to 2020, equipment finance and residential mortgage loans were measured for impairment only if the loan balance exceeded $750 thousand. As our CECL methodology allows us to determine fair value and expected credit losses for each loan individually, we now consider loans collateral dependent based on the criteria discussed above.

Impaired Loans. Before we implemented the CECL Standard, a loan was impaired when it was probable we would be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loan values were based on one of three measures: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan was less than its recorded investment, our practice was to write-down the loan against the allowance for loan losses so the recorded investment matched the impaired value of the loan. Impaired loans generally included a portion of non-performing loans and accruing and performing TDR loans. At December 31, 2019, we held impaired loans of $109.0 million.

Changes in Financial Condition between September 30, 2020 and December 31, 2019
Total assets increased $31.2 million at September 30, 2020, compared to December 31, 2019. Components of the change in total assets were:
•Commercial loans increased by $1.3 billion to $20.3 billion at September 30, 2020, compared to $19.0 billion at December 31, 2019. Approximately half this increase was related to SBA PPP loans funded in the second quarter of 2020. The balance was mainly due to increased draws on existing mortgage warehouse and ADC lines and new loans originated by our public sector finance team.

STERLING BANCORP AND SUBSIDIARIES
•Residential mortgage loans held in our loan portfolio declined by $470.5 million to $1.7 billion at September 30, 2020 compared to $2.2 billion at December 31, 2019. This decline was mainly due to repayments and also included the non-performing residential mortgage loan sale discussed previously.
•Total investment securities declined by $874.0 million to $4.2 billion at September 30, 2020, compared to $5.1 billion at December 31, 2019, mainly due to sales and calls of securities.
•Other assets increased by $244.6 million to $1.1 billion at September 30, 2020, compared to $840.9 million at December 31, 2019. The components of other assets are as follows:

	September 30,	December 31,
	2020	2019
Low income housing tax credit investments	$461,658	$386,824
Right of use asset for operating leases	100,635	112,226
Fair value of swaps	166,095	67,318
Cash on deposit as swap collateral net of settlement	91,374	93,606
Operating leases - equipment and vehicles leased to others	58,367	72,291
Other assets	207,308	108,603
	$1,085,437	$840,868
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
•Operating leases - equipment and vehicles leased to others is mainly the remaining balance of leases we acquired in the fourth quarter of 2019.
•Other assets include income taxes, prepaid insurance, prepaid property taxes, prepaid maintenance, accounts receivable and other miscellaneous assets. The increase in 2020 is mainly due to an increase in income taxes from the change in the tax law under the CARES Act and timing of prepaid asset purchases.

Total liabilities increased $3.6 million to $26.1 billion at September 30, 2020. The increase was mainly due to the following:
•Total deposits increased $1.8 billion to $24.3 billion at September 30, 2020, compared to $22.4 billion at December 31, 2019. Our core deposits were $22.6 billion at September 30, 2020, which represented 93.0% of our total deposit balances.
◦Municipal deposits increased $409.0 million to $2.4 billion at September 30, 2020, compared to $2.0 billion at December 31, 2019. The increase was mainly due to seasonal factors as tax collections generally increase these balances at the end of the first and third quarters.
◦Brokered deposits declined $291.7 million to $1.6 billion at September 30, 2020, compared to $1.9 billion at December 31, 2019. The decrease was due to a change in funding mix as a result of other deposit inflows.
•PPPLF borrowings were $117.5 million at September 30, 2020. These borrowings are collateralized by PPP loans.
The increases above were partially offset by the following decreases:
•FHLB borrowings decreased $1.8 billion to $397.0 million at September 30, 2020, compared to $2.2 billion at December 31, 2019, which was mainly due to increases in deposits and repayments from securities.
•Other liabilities increased $33.6 million to $727.0 million at September 30, 2020, compared to $693.5 million at December 31, 2019. The increase was mainly due to an increase in loan swaps.

Supplemental Reporting of Non-GAAP Financial Measures
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance and to assess our performance compared to our

STERLING BANCORP AND SUBSIDIARIES
annual budget and strategic plans. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors, analysts, regulators and others information that we use to manage and evaluate our performance each period. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements, and notes thereto for the quarter ended September 30, 2020 included elsewhere in this report, and the year ended December 31, 2019, included in the 2019 Form 10-K.

	September 30,
	2020	2019
The following table shows the reconciliation of pretax pre-provision net revenue to adjusted pretax pre-provision net revenue(1):
Net interest income	$217,824	$223,321
Non-interest income	28,225	51,830
Total net interest income and non-interest income	246,049	275,151
Non-interest expense	119,362	106,455
Pretax pre-provision net revenue	126,687	168,696

Adjustments:
Net (gain) on sale of securities	(642)	(6,882)
Net (gain) on termination of Astoria defined benefit pension plan	—	(12,097)
Loss on extinguishment of debt	6,241	—
Amortization of non-compete agreements and acquired customer list intangible assets	172	200
Adjusted pretax pre-provision net revenue including accretion income	132,458	149,917
Accretion income	(9,172)	(17,973)
Adjusted pretax pre-provision net revenue excluding accretion income	$123,286	$131,944
See legend beginning on page 77.

	September 30,
	2020	2019
The following table shows the reconciliation of stockholders’ equity to tangible common equity and the tangible common equity ratio [2]:
Total assets	$30,617,722	$30,077,665
Goodwill and other intangibles	(1,781,246)	(1,772,963)
Tangible assets	28,836,476	28,304,702
Stockholders’ equity	4,557,785	4,520,967
Preferred stock	(136,917)	(137,799)
Goodwill and other intangibles	(1,781,246)	(1,772,963)
Tangible common stockholders’ equity	2,639,622	2,610,205
Common stock outstanding at period end	194,458,841	202,392,884
Common stockholders’ equity as a % of total assets	14.44%	14.57%
Book value per common share	$22.73	$21.66
Tangible common equity as a % of tangible assets	9.15%	9.22%
Tangible book value per common share	$13.57	$12.90
See legend beginning on page 77.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
The following table shows the reconciliation of reported return on average tangible assets and adjusted return on average tangible assets [3]:
Average assets	$30,652,856	$29,747,603	$30,623,508	$30,066,118
Average goodwill and other intangibles	(1,784,016)	(1,776,118)	(1,788,190)	(1,771,242)
Average tangible assets	28,868,840	27,971,485	28,835,318	28,294,876
Net income available to common stockholders	82,438	120,465	143,429	314,386
Net income, if annualized	327,960	477,932	191,588	420,333
Reported return on average tangible assets	1.14%	1.71%	0.66%	1.49%
Adjusted net income (non-GAAP)	$87,682	$105,629	$141,418	$318,038
Annualized adjusted net income	348,822	419,072	188,902	425,215
Adjusted return on average tangible assets (non-GAAP)	1.21%	1.50%	0.66%	1.50%
See legend beginning on page 75.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
The following table shows the reconciliation of reported net income and reported EPS (GAAP) to adjusted net income available to common stockholders (non-GAAP) and adjusted diluted EPS (non-GAAP)[4]:
Income before income tax expense	$96,687	$154,996	$160,694	$405,364
Income tax expense	12,280	32,549	11,348	85,020
Net income (GAAP)	84,407	122,447	149,346	320,344
Adjustments:
Net (gain) loss on sale of securities	(642)	(6,882)	(9,539)	6,830
(Gain) on termination of pension plan	—	(12,097)	—	(12,097)
Impairment related to financial centers and real estate consolidation strategy	—	—	—	14,398
Net (gain) on sale of residential mortgage loans	—	—	—	(8,313)
Charge for asset write-downs, retention and severance	—	—	—	3,344
Net loss (gain) on extinguishment of borrowings	6,241	—	16,713	(46)
Amortization of non-compete agreements and acquired customer lists	172	200	515	641
Total pre-tax adjustments	5,771	(18,779)	7,689	4,757
Adjusted pre-tax income	102,458	136,217	168,383	410,121
Adjusted income tax expense	12,807	28,606	21,048	86,125
Adjusted net income (non-GAAP)	89,651	107,611	147,335	323,996
Preferred stock dividend	1,969	1,982	5,917	5,958
Adjusted net income available to common stockholders (non-GAAP)	$87,682	$105,629	$141,418	$318,038

Weighted average diluted shares	193,715,943	203,566,582	194,677,020	208,108,575
Diluted EPS as reported (GAAP)	$0.43	$0.59	$0.74	$1.51
Adjusted diluted EPS (non-GAAP)	0.45	0.52	0.73	1.53
See legend beginning on page 75.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
The following table shows the reconciliation of reported return on average tangible common stockholders’ equity and adjusted return on average tangible common stockholders’ equity [5]:
Average stockholders’ equity	$4,530,334	$4,489,167	$4,500,534	$4,443,112
Average preferred stock	(137,139)	(137,850)	(137,359)	(138,111)
Average goodwill and other intangibles	(1,784,016)	(1,776,118)	(1,788,190)	(1,771,242)
Average tangible common stockholders’ equity	2,609,179	2,575,199	2,574,985	2,533,759
Net income available to common stockholders	82,438	120,465	143,429	314,386
Net income, if annualized	327,960	477,932	191,588	420,333
Reported return on average tangible common stockholders’ equity	12.57%	18.56%	7.44%	16.59%
Adjusted net income (non-GAAP)	$87,682	$105,629	$141,418	$318,038
Annualized adjusted net income	348,822	419,072	188,902	425,215
Adjusted return on average tangible common stockholders’ equity (non-GAAP)	13.37%	16.27%	7.34%	16.78%
See legend beginning on page 75.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
The following table shows the reconciliation of the reported operating efficiency ratio and adjusted operating efficiency ratio[6]:
Net interest income	$217,824	$223,321	$642,895	$690,666
Non-interest income	28,225	51,830	101,641	98,485
Total revenue	246,049	275,151	744,536	789,151
Tax equivalent adjustment on securities	3,258	3,586	10,124	11,369
(Gain) on termination of pension plan	—	(12,097)	—	(12,097)
Net (gain) loss on sale of securities	(642)	(6,882)	(9,539)	6,830
Net (gain) on sale of residential mortgage loans	—	—	—	(8,313)
Depreciation of operating leases	(3,130)	—	(9,758)	—
Adjusted total revenue (non-GAAP)	245,535	259,758	735,363	786,940
Non-interest expense	119,362	106,455	358,956	348,387
Impairment related to financial centers and real estate consolidation strategy	—	—	—	(14,398)
Charge for asset write-downs, systems integration, retention and severance	—	—	—	(3,344)
Net (loss) gain on extinguishment of borrowings	(6,241)	—	(16,713)	46
Depreciation of operating leases	(3,130)	—	(9,758)	—
Amortization of intangible assets	(4,200)	(4,785)	(12,600)	(14,396)
Adjusted non-interest expense (non-GAAP)	$105,791	$101,670	$319,885	$316,295
Reported operating efficiency ratio (non-GAAP)	48.5%	38.7%	48.2%	44.1%
Adjusted operating efficiency ratio (non-GAAP)	43.1	39.1	43.5	40.2
_______________
See legend beginning below.

1 Pretax pre-provision net revenue (“PPNR”) is a non-GAAP financial measure calculated by summing our GAAP net interest income plus GAAP non-interest income minus our GAAP non-interest expense and eliminating provision for credit losses and income taxes. We believe the use of PPNR provides useful information to readers of our financial statements because it enables an assessment of our ability to generate earnings to cover losses through a credit cycle. Adjusted PPNR includes the adjustments we make for adjusted

STERLING BANCORP AND SUBSIDIARIES
earnings and excludes accretion income. We believe adjusted PPNR supplements our PPNR calculation. We use this calculation to assess our performance in the current operating environment.

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

Liquidity and Capital Resources
Capital. Stockholders’ equity was $4.6 billion as of September 30, 2020, an increase of $27.7 million relative to December 31, 2019. The increase was mainly due to net income of $84.4 million and an increase in accumulated other comprehensive income of $47.7 million, which was primarily due to an increase in the fair value of our AFS portfolio and an increase from stock option exercises and stock-based compensation of $13.5 million. These increases were partially offset by a decrease due to the repurchase of 4,900,759 common shares at a cost of $81.0 million, the adoption of the CECL Standard, which reduced capital by $54.3 million and declared dividends of $41.0 million on common stock and $6.6 million on preferred stock.

We paid dividends of $0.07 per common share in each quarter of 2019 and the first three quarters of 2020. Most recently, our Board of Directors declared a dividend of $0.07 per common share on October 21, 2020, which is payable November 16, 2020 to our holders as of the record date of November 2, 2020. We paid dividends of $16.25 per preferred share in each quarter of 2019 and the first three quarters of 2020. In addition, on October 15, 2020, we paid a dividend of $16.25 per preferred share.

Basel III Capital Rules. The Basel III Capital Rules were fully phased in on January 1, 2019. The rules are discussed in Note 14. “Stockholders’ Equity - (a) Regulatory Capital Requirements” in the notes to consolidated financial statements included elsewhere in this report.

Liquidity. As discussed in our 2019 Form 10-K, our liquidity position is continuously monitored and we make adjustments to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic activity, volatility in the financial markets, unexpected credit events or other significant occurrences. Contingencies have been expanded to include analysis of the impact to cash flows associated with outstanding forbearance agreements and other factors associated with the pandemic. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of September 30, 2020, our management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on us.

STERLING BANCORP AND SUBSIDIARIES
At September 30, 2020, the Bank had $437.6 million in cash and cash equivalents on hand and unused borrowing capacity at the FHLB of $6.1 billion. In addition, the Bank may purchase federal funds from other institutions and enter into additional repurchase agreements. The Bank had $1.8 billion of unencumbered securities available to pledge as collateral as of September 30, 2020. On March 15, 2020, the FRB reduced reserve requirements ratios to zero effective March 26, 2020, which eliminated our reserve requirement as of September 30, 2020. Prior to that time, we maintained deposits at the FRB of New York in compliance with our reserve requirements.

We are a bank holding company and do not conduct operations. Our primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. At September 30, 2020, the Bank had capacity to pay approximately $148.9 million of dividends to us under regulatory guidelines without prior regulatory approval.

We had cash on hand of $93.0 million at September 30, 2020. In the first nine months of 2020, we received dividends from the Bank of $145.0 million and our primary uses of cash were $81.0 million for common stock repurchases, $47.5 million for dividends and $173.5 million for repaying the Senior Notes.

Effective August 31, 2020 we renewed our $35.0 million credit facility with a financial institution. The use of proceeds are for general corporate purposes. The credit facility has no outstanding balance and requires us and the Bank to maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. We and the Bank were in compliance with all requirements at September 30, 2020. The facility expires September 30, 2021.

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

STERLING BANCORP AND SUBSIDIARIES
Estimated Changes in EVE and NII. The table below sets forth, as of September 30, 2020, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$4,433,636	$735,166	19.9%	$1,072,071	$177,641	19.9%
+200	4,321,623	623,153	16.8	1,013,010	118,580	13.3
+100	4,070,067	371,597	10.0	952,702	58,272	6.5
0	3,698,470	—	—	894,430	—	—
-100	3,109,253	(589,217)	(15.9)	837,112	(57,318)	(6.4)
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

During the nine months ended September 30, 2020, the federal funds target rate was lowered from 1.50 - 1.75% to 0.00 - 0.25% to mitigate the effects of COVID-19 on economic activity. U.S. Treasury yields with two year maturities decreased 145 basis points from 1.58% to 0.13% over the nine months ended September 30, 2020, while the yield on U.S. Treasury 10-year notes decreased 123 basis points from 1.92% to 0.69%. The greater decrease in interest rates on short-term maturities relative to the lesser decrease in interest rates on longer-terms maturities resulted in a steeper 2-10 year U.S. Treasury yield curve at September 30, 2020 compared to December 31, 2019. At its September 2020 meeting, the Federal Open Markets Committee (the “FOMC”) stated that it will be appropriate to maintain the federal funds target rate until labor market conditions have reached levels consistent with the Committee’s assessments of maximum employment and inflation has risen to 2 percent and is on track to moderately exceed 2 percent for some time.

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

Changes in Internal Controls
The adoption of the CECL Standard did result in new policies and procedures regarding, and introduced new controls over, the review of economic forecasting projections obtained from Moody’s. However, the internal controls for CECL are substantially similar to the internal controls used under GAAP prior to adoption of the CECL Standard for the allowance for loan losses. As a result, we concluded there were no changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The pandemic has also influenced the recognition of credit losses in our loan portfolio and increased our allowance for credit losses. During the nine months ended September 30, 2020, approximately $150.0 million of the $224.2 million provision for credit losses - loans recorded was a result of changing our forecast and model assumptions due to COVID-19. At September 30, 2020, we have $466.2 million of loan payment deferral agreements with borrowers. The pandemic may continue to have a material adverse effect on our loan portfolio, particularly as businesses remain closed and as more clients may need to draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairments in future periods on the securities we hold, as well as reductions in other comprehensive income.

The New York Metro Market and the New York Suburban Market have been disproportionately impacted by COVID-19 relative to other areas. In particular, should the effects of the pandemic and government protective measures in response thereto continue for an extended period of time, the demand for properties in the New York City metropolitan area may be reduced, impacting the value of assets underlying our commercial real estate loan portfolio, which may in turn impact our commercial real estate customers’ ability to make loan payments in a timely and / or complete manner. As such, the impact COVID-19 may have on us and our clients may be greater than on other banks or bank holding companies that do not operate in or have a geographic concentration in the New York Metro market or the New York Suburban market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
We did not purchase any of our common stock during the third quarter of 2020. We have 16,671,776 shares remaining for repurchase under our Board approved stock repurchase plan:

	Total Number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
Period (2020)
July 1 — July 31	—	$—	—
August 1— August 31	—	—	—
September 1 — September 30	—	—	—
Total	—	—	—	16,671,776

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

Sterling Bancorp

Date:	October 30, 2020	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	October 30, 2020	By:	/s/ Luis Massiani
Luis Massiani
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)