Form 10-K
period 2020-12-31
STERLING BANCORP
filed 2021-02-26
CIK 1070154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35385
________________________
STERLING BANCORP
(Exact name of Registrant as Specified in its Charter)

Delaware		80-0091851
(State or Other Jurisdiction of		(IRS Employer ID No.)
Incorporation or Organization)
Two Blue Hill Plaza, Second Floor
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐      No  ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of June 30, 2020, was approximately $2.3 billion.
As of February 25, 2021, there were 193,461,131 outstanding shares of the Registrant’s common stock.
___________________________________
DOCUMENT INCORPORATED BY REFERENCE
Proxy Statement for the Annual Meeting of Stockholders (Part III) to be filed within 120 days after the end of the Registrant’s year ended December 31, 2020.

STERLING BANCORP
FORM 10-K TABLE OF CONTENTS
December 31, 2020

EXPLANATORY NOTE

Except as otherwise stated or the context otherwise requires, references in this Annual Report on Form 10-K shall have the following meaning:
•“we,” “our,” “us” and “Company” refers to Sterling Bancorp, a Delaware corporation, and its consolidated subsidiaries;
•“Bank” refers to Sterling National Bank, our principal subsidiary;
•“ABL” refers to asset-based lending;
•“ACL” refers to the allowance for credit losses calculated under the current expected credit loss model;
•“ACL - loans” refers to the ACL for portfolio loans;
•“ACL - HTM securities” refers to the ACL for held to maturity investment securities;
•“ADC” refers to acquisition, development and construction loans;
•“Advantage Funding” refers to Advantage Funding Management Co. Inc., a financial services company;
•“Advantage Funding Acquisition” refers to the acquisition of Advantage Funding on April 2, 2018;
•“AFS” refers to investment securities classified as available for sale;
•“ALCO” refers to the Bank’s Asset/Liability Management Committee;
•“ALLL” refers to allowance for loan and lease losses;
•“Amended Omnibus Plan” refers to the Company’s Amended and Restated 2015 Omnibus Equity and Incentive Plan;
•“AOCI” refers to accumulated other comprehensive income;
•“ARM” refers to adjustable rate mortgage;
•“ASC” refers to Accounting Standards Codification;
•“Astoria” refers to Astoria Financial Corporation, a banking company we merged with on October 2, 2017;
•“Astoria Merger” refers to the merger with Astoria;
• “ASU” refers to Accounting Standards Update;
•“BHC Act” refers to the Bank Holding Company Act;
•“Board” refers to the Board of Directors of the Company;
•“BOLI” refers to Bank Owned Life Insurance;
•“C&I” refers to commercial and industrial loans where our C&I portfolio is comprised of the following loan types: traditional C&I, asset-based lending, payroll finance, warehouse lending, factored receivables, equipment finance and public sector finance;
•“Capital Rules” or “Basel III” refers to the Basel Committee’s December 2010 final capital framework for strengthening international capital standards;
•“CARES Act” refers to The Coronavirus Aid, Relief, and Economic Security Act;
•“CECL” or the “CECL Standard” refers to current expected credit loss model and the accounting standard we adopted on January 1, 2020 to establish the ACL, which is codified in ASC Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments;
•“CET1” refers to Common Equity Tier 1;
•“CFPB” refers to the Consumer Financial Protection Bureau;
•“COSO” refers to the Committee of Sponsoring Organizations of the Treadway Commission;
•“COVID-19” or “pandemic” refers to the coronavirus disease 2019;
•“CRA” refers to the Community Reinvestment Act of 1977;
•“CRC” refers to the Credit Risk Committee, a board of directors established sub-committee of our Enterprise Risk Committee, to oversee the lending functions of the Bank;
•“CRE” refers to commercial real estate;
•“DIF” refers to the Deposit Insurance Fund of the Federal Deposit Insurance Corporation;
•“Dodd-Frank Act” refers to the Dodd-Frank Wall Street Reform and Consumer Protection Act;
•“EPS” refers to earnings per common share;
•“EVE” refers to economic value of equity;
•“Exchange Act” refers to the Securities Exchange Act of 1934;
•“FASB” refers to the Financial Accounting Standards Board;
•“FDIA” refers to the Federal Deposit Insurance Act;
•“FDIC” refers to the Federal Deposit Insurance Corporation;
•“FHLB” refers to the Federal Home Loan Bank of New York;
~~•~~“FICO” refers to Fair Isaac Corporation, the company that developed FICO credit scoring models that we use to help predict a consumer’s ability to repay their debt;
•“FinCEN” refers to the Financial Crimes Enforcement Network;
~~•~~“FRB” refers to the Board of Governors of the Federal Reserve System, our primary regulatory agency;

•“FRBNY” refers to the Federal Reserve Bank of New York;
•“FTE” refers to full time equivalent employees;
•“GAAP” or “U.S. GAAP” refers to U.S. generally accepted accounting principles;
•“GDP” refers to Gross Domestic Product;
•“HTM” refers to investment securities classified as held to maturity;
•“IRS” refers to the Internal Revenue Service;
•“LGD” refers to the percentage of the asset that is not expected to be collected due to default;
•“LIBOR” refers to London Interbank Offered Rate, and is a benchmark interest rate index for various adjustable-rate products;
•“LIHTC” refers to low income housing tax credits;
•“LTV” refers to loan to value;
•“MBS” refers to mortgage backed securities;
•“MSA” refers to metropolitan statistical areas;
•“Moody’s” refers to Moody’s Analytics, Inc.;
•“NII” refers to Net interest income;
•“NOL” refers to net operating loss;
•“NPL” refers to non-performing loans, which includes loans on non-accrual and accruing loans that are 90 days past due;
•“NYSE” refers to the New York Stock Exchange;
•“OCC” refers to the Office of the Comptroller of the Currency, the primary regulatory agency of the Bank;
•“OREO” refers to other real estate owned, which is real estate taken in foreclosure or in lieu of foreclosure;
•“OTTI” refers to other-than-temporary-impairment;
•“PCAOB” refers to the Public Company Accounting Oversight Board (United States);
•“PCD” refers to purchased with credit deterioration;
•“PCI” refers to purchase credit impaired, which are loans that had deteriorated in credit quality since origination at the time they were acquired by us;
•“PD” refers to the probability that the asset will default within a given time frame;
•“PPNR” refers to pre-tax pre-provision net revenue, PPNR is a non-GAAP financial measure calculated by summing our GAAP net interest income plus GAAP non-interest income minus our GAAP non-interest expense and eliminating provision for credit losses and income taxes;
•“PPP” refers to the Paycheck Protection Program;
•“PRIAC” refers to Prudential Retirement Insurance and Annuity Company;
•“REIT” refers to a real estate investment trust;
•“REMIC” refers to real estate mortgage investment conduit, which is a pool of mortgage securities that was divided into individual units of varying classes of securities with differing maturities and coupon payments;
•“RWA” refers to risk-weighted assets;
•“Santander” refers to Santander Bank;
•“Santander Portfolio Acquisition” refers to the acquisition of an equipment finance loan and lease portfolio consisting of equipment finance loans, sales-type leases and operating leases by the Bank from Santander on November 29, 2019;
•“Sarbanes-Oxley Act” refers to the Sarbanes-Oxley Act of 2002;
•“SBA” refers to Small Business Administration;
•“SCC” refers to the Senior Credit Committee, which consists of senior management and senior credit personnel and is authorized to approve all loans within the legal lending limit of the Bank;
•“SEC” refers to the Securities and Exchange Commission;
•“Securities Act” refers to the Securities Act of 1933, as amended;
•“SOFR” refers to the secured overnight financing rate, a benchmark interest rate for dollar denominated derivatives and loans that is replacing LIBOR;
•“Subordinated Notes – Bank” refers to $110.0 million aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes issued by the Bank on March 29, 2016;
• “Subordinated Notes – 2029” refers to $275.0 million aggregate principal amount of 4.00% fixed-to-floating rate subordinated notes that mature on December 30, 2029 issued by the Company on December 16, 2019;
• “Subordinated Notes – 2030” refers to $225.0 million aggregate principal amount of 3.875% fixed-to-floating rate subordinated notes that mature on November 1, 2030 issued by the Company on October 30, 2020;
•“Subordinated Notes - Company” refers to Subordinated Notes - 2029 and Subordinated Notes 2030 collectively;
•“Tax Reform Act” refers to the Tax Cuts and Jobs Act of 2017;
•“TDR” refers to a troubled debt restructuring;
•“USA Patriot Act” refers to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001;
•“Woodforest” refers to Woodforest National Bank;

• “Woodforest Portfolio Acquisition” refers to the commercial loan portfolio consisting of equipment finance loans and leases and asset-based lending loans acquired by the Bank from Woodforest on February 28, 2019;
• “2015 Plan” refers to the Company’s 2015 Omnibus Equity and Incentive Plan;
• “2021 Proxy Statement” refers to our Proxy Statement for the 2021 Annual Meeting of Stockholders; and
• “3.50% Senior Notes” refers to $200.0 million principal amount of 3.50% fixed rate senior notes assumed in connection with the Astoria Merger on October 2, 2017.

PART I

ITEM 1.Business

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Forward-Looking Statements” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and other cautionary statements set forth elsewhere in this report.

Sterling Bancorp
We are a Delaware corporation, bank holding company and financial holding company founded in 1998 that owns all of the outstanding shares of common stock of our principal subsidiary, the Bank. At December 31, 2020, we had, on a consolidated basis, $29.8 billion in assets, $23.1 billion in deposits, stockholders’ equity of $4.6 billion and 192,923,371 shares of common stock issued and outstanding. Our financial condition and results of operations are discussed herein on a consolidated basis with the Bank and our other subsidiaries.

Sterling National Bank
The Bank is a full-service regional bank founded in 1888. Headquartered in Pearl River, New York, the Bank specializes in the delivery of services and solutions to business owners, their families and consumers within the communities we serve through teams of dedicated and experienced relationship managers. The Bank offers a complete line of commercial, business, and consumer banking products and services.

Subsidiaries
We conduct substantially all of our business operations through the Bank. The Bank has a number of wholly-owned subsidiaries, including a company that originates loans to municipalities and governmental entities and acquires securities issued by state and local governments, a real estate investment trust that holds real estate mortgage loans, and several subsidiaries that hold foreclosed properties acquired by the Bank. We also own other subsidiaries that have an immaterial impact on our financial condition or results of operations.

Strategy
The Bank operates as a regional bank providing a broad offering of deposit, lending and wealth management products to commercial, consumer and municipal clients in the Greater New York metropolitan area and nationally. The Bank targets the following geographic markets: (i) the New York Metro Market, which includes Manhattan and Long Island; and (ii) the New York Suburban Market, which includes Rockland, Orange, Sullivan, Ulster and Westchester Counties in New York and Bergen County in New Jersey. The New York Metro-Market and Mew York Suburban Market combined generate approximately 73% of our revenues. Through our asset-based lending, payroll finance, warehouse lending, factored receivables, equipment finance and public sector finance businesses the Bank also originates loans and deposits in select markets nationally including California, Connecticut, Michigan, Texas and Illinois. We believe the Bank operates in an attractive footprint that presents us with significant opportunities to execute our strategy of targeting small and middle market commercial clients and affluent consumers. We believe that this is a client segment that is underserved by larger bank competitors in our market area.

Our primary strategic objective is to generate sustainable growth in revenue and earnings over time while driving positive operating leverage. We define operating leverage, which is a non-GAAP measurement, as the ratio of growth in adjusted total revenue divided by growth in adjusted total operating expenses. To achieve this goal, we focus on the following initiatives:

•Target specific “high value” client segments and industry sectors in which we have competitive advantages and can generate attractive risk-adjusted returns.
•Deploy a single point of contact, relationship-based distribution strategy through our commercial banking teams, business banking teams and financial centers, in which our colleagues are directly responsible for managing all aspects of the client relationship and experience.

•Augment our distribution and client coverage strategy with a contemporary digital product and service offering that provides our commercial and consumer clients with the flexibility to self-serve or interact with us through various channels.
•Expand into new technology-enabled, growth-oriented business verticals, including direct banking offerings and leverage our platform and technology to provide banking to other financial services providers (“Banking as a Service”).
•Invest in technology to build a robust operating platform that uses artificial intelligence and related automation tools to maximize efficiency.
•Create a high productivity culture through differentiated compensation programs based on a pay-for-performance philosophy.
•Maintain and continue to enhance our strong risk management systems and proactively manage enterprise risk.

We focus on building client relationships that allow us to gather low cost core deposits and originate high quality loans. We maintain a disciplined pricing strategy on deposits that allows us to compete for loans while generating an appropriate risk adjusted return. We deploy a team-based distribution strategy in which clients are served by a focused and experienced group of relationship managers who are responsible for all aspects of the client relationship and delivery of our products and services. We offer diverse loan products to commercial businesses, real estate owners, real estate developers, municipalities and consumers.

We augment organic growth with opportunistic acquisitions of banks and other financial services businesses. These acquisitions have supported our expansion into attractive markets and have diversified our business lines. See additional disclosure of our acquisitions in Note 2. “Acquisitions” in the notes to consolidated financial statements.

Competition
The greater New York metropolitan region is a highly competitive market area with a concentration of financial institutions, a number of which are significantly larger institutions with greater financial resources than us. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial services companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-depository competitors such as mutual funds, securities and brokerage firms and insurance companies.

Human Capital Resources
We are committed to investing in our colleagues. Our significant accomplishments are a direct result of the collaboration, determination, initiative, and integrity of our team of dedicated professionals. Our colleagues embrace our values to exceed expectations, in-line with our corporate philosophy of “Above and beyond is standard procedure here.”

Our performance management program recognizes and rewards superior performance based on objective and consistent measurements.

Demographics
As of December 31, 2020, we had 1,460 full-time equivalent employees consisting of 59% female and 41% male. Our employees are not represented by a collective bargaining unit.

Attrition
We monitor employee turnover rates and tenure rates in the aggregate and on a per business unit. As of December 31, 2020, the average tenure of our employees was approximately nine and a half years. We believe that our competitive compensation practices including a broad and comprehensive employee benefits program assist in driving employee engagement and retention.

Diversity and Inclusion
We are committed to creating an equitable, diverse, and inclusive workplace. We partner with Diversity Best Practices, an organization that provides us with best practices and solutions to enhance our corporate culture and strategies on how to implement, grow measure and create first-in-class diversity programs, and with Getting Hired, a recruiting firm that helps us hire veterans with disabilities, provides access to thought leadership and, more broadly, assist us in our efforts to increase awareness regarding issues related to diversity and inclusion, by providing ongoing education, initiatives and programs on matters of race, color, religion, national origin, sex, disability and familial status.

Compensation and Benefits
We provide our colleagues with a competitive compensation and benefits package that rewards them:
•for work required for each position as defined in written job descriptions;

•in accordance with salary grades that reflect the value of each position to us and its internal relationship to other positions as determined by “job evaluations;”
•at a fair level, by establishing a salary structure that has a sound relationship to compensation paid for similar positions in the labor market;
•in an amount that reflects each individual’s performance as measured against our strategic goals through an objective and consistent procedure; and
•for the direct and specific contributions of colleagues to the success of our mission.

We provide a combination of fixed and variable pay including base salary and variable cash and other incentives. In addition, as part of our long-term incentive plan for executives and certain colleagues, we provide equity-based compensation as part of our pay-for-performance culture and to attract, retain and motivate our key leaders.

We seek to prioritize the health and well-being of our colleagues. To that end we offer a competitive and contemporary benefits program that supports our colleagues physical, financial and emotional well-being. We provide our employees with access to flexible and affordable medical programs, dental and vision coverage, health savings and flexible spending accounts, paid time-off, employee assistance programs, short-term disability insurance and term-life insurance. We offer a wide variety of voluntary benefits such as long-term disability insurance, pet insurance, accident insurance and hospital indemnity insurance. We provide subsidized child and elder care programs in order to meet the work life demands of our colleagues. We provide our colleagues with access to a 401(k) retirement plan (with a competitive employer match and profit sharing component) and certain eligible employees may elect to participate in a deferred compensation plan.

Commitment to Values and Ethics
Conducting our business in an ethical manner and creating and adhering to a “Culture of Compliance” is a core tenet of our business and philosophy. Our Code of Ethics and compliance framework promotes accountability for appropriate risk management and for full compliance with applicable laws and regulations. By creating and promoting a “Culture of Compliance” throughout our organization, and through consistent internal messaging and other educational initiatives, we demonstrate our commitment to behaving honestly, treating others fairly and acting with integrity. Our framework is grounded in the following core values:

•High Achievement

•Accountability

•Initiative

•Collaboration

•Integrity

Professional Development and Training
We believe in robust employee training as a retention and professional development tool. We have developed and deployed training programs across all levels of the organization to meet the needs of various roles, specialized skill sets and departments. We provide general compliance and regulatory education in addition to training specific to each colleagues’ role. We also provide general workplace safety, security and confidentiality training.

Communication and Engagement
We believe that to be successful, our colleagues need to understand how their work contributes to our overall strategy. We communicate with our colleagues through a variety of channels and encourage open and direct communication. We hold quarterly senior leadership town hall meetings led by our CEO, which include detailed discussions and presentations by our senior executive officers and are available to the majority of our colleagues. We provide frequent corporate email communications and we conduct regular employee engagement surveys.

Effect of Compliance with Supervision and Governmental Regulation
General
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

Regulatory Agencies
We are a legal entity separate and distinct from the Bank and its other subsidiaries. As a bank and a financial holding company, we are regulated under the BHC Act, and our subsidiaries are subject to inspection, examination and supervision by the FRB as our primary federal regulator.

As a national bank, the Bank is principally subject to the supervision, examination and reporting requirements of the OCC, as its primary federal regulator, as well as the FDIC. Further, because the Bank’s total assets exceed $10 billion, it is also subject to CFPB supervision. Insured banks, including the Bank, are subject to extensive regulations that relate to, among other things: (i) the nature and amount of loans that may be made by the Bank and the rates of interest that may be charged; (ii) types and amounts of other investments; (iii) branching; (iv) permissible activities; (v) reserve requirements; and (vi) dealings with officers, directors and affiliates.

Bank Holding Company Activities
In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the FRB has determined to be closely related. In addition, bank holding companies that qualify and elect to be financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the FRB), without prior approval of the FRB.

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements discussed in the section captioned “Prompt Corrective Action.” A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent FRB examination. A financial holding company’s status also depends upon it maintaining its status as “well capitalized” and “well managed” under applicable FRB regulations. If a financial holding company ceases to meet these capital and management requirements, the FRB’s regulations provide that the financial holding company must enter into an agreement with the FRB to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the FRB may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the FRB. If the company does not return to compliance within 180 days, the FRB may require divestiture of the holding company’s depository institutions.

The FRB has the power to order any bank holding company or its subsidiaries to terminate any activity or to order the bank holding company to terminate its ownership or control of any subsidiary when the FRB has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

The BHC Act, the Bank Merger Act, and other federal and state statutes regulate the acquisitions of banks and bank holding companies. The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition of more than 5% of the voting shares or substantially all of the assets of a bank or bank holding company. Under the Bank Merger Act, the prior approval of the FRB or other appropriate bank regulatory authority is required for the Bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the impact on competition, public benefit of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the CRA and fair housing laws and the effectiveness of the subject organizations policies and procedures in combating money laundering.

Capital Requirements
We are required to comply with applicable capital adequacy standards established by the FRB, and the Bank is required to comply with applicable capital adequacy standards established by the OCC. The current risk-based capital standards applicable to us and the Bank are based on the December 2010 capital standards enumerated by the Basel Committee on Banking Supervision, known as the Basel III Capital Rules.

The fully phased-in Basel III Capital Rules require us and the Bank to maintain minimum ratios as follows (i) Common Equity Tier 1 (“CET1”) to risk-weighted assets of at least 7%, (ii) Tier 1 capital (CET1 plus Additional Tier 1 capital) to risk-weighted assets of at least 8.5%, and (iii) Total Capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 10.5%; and a minimum leverage ratio of 4%. Banking institutions with a ratio of CET1 to risk-weighted assets below the (7%) minimum will face constraints on dividends, equity repurchases and executive compensation based on the amount of the shortfall.

In addition, under the previously applicable general risk-based capital rules, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, we and the Bank made a one-time permanent election to continue to exclude these items. Under the Basel III Capital Rules, trust preferred securities no longer included in our Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out.

The Basel III Capital Rules prescribe a standardized approach for risk weighting that expanded the risk-weighting categories to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.

With respect to the Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations contained in Section 38 of the FDIA, as discussed in the section captioned “Prompt Corrective Action.”

Management believes that we and the Bank met all capital adequacy requirements under the Basel III Capital Rules as of December 31, 2020.

Prompt Corrective Action
The FDIA requires among other things, that federal banking agencies take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA regime includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures pursuant to the Basel III Capital Rules are the total capital ratio, the CET1 capital ratio, the Tier 1 capital ratio, the leverage ratio and the ratio of tangible equity to average quarterly tangible assets.

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

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” An “undercapitalized” institution is are subject to growth limitations and is required to submit a capital restoration plan to its principal regulator. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the “undercapitalized” depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized,” and may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

We believe that as of December 31, 2020, the Bank was “well capitalized” based on the aforementioned ratios. For further information regarding the capital ratios and leverage ratio of the Company and the Bank, please see the discussion in the section captioned “Liquidity and Capital Resources” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18. “Stockholders’ Equity - Regulatory Capital Requirements” in the notes to consolidated financial statements, all of which are included elsewhere in this report.

Dividend Restrictions
We depend on funds maintained or generated by our subsidiaries, principally the Bank, for our cash requirements. Dividend payments to us from the Bank, are not subject to prior regulatory approval but, are subject to regulatory limitations. Under the National Bank Act, without consent, a national bank may declare, in any one year, dividends only in an amount aggregating not more than the sum of its net profits for such year and its retained net profits for the preceding two years. In addition, the bank regulatory agencies have the authority to prohibit us from paying dividends if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice.

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

Deposit Insurance
Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF of the FDIC, and the Bank is subject to deposit insurance assessments to maintain the DIF. The deposit insurance provided by the FDIC is capped per account owner at $250 thousand of the total deposits across all accounts held at a single depositary institution.

As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit an insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to take enforcement actions against insured institutions. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based upon supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments. The range of current assessment rates is currently 1.5 to 40 basis points. As the DIF reserve ratio grows, the rate schedule will be adjusted downward. The FDIC has the authority to raise or lower assessment rates, subject to limits, and to impose special additional assessments. The Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.

FDIC deposit insurance expense totaled $9.8 million for the year ended December 31, 2020, $9.1 million for the year ended December 31, 2019, and $16.7 million for the year ended December 31, 2018. FDIC deposit insurance expense included deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding bonds issued by FICO in the late 1980s to recapitalize the now defunct Federal Savings & Loan Insurance Corporation. The FICO assessments were paid in full with the March 31, 2019 assessment.

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

Incentive Compensation
The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines that apply to us and the Bank and prohibit incentive-based payment arrangements at specified regulated entities, that encourage inappropriate risk takings by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators were required to establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed an initial version of such regulations in April 2011 and a revised version in May 2016, which largely retained the provisions from the April 2011 version. As of the date of this report, the regulations are still under review by the agencies and have not been finalized. If the regulations are adopted in the revised form proposed in May 2016, they will impose limitations on the manner in which we may structure compensation for our executives.

In June 2010, the FRB, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers compensation for all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, discussed above.

The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as ours, that are not “large, complex banking organizations”. These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives are included in the reports of examination. Deficiencies are incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Loans to a Single or Related Group of Borrowers
The Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. Unimpaired capital and surplus includes the Bank’s Tier 1 and Tier 2 capital included in our risk-based capital calculation plus the balance of our allowance for credit losses not included in our Tier 2 capital. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2020, management believes the Bank was in compliance with these restrictions.

Community Reinvestment Act
The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings that must be publicly disclosed. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of certain applications. The Bank received a rating of “satisfactory” in its most recent CRA exam, which was conducted in 2020.

Financial Privacy
The federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These regulations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.

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

Anti-Money Laundering and the USA Patriot Act
A major focus of governmental policy related to financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA Patriot Act substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations on financial institutions, creating new crimes and penalties, and expanding the extra-territorial jurisdiction of the United States. Failure by a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions or to prohibit such transactions even if approval is not required.

Volcker Rule
The Dodd-Frank Act amended the BHC Act to require that the federal bank regulatory agencies adopt rules that prohibit banks and their affiliates from engaging in proprietary trading, investing activities and from acquiring and retaining ownership interest in certain unregistered investment companies (defined as hedge funds and private equity funds), commonly referred to as the “Volcker Rule”. The Volcker Rule also requires covered banking entities, including us and the Bank, to implement certain compliance programs, and the complexity and rigor of such programs is determined based on the asset size and complexity of the business of the covered company.

Durbin Amendment
The Dodd-Frank Act included provisions which restrict interchange fees to those that are “reasonable and proportionate” for certain debit card issuers, and limits the ability of networks and issuers to restrict debit card transaction routing. This statutory provision is known as the “Durbin Amendment.” The Federal Reserve issued final rules implementing the Durbin Amendment on June 29, 2011. In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, only apply to debit card issuers with $10.0 billion or more in total consolidated assets, which includes the Bank.

Transactions with Affiliates
Transactions between the Bank and its affiliates are regulated by the FRB under sections 23A and 23B of the Federal Reserve Act and related FRB regulations. These regulations limit the types and amounts of covered transactions that the Bank can engage in and requires those transactions be on an arm’s-length basis. The term “affiliate” is defined to mean any company that controls or is under common control with the Bank and includes us and our non-bank subsidiaries. “Covered transactions” include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In general, these regulations require that any such transaction by the Bank (or its subsidiaries) with an affiliate must be secured by designated amounts of specified collateral and must be limited to certain thresholds on an individual and aggregate basis.

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

Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock of the FHLB in an amount at least equal to the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. As of December 31, 2020, the Bank was in compliance with the minimum stock ownership requirement.

Federal Reserve System
FRB regulations require depository institutions to maintain cash reserves against balances in their net transaction accounts, primarily interest bearing demand deposit accounts and non-interest bearing demand deposit accounts. Effective March 26, 2020, the FRB reduced reserve requirements ratios to zero percent. Prior to this change, the reserve requirement ratios on net transactions accounts differed based on the balance held in net transactions accounts at the Bank. A balance in net transaction accounts below a certain amount, known as the “reserve requirement exemption amount,” was subject to a reserve requirement ratio of zero percent. Net transaction account balances above the reserve requirement exemption amount and up to a specified amount, known as the “low reserve tranche,” (between $16.9 million and $127.5 million in 2020) were subject to a reserve requirement ratio of 3%. Net transaction account balances above the low reserve tranche were subject to a reserve requirement of 10%. The Bank was in compliance with the foregoing requirements for the period of January 1 through March 26, 2020 when the reserve requirement was reduced to zero percent.

Consumer Protection Regulations
The Bank is subject to federal consumer protection statutes and regulations promulgated under those laws, including, but not limited to, the following:

•The Truth-In-Lending Act and Regulation Z, governing disclosures of credit terms to consumer borrowers;
•The Home Mortgage Disclosure Act and Regulation C, requiring financial institutions to provide certain information about home mortgage and refinanced loans;
•The Equal Credit Opportunity Act and Regulation B, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;
•The Fair Credit Reporting Act and Regulation V, governing the provision of consumer information to credit reporting agencies and the use of consumer information; and
•The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies.

Deposit operations are also subject to:

•The Truth in Savings Act and Regulation DD, which requires disclosure of deposit terms to consumers;
•Regulation CC, which relates to the availability of deposit funds to consumers;
•The Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
•The Electronic Funds Transfer Act and Regulation E, governing automatic deposits to, and withdrawals from, deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.
In addition, the Bank may be subject to certain state laws and regulations designed to protect consumers.

Consumer Financial Protection Bureau
Given extensive implementation and enforcement powers over all banks with over $10.0 billion in assets, including the Bank, the CFPB has broad rulemaking authority for a wide range of consumer protection financial laws that apply to all banks including, among other things, the authority to prohibit “unfair, deceptive, or abusive” acts and practices. The CFPB has the authority to investigate possible violations of federal consumer financial protection laws, hold hearings and commence civil litigation. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial protection laws. The CFPB may also institute a civil action against an entity that is found to be in violation of federal consumer financial protection law in order to impose a civil penalty or an injunction.

Access to our Information
We file reports with the SEC. Our corporate website (www.sterlingbancorp.com) provides a direct link to our filings with the SEC, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these filings, registration statements on Form S-3 and Form S-4, as well as ownership reports on Forms 3, 4 and 5 filed by our directors and executive officers. Copies may also be obtained, without charge, by written request to Sterling Bancorp, Two Blue Hill Plaza, Second Floor, Pearl River, New York 10965, Attention: Emlen Harmon, Senior Managing Director - Investor Relations. The SEC also maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers at http://www.sec.gov. Information contained on our website is not part of this annual report on Form 10-K.

ITEM 1A. Risk Factors

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic continues to impact our business, and the ultimate impact on our business, financial position, results of operations and/or cash flows will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the scope and duration of the pandemic and the actions taken by governmental authorities, our clients and our business partners in response to the pandemic.

The COVID-19 pandemic and the resultant deterioration in global macro-economic conditions has continued to impact our business. Considerable uncertainty continues to exist regarding the likely trajectory of the pandemic and the speed of the economic recovery, and the ultimate impact on our business, financial position, results of operations and cash flows will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the scope and duration of the pandemic, the actions that will be taken by governmental authorities to both contain the outbreak and to provide continuing support to affected businesses through additional stimulus funds and otherwise, the speed and efficiency of the vaccine roll out in New York state and nationally, and the ongoing response of and impact to our clients and business partners.

The COVID-19 pandemic has negatively impacted the global economy, causing businesses to shut down and unemployment rates to increase, has disrupted global supply chains, and has created significant volatility and disruption in financial markets. In response to the pandemic, governmental and other authorities have instituted numerous measures to contain the virus including travel bans, shelter-in-place orders and business shutdowns.

Our business, financial position, results of operations and cash flows will be impacted by factors which include, but are not limited to: the continued health and availability of our colleagues, continued dampened demand for our products and services, a prolonged period of low or near zero interest rates, a potential further deterioration in the financial condition of our clients resulting in an increase in our allowance for credit losses and the recognition of further credit losses, and a prolonged, deterioration of business conditions in our primary markets, particularly the New York Metro Market and the New York Suburban Market.

We have taken meaningful steps and precautions to safeguard the health and well-being of our colleagues. However, COVID-19 could still impact the availability and effectiveness of our colleagues as a result of illness, mandatory quarantines, mandated financial center closures or other reasons. If our employees are not able to work effectively or a substantial number of employees are unable to work, our business and financial result could be adversely affected.

Our clients face a very challenging business environment. The current economic conditions, especially if prolonged, could negatively impact the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, cause an increase in the number of non-performing loans, impair the value of collateral securing loans, and cause significant property damage, all of which could negatively impact our operating results and financial condition.

The pandemic has resulted in a significant increase in our ACL - loans to $326.1 million or 1.49% of total loans at December 31, 2020 versus $106.2 million or 0.50% at December 31, 2019. During the year ended December 31, 2020, approximately $165.0 million of the $251.7 million of provision for credit loss expense was recorded as a result of changes in the macro assumptions in our forecast model resulting from COVID-19 and the ensuing deterioration in macro-economic conditions. At December 31, 2020, loans criticized as special mention were $461.5 million and classified loans (substandard and doubtful) were $529.1 million. The collateral for these loans is mainly located in the New York Metro Market and includes office, retail, hotel and multi-family properties. At December 31, 2020, we had $208.4 million of loan payment deferral agreements with borrowers. The existing challenging business environment could deteriorate further or become prolonged, especially in our core markets, and this could have a material adverse effect on our loan portfolio and on our ACL - loans in future periods. Additionally, changing economic and market conditions affecting issuers may require us to recognize other-than-temporary impairments on the securities we hold in future periods, as well as reductions in other comprehensive income.

The New York Metro Market and the New York Suburban Market have been particularly impacted by COVID-19. Should the effects of the pandemic and related containment measures continue for an extended period of time, the demand for real estate in the New York City Metro Market may be negatively affected, impacting the value of collateral underlying our commercial real estate loan portfolio. A reduction in demand for commercial real estate would also likely impact our customers’ ability to make loan payments in a timely and / or complete manner. As such, given our business concentration in the New York Metro Market and the New York Suburban Market, our results may be disproportionately impacted when compared to the results and financial condition of other banks or bank holding companies that do not operate in or have a geographic concentration in the New York Metro Market or the New York Suburban Market.

The volatility in global capital markets resulting from the pandemic and related business conditions may restrict our access to capital and/or increase our cost of capital.

To the extent the COVID-19 pandemic adversely affects our business, financial position, results of operations and/or cash flows, it may also have the effect of heightening many of the other risks we face, including the other risks described below.

We continue to work with our stakeholders, including our colleagues, clients, and business partners, to assess, address and where possible mitigate the impact of the pandemic. However, the extent to which the pandemic will materially adversely affect our business and operating results will depend on numerous evolving factors and future developments that we are not able to predict.

Risks Related to Laws and Regulations

We are subject to extensive regulatory oversight.
We and our subsidiaries are subject to extensive supervision and regulation, see Item 1 “Business-Effect of Compliance with Supervision and Governmental Regulation.” We are supervised and regulated by the FRB and the Bank is supervised and regulated by the OCC, as its primary federal regulator, by the FDIC, as the insurer of its deposits, and by the CFPB, which has broad authority to regulate financial service providers and financial products. The application and administration of laws, rules and regulations may vary by such regulators.

In addition, we are subject to consolidated capital requirements and must serve as a source of strength to the Bank. As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities and obtain financing. This regulatory structure is designed primarily for the protection of the DIF and our depositors, as well as other consumers, and not to benefit our stockholders. The regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes, all of which can have a material adverse effect on our financial condition, results of operations and our ability to pay dividends or repurchase shares. Our regulators have also intensified their focus on bank lending criteria and controls, and on the USA Patriot Act’s anti-money laundering and the Bank Secrecy Act compliance requirements, and there is increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control. In order to comply with laws, rules, regulations, guidelines and examination procedures in the anti-money laundering area, we have been required to adopt new policies and procedures and to install new systems. We cannot be certain that the policies, procedures and systems we have in place to ensure compliance are without error, and there is no assurance that in every instance we are in full compliance with these requirements. In addition, emerging technologies, such as cryptocurrencies, could limit our ability to maintain compliance with applicable requirements to track the movement of funds.

Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs, including by requiring additional compliance or other personnel and the implementation of additional internal controls. Further, we may incur compliance-related costs and our regulators may also consider our level of compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters. Further, changes in laws, regulations or regulatory policies could adversely affect the operating environment for the us in substantial and unpredictable ways, increase our cost of doing business, and impose new restrictions on the way in which we conduct our operations or adding significant operational constraints that might impair our profitability. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on our business, financial condition or results of operations.

Our failure to comply with applicable laws, rules and regulations could result in a range of sanctions, legal proceedings and enforcement actions, including the imposition of civil monetary penalties, formal agreements and cease and desist orders. In addition, the OCC and the FDIC have specific authority to take “prompt corrective action,” depending on our capital levels. For example, currently, we are considered “well-capitalized” for prompt corrective action purposes. If we were to be designated by the OCC as “adequately capitalized,” we would become subject to additional restrictions and limitations, such as limits on the Bank’s ability to take brokered deposits. If we were to be designated by the OCC in one of the lower capital levels (such as “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized”), we would be required to raise additional capital and be subject to progressively more severe restrictions on our operations, and management, including the possible replacement of senior executive officers and directors and capital distributions, and, if we became “critically undercapitalized,” to the appointment of a conservator or receiver.

Changes in laws, government rules and regulations and monetary policy may have a material effect on our results of operations.
Financial institutions are subject to significant laws, rules and regulations and may be subject to further additional legislation, rulemaking or regulation in the future, none of which is within our control. Significant new laws, rules or regulations or changes in, or repeals of, existing laws, rules or regulations, may cause our results of operations to differ materially. In addition, the costs and burden of compliance with such laws, rules and regulations continue to increase and could adversely affect our ability to operate profitably. Further, federal monetary policy significantly affects credit conditions for the Bank, as well as for our borrowers, particularly as implemented through the Federal Reserve, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings and reserve requirements. A material change in any of these conditions could have a material impact on the Bank or our borrowers, and, as a result, our results of operations.

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

Our ability to pay dividends is subject to regulatory and other limitations, which may affect our ability to pay dividends to our stockholders or to repurchase our common stock.
We are a separate legal entity from our subsidiary, the Bank, and we do not have significant operations of our own. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors that the Bank’s regulators could assert that payment of dividends or other payments may result in an unsafe or unsound practice. In addition, we are subjected to consolidated capital requirements and must serve as a source of strength to the Bank. If the Bank is unable to pay dividends to us or we are required to retain capital or contribute capital to the Bank, we may not be able to pay dividends on our common stock or to repurchase shares of common stock.

Risks Related to Accounting Matters

Changes in accounting standards and management's application of those standards could materially impact the Company’s financial statements.
From time to time, FASB introduces changes to the financial accounting and reporting standards that govern the preparation of financial statements. These changes can be difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. For example, in June 2016 the FASB issued an accounting standard related to credit losses that became effective for the Company on January 1, 2020. This standard replaced the incurred loss impairment methodology with an expected credit loss methodology and required consideration of a broader range of information to determine credit loss estimates. Implementation of the standard resulted in an increase to the ACL, with a corresponding negative impact to our stockholders’ equity at adoption. We elected an interim regulatory capital rule that allows us to delay for two years an estimate of the effect on regulatory capital of the CECL Standard, relative to the incurred loss methodology, followed by a three-year transition period. It is possible that our reported earnings and lending activity will be negatively impacted in future periods as a result of this accounting standard.

Changes in the value of goodwill and intangible assets could reduce our earnings.
We account for goodwill and other intangible assets in accordance with GAAP, which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level, and further requires us to recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit. Testing for impairment of goodwill and intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) which can be highly unpredictable, and may materially impact the fair value of publicly traded financial institutions, such as us, and could result in an impairment charge at a future date.

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

Risks Related to Our Lending Activities

An inadequate ACL - loans would negatively impact our results of operations.
We are exposed to the risk that our customers will be unable to repay their loans according to agreed upon terms and that any collateral securing the payment of their loans will not be sufficient to avoid losses. Credit losses are inherent in the lending business and could have a material adverse effect on our results of operations. Volatility and deterioration in the broader economy may also increase our risk of credit losses. The determination of an appropriate level of ACL - loans is an inherently uncertain process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and charge-offs may exceed current estimates. We evaluate the collectability of our loan portfolio and record an ACL - loans that we believe is adequate to absorb potential losses over the expected life of the loans based upon various factors, including, but not limited to: the risk characteristics of various classifications of loans; previous loan loss experience;

specific loans that have loss potential; delinquency trends; the estimated fair market value of the collateral; current economic conditions; the views of our regulators; and geographic and industry loan concentrations. If any of our evaluations are incorrect and/or borrower defaults result in losses exceeding our ACL - loans, our results of operations could be significantly and adversely affected. We cannot assure you that our ACL - loans will be adequate to cover actual loan losses realized on our portfolio.

Commercial real estate, commercial & industrial and ADC loans expose us to increased risk and earnings volatility.
We consider our CRE loans, C&I loans and ADC loans to be higher risk categories in our loan portfolio because these loans are particularly sensitive to economic conditions. At December 31, 2020, our portfolio of CRE loans, including multi-family loans, totaled $10.2 billion, or 46.9% of portfolio loans, our C&I loans (including traditional commercial & industrial, asset-based lending, payroll finance, warehouse lending, factored receivables, equipment finance and public sector finance) totaled $9.2 billion, or 41.9% of portfolio loans, and our ADC loans totaled $642.9 million, or 2.9% of portfolio loans.

CRE loans generally involve a higher degree of credit risk than residential loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend on the successful operation and management of the businesses that hold the loans, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In the case of C&I loans, although we strive to maintain high credit standards and limit exposure to any one borrower, the collateral for these loans often consists of accounts receivable, inventory and equipment. This type of collateral typically does not yield substantial recovery in the event we need to foreclose on it and may rapidly deteriorate, disappear, or be misdirected in advance of foreclosure. This adds to the potential that our charge-offs will be more volatile than we participated, which could significantly negatively affect our earnings in any quarter. In addition, some of our ADC loans pose higher risk levels than expected at origination, as projects may stall or sell at prices lower than anticipated. In addition, many of our borrowers also have more than one CRE, C&I or ADC loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to significantly greater risk of loss.

Continued concentration of loans in our primary market area may increase our risk.
Our success depends primarily on the general economic conditions in the markets in which we conduct most of our business. The economic conditions in these areas may be different from, and in some instances worse than, the economic conditions in the United States as a whole. Most of our loans and deposits are generated from customers primarily in the New York Metro Market, which includes Manhattan, the boroughs and Long Island, and certain portions of the New York Suburban Market including Rockland, Westchester and Orange Counties in New York. We also have a presence in Ulster, Sullivan and Putnam Counties in New York and in Bergen County, New Jersey, as well as other counties in northern New Jersey. Our expansion into New York City and continued growth in Westchester County and Bergen County has helped us diversify our geographic concentration with respect to our lending activities but deterioration in economic conditions in our market area would still adversely affect our results of operations and financial condition.

Loans in our residential mortgage loan portfolio include interest only loans and loans that were originated as interest only loans that have converted to principal amortization status.
At December 31, 2020, included in our residential mortgage loan portfolio were $599.5 million of interest only loans and other residential mortgage loans that have converted to principal amortization status. After conversion to principal amortization status, a borrower’s monthly payment may increase substantially and the borrower may not be able to meet the increased debt service, which could result in increased delinquencies and, accordingly, potentially adversely affect our operating results. At December 31, 2020, there were $8.8 million of loans that are interest only or that were interest only and have converted to principal amortization status that were in non-accrual status.

Risks Related to Our Business

Changes in market interest rates could adversely affect our financial condition and results of operations.
Our financial condition and results of operations are significantly affected by changes in market interest rates. Our results of operations substantially depend on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. In general, our balance sheet is modestly asset sensitive because our assets mature or re-price at a faster pace than our liabilities. If interest rates continue at existing levels or decline, net interest income would be adversely affected as asset yields would be expected to decline at faster rates than deposit or borrowing costs. A decline in net interest income may also occur if competitive market pressures limit our ability to reduce deposit costs. Wholesale funding costs may also increase at a faster pace than asset re-pricing.

We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and securities. Decreases in interest rates often result in increased prepayments of loans and securities, as borrowers refinance their loans to reduce borrowings costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments in loans or other investments that have interest rates that are comparable to the interest rates on existing loans and securities. Conversely, increases in interest rates may decrease loan demand and/or may make it more difficult for borrowers to repay adjustable rate loans.

Changes in interest rates also affect the value of our interest earning assets and, in particular, our securities portfolio. The Federal Reserve reduced the federal funds rate two times in fiscal year 2020. Generally, the value of our securities fluctuates inversely with changes in interest rates. As of December 31, 2020, our available for sale securities portfolio totaled $2.3 billion. Decreases in the fair value of securities available for sale could have an adverse effect on stockholders’ equity and comprehensive income.

Uncertainty relating to LIBOR calculation process and phasing out of LIBOR could adversely affect our results of operations.
In 2017, the United Kingdom Financial Conduct Authority (the “UK FCA”), announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. In November 2020, the UK FCA announced it will consult on its proposal to extend the retirement date of certain offered rates (excluding the one week and two month LIBOR offered rates which otherwise ease after December 31, 2021); and that, the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Given consumer protection, litigation, and other risks, the bank regulatory agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.

It is not possible to predict what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. In particular, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate or SOFR as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments and on our financial condition and results of operations.

We have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR has resulted in and could continue to result in added costs and could present additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers and internally could adversely impact our reputation financial condition and results of operations. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

Our outstanding debt obligations and preferred stock, and our level of indebtedness could adversely affect our ability to raise additional capital and to meet our obligations under our existing indebtedness.
We have approximately $1.0 billion in outstanding indebtedness and obligations related to outstanding preferred stock. Our existing debt, together with any future additional indebtedness incurred, and outstanding preferred stock, could have important consequences for our creditors and stockholders. For example, it could:

•limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes;
•restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;
•restrict us from paying dividends to our stockholders; and
•increase our vulnerability to general economic and industry conditions.

Our results of operations, financial condition or liquidity may be adversely impacted by issues arising from certain foreclosure practices.
Foreclosure timelines in our principal marketplace are longer than the national average. Residential mortgages, in particular, may present us with foreclosure process issues. For example, residential mortgages were 7.4% of our total portfolio loans as of December 31, 2020, but constituted 11.2% of our non-accrual loans on the same date. Collateral for many of our residential loans is located within the States of New York and New Jersey, where there may continue to be foreclosure process and timeline issues.

We are subject to competition from both banks and non-bank companies.
The financial services industry, including commercial banking, is highly competitive, and we face competition for deposits, loans and other financial services. Our principal competitors include commercial banks, savings banks and savings and loan associations, mutual funds, money market funds, finance companies, trust companies, insurers, leasing companies, credit unions, mortgage companies, REITs, private issuers of debt obligations, venture capital firms, private equity funds and suppliers of other investment alternatives, such as securities firms. Many of our non-bank competitors are not subject to the same degree of regulation as we are and thus have advantages over us in providing certain services. Further, many of our competitors are significantly larger than we are and have greater access to capital and other resources.

In addition, financial products and services have become increasingly technology-driven. The adoption of new technologies, including Internet banking services, mobile applications, advanced ATM functionality and cryptocurrencies could require us to make substantial expenditures to modify or adapt our current products and services or to build new products and services. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important and may be costly, and the failure to do so could have a material adverse effect on our business, on our financial condition and results of operations.

Our ability to make acquisitions is subject to significant risks, including the risk that regulators will not provide the requisite approvals.
We will continue to evaluate potential acquisitions and may from time to time make opportunistic whole or partial acquisitions of other banks, branches, financial institutions, or related businesses that we expect will further our business strategy, including through participation in FDIC-assisted acquisitions or assumption of deposits from troubled institutions. Any potential acquisition will be subject to regulatory approval, and there can be no assurance that we will be able to obtain such approval in a timely manner or at all. Even if we obtain regulatory approval, these acquisitions could involve numerous risks, including lower than expected performance or higher than expected costs, difficulties related to integration, difficulties and costs associated with consolidation, diversion of management’s attention from other business activities, changes in relationships with customers, and the potential loss of key employees. In addition, we may not be successful in identifying acquisition candidates or preventing deposit erosion or loan quality deterioration at acquired institutions. Additionally, we may not be able to acquire other institutions on attractive terms. There can be no assurance that we will be successful in completing or will even pursue future acquisitions, or if such transactions are completed, that we will be successful in integrating acquired businesses into our existing operations. Our ability to grow may be limited if we choose not to pursue or are unable to successfully make acquisitions in the future.

The success of our and the Bank’s mergers and acquisition transactions may depend, in part, on our ability to realize the estimated cost savings from combining the acquired businesses with our and the Bank’s existing operations. It is possible that the potential cost savings could turn out to be more difficult to achieve than anticipated or that our estimates could turn out to be incorrect and that anticipated cost savings may not be realized fully or at all, and/or may take longer to realize than expected. Moreover, although we have successfully integrated business acquisitions in recent years, there is no assurance that we will be able to continue to do so in the future, which could delay or prevent the anticipated benefits of future acquisitions from being realized fully or at all. Finally, acquisitions typically involve the payment of a premium over book and trading value and thus may result in the dilution of our book value per share.

Risks Related to Our Operations

We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or incident involving the mishandling of personal, confidential or proprietary information of individuals could damage our reputation and otherwise adversely affect our operations and financial condition.
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

Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification requirements in the event of a security breach. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that all of our customers, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused, we could be exposed to litigation or regulatory sanctions. Any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our operations and financial condition.

Further concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers and thereby reduce our revenues.

A breach, failure or interruption of information security and other systems, including as a result of cyber-attacks or other cyber incidents, could negatively affect our earnings or otherwise harm our business.
Increasingly, our data processing, communication and information exchange depends on a variety of computing platforms and networks, both internal and those of external, third-party vendors. We devote significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs and otherwise. But there can be no assurance that our systems will not experience a breach interruption in service or other failure. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by external or internal security breaches, acts of vandalism, viruses, misplaced or lost data, programming or human errors or other similar events, all of which could have an adverse effect on our results of operations.

Information security risks for financial institutions continue to increase in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers continue to engage in attacks against large financial institutions including denial of service attacks designed to disrupt external customer facing services, and ransomware attacks designed to deny organizations access to key internal resources or systems. Moreover, we are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection. Additionally, we face risks related to cyber-attacks and other security breaches in connection with our own and third-party systems, processes and data, including credit card transactions that typically require the transmission of sensitive information regarding our customers through various third parties, including merchant acquiring banks, payment processors, payment card networks and our processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them.

While to date we have not been the target of a successful, material cyber-attack, breach or other incidents, we cannot guarantee that our systems, or the systems of the third-party vendors we rely on, are free from vulnerability to attack, despite safeguards we and our third-party vendors have instituted.

While we diligently assess applicable regulatory and legislative developments affecting our business, laws and regulations relating to cybersecurity have been frequently changing, imposing new requirements on us, such as the recently adopted New York State Department of Financial Services’ Cybersecurity Requirements for Financial Services Companies regulation. In light of this, we face the potential for additional regulatory scrutiny that will lead to increasing compliance and technology expenses and, in some cases, could constrain our plans for growth and other strategic objectives.

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services.
We believe that our continued growth and future success will depend in large part on the skills of our management team and our ability to motivate and retain these individuals and other key personnel. In particular, we rely on the leadership of our Chief Executive Officer, Jack Kopnisky, and our Chief Financial Officer, Luis Massiani, who was also recently appointed Chief Operating Officer. The loss of service of Mr. Kopnisky, Mr. Massiani or one or more of our other executive officers or key personnel could reduce our ability to successfully implement our long-term business strategy, could cause our business to suffer, and could negatively impact the value of our common stock. Leadership changes will occur from time to time, such as the previously-announced upcoming transition of Bea Ordonez to the role of Chief Financial Officer, and we cannot predict whether resignations of key personnel will occur or whether we will be able to recruit additional qualified personnel. We believe our management team possesses valuable knowledge about the banking industry and our markets and that their knowledge and relationships would be very difficult to replicate. Although the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and other executive officers have entered into employment agreements with us, it is possible that they may not complete the term of their employment agreements or renew them upon expiration. Our success also depends on the experience of our financial center managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key personnel could negatively impact our banking operations. Further, the loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

Our investments in certain tax-advantaged projects may not generate returns as anticipated or at all and may have an adverse impact on our results of operations.
We invest in certain tax-advantaged investments that support qualified affordable housing projects and other community development initiatives. Our investments in these projects rely on the ability of the projects to generate a return primarily through the realization of federal and state income tax credits and other tax benefits. We face the risk that tax credits, which remain subject to recapture by taxing authorities based on compliance with relevant requirements at the project level, may not be able to be realized. The risk of not being able to realize the tax credits and other tax benefits associated with a particular project depends on many factors that are outside our control. A project’s failure to realize these tax credits and other tax benefits may have a negative impact on our investment and, as a result, on our financial condition and results of operations.

ITEM 1B.Unresolved Staff Comments

Not applicable.
ITEM 2. Properties

Our headquarters are located in a leased facility located at Two Blue Hill Plaza, Second Floor, Pearl River, New York. We also lease corporate back-office space in New York City, Jericho on Long Island, and White Plains in Westchester County, all in New York. We lease space in a facility located in Dallas, Texas that includes our asset-based lending and equipment finance business lines. At December 31, 2020, we conducted our business through 76 full-service retail and commercial financial centers which serve the New York Metro Market and the New York Suburban Market 40 of which are owned, 36 of which are leased. Our financial centers are located in Nassau and Suffolk Counties on Long Island, in the boroughs of Manhattan, Westchester and Rockland County, all of which are in New York. We also have one office in New Jersey.

In addition to our financial center network and corporate offices, we lease nine additional properties that are used for general corporate purposes. See Note 6. “Premises and Equipment, Net” in the notes to consolidated financial statements for further detail on our premises and equipment.
ITEM 3. Legal Proceedings
See Note 20. “Litigation” in the notes to consolidated financial statements that is incorporated herein by reference. We do not anticipate that the aggregate liability arising out of litigation pending against us and our subsidiaries will be material to our consolidated financial statements.
ITEM 4.Mine Safety Disclosures
Not applicable.
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices, Holders and Dividends
Our common stock is traded on the NYSE under the symbol “STL”.

As of December 31, 2020, there were 192,923,371 shares of our common stock outstanding held by 6,530 holders of record. The closing price per share of our common stock on December 31, 2020, which was the last trading day of our fiscal year, was $17.98.

The declaration of dividends is subject to the discretion of our Board. The Board is committed to continuing to pay regular cash dividends; however, there can be no assurance as to future dividends. The Board will consider factors such as financial results, capital requirements, financial condition and any other factors it deems relevant.
See the section captioned “Effect of Compliance with Supervision and Governmental Regulation” included in Item 1. “Business”, the section captioned “Liquidity and Capital Resources” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18. “Stockholders’ Equity” in the notes to consolidated financial statements, all of which are included elsewhere in this report, for additional information regarding our common stock and our ability to pay dividends.
Performance Graph
Set forth below is a stock performance graph comparing the cumulative total shareholder return on Sterling Bancorp common stock with (a) the cumulative total return on the KBW Bank Index; and (b) the SNL Mid-Atlantic Bank Index, measured as of the last trading day of each period shown. The graph assumes an investment of $100 on December 31, 2015 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of likely future stock performance.

Sterling Bancorp - Total Return Performance
250
200
150
100
50
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ended
Sterling Bancorp
KBW Bank Index
SNL Mid-Atlantic Bank Index

	At December 31,
	2015	2016	2017	2018	2019	2020
Sterling Bancorp	100.00	146.75	156.11	106.11	137.36	119.69
KBW Bank Index	100.00	128.51	152.40	125.41	170.71	153.11
SNL Mid-Atlantic Bank Index	100.00	127.10	155.78	133.10	189.29	168.47
This stock performance graph shall not be deemed incorporated into this annual report on Form 10-K under the Securities Act, or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Issuer Purchases of Equity Securities
The following table reports information regarding purchases of our common stock during the fourth quarter of 2020 and the stock repurchase plan approved by the Board:

	Total Number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
Period (2020)
October 1 — October 31	500,872	$13.02	500,872	16,170,904
November 1 — November 30	267,324	14.08	267,324	15,903,580
December 1 — December 31	1,156,398	17.54	1,156,398	14,747,182
Total	1,924,594	$15.88	1,924,594

(1) On February 24, 2020, the Board of Directors increased the authorized share repurchase limit to 50,000,000 common shares. For additional information on our share repurchase program, see Note 18. “Stockholders’ Equity - Stock Repurchase Plan” in the notes to consolidated financial statements.

ITEM 6. Selected Financial Data

The following summary data is based in part on the consolidated financial statements and accompanying notes, and other schedules included in our Annual Reports on Form 10-K for the calendar years ended December 31, 2020, 2019, 2018, 2017 and 2016 and is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto that appear in this annual report on Form 10-K.
Significant Items in the Financial Data Presented below
The Astoria Merger in October of 2017 increased our assets by $13.8 billion and our liabilities by $12.5 billion and expanded our geographic footprint in the Greater New York metropolitan region. There were two additional acquisitions in 2019 which were recorded as business combinations. The operating results of mergers and acquisitions during the periods presented are included within our results of operations since the date of acquisition. For additional information regarding the significant changes in the financial data presented below, see Note 2. “Acquisitions” in the notes to consolidated financial statements, which is included elsewhere in this report.
Dollar amounts in tables are stated in thousands, except for share and per share amounts.

	At or for the year ended December 31,
	2020	2019	2018	2017	2016
Selected balance sheet data:
End of period balances:
Total securities	$4,039,456	$5,075,309	$6,667,180	$6,474,561	$3,118,838
Portfolio loans	21,848,409	21,440,212	19,218,530	20,008,983	9,527,230
Total assets	29,820,138	30,586,497	31,383,307	30,359,541	14,178,447
Non-interest bearing deposits	5,443,907	4,304,943	4,241,923	4,080,742	3,239,332
Interest bearing deposits	17,675,615	18,113,715	16,972,225	16,457,462	6,828,927
Total deposits	23,119,522	22,418,658	21,214,148	20,538,204	10,068,259
Borrowings	1,321,714	2,885,958	5,214,183	4,991,210	2,056,612
Stockholders’ equity	4,590,514	4,530,113	4,428,853	4,240,178	1,855,183
Tangible common stockholders’ equity[1]	2,676,779	2,598,686	2,547,852	2,367,876	1,092,230
Average balances:
Total securities	$4,554,778	$5,676,558	$6,704,025	$4,144,435	$2,878,944
Total loans	21,798,721	20,408,566	20,190,630	12,215,759	8,520,367
Total assets	30,472,854	30,138,390	30,746,916	18,451,301	12,883,226
Non-interest bearing deposits	5,069,062	4,276,992	4,108,881	3,363,636	3,120,973
Interest bearing deposits	18,350,696	17,113,663	16,874,456	9,570,199	6,519,993
Total deposits	23,419,758	21,390,655	20,983,337	12,933,835	9,640,966
Borrowings	1,817,640	3,689,694	4,950,546	2,759,919	1,355,491
Stockholders’ equity	4,523,468	4,463,605	4,344,096	2,498,512	1,739,073
Tangible common stockholders’ equity[1]	2,600,140	2,552,123	2,458,580	1,464,057	976,394
Selected operating data:
Total interest income	$1,014,021	$1,202,540	$1,208,473	$682,449	$461,551
Total interest expense	149,100	283,617	241,070	106,306	57,282
Net interest income	864,921	918,923	967,403	576,143	404,269
Provision for credit losses	252,386	45,985	46,000	26,000	20,000
Net interest income after provision for credit losses	612,535	872,938	921,403	550,143	384,269
Total non-interest income	135,562	130,865	103,197	64,202	70,987
Total non-interest expense	492,429	463,837	458,370	433,375	247,902
Income before income taxes	255,668	539,966	566,230	180,970	207,354
Income tax expense	29,899	112,925	118,976	87,939	67,382
Net income	225,769	427,041	447,254	93,031	139,972
Preferred stock dividends	7,883	7,933	7,978	2,002	—
Net income available to common stockholders	$217,886	$419,108	$439,276	$91,029	$139,972
Per common share data:
Basic earnings per share	$1.12	$2.04	$1.96	$0.58	$1.07
Diluted earnings per share	1.12	2.03	1.95	0.58	1.07
Adjusted diluted earnings per share, non-GAAP[1]	1.20	2.07	2.00	1.40	1.11
Dividends declared per share	0.28	0.28	0.28	0.28	0.28
Dividend payout ratio	24.98%	13.77%	14.33%	48.64%	26.25%
Book value per share	$23.09	$22.13	$19.84	$18.24	$13.72
Tangible book value per share[1]	13.87	13.09	11.78	10.53	8.08
_________________________
See legend below tables.

	At or for the year ended December 31,
	2020	2019	2018	2017	2016
Common shares outstanding:
Shares outstanding at period end	192,923,371	198,455,324	216,227,852	224,782,694	135,257,570
Weighted average shares basic	194,084,358	205,679,874	224,299,488	157,513,639	130,607,994
Weighted average shares diluted	194,393,343	206,131,628	224,816,996	158,124,270	131,234,462
Other data:
PPNR[1]	$508,054	$585,951	$612,230	$206,970	$227,354
Adjusted PPNR[1]	493,581	505,183	525,214	309,574	219,239
FTE period end	1,460	1,639	1,907	2,076	970
Financial centers period end	76	82	106	128	42
Performance ratios:
Return on average assets	0.72%	1.39%	1.43%	0.49%	1.09%
Return on average equity	4.82	9.39	10.11	3.64	8.05
Reported return on average tangible assets[1]	0.76	1.48	1.51	0.52	1.15
Adjusted return on average tangible assets[1]	0.82	1.51	1.55	1.27	1.20
Reported return on average tangible common equity[1]	8.38	16.42	17.87	6.22	14.34
Adjusted return on average tangible common equity[1]	9.00	16.73	18.29	15.17	14.90
Operating efficiency ratio, as reported[1]	49.2	44.2	42.8	67.7	52.2
Operating efficiency ratio, as adjusted[1]	43.4	40.1	38.8	41.8	46.2
Net interest margin - GAAP[2]	3.21	3.43	3.51	3.44	3.44
Net interest margin - tax equivalent basis[2]	3.26	3.49	3.57	3.55	3.55
Capital ratios (Company):
Common equity tier 1 risk-based ratio	11.39%	11.06%	12.31%	12.37%	10.73%
Tier 1 risk-based capital ratio	11.96	11.65	12.95	13.07	10.73
Total risk-based capital ratio	15.20	13.89	14.06	14.18	12.73
Tier 1 leverage ratio	10.14	9.55	9.50	9.39	8.95
Tangible equity to tangible assets	10.03	9.50	9.06	8.76	8.14
Tangible common equity to tangible assets	9.55	9.03	8.60	8.27	8.14
Regulatory capital ratios (Bank):
Common equity tier 1 risk-based ratio	13.38%	12.32%	13.55%	13.95%	10.87%
Tier 1 risk-based capital ratio	13.38	12.32	13.55	13.95	10.87
Total risk-based capital ratio	14.73	13.52	14.80	15.21	13.06
Tier 1 leverage ratio	11.33	10.11	9.94	10.10	9.08
Asset quality data and ratios:
ACL - Loans[3]	$326,100	$106,238	$95,677	$77,907	$63,622
NPLs	167,059	179,161	168,822	187,213	78,853
NPAs	172,406	191,350	188,199	214,308	92,472
Net charge-offs	122,405	35,424	28,230	11,715	6,523
NPAs to total assets	0.58%	0.63%	0.60%	0.71%	0.65%
NPLs to total loans[4]	0.76	0.84	0.88	0.94	0.83
ACL - Loans to NPLs	195.20	59.30	56.67	41.61	80.68
ACL - loans to total loans[4]	1.49	0.50	0.50	0.39	0.67
Net charge-offs to average loans	0.56	0.17	0.14	0.10	0.08
________________________
1    See a reconciliation of as reported financial measures to as adjusted (non-GAAP) financial measures below under the caption “Non-GAAP Financial Measures.”
2    Net interest margin is net interest income directly from our consolidated income statements as a percentage of average interest-earning assets for the period. Net interest margin tax equivalent basis is net interest income adjusted for the portion of our net interest income that is exempt from taxation. An amount equal to the tax benefit derived from that component of our interest income is added back to the net interest income total. This adjustment is considered helpful in comparing one financial institution’s net interest income (pre-tax) to that of another institution, as each will have a different proportion of tax-exempt items in their portfolios.

3    ACL - loans is presented for 2020 in accordance with our adoption of the CECL Accounting Standard. In the earlier periods, the amount presented is the allowance for loan losses calculated in accordance with the loss incurred model.
4    Total loans excludes loans held for sale.

Non-GAAP Financial Measures
The non-GAAP financial measures presented below are used by management and our Board on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance and to assess our performance compared to our annual budget and strategic plans. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors, analysts, regulators and others with additional information that we use to manage our business and evaluate our performance. Because not all companies use identical calculations, the presentation of the non-GAAP financial measures may not be comparable to other similarly titled measures used by other companies. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this non-GAAP financial information should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2020, included elsewhere in this annual report on Form 10-K. When non-GAAP/adjusted measures are impacted by income tax expense, we present the pre-tax amount for the income and expense items that result in the non-GAAP adjustments and present the income tax expense impact at the effective tax rate in effect for the period presented. The following non-GAAP financial measures reconcile our GAAP reported results to our as adjusted non-GAAP reported results and metrics presented in the Selected Financial Data table above in this Item 6.

	For the year ended December 31,
	2020	2019	2018	2017	2016
The following table shows the reconciliation of pretax pre-provision net revenue to adjusted pretax pre-provision net revenue[1]:
Net interest income	$864,921	$918,923	$967,403	$576,143	$404,269
Non-interest income	135,562	130,865	103,197	64,202	70,987
Total net revenue	1,000,483	1,049,788	1,070,600	640,345	475,256
Non-interest expense	492,429	463,837	458,370	433,375	247,902
PPNR	508,054	585,951	612,230	206,970	227,354

Adjustments:
Accretion income	(38,504)	(91,212)	(111,941)	(43,493)	(18,586)
Net (gain) loss on sale of securities	(9,428)	6,905	10,788	344	(7,522)
Net loss on termination of Astoria defined benefit pension plan	—	(11,817)	—	—	—
Net (gain) on sale of residential mortgage loans	—	(8,313)	—	—	—
Net (gain) loss on sale of premise and equipment	—	—	(11,800)	1	—
Loss (gain) on extinguishment of debt	19,462	(46)	(172)	—	9,729
Impairment related to financial centers and real estate consolidation strategy	13,311	14,398	8,736	—	—
Charge for asset write-downs, systems integration, retention and severance	—	8,477	4,396	105,110	4,485
Merger-related expense	—	—	—	39,232	265
Amortization of non-compete agreements and acquired customer list intangible assets	686	840	1,177	1,411	3,514
Adjusted PPNR	$493,581	$505,183	$513,414	$309,575	$219,239
See legend beginning on page 28.

	At or for the year ended December 31,
	2020	2019	2018	2017	2016
The following table shows the reconciliation of stockholders’ equity to tangible common equity (non-GAAP) and the tangible common equity ratio (non-GAAP)[2]:
Total assets	$29,820,138	$30,586,497	$31,383,307	$30,359,541	$14,178,447
Goodwill and other intangibles	(1,777,046)	(1,793,846)	(1,742,578)	(1,733,082)	(762,953)
Tangible assets	28,043,092	28,792,651	29,640,729	28,626,459	13,415,494
Stockholders’ equity	4,590,514	4,530,113	4,428,853	4,240,178	1,855,183
Preferred stock	(136,689)	(137,581)	(138,423)	(139,220)	—
Goodwill and other intangibles	(1,777,046)	(1,793,846)	(1,742,578)	(1,733,082)	(762,953)
Tangible common stockholders’ equity	2,676,779	2,598,686	2,547,852	2,367,876	1,092,230
Common stock outstanding at period end	192,923,371	198,455,324	216,227,852	224,782,694	135,257,570
Common stockholders’ equity as a % of total assets	14.94%	14.36%	13.67%	13.51%	13.08%
Book value per common share	$23.09	$22.13	$19.84	$18.24	$13.72
Tangible common equity as a % of tangible assets	9.55%	9.03%	8.60%	8.27%	8.14%
Tangible book value per common share	$13.87	$13.09	$11.78	$10.53	$8.08
See legend beginning on page 28.

	At or for the year ended December 31,
	2020	2019	2018	2017	2016
The following table shows the reconciliation of reported net income (GAAP) and diluted earnings per share to adjusted net income available to common stockholders (non-GAAP) and adjusted diluted earnings per share (non-GAAP) [3]:

Income before income tax expense	$255,668	$539,966	$566,230	$180,970	$207,354
Income tax expense	29,899	112,925	118,976	87,939	67,382
Net income (GAAP)	225,769	427,041	447,254	93,031	139,972
Adjustments:
Net (gain) loss on sale of securities	(9,428)	6,905	10,788	344	(7,522)
Net (gain) on termination of pension plan	—	(11,817)	—	—	—
Net (gain) on sale of residential mortgage loans	—	(8,313)	—	—	—
Net (gain) loss on sale of premise and equipment	—	—	(11,800)	1	—
(Gain) on sale of trust division	—	—	—	—	(2,255)
(Loss) gain on extinguishment of debt	19,462	(46)	(172)	—	9,729
Merger-related expense	—	—	—	39,232	265
Charge for asset write-downs, systems integration, retention and severance	—	8,477	4,396	105,110	4,485
Impairment related to financial centers and real estate consolidation strategy	13,311	14,398	8,736	—	—
Amortization of non-compete agreements and acquired customer list intangibles	686	840	1,177	1,411	3,514
Total pre-tax adjustments	24,031	10,444	13,125	146,098	8,216
Adjusted pre-tax income	279,699	550,410	579,355	327,068	215,570
Adjusted income tax expense	37,759	115,586	121,732	103,027	70,052
Adjusted net income (non-GAAP)	241,940	434,824	457,623	224,041	145,518
Preferred stock dividend	7,883	7,933	7,978	2,002	—
Adjusted net income available to common stockholders (non-GAAP)	$234,057	$426,891	$449,645	$222,039	$145,518
Weighted average diluted shares	194,393,343	206,131,628	224,816,996	158,124,270	131,234,462
Diluted EPS (GAAP)	$1.12	$2.03	$1.95	$0.58	$1.07
Adjusted diluted EPS (non-GAAP)	1.20	2.07	2.00	1.40	1.11
See legend beginning on page 28.

	At or for the year ended December 31,
	2020	2019	2018	2017	2016
The following table shows the reconciliation of reported return on average tangible common equity and adjusted return on average tangible common equity (non-GAAP) [4]:
Average stockholders’ equity	$4,523,468	$4,463,605	$4,344,096	$2,498,512	$1,739,073
Average preferred stock	(137,247)	(138,007)	(138,829)	(35,122)	—
Average goodwill and other intangibles	(1,786,081)	(1,773,475)	(1,746,687)	(999,333)	(762,679)
Average tangible common stockholders’ equity	2,600,140	2,552,123	2,458,580	1,464,057	976,394
Net income available to common stockholders	217,886	419,108	439,276	91,029	139,972
Reported return on average tangible common equity	8.38%	16.42%	17.87%	6.22%	14.34%
Adjusted net income available to common stockholders	$234,057	$426,891	$449,645	$222,039	$145,518
Adjusted return on average tangible common equity	9.00%	16.73%	18.29%	15.17%	14.90%
See legend beginning on page 28.

	At or for the year ended December 31,
	2020	2019	2018	2017	2016
The following table shows the reconciliation of the reported operating efficiency ratio and adjusted operating efficiency ratio (non-GAAP) [5]:
Net interest income	$864,921	$918,923	$967,403	$576,143	$404,269
Non-interest income	135,562	130,865	103,197	64,202	70,987
Total net revenue	1,000,483	1,049,788	1,070,600	640,345	475,256
Tax equivalent adjustment on securities	13,271	14,834	16,231	20,054	12,745
Net (gain) loss on sale of securities	(9,428)	6,905	10,788	344	(7,522)
Net (gain) on termination of pension plan	—	(11,817)	—	—	—
(Gain) on sale of residential loans	—	(8,313)	—	—	—
Depreciation of operating leases	(12,888)	—	—	—	—
Net (gain) loss on sale of fixed assets	—	—	(11,800)	1	—
(Gain) on sale of trust division	—	—	—	—	(2,255)
Adjusted total net revenue	991,438	1,051,397	1,085,819	660,744	478,224
Non-interest expense	492,429	463,837	458,370	433,375	247,902
Loss (gain) on extinguishment of debt	(19,462)	46	172	—	(9,729)
Merger-related expense	—	—	—	(39,232)	(265)
Charge for asset write-downs, systems integration, retention and severance	—	(8,477)	(4,396)	(105,110)	(4,485)
Impairment related to financial centers and real estate consolidation strategy	(13,311)	(14,398)	(8,736)	—	—
Depreciation of operating leases	(12,888)	—	—	—	—
Amortization of intangible assets	(16,800)	(19,181)	(23,646)	(13,008)	(12,416)
Adjusted non-interest expense	$429,968	$421,827	$421,764	$276,025	$221,007
Reported operating efficiency ratio	49.2%	44.2%	42.8%	67.7%	52.2%
Adjusted operating efficiency ratio	43.4%	40.1%	38.8%	41.8%	46.2%
See legend beginning on page 28.

	At or for the year ended December 31,
	2020	2019	2018	2017	2016
The following table shows the reconciliation of reported return on average tangible assets and adjusted return on average tangible assets [6]:
Average assets	$30,472,854	$30,138,390	$30,746,916	$18,451,301	$12,883,226
Average goodwill and other intangibles	(1,786,081)	(1,773,475)	(1,746,687)	(999,333)	(762,679)
Average tangible assets	28,686,773	28,364,915	29,000,229	17,451,968	12,120,547
Net income available to common stockholders	217,886	419,108	439,276	91,029	139,972
Reported return on average tangible assets	0.76%	1.48%	1.51%	0.52%	1.15%
Adjusted net income available to common stockholders	$234,057	$426,891	$449,645	$222,039	$145,518
Adjusted return on average tangible assets	0.82%	1.51%	1.55%	1.27%	1.20%

See legend below.

1 PPNR or pre-tax pre-provision net revenue, is a non-GAAP financial measure calculated by summing our GAAP net interest income plus GAAP non-interest income minus our GAAP non-interest expense and does not consider the provision for credit losses and income taxes. We believe the use of PPNR provides useful information to readers of our financial statements because it enables an assessment of our ability to generate earnings to cover credit losses. Adjusted PPNR includes the adjustments we make for adjusted earnings and excludes accretion income. We believe adjusted PPNR supplements our PPNR calculation. We use this calculation to assess our performance in the current operating environment.

2 Stockholders’ equity as a percentage of total assets, book value per common share, tangible common equity as a percentage of tangible assets and tangible book common value per share provides information to help assess our capital position and financial strength. We believe tangible book measures improve comparability to other banking organizations that have not engaged in acquisitions that have resulted in the accumulation of goodwill and other intangible assets.

3 Adjusted net income available to common stockholders and adjusted diluted earnings per share present a summary of our earnings after, certain adjustments to revenues and expenses (generally associated with discrete merger transactions and other non-recurring items) and are designed to help in assessing our run rate profitability.

4 Reported return on average tangible common equity and adjusted return on average tangible common equity measures provide information to evaluate the use of our tangible common equity.

5 The reported operating efficiency ratio is a non-GAAP measure calculated by dividing our GAAP non-interest expense by the sum of our GAAP net interest income plus GAAP non-interest income. The adjusted operating efficiency ratio is a non-GAAP measure calculated by dividing non-interest expense adjusted for intangible asset amortization and certain expenses generally associated with discrete merger transactions and non-recurring items by the sum of net interest income plus non-interest income plus the tax equivalent adjustment on securities income and elimination of the impact of gain or loss on sale of securities. The adjusted operating efficiency ratio is a measure we use to assess our operating performance.

6 Reported return on average tangible assets and adjusted return on average tangible assets measures provide information to help assess our profitability.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a discussion of our financial condition and results of operations for fiscal 2019 as compared to fiscal 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 28, 2020.

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

Forward-looking statements are subject to numerous assumptions, risks (both known and unknown) and uncertainties, and other factors that change over time. Forward-looking statements speak only as of the date they are made. We do not assume any duty and do not undertake to update our forward-looking statements. Because forward-looking statements are subject to assumptions, risks, uncertainties, and other factors, actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements and future results could differ materially from our historical performance.

The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in forward-looking statements:
•our ability to successfully implement growth and other strategic initiatives, reduce expenses and to integrate and fully realize cost savings and other benefits we estimate in connection with acquisitions, and limiting any business disruption arising therefrom;
•oversight of the Bank by various federal regulators;
•adverse publicity, regulatory actions or litigation with respect to us or other well-known companies and the financial services industry in general and a failure to satisfy regulatory standards;
•the effects of and changes in monetary and policies of the FRB and the U.S. Government, respectively;
•our ability to make accurate assumptions and judgments about an appropriate level of ACL - loans and the collectability of our loan portfolio, including changes in the level and trend of loan delinquencies and write-offs that may lead to increased losses and non-performing assets in our loan portfolio, result in our ACL - loans not being adequate to cover actual losses, and require us to materially increase our reserves;
•our use of estimates in determining the fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuation;
•our ability to manage changes in market interest rates;
•our ability to capitalize on our substantial investments in our information technology and operational infrastructure and systems;
•changes in other economic, competitive, governmental, regulatory, and technological factors affecting our markets, operations, pricing, products, services and fees;
•the ongoing trajectory of COVID-19 and the extent to which and speed at which the global economy recovers, the nature and extent of ongoing governmental measures to contain the pandemic, the speed and efficacy of the vaccine roll out in New York State and nationally, the availability of our colleagues; the impact on our clients and vendors, including the continued ability of our borrowers to repay their borrowings in accordance with loan terms, and the potential impact of a more severe or prolonged dampening in demand for our products; and
•our success at managing the risks involved in the foregoing and managing our business.

Additional factors that may affect our results are discussed in this annual report on Form 10-K under Item 1A, “Risk Factors” and elsewhere in this report or in other filings with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. You should read such statements carefully.

Impact of COVID-19
The COVID-19 pandemic resulted in significant economic disruption which adversely affected our business and the business of our clients. We experienced a material decline in revenues in the second quarter of 2020, a result of dampened demand for lending products in our target markets and a significant decline in transactional activity in our receivables management and payroll businesses. While still short of our pre-pandemic forecast and our performance in 2019, we saw a rebound in our revenues during the second half of 2020, as business conditions began to normalize and clients saw an improvement in their performance, driving increased demand for our products and a recovery in the amount of new business generated.

Our consolidated financial statements reflect estimates and assumptions we make that impact the reported amounts of assets and liabilities, including the amount of the ACL we establish. The impact of the COVID-19 pandemic and the severe deterioration in macroeconomic conditions that has resulted from it, as well as the ongoing governmental measures needed to contain it, had a material adverse effect on the amount of our ACL - Loans. Our provision for credit losses is discussed further below in “Results of Operations - Provision for Credit Losses.”

Additionally, COVID-19 required enhanced safety and cleaning measures and we adopted agile workforce policies and practices to allow us to effectively transition to a remote working environment all of, which negatively impacted our operating expenses in 2020.

There is still significant uncertainty concerning the ongoing trajectory of the COVID-19 pandemic, and the extent to which and speed at which economic conditions will normalize, especially in the NY Metro area. The extent to which our business will continue to be adversely impacted will depend on numerous evolving factors and future developments that we are not able to predict, including the duration, spread and severity of the outbreak; the effectiveness of containment measures, including the speed of the ongoing vaccine distribution effort; and how quickly and to what extent normal economic and operating conditions can resume.

LIBOR Transition and Phase-Out
We have a significant number of loans, borrowings and swaps that are tied to LIBOR benchmark interest rates. It is anticipated that financial institutions will be required to transition new and existing loans, swaps and other borrowings to an alternative to LIBOR and the FRBNY has established the SOFR as its recommended alternative to LIBOR. We have created a sub-committee of our Asset Liability Management Committee to address our transition from LIBOR to an alternative benchmark rate. This committee includes personnel from legal, loan operations, risk, IT, credit, business intelligence, treasury, corporate banking, marketing, audit, accounting and corporate development.

Critical Accounting Policies and Accounting Estimates
Our accounting and reporting policies are prepared in accordance with GAAP and conform to general practices within the banking industry. The preparation of financial statements requires us to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, reported amounts of income and expense and the disclosure of contingent assets and liabilities. The following estimates, which are based on relevant information available at the end of each period, are subject to inherent risks and uncertainties related to judgments and assumptions made. We consider the estimates to be critical in applying our accounting policies. Given the considerable uncertainty that may exist at the time the estimate is made, it is likely that changes could occur in our estimates from period to period and these changes could have a material impact on the financial statements.

We believe the judgments, assumptions and estimates utilized in the following critical accounting estimates are reasonable. Although actual events may differ from our assumptions, we do not believe that different outcomes from those assumed are more likely. However, our estimates could prove inaccurate, and changes to those estimates in future periods could result in charges which could materially negatively impact our earnings in those future periods.
ACL - Loans.
We consider the methodology for determining the ACL - loans to be a critical accounting policy and a critical accounting estimate due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for future changes in the economic environment that could result in changes to the amount of the ACL - loans considered necessary.

It is generally believed that the adoption of the CECL Standard will result in greater volatility in reported earnings and capital levels. The CECL Standard requires us to estimate credit losses over the full expected remaining life of a loan and that estimate is highly sensitive to changes in a wide range of forecasted economic activity indicators, at the global, national and local level.

We use several models to estimate expected losses over the estimated life of the loans in our portfolio. Different models are generally used based on the loan type and the characteristics of the loan or pool of loans. The methodologies used to model expected credit losses for each of our portfolio segments is disclosed in Note 1. “Basis of Financial Statement Presentation and Summary of Significant Accounting Policies - Recently Adopted Accounting Standards - ACL - Loans.” The key inputs considered in our CECL models and significant assumptions used by us and our third-party data providers are discussed below in “Asset Quality Characteristics and Credit Costs - Allocation of ACL - Loans.”

Our implementation of the CECL Standard was designed to conform to the requirements of GAAP and other relevant regulatory guidance. Our CECL model uses economic forecast data provided by Moody’s in their US macro-economic outlook dataset, which includes forecast data related to unemployment levels, GDP, target benchmark interest rates, CRE prices and other key economic indicators. We use Moody’s baseline estimate and, as necessary, apply additional qualitative factors and assumptions to arrive at our best estimate of expected credit losses. We also prepare and review alternative models including one that assumes a more favorable economic environment and another that assumes a less favorable economic environment, and we consider whether those alternatives are more likely than the baseline scenario.

The ACL - Loans was $106.2 million at December 31, 2019, increased to $196.8 million on January 1, 2020 upon the adoption of the CECL Standard, and increased to $365.5 million at June 30, 2020 following the onset of the pandemic and as a result of the severe deterioration in macro-economic conditions. At December 31, 2020, the ACL - Loans was $326.1 million.

Goodwill and Intangible Assets.
We believe the methodology used to determine the fair value of goodwill to be a critical accounting policy and a critical accounting estimate. In accordance with GAAP, we record goodwill as the excess of the purchase price in a business combination over the fair value of the identifiable net assets acquired. Ordinarily, we perform a review for impairment of our intangible assets annually in the fourth quarter. In response to the onset of the pandemic, the rapid deterioration in economic conditions globally and in our mart area, as well as the negative impact on our stock price, we performed an impairment evaluation during the second quarter of 2020, engaging an independent third-party to evaluate the fair value of the Company compared to its carrying value. The results of this evaluation were that our goodwill and intangible assets were not impaired. Fair value was estimated primarily using a discounted cash flow analysis. Significant assumptions included in the discounted cash flow analysis included the following:
•management’s financial projections for the period 2020 through 2024;
•earnings retention based on maintaining a minimum tangible common capital ratio of 8.00%;
•operating expense cost savings estimated at 10.0%; and
•a capitalization rate of 9.5% based on a 12.5% discount rate less the estimated terminal growth rate of 3.0%.

At December 31, 2020, we concluded that an independent third-party evaluation of the fair value of goodwill was not necessary and that goodwill and intangible asset impairment did not exist. See Note 7. “Goodwill and Other Intangible Assets” in the notes to consolidated financial statements included elsewhere in this report, for additional information regarding our goodwill impairment test. We will continue to monitor and evaluate the impact of COVID-19, and other triggering events that may indicate an impairment of goodwill in the future. In the event that we conclude that all or a portion of our goodwill or intangible assets are found to be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or our regulatory capital ratios.

Deferred Income Taxes.
We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized to record the value of the expected future tax benefits or consequences, determined by reference to the difference between the financial reporting carrying values of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the benefits of the deferred tax asset in future periods, a valuation allowance is established. Deferred tax assets and liabilities are measured by applying the effect of enacted tax rates and laws expected to apply in the years in which the differences between the reported carrying value and the tax basis of assets and liabilities are expected to reverse. We exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projecting the availability and amount of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.

For additional information on our significant accounting policies, see Note 1. “Basis of Financial Statement Presentation and Summary of Significant Accounting Policies” in the notes to consolidated financial statements.

General
The Advantage Funding Acquisition on April 2, 2018, the Woodforest National Bank on February 28, 2019 and the Santander Bank acquisition on November 29, 2019 are discussed in Note 2. “Acquisitions” in the notes to consolidated financial statements. These transactions were accounted for as business combinations, and accordingly, their related results of operations are included from the date of acquisition. This discussion and analysis should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other information contained in this report.

Recent Developments
In addition to the transactions discussed above, recent significant transactions and events include the following:

Change in Accounting Principle
Effective January 1, 2020, we adopted the CECL Accounting Standard, which upon adoption, increased our ACL - loans by $90.6 million, our ACL - HTM securities by $796 thousand and our ACL - off-balance sheet credit exposures by $6.1 million. In accordance with the CECL Standard, we recorded this increase as a reduction to equity. Net of tax, our equity decreased by $54.3 million on January 1, 2020, which was presented as a cumulative effect of a change in accounting principle. See Note 1. “Basis of Financial Statement Presentation and summary of Significant Accounting Policies - Recently Adopted Accounting Standards” for additional information.
Subordinated Notes Issuance
On October 30, 2020, we issued the subordinated Notes - 2030. We injected $175.0 million of the net proceeds as capital to the Bank. During the fourth quarter of 2020, we redeemed $30.0 million principal of the Subordinated Notes - Bank. We anticipate redeeming the remaining balance, which are redeemable beginning April 1, 2021 during the second quarter of 2021. See Note 9. “Borrowings, Senior Notes and Subordinated Notes” for additional information.

Repurchases of Common Stock
In the fourth quarter of 2020, we reinstated our common stock repurchase program and purchased 1,924,594 shares at a cost of $15.88 per share. For the full year, we repurchased 6,825,353 shares of our common stock at a total cost of $111.6 million, or $16.35 per share. Our weighted average diluted shares outstanding decreased by 11,738,285 between December 31, 2019 and 2020.

Quarterly Results of Operations
See Note 24. “Quarterly Results of Operations (Unaudited)” in the notes to consolidated financial statements for information regarding our quarterly results for 2020 and 2019.

Results of Operations
We reported net income available to common stockholders of $217.9 million, or $1.12 per diluted common share for 2020, compared to net income available to common stockholders of $419.1 million, or $2.03 per diluted common share for 2019, and net income available to common stockholders of $439.3 million, or $1.95 per diluted common share, for 2018.

Results for 2020 include organic growth in loans and deposits from our commercial banking teams and full year results from the two acquisitions we made in 2019, which were:
•the Woodforest Portfolio Acquisition on February 28, 2019; and
•the Santander Portfolio Acquisition on November 29, 2019.

Results for 2019 included organic growth in loans and deposits from our commercial banking teams and revenues from the date of acquisition for the acquisitions mentioned above.

Dollar amounts in the tables that follow are stated in thousands, except for per share amounts and ratios.

Selected operating data, return on average assets, return on average common equity and dividends per common share for the comparable periods follow:

	For the year ended December 31,
	2020	2019	2018
Tax equivalent net interest income	$878,192	$933,757	$983,634
Less tax equivalent adjustment	(13,271)	(14,834)	(16,231)
Net interest income	864,921	918,923	967,403
Provision for credit losses	252,386	45,985	46,000
Non-interest income	135,562	130,865	103,197
Non-interest expense	492,429	463,837	458,370
Income before income taxes	255,668	539,966	566,230
Income tax expense	29,899	112,925	118,976
Net income	225,769	427,041	447,254
Preferred stock dividends	7,883	7,933	7,978
Net income available to common stockholders	$217,886	$419,108	$439,276

Earnings per common share - basic	$1.12	$2.04	$1.96
Earnings per common share - diluted	1.12	2.03	1.95
Dividends per common share	0.28	0.28	0.28
Return on average assets	0.72%	1.39%	1.43%
Return on average equity	4.82	9.39	10.11

The table above summarizes our results of operations on a tax equivalent basis. Tax equivalent adjustments are the result of increasing income from tax-free securities by an amount equal to the taxes that would be paid if the income were fully taxable based on the 21% federal tax rate that was in effect for 2020, 2019 and 2018.

Net Income
For 2020, net income available to common stockholders was $217.9 million compared to net income available to common stockholders of $419.1 million for 2019, a decrease of $201.2 million. The decline in our net income when compared to the prior year was primarily due to the ongoing impact to the business environment that has resulted from the COVID-19 pandemic which, combined with the adoption of the CECL Standard, resulted in a significant increase in our provision for credit losses.

Results for 2020 included the following other significant items:

•prepayment penalties on extinguishment of FHLB term borrowings of $19.5 million;

•an impairment charge of $13.3 million, related to losses on the sale of several financial centers and the early termination of certain operating leases pursuant to our real estate consolidation strategy;
•net gain on sale of securities of $9.4 million; and
•amortization of non-compete agreements and acquired customer list intangible assets of $686 thousand.

Excluding the impact of these items for 2020, adjusted net income available to common stockholders (non-GAAP) was $234.1 million, and adjusted diluted earnings per share available to common stockholders (non-GAAP) was $1.20. Note that for purposes of calculating our adjusted net income available to common stockholders (non-GAAP) we used our estimated annual effective tax rate before discrete items of 13.5%.

Results for 2019 included the following significant items:

•gain of $11.8 million on termination of the defined benefit pension plan assumed in the Astoria Merger;
•gain on sale of residential mortgage loans of $8.3 million;
•an impairment charge of $14.4 million to write-off leasehold improvements, land and buildings, and the early termination of several leases pursuant to our real estate consolidation strategy;
•charges for asset write-downs, systems integration costs, retention and severance expenses associated with the Santander Portfolio Acquisition and Woodforest Portfolio Acquisition of $8.5 million;
•net loss on sale of securities of $6.9 million;
•amortization of non-compete agreements and acquired customer list intangible assets of $840 thousand; and
•gain on extinguishment of senior notes of $46 thousand.

Excluding the impact of these items for 2019, adjusted net income available to common stockholders (non-GAAP) was $426.9 million, and adjusted diluted earnings per share available to common stockholders (non-GAAP) was $2.07 for 2019.

Please refer to Item 6. “Selected Financial Data” for a reconciliation of the non-GAAP financial measures highlighted above.

Details of the changes in the various components of net income available to common stockholders are further discussed below.

Net Interest Income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities which are used to fund those assets, such as deposits and borrowings. Net interest income is our largest source of revenue, representing 86.5% and 87.5% of total revenue in 2020 and 2019, respectively. Net interest margin is the ratio of taxable equivalent net interest income to average interest-earning assets for the period.

Our net interest income and net interest margin are impacted by various factors including the volume and mix of interest earning assets and interest bearing liabilities, changes in the levels of interest rates, re-pricing frequencies, contractual maturities and loan repayment behavior. A flattening of the interest rate yield curve, where the spread between short-term rates and long-term rates narrows, makes holding longer-term and fixed rate interest earning assets less profitable as the relative cost to fund those assets with shorter-term deposits and borrowings increases, reducing our net interest margin and therefore our net interest income.

The ratio of interest earning assets to interest bearing liabilities was 133.8% and 128.6% for the years ended December 31, 2020 and 2019, respectively.

The following table sets forth our average balance sheet balances by category, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of purchase accounting adjustments, deferred fees and discounts and premiums that are amortized or accreted to interest income or expense.

	For the year ended December 31,
	2020			2019			2018
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
C&I and commercial finance loans (1)	$8,770,342	$340,185	3.88%	$7,309,743	$379,030	5.19%	$5,774,201	$303,167	5.25%
CRE(2)	10,301,317	426,803	4.14	9,663,241	471,360	4.88	9,168,026	430,743	4.70
ADC (3)	585,942	24,700	4.22	360,063	20,543	5.71	261,918	15,593	5.95
Total commercial loans (4)	19,657,601	791,688	4.03	17,333,047	870,933	5.02	15,204,145	749,503	4.93
Consumer loans	213,747	9,226	4.32	270,039	15,199	5.63	336,711	18,967	5.63
Residential mortgage loans	1,927,373	81,960	4.25	2,805,480	143,237	5.11	4,649,774	238,026	5.12
Total loans, net (5)	21,798,721	882,874	4.05	20,408,566	1,029,369	5.04	20,190,630	1,006,496	4.98
Securities taxable	2,485,143	73,786	2.97	3,342,559	94,823	2.84	4,114,555	115,971	2.82
Securities tax exempt	2,069,635	63,195	3.05	2,333,999	70,636	3.03	2,589,470	77,293	2.98
Interest earning deposits	425,030	2,237	0.53	375,431	7,020	1.87	291,936	3,712	1.27
FRB and FHLB Stock	198,455	5,200	2.62	298,703	15,526	5.20	342,036	21,232	6.21
Total securities and other earning assets	5,178,263	144,418	2.79	6,350,692	188,005	2.96	7,337,997	218,208	2.97
Total interest earnings assets	26,976,984	1,027,292	3.81	26,759,258	1,217,374	4.55	27,528,627	1,224,704	4.45
Non-interest earning assets	3,495,870			3,379,132			3,218,289
Total assets	$30,472,854			$30,138,390			$30,746,916
Interest bearing liabilities:
Demand deposits	$4,735,701	$19,725	0.42%	$4,297,038	$45,439	1.06%	$4,084,821	$31,757	0.78%
Savings deposits (6)	2,782,142	7,909	0.28	2,474,848	8,458	0.34	2,760,759	6,699	0.24
Money market deposits	8,154,050	44,249	0.54	7,583,750	88,929	1.17	7,505,005	61,532	0.82
Certificates of deposit	2,678,803	33,676	1.26	2,758,027	49,535	1.80	2,523,871	30,108	1.19
Total interest bearing deposits	18,350,696	105,559	0.58	17,113,663	192,361	1.12	16,874,456	130,096	0.77
Senior Notes	74,885	2,378	3.18	175,153	5,515	3.15	235,074	8,747	3.72
Other borrowings	1,261,845	18,937	1.52	3,329,612	75,843	2.29	4,542,652	92,572	2.05
Subordinated Notes - Bank	171,998	9,371	5.45	173,053	9,427	5.45	172,820	9,415	5.45
Subordinated Notes - Company	308,912	12,855	4.16	11,876	471	3.97	—	—	—
Total borrowings	1,817,640	43,541	2.40	3,689,694	91,256	2.47	4,950,546	110,974	2.24
Total interest bearing liabilities	20,168,336	149,100	0.74	20,803,357	283,617	1.36	21,825,002	241,070	1.10
Non-interest bearing deposits	5,069,062			4,276,992			4,108,881
Other non-interest bearing liabilities	711,988			594,436			468,937
Total liabilities	25,949,386			25,674,785			26,402,820
Stockholders’ equity	4,523,468			4,463,605			4,344,096
Total liabilities and stockholders’ equity	$30,472,854			$30,138,390			$30,746,916
Net interest rate spread (7)			3.07%			3.19%			3.34%
Net interest earning assets (8)	$6,808,648			$5,955,901			$5,703,625
Tax equivalent net interest margin		878,192	3.26%		933,757	3.49%		983,634	3.57%
Less tax equivalent adjustment		(13,271)			(14,834)			(16,231)
Net interest income		864,921			918,923			967,403
Accretion income on acquired loans		38,504			91,212			111,941
Tax equivalent net interest margin excluding accretion income on acquired loans		$839,688	3.11%		$842,545	3.15%		$871,693	3.17%
See legend on the following page.

(1)C&I and commercial finance loans includes traditional C&I loans and commercial finance loans, which are comprised of ABL, payroll finance, warehouse lending, factored receivables, equipment finance, and public sector finance loans.
(2)CRE loans include multi-family loans.
(3)ADC represents acquisition, development and construction loans.
(4)Commercial loans include all C&I and commercial finance, CRE and ADC loans.
(5)Includes the effect of net deferred loan origination fees and costs, accretion of net purchase accounting adjustments, prepayment fees and late charges and non-accrual loans.
(6)Includes interest bearing mortgage escrow balances.
(7)Net interest rate spread represents the difference between the tax equivalent yield on average interest earning assets and the cost of average interest bearing liabilities.
(8)Net interest earning assets represents total interest earning assets less total interest bearing liabilities.

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

	2020 vs. 2019			2019 vs. 2018
	Increase (Decrease) due to		Total Increase (Decrease)	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest earning assets:
Traditional C&I and commercial finance loans	$67,458	$(106,303)	$(38,845)	$79,381	$(3,518)	$75,863
CRE(1)	29,868	(74,425)	(44,557)	23,767	16,850	40,617
ADC	10,514	(6,357)	4,157	5,604	(654)	4,950
Total commercial loans	107,840	(187,085)	(79,245)	108,752	12,678	121,430
Consumer loans	(2,822)	(3,151)	(5,973)	(3,768)	—	(3,768)
Residential mortgage loans	(39,850)	(21,427)	(61,277)	(94,325)	(464)	(94,789)
Securities taxable	(25,226)	4,189	(21,037)	(21,964)	816	(21,148)
Securities tax exempt	(7,914)	473	(7,441)	(7,904)	1,246	(6,658)
Interest earning deposits	821	(5,604)	(4,783)	1,247	2,061	3,308
FRB and FHLB Stock	(4,167)	(6,159)	(10,326)	(2,497)	(3,208)	(5,705)
Total interest earning assets	28,682	(218,764)	(190,082)	(20,459)	13,129	(7,330)
Interest bearing liabilities:
Demand deposits	4,237	(29,951)	(25,714)	1,729	11,953	13,682
Savings deposits	1,000	(1,549)	(549)	(749)	2,508	1,759
Money market deposits	6,233	(50,913)	(44,680)	658	26,739	27,397
Certificates of deposit	(1,386)	(14,473)	(15,859)	2,977	16,450	19,427
Senior Notes	(3,189)	52	(3,137)	(2,019)	(1,213)	(3,232)
Other borrowings	(36,926)	(19,980)	(56,906)	(26,972)	10,003	(16,969)
Subordinated Notes - Bank	(56)	—	(56)	12	—	12
Subordinated Notes - Company	12,360	24	12,384	—	471	471
Total interest bearing liabilities	(17,727)	(116,790)	(134,517)	(24,364)	66,911	42,547
Change in tax equivalent net interest income	46,409	(101,974)	(55,565)	3,905	(53,782)	(49,877)
Less tax equivalent adjustment	(1,563)	—	(1,563)	(1,651)	252	(1,399)
Change in net interest income	$47,972	$(101,974)	$(54,002)	$5,556	$(54,034)	$(48,478)
(1) CRE loans include multi-family loans.

2020 compared to 2019
For the year ended December 31, 2020, tax equivalent net interest income decreased $55.6 million to $878.2 million compared to $933.8 million for the year ended December 31, 2019. The decrease in tax equivalent net interest income was mainly due to lower accretion income on acquired loans, which declined $52.7 million, to $38.5 million for 2020 compared to $91.2 million for 2019. In addition, interest rates across the interest yield curve were lower in 2020 compared to 2019.

The average volume of interest earning assets decreased $217.7 million, or 0.8%, for 2020 relative to 2019, which was mainly due to an accelerated pre-payment activity in our residential and multi-family loan portfolios and in our mortgage-backed securities portfolio, partially offset by growth in our commercial loan portfolio and the impact of loans made under the PPP. PPP loans are included with traditional C&I and commercial finance loans. PPP loans generated $10.3 million of interest income from an average balance of $357.3 million, a yield of 2.89%.

The tax equivalent net interest margin decreased to 3.26% for 2020 compared to 3.49% for 2019, mainly due to the decline in accretion income on acquired loans. Interest earning assets yielded 3.81% for 2020 compared to 4.55% for 2019, which was mainly due to declines in market rates of interest. The cost of interest bearing liabilities was 0.74% for the year ended December 31, 2020 compared to

1.36% for 2019. The decrease in the cost of interest bearing liabilities was mainly due to decreases in market rates of interest and the impact of pricing changes introduced in response to the low interest rate environment.

The average balance of commercial loans outstanding increased $2.3 billion, or 13.4%, during 2020, compared to 2019. The increase was the result of organic growth from our commercial banking teams, and the full year impact of the Woodforest Portfolio Acquisition and the Santander Portfolio Acquisition. Commercial loans represented 90.2% of total average loans during 2020, compared to 84.9% for 2019. The average yield on commercial loans was 4.03% in 2020, compared to 5.02% for 2019. Interest income from commercial loans declined $79.2 million in 2020, compared to 2019. The decrease in yield on commercial loans was due to a combination of factors including a decline of $32.7 million in accretion income on acquired commercial loans. In addition, a change in our portfolio mix, with an increase in lower yielding mortgage warehouse and public sector finance loans, had the effect of further reducing interest income.

The average balance of residential mortgage loans declined $878.1 million during 2020 compared to 2019. The decline was mainly due to continued high levels of repayments resulting from borrowers choosing to refinance in response to declining interest rates. The average yield on residential mortgage loans was 4.25% in 2020 compared to 5.11% in 2019. Accretion income on acquired residential mortgage loans was $8.9 million during 2020 compared to $29.0 million for 2019.

Total accretion income on acquired loans was $38.5 million for 2020 and contributed 18 basis points to the average yield on loans. Accretion income on acquired loans was $91.2 million for 2019 and contributed 45 basis points to the yield on loans.

Tax equivalent interest income on securities in 2020 decreased $28.5 million to $137.0 million, compared to $165.5 million in 2019. This was mainly due to a decrease of $1.1 billion in the average balance of securities, mainly due to elevated levels of repayment. The tax equivalent yield on securities was 3.01% in 2020 compared to 2.91% in 2019. The increase in tax equivalent yield on securities was primarily due to changes in the composition of the securities portfolio a result of elevated repayment activity in our lower yielding mortgage-backed securities portfolio and an increase in our holdings of higher yielding corporate securities. Municipal securities continue to be a large component of our securities portfolio. The proportion of tax exempt securities was 45.4% of average securities in 2020 compared to 41.1% in 2019.

Average interest earning deposits increased $49.6 million in 2020 compared to 2019, mainly due to an increase in our cash balances as a result of constrained loan demand caused by the pandemic and the timing of deposit inflows.

Income from FRB and FHLB stock declined $10.3 million in 2020 compared to 2019. This was due to the decline in the 10-year Treasury rate, which determines the dividends we receive on FRB stock, and a decline in the amount of FHLB stock held during the period, a result of lower borrowing in 2020 compared to 2019.

Average deposits increased $2.0 billion in 2020 to $23.4 billion compared to $21.4 billion in 2019. Average interest bearing deposits increased $1.2 billion to $18.4 billion during 2020, from $17.1 billion during 2019. Average non-interest bearing deposits increased $792.1 million to $5.1 billion in 2020 compared to $4.3 billion in 2019. The growth in average deposits was due to organic growth generated by our commercial banking teams coupled with higher cash balances held by many of our clients. We also saw growth in on-line deposits generated by Brio Direct, our on-line banking offering, and growth in wholesale deposits. The average cost of interest bearing deposits was 0.58% in 2020 compared to 1.12% in 2019. The decrease in the cost of deposits was primarily attributable to changes in market rates of interest and pricing changes implemented by us in response to same.

Average borrowings decreased $1.9 billion to $1.8 billion in 2020 compared to $3.7 billion in 2019. The decrease in average borrowings was a result of an increase in available deposits coupled with a decline in security volumes which allowed us to repay certain high cost borrowings. The average cost of borrowings was 2.40% for 2020 compared to 2.47% for 2019, reflecting the impact of lower interest rates, partially offset by a change in the composition of our total borrowings, with a greater proportion of our borrowings being comprised of longer term and more expensive senior notes and subordinated notes in 2020 compared to 2019. See additional disclosures regarding our borrowings in Note 9. “Borrowings, Senior Notes and Subordinated Notes” in the notes to consolidated financial statements.

For 2020, the cost of total funding declined 62 basis points relative to 2019, primarily as a result of declining market interest rates. We anticipate that additional repricing initiatives in 2021 will further reduce our cost of total funding liabilities in 2021.

Tax equivalent net interest margin excluding accretion income on acquired loans was 3.11% for the year ended December 31, 2020, compared to 3.15% for the year ended December 31, 2019.

2019 compared to 2018
For this discussion, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - 2019 compared to 2018” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 28, 2020.

Provision for Credit Losses - Loans. The provision for credit losses is determined by us as the amount to be added to the ACL - loans after net charge-offs have been deducted such that the ending ACL balance represents our best estimate of expected credit losses on portfolio loans. In 2020, following our adoption of the CECL Standard, provision for credit losses amounted to $252.4 million. In 2019, under the incurred loss model that was applied prior to the adoption of CECL, provision for loan losses was $46.0 million. The increase in provision for credit losses was mainly due to the adoption of the CECL Standard, which requires an estimate of life of loan losses and the impact of the COVID-19 pandemic. See the section captioned “Asset Quality Characteristics and Credit Costs - Provision for Credit Losses - Loans” elsewhere in this discussion for further analysis of the provision for credit losses.

Provision for Credit Losses - HTM Securities. The provision for credit losses - HTM securities for 2020 was $703 thousand. There was no provision for credit losses - HTM securities during 2019. The ACL - HTM securities is based on our estimate of loss given anticipated defaults due the deterioration in economic conditions caused by COVID-19. The models we utilize to estimate estimated cash flows and expected credit losses on HTM securities indicated the reserve of $1.5 million adequately covers all expected credit losses.

Non-interest Income. The components of non-interest income were as follows:

	For the year ended December 31,
	2020	2019	2018
Deposit fees and service charges	$23,903	$26,398	$26,830
Accounts receivable management / factoring commissions and other related fees	21,847	23,837	22,772
Loan commissions and fees	39,537	24,129	16,181
BOLI	20,292	20,670	15,651
Investment management fees	6,660	7,305	7,790
Net gain (loss) on sale of securities	9,428	(6,905)	(10,788)
Net gain on called securities	4,880	—	—
Net gain on termination of pension plan	—	11,817	—
Gain on sale of premises and equipment	—	—	11,800
Gain on sale of residential mortgage loans	—	8,313	—
Other	9,015	15,301	12,961
Total non-interest income	$135,562	$130,865	$103,197

Total non-interest income	$135,562	$130,865	$103,197
Net gain (loss) on sale of securities	9,428	(6,905)	(10,788)
Net gain on termination of pension plan	—	11,817	—
Net gain on sale of premises and equipment	—	—	11,800
Gain on sale of residential mortgage loans	—	8,313	—
Adjusted non-interest income - non-interest income net of items noted above	$126,134	$117,640	$102,185

As presented in Item 6. “Selected Financial Data - Non-GAAP Financial Measures,” in calculating our adjusted total revenues and adjusted net income, we eliminate net gain (loss) on sale of securities, net gain on termination of pension plan, gain on sale of premises and equipment, fixed assets and gain on sale of residential mortgage loans. Net gain (loss) on sale of securities is impacted significantly by changes in market interest rates and strategies we use to manage liquidity and interest rate risk. As a result, net gain (loss) on sale of securities is not part of our corporate budgeting or business planning process. In 2019, we recorded a one-time gain on the termination of the defined benefit pension plan we assumed in the Astoria Merger. As we continue our financial center consolidation strategy, we may sell real estate, which may result in gains or losses, which are also not a part of our recurring operating income. Lastly, we sold $1.4 billion of residential mortgage loans in 2019 that were acquired as part of the Astoria Merger and the gain on sale of these loans is not part of our recurring operating income.

Deposit fees and service charges were $23.9 million for 2020 compared to $26.4 million for 2019. The decrease was primarily due to our decision to waive certain deposit fees in the first half of 2020 in response to the pandemic, as well as consumer deposit attrition, largely related to the continued consolidation of our financial center network.

Accounts receivable management / factoring commissions and other related fees represents fees generated in our factoring and payroll finance businesses. In our factoring business, we receive a nonrefundable factoring fee, which is generally a percentage of the factored receivables or sales volume, which is designed to compensate us for the bookkeeping and collection services provided and, if applicable, the credit review of the client’s customer and the assumption of customer credit risk. In our payroll finance business, we provide outsourced support services for clients in the temporary staffing industry and generate fee income for providing full back-office, payroll, tax and accounting services. Fees in 2020 declined $2.0 million to $21.8 million, primarily as a result of reduced transactional volume as a result of the economic slowdown caused by the pandemic.

Loan commissions and fees include rental income from operating leases, fees on lines of credit, loan servicing and collateral monitoring fees, syndication fees, collateral monitoring fees, gain on sale of commercial loans, and other loan related fees that are not included in interest income. Loan commissions and fees were $39.5 million for 2020 compared to $24.1 million for 2019 an increase of $15.4 million. The increase was mainly due to an increase in rental income from operating leases which was $16.1 million in 2020 compared to $2.4 million in 2019, a result of our acquisition of the Santander Portfolio in November of 2019. Loan syndication fees were $5.4 million for 2020 compared to $4.0 million for 2019, reflecting our investment in growing our syndications team and increased transactional volumes from same. Loan commissions and fees in 2020 included gain on sale of PPP loans of $3.7 million. Residential loan servicing fees were $999 thousand in 2020 compared to $4.8 million for 2019. The decline was mainly due to a reduction in the number of residential loans serviced and an increase in amortization of our mortgage servicing asset to $3.9 million in 2020 compared to $1.2 million in 2019.

BOLI income mainly represents the change in the cash surrender value of life insurance policies owned by the Bank. BOLI income was $20.3 million for 2020 compared to $20.7 million for 2019. In 2019, we restructured $394.8 million of BOLI assets acquired in the Astoria Merger, which consisted mainly of diversifying the investment asset classes available under the program and had the effect of reducing associated fees and other charges and resulted in a gain on the restructuring of $4.8 million.

Investment management fees principally represent fees from the sale of mutual funds and annuities through our financial center personnel. These revenues were $6.7 million for 2020 compared to $7.3 million for 2019. The decrease in 2020 compared to 2019 was mainly due to lower transactional volumes as a result of continued consolidation of our financial center locations.

Net gain (loss) on sale of securities represents net gains or losses incurred on the sale of securities from our investment securities portfolio. We realized a net gain of $9.4 million for 2020 compared to a net loss of $6.9 million for 2019. In 2020, we sold securities in our HTM portfolio related to a single issuer that had demonstrated significant deterioration in credit quality since the date we acquired the securities. See Note 3. “Securities” in the notes to consolidated financial statements for additional information. In 2019, we sold $1.4 billion of available for sale securities, and used a portion of the proceeds to fund the Woodforest Portfolio Acquisition and to reduce wholesale deposits and borrowings.

Net gain on called securities for 2020 represents income earned on securities, mainly government agency securities, that were called by the issuer prior to their contractual maturity.

Net gain on termination of pension plan was $11.8 million for 2019. The gain was related to the termination of the defined benefit pension plan assumed as part of the Astoria Merger and was the result of strong returns on plan assets in 2019 and a better than expected outcome on the annuities purchase terms.

Gain on sale of residential mortgage loans represents the net gain of $8.3 million realized on the sale of residential mortgage loans held for sale in the first quarter of 2019. The sale was part of our strategy of decreasing our exposure to residential loans.

Other non-interest income principally includes loan swap fees, safe deposit box rentals, insurance commissions and foreign exchange fees. Other non-interest income was $9.0 million for 2020 compared to $15.3 million for 2019. The decrease in 2020 compared to 2019 was mainly due to a decline of $6.3 million in loan swap fees, which were $2.7 million in 2020 compared to $9.0 million for 2019. The decrease was mainly due to a decline in volume related to the pandemic and the impact of declines in interest rates during 2020.

Non-interest Expense. The components of non-interest expense were as follows:

	For the year ended December 31,
	2020	2019	2018
Compensation and employee benefits	$222,067	$215,766	$220,340
Stock-based compensation plans	23,010	19,473	12,984
Occupancy and office operations	59,358	64,363	68,536
Information technology	33,311	35,580	41,174
Professional fees	24,893	19,519	13,371
Amortization of intangible assets	16,800	19,181	23,646
FDIC insurance and regulatory assessments	13,041	12,660	20,493
OREO, net	1,719	622	1,650
Charge for asset write-downs, systems integration, severance and retention	—	8,477	4,396
Loss (gain) on extinguishment of borrowings	19,462	(46)	(172)
Impairment related to financial centers and real estate consolidation strategy	13,311	14,398	8,736
Other	65,457	53,844	43,216
Total non-interest expense	$492,429	$463,837	$458,370

Non-interest expense for 2020 increased $28.6 million compared to 2019. The increase between 2020 and 2019 was mainly due to prepayment penalties on extinguishment of borrowings and an increase in other expense, the result of depreciation on operating leases that were acquired in November 2019 as part of the Santander Portfolio transaction.

Compensation and employee benefits expense and FTEs are presented in the following table:

	Compensation expense	FTEs at period end
December 31, 2020	$222,067	1,460
December 31, 2019	215,766	1,639
December 31, 2018	220,340	1,907

Compensation expense for 2020 increased $6.3 million compared to 2019. The increase included $5.0 million of severance compensation, which was related to the reduction in FTEs between periods. The balance of the increase in compensation was mainly due to the hiring of commercial bankers, business development officers, information technology and risk management personnel, which was partially offset by a reduction in financial center personnel.

Stock-based compensation plans expense was $23.0 million for 2020 compared to $19.5 million for 2019. The increase for 2020 compared to 2019 was mainly due to an increase in the percentage of compensation paid to our executive management and senior personnel that is made up of stock-based compensation. This is designed to better align the interests of management and colleagues to those of our stockholders. For additional information related to our stock-based compensation, see Note 14. “Stock-Based Compensation” in the notes to consolidated financial statements.

Occupancy and office operations expense was $59.4 million for 2020, compared to $64.4 million in 2019. The decrease in occupancy and office operations expense in 2020 compared to 2019 was mainly due to continued efforts to consolidate our financial centers and back-office locations. We had 76 financial centers at December 31, 2020 compared to 82 financial centers at December 31, 2019. We will continue to consolidate financial centers and other locations consistent with our strategy of reducing our real estate footprint and controlling expenses.

Information technology expense mainly includes the cost of our deposit and loan servicing systems, software amortization and managed services. Information technology expense was $33.3 million for 2020 compared to $35.6 million for 2019. The decrease in 2020 was mainly due to a decline in data processing expense.

Professional fees expense mainly includes consulting fees, legal fees and audit and accounting fees. The increase in 2020 was mainly related to an increase in consulting fees related to our continued investment in digital banking solutions and automation initiatives.

Amortization of intangible assets expense mainly includes amortization of core deposit intangible assets, non-compete agreements and customer lists. Amortization of intangible assets was $16.8 million for 2020 compared to $19.2 million for 2019. The decrease between the periods was mainly due a decline in amortizable intangible assets.

FDIC insurance and regulatory assessments expense was $13.0 million for 2020 compared to $12.7 million for 2019. The increase in FDIC insurance and regulatory assessments between the periods was mainly due to an increase in assets covered by FDIC insurance.

OREO expense, net includes maintenance costs, taxes, insurance, write-downs (subsequent to any write-down at the time of foreclosure or transfer to OREO), and gains and losses from the disposition of OREO. OREO expense, net increased $1.1 million for 2020 compared to 2019 mainly due to a decrease in gains on sale, and an increase in write-down expense. The increase in write-downs was mainly related to a decline in value of three commercial OREO properties.

Charge for asset write-downs, systems integration, severance and retention expense were as follows:

	For the year ended December 31,
	2020	2019	2018
Property, leases and other asset write-downs	$—	$2,093	$1,450
Charge to restructure information technology systems	—	2,222	848
Banking systems integration	—	1,043	—
Severance and retention	—	3,119	2,098
Total	$—	$8,477	$4,396

Charge for asset write-downs, systems integration, severance and retention for 2019 included a charge of $3.3 million related to the Woodforest Portfolio Acquisition and a charge of $5.1 million related to the Santander Bank Portfolio Acquisition.

Loss (gain) on extinguishment of borrowings was a loss of $19.5 million in 2020, compared to a gain $46 thousand in 2019. The loss in 2020 was a result of the early prepayment of $1.4 billion of FHLB borrowings. The gain in 2019 was a result of the repurchase of $7.0 million principal amount of the 3.50% Senior Notes that matured in June 2020.

Impairment related to the disposition of financial centers pursuant to our real estate consolidation strategy was $13.3 million in 2020 compared to $14.4 million in 2019. The charge in 2020 included loss on sale of financial centers and the early termination of leases. The charge in 2019 included a write-off of leasehold improvements, land and buildings, and the early termination of several long-term leases.

Other non-interest expense was $65.5 million for 2020 compared to $53.8 million for 2019. Other non-interest expense mainly includes depreciation expense on operating leases, advertising and promotion, communications, residential mortgage loan servicing, insurance and surety bond premium, commercial loan servicing, and operational losses. Additional details regarding these expenses is included in Note 16. “Non-Interest Income, Other Non-interest Expense, Other Assets and Other Liabilities” in the notes to consolidated financial statements. In 2020, depreciation on operating leases increased $12.9 million related to lease assets acquired in connection with the Santander Portfolio Acquisition in November 2019.

Income Taxes were $29.9 million for 2020 compared to $112.9 million for 2019, which represented an effective income tax rate of 11.7% for 2020, and 20.9% for 2019. In 2020, we recorded estimated income tax expense at 13.5%, which was lower than our effective tax rate for 2019 mainly due to the material increase in our provision for credit losses expense, a result of both the adoption of CECL and the impact of the pandemic, as well as an increase in 2020 in the proportion of tax exempt income from loans, securities, BOLI and affordable housing investments. Our actual income tax rate in 2020 was lower than our estimated income tax rate due to the impact of discrete items. We elected accelerated depreciation for leases acquired in the Santander Portfolio Acquisition, which resulted in a net operating loss for 2019. Under the CARES Act, we determined we were eligible to carry back the net operating loss to offset taxable income reported in 2014 and 2016. As a result, in 2020 we recorded an income tax benefit of $18.0 million. We also recorded an accrual for uncertain tax positions of $7.0 million, discussed further in Note 12. “Income Taxes” in the notes to consolidated financial statements.

The 20.9% rate for 2019 was based on an estimated effective tax rate of 21.0%, which approximated the federal statutory rate. For more information, see Note 12. “Income Taxes” and Note 13. “Investments in Low Income Housing Tax Credits” in the notes to consolidated financial statements.

Sources and Uses of Funds
The following table illustrates the mix of our funding sources and the assets in which those funds are invested as a percentage of our total average assets for the period indicated. Average assets totaled $30.5 billion in 2020 compared to $30.1 billion in 2019.

	For the year ended December 31,
	2020	2019	2018
Sources of Funds:
Non-interest bearing deposits	16.6%	14.2%	13.4%
Interest bearing deposits	60.2	56.8	54.8
FHLB and other borrowings	4.1	11.0	14.8
Subordinated Notes	1.6	0.6	0.6
Senior Notes	0.3	0.6	0.8
Other non-interest bearing liabilities	2.3	2.0	1.5
Stockholders’ equity	14.9	14.8	14.1
Total	100.0%	100.0%	100.0%

Uses of Funds:
Loans	71.5%	67.8%	65.7%
Securities	14.9	18.8	21.8
Interest earning deposits	1.4	1.2	0.9
FRB and FHLB stock	0.7	1.0	1.1
Other non-interest earning assets	11.5	11.2	10.5
Total	100.0%	100.0%	100.0%

General. Deposits, borrowings, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations are our primary sources of funds for use in lending, investing and for other general corporate purposes. Non-interest bearing deposits and low cost interest bearing deposits increased to 76.8% of our funding in 2020 compared to 71.0% in 2019. Growing and maintaining these deposits through our commercial banking teams, financial centers and other deposit gathering sources is key to our growth strategy.

Average deposits were $23.4 billion for 2020 compared to $21.4 billion for 2019. The growth in average deposits was primarily due to organic growth generated by our commercial banking teams, deposits generated by our on-line banking offering and wholesale deposits. As of December 31, 2020, approximately 50% of our deposits consisted of consumer deposits and 50% were commercial deposits, including municipal deposits.

Average loans were $21.8 billion for 2020 compared to $20.4 billion for 2019. The growth in average loan balances in 2020 was mainly due to organic growth generated by our commercial banking teams and the impact of the Woodforest Portfolio Acquisition and Santander Portfolio Acquisition. Average loans represented 80.8% and 76.3% of average earning assets for 2020 and 2019, respectively. Average loans represented 93.1% and 95.4% of average deposits for 2020 and 2019, respectively.

Average securities were $4.6 billion for 2020 compared to $5.7 billion for 2019. As shown in the table above, average securities represented 14.9% and 18.8% of average assets for 2020 and 2019, respectively. Against the context of declining interest rate and compressing yield environment, and with year over year growth in commercial loans, we sold certain investment securities to create a more optimal balance sheet mix. We increased our exposure to tax exempt securities which offered more attractive risk adjusted returns, with average tax exempt securities representing 45.4% of our securities portfolio in 2020 compared to 41.1% in 2019. Taxable securities make up the remainder of the portfolio and primarily consist of mortgage-backed securities, corporate securities and government agency securities.

Portfolio Loans
The following table sets forth the composition of our portfolio loans, which excludes loans held for sale, by type of loan at the periods indicated.

	December 31,
	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial:
C&I:
Traditional C&I	$2,920,205	13.4%	$2,355,031	11.0%	$2,396,182	12.5%	$1,979,448	9.9%	$1,404,774	14.7%
ABL	803,004	3.7	1,082,618	5.0	792,935	4.1	797,570	4.0	741,942	7.8
Payroll finance	159,237	0.7	226,866	1.1	227,452	1.2	268,609	1.3	255,549	2.7
Warehouse lending	1,953,677	8.9	1,330,884	6.2	782,646	4.1	723,335	3.6	616,946	6.5
Factored receivables	220,217	1.0	223,638	1.0	258,383	1.3	220,551	1.1	214,242	2.2
Equipment finance	1,531,109	7.0	1,800,564	8.4	1,215,042	6.3	679,541	3.4	589,315	6.2
Public sector finance	1,572,819	7.2	1,213,118	5.7	860,746	4.5	637,767	3.2	349,182	3.7
Total C&I	9,160,268	41.9	8,232,719	38.4	6,533,386	34.0	5,306,821	26.5	4,171,950	43.8
Commercial mortgage:
CRE	5,831,990	26.7	5,418,648	25.3	4,642,417	24.1	4,138,864	20.7	3,162,942	33.2
Multi-family	4,406,660	20.2	4,876,870	22.7	4,764,124	24.8	4,859,555	24.3	981,076	10.3
ADC	642,943	2.9	467,331	2.2	267,754	1.4	282,792	1.4	230,086	2.4
Total commercial mortgage	10,881,593	49.8	10,762,849	50.2	9,674,295	50.3	9,281,211	46.4	4,374,104	45.9
Total commercial	20,041,861	91.7	18,995,568	88.6	16,207,681	84.3	14,588,032	72.9	8,546,054	89.7
Residential mortgage	1,616,641	7.4	2,210,112	10.3	2,705,226	14.1	5,054,732	25.3	697,108	7.3
Consumer	189,907	0.9	234,532	1.1	305,623	1.6	366,219	1.8	284,068	3.0
Total loans	21,848,409	100.0%	21,440,212	100.0%	19,218,530	100.0%	20,008,983	100.0%	9,527,230	100.0%
ACL - loans(1)	(326,100)		(106,238)		(95,677)		(77,907)		(63,622)
Total portfolio loans, net	$21,522,309		$21,333,974		$19,122,853		$19,931,076		$9,463,608

(1) ACL - loans is applicable to 2020 only. In prior years, the allowance for loan losses was calculated under the former loss incurred model.

Overview. Total portfolio loans, net increased $188.3 million to $21.5 billion at December 31, 2020 compared to $21.3 billion at December 31, 2019. Total commercial loans increased $1.0 billion in 2020 driven by organic growth generated by our commercial banking teams. Residential mortgage and consumer loans decreased in 2020 as a result of more elevated levels of repayments. At December 31, 2020, 91.7% of our portfolio loans were commercial loans, compared to 88.6% at December 31, 2019.

General. Our commercial banking teams focus on the origination of C&I loans and commercial real estate loans including multi-family mortgages. We also originate residential mortgage loans and consumer loans, such as home equity lines of credit, homeowner loans and personal loans.

Loan Approval/Authority and Underwriting. The Board established the CRC, a sub-committee of our Enterprise Risk Committee, to oversee the lending functions of the Bank. The CRC oversees the performance of the Bank’s loan portfolio and its various components and assists in the development of strategic initiatives to enhance portfolio performance.

The SCC consists of senior management and senior credit personnel. The SCC is authorized to approve all loans within the legal lending limit of the Bank. The SCC may also authorize lending authority to individual Bank officers for both single and dual initial approval authority. Other than overdrafts, the only single initial lending authority is for credit scored small business loans up to $350 thousand and an individually underwritten loan up to $500 thousand.

We have established a risk rating system for all of our commercial loans other than our small business loans, which are subject to a separate scoring process. The risk rating system assesses a variety of factors to rank the risk of default and risk of loss associated with the loan. These ratings are assigned by commercial credit personnel and approved by credit personnel who do not have responsibility for loan originations. We determine our maximum single relationship exposure limits based on the rating of the individual loans and the relative risk associated with the borrower’s overall credit profile.

Underwriting of a commercial loan is based on our assessment of the ability of the principal to make repayments in accordance with the proposed terms, as well as an overall assessment of the risks involved. We typically require a personal guarantee from the principal, with exceptions primarily related to certain factored receivables that the Bank accepts on a non-recourse basis, and loans made to entities that publicly owned and entities that are not-for-profit. In addition to an evaluation of the financial statements of the principal, we supplement our assessment of the principal’s creditworthiness based on a review of credit agency reports, we analyze the adequacy of the primary and secondary sources of repayment to be relied upon, and we assess the value and marketability of any collateral that is being used to secure a transaction.

In connection with our residential mortgage and CRE loans, we generally require property appraisals to be performed by approved independent appraisers with subsequent review by appropriate loan underwriting areas. We also require title insurance, hazard insurance and, if indicated, flood insurance on property securing mortgage loans. Title insurance is not required for consumer loans under $250 thousand, such as home equity lines of credit.

Large Credit Relationships. In the ordinary course of business, we originate and maintain large credit relationships with numerous commercial customers. For these purposes, credit relationships, including purchased credit relationships, are considered large credit relationships when commitments equal $15.0 million, prior to any portion being sold. In addition to the Company’s normal policies and procedures related to the origination of large credits, the SCC must approve all new and renewed credit facilities which are part of a large credit relationship. The SCC meets regularly, reviews large credit relationship activity and discusses the current loan pipeline, among other things. The following table provides additional information on outstanding large credit relationships:

	Number of Relationships	Period end balances		Outstanding as a % of total portfolio loans	Average loan balances
		Committed	Outstanding		Committed	Outstanding
Committed amount at:
December 31, 2020
$35.0 million and greater	132	$8,699,687	$5,498,870	25.2%	$65,907	$41,658
$25.0 million to $34.9 million	81	2,359,985	1,673,735	7.7%	29,136	20,663
$15.0 million to $24.9 million	179	3,429,204	2,382,099	10.9%	19,158	13,308

December 31, 2019
$35.0 million and greater	110	$7,261,909	$4,679,958	21.8%	$66,017	$42,545
$25.0 million to $34.9 million	77	2,260,446	1,530,921	7.1%	29,356	19,882
$15.0 million to $24.9 million	185	3,542,306	2,533,229	11.8%	19,148	13,693

As part of our determination and review of the ACL - loans, we evaluate concentration risk and measure the amount of loan relationships in our portfolio with committed amounts over $15.0 million.

Industry Concentrations. As of December 31, 2020 and 2019, no single industry, as segregated by North American Industry Classification System (“NAICS code”) accounted for more than 10% of total loans. The NAICS code is a federally designed standard industrial numbering system used to categorize loans based on the borrower’s type of business. The majority of the Bank’s loans are to borrowers located in the greater New York metropolitan region. Several of our commercial loan offerings have a national footprint. The Bank has no foreign loans.

Traditional C&I Lending. We make various types of secured and unsecured C&I loans to small and medium-sized businesses in our market area, including loans collateralized by assets, such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and other assets. The terms of these loans generally range from less than one year to seven years. The loans are either structured on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index. C&I loans increased by $565.2 million, or 24.0%, in 2020 and amounted to $2.9 billion at December 31, 2020 compared to $2.4 billion at December 31, 2019. The increase in in the ending balance of C&I loans in 2020 included $141.3 million of PPP loans.

The Bank provides ABL loans to businesses on a national basis. ABL loans are secured with a blanket lien over accounts receivable, inventory, machinery and equipment or real estate. The terms of these loans are generally, one to five years. The loans carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index. ABL loans were $803.0 million at

December 31, 2020 compared to $1.1 billion at December 31, 2019. The decrease in the ending balance of ABL loans was mainly due to accelerated repayments and a decline in borrower demand as a result of reduced economic activity.

Payroll Finance Lending. We provide financing and business process outsourcing, including full back-office, technology and tax accounting services, to temporary staffing companies nationwide. Loans are typically used by our clients to fund their employee payroll and are outstanding on average for 40 to 45 days. Payroll finance loans outstanding at December 31, 2020 amounted to $159.2 million compared to $226.9 million at December 31, 2019. At December 31, 2020 and 2019, approximately one-third of the outstanding balances were comprised of loans in which we provide financing only, and two-thirds were loans in which the Bank provides financing and full back-office services. The decrease in the ending outstanding balance was a result of reduced economic activity caused by the pandemic.

Warehouse Lending. We provide residential mortgage warehouse funding facilities to non-bank mortgage origination companies. These loans consist of a line of credit used as temporary financing during the period between the closing of a mortgage loan until its sale into the secondary market, which on average, occurs within 20 days of closing. We provide warehouse lines generally ranging from $15.0 million to $250.0 million. The warehouse lines are collateralized by high quality first mortgage loans, which include mainly Agency (Fannie Mae and Freddie Mac), government (FHA and VA), and non-agency (Jumbo) mortgage loans. The balance of warehouse lending loans outstanding at December 31, 2020 amounted to $2.0 billion compared to $1.3 billion at December 31, 2019. Warehouse lending balances fluctuate materially over the course of each month and over the year. We saw an increase in warehouse lending balances in 2020 as a result of an increase in the level of mortgage loan refinancing activity, a factor of the decline in market rates of interest.

Factored Receivables Lending. We provide accounts receivable management services. The purchase of a client’s accounts receivable is traditionally known as “factoring” and results in payment by the client of a factoring fee, which is generally a percentage of the factored receivables or sales volume, and is designed to compensate us for the bookkeeping and collection services provided and, if applicable, our credit review of the client’s customer and the assumption of credit risk related to that end customer. When we “Factor” (i.e., purchases) an account receivable from a client, we record the receivable as an asset (included in “Portfolio loans”), record a liability for the funds due to the client (included in “Other liabilities”) and credit to non-interest income the factoring fee (included in “Accounts receivable management/factoring commissions and other fees”). We may also advance funds to our clients prior to the collection of receivables, charging interest on such advances (in addition to any factoring fees). At December 31, 2020, factored receivables balances were $220.2 million compared to $223.6 million at December 31, 2019.

Equipment Finance Lending. We offer equipment financing nationally through direct lending programs, third-party sources and vendor programs. In 2019, we completed the Santander Portfolio Acquisition, which included a geographically diverse portfolio of loans and leases collateralized by equipment and vehicles, and the Woodforest Portfolio Acquisition, which included loans collateralized by transportation, construction, industrial and other assets. At December 31, 2020, equipment finance loans were $1.5 billion compared to $1.8 billion at December 31, 2019, a decrease of $269.5 million. During 2020, in two transactions, we sold $201.4 million of small business commercial transportation loans, which did not meet our risk-adjusted return requirements.The balance of the decline was mainly due to repayments and a decline in economic activity. Our equipment finance lending mainly includes full payout term loans and secured loans for various types of business equipment, with terms generally ranging from two to five years. As of December 31, 2020, we had exposure to residual values on equipment financed under leases of $85.0 million.

Public Sector Finance. We originate loans to state, municipal and local government entities on a national basis. At December 31, 2020, outstanding balances were $1.6 billion, which represented an increase of $359.7 million, or 29.7%, compared to December 31, 2019. The increase was mainly due to new loans to local municipalities to fund investments in infrastructure and other projects. Public sector finance loans are either secured by equipment or are obligations that are backed by the ability to levy taxes, or collect essential service user fees, either generally or associated with a specific project. All loans in this portfolio are fixed rate and fully amortizing and the majority are tax exempt. Public sector finance loans have terms at origination of three to 20 years, with a weighted average term of 15.3 years and a weighted average expected duration of 7.23 years at December 31, 2020.

CRE and Multi-Family Lending. At December 31, 2020, CRE loans were $5.8 billion compared to $5.4 billion at December 31, 2019. Multi-family loans were $4.4 billion at December 31, 2020 compared to $4.9 billion at December 31, 2019 and the decline was mainly due to elevated repayments. We are not actively originating multi-family loans other than to clients with whom we have a full banking relationship.

We originate CRE loans secured predominantly by first liens on CRE and multi-family properties. The underlying collateral of our CRE and multi-family loans consists of multi-family properties, office buildings, retail properties (including shopping centers and strip malls), co-ops, nursing homes, hotels, motels or restaurants, warehouses, schools and industrial complexes. To a lesser extent, we originate CRE loans for recreation, medical use, land, gas stations, not for profit and other categories. We may, from time to time, purchase CRE loan participations. Substantially all of our CRE loans are secured by properties located in our primary market area.

The majority of our originated CRE and multi-family loans have terms that range from five to ten years and are structured as (i) five-year fixed rate loans with a rate adjustment for the second five-year period; or (ii) as ten-year fixed-rate loans. Amortization on these loans is typically based on 20- to 25-year terms with balloon maturities generally in five or ten years. Interest rates on CRE and multi-family loans generally range from 200 basis points to 300 basis points above a reference index.

In response to the pandemic and the resultant deterioration in economic conditions in our primary market area we have strengthened our underwriting criteria. For CRE and multi-family loans, we generally lend up to 75% of the appraised value. Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed CRE or multi-family loan, we primarily assess the ratio of the projected net cash flow to the debt service requirement (and generally target a minimum ratio between 120% and 135%.) Net cash flow is computed after deductions for an assumed vacancy factor and estimated property expenses.

CRE and multi-family loans may involve significant loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and may be negatively impacted by adverse conditions in the real estate market or the economy more generally. For CRE and multi-family loans in which the borrower is a significant tenant, repayment experience also depends on the successful operation of the borrower’s underlying business.
ADC Lending. We originate construction loans to well qualified borrowers in our primary market area and in connection with our affordable housing tax credit investments nationally. At December 31, 2020, ADC loans were $642.9 million compared to $467.3 million at December 31, 2019. The majority of the growth in ADC loans was related to construction loans related to our affordable housing tax credit investments, in which the construction loan is converted to a combination of long-term debt and equity financing once construction milestones are achieved. Except in cases of owner occupied construction loans, repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. We provide permanent mortgage financing on most of our construction loans on income-producing property. Collateral coverage is maintained and overall risk is mitigated by restricting the number of model or speculative units in each project.

ADC lending exposes us to greater credit risk than permanent mortgage financing. The repayment of ADC loans generally depends on the sale of the property to third parties or the availability of permanent financing upon completion of all improvements.

Residential Mortgage Lending. Residential mortgage loans held declined $593.5 million to $1.6 billion at December 31, 2020 compared to $2.2 billion at December 31, 2019. The decline was mainly due to repayments and was also impacted by the sale of $53.2 million of non-performing residential mortgage loans in the third quarter of 2020. Residential mortgage loans represented 7.4% of our total portfolio loans at December 31, 2020 compared to 10.3% at December 31, 2019.

The Bank currently originates residential mortgage loans in the Greater New York metropolitan area. Previously, the Bank operated a residential mortgage banking and brokerage business through loan production offices and our financial centers. In order to mitigate interest rate risk, we sold the majority of our conforming fixed rate residential mortgage loans in the secondary market.

Our portfolio includes conforming and non-conforming, fixed-rate ARM loans with maturities up to 30 years and maximum loan amounts generally up to $4.0 million, that are fully amortizing with monthly or bi-weekly loan payments. ARM loan products are secured by residential properties with rates that are fixed for a period ranging from six months to ten years. After the initial term, if the loan is not already refinanced, the interest rate on these loans generally resets every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the FRB and subject to certain periodic and lifetime limitations on interest rate changes. Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate loans. ARM loans generally pose different credit risks than fixed-rate loans, primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default.

In connection with the Astoria Merger, we acquired residential mortgage loans originated in 2010 or earlier that are interest-only ARM loans with terms of up to forty years, which have an initial fixed rate for five or seven years and convert into one year interest-only ARM loans at the end of the initial fixed rate period. Interest-only ARM loans require the borrower to pay interest only during the first ten years of the loan term. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term, which typically results in a material increase in the borrower’s monthly payments. At December 31, 2020, our residential mortgage loan portfolio had $599.5 million of loans originated as interest-only ARM loans, and substantially all of these had already converted to their amortization period.

We require title insurance on all of our residential mortgage loans, and also require that borrowers maintain fire and extended coverage or all risk casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the loan balance or the replacement cost of the improvements, but, in any event, in an amount calculated to avoid the effect of any coinsurance clause. Residential mortgage loans generally are required to have a mortgage escrow account from which disbursements are made for real estate taxes and for hazard and flood insurance.

As of December 31, 2020, residential mortgage loans serviced for others, which are not recorded on the consolidated balance sheets, excluding loan participations, totaled approximately $877.9 million, compared to $1.0 billion at December 31, 2019. The decrease was due to an increase in the level of repayments. We do not expect that we will acquire or retain additional servicing assets in 2021.

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

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2020. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in less than one year. Weighted average rates are computed based on the rate of the loan at December 31, 2020.

	Less than one year		One to five years		Over five years		Total
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Commercial loans:
Traditional C&I	$935,650	3.48%	$1,575,557	3.53%	$408,998	3.91%	$2,920,205	3.56%
ABL	803,004	4.71	—	—	—	—	803,004	4.71
Payroll finance	159,237	4.10	—	—	—	—	159,237	4.10
Warehouse lending	1,953,677	1.96	—	—	—	—	1,953,677	1.96
Factored receivables	220,217	3.67	—	—	—	—	220,217	3.67
Equipment finance	135,765	3.88	1,123,905	3.78	271,439	3.76	1,531,109	3.78
Public sector finance	7,810	3.00	33,915	2.26	1,531,094	3.02	1,572,819	3.00
Total C&I	4,215,360	3.05	2,733,377	3.62	2,211,531	3.27	9,160,268	3.28
Commercial mortgage:
CRE	900,016	3.99	3,119,924	3.77	1,812,050	3.76	5,831,990	3.80
Multi-family	369,534	3.53	1,890,862	3.58	2,146,264	3.60	4,406,660	3.58
ADC	451,841	3.55	132,533	3.60	58,569	3.14	642,943	3.52
Total commercial mortgage	1,721,391	3.78	5,143,319	3.69	4,016,883	3.67	10,881,593	3.70
Residential mortgage	2,186	5.71	12,067	4.56	1,602,388	3.48	1,616,641	3.49
Consumer	1,369	5.02	3,781	5.72	184,757	3.87	189,907	3.91
Total loans	$5,940,306	3.26%	$7,892,544	3.67%	$8,015,559	3.53%	$21,848,409	3.51%

The following table sets forth the composition of fixed-rate and adjustable-rate loans at December 31, 2020 that are contractually due after December 31, 2021:

	Fixed	Adjustable	Total
Traditional C&I	$594,104	$1,390,451	$1,984,555
Equipment finance	1,346,439	48,905	1,395,344
Public sector finance	1,565,009	—	1,565,009
CRE	2,525,212	2,406,762	4,931,974
Multi-family	2,398,043	1,639,083	4,037,126
ADC	57,218	133,884	191,102
Residential mortgage	250,398	1,364,057	1,614,455
Consumer	11,726	176,812	188,538
Total loans	$8,748,149	$7,159,954	$15,908,103

All ABL, payroll finance, warehouse lending and factored receivables are contractually due within 12 months and are mainly adjustable rate.

Asset Quality Characteristics and Credit Costs
Loan Portfolio Delinquencies. The following table sets forth certain information on our loan portfolio delinquencies at the dates indicated:

	Loans delinquent for
	30-89 Days		90 days or more still accruing & non-accrual		Total
	Number	Amount	Number	Amount	Number	Amount
At December 31, 2020
Traditional C&I	10	$1,168	58	$19,317	68	$20,485
ABL	—	—	3	5,255	3	5,255
Payroll finance	—	—	1	2,300	1	2,300
Equipment finance	69	34,016	202	30,636	271	64,652
CRE	7	17,229	66	46,127	73	63,356
Multi-family	2	11,546	13	4,485	15	16,031
ADC	—	—	1	30,000	1	30,000
Residential mortgage	33	7,911	61	18,661	94	26,572
Consumer	23	1,042	98	10,278	121	11,320
Total	144	$72,912	503	$167,059	647	$239,971
At December 31, 2019
Traditional C&I	12	$3,036	71	$27,258	83	$30,294
ABL	—	—	4	4,966	4	4,966
Payroll finance	—	—	3	9,396	3	9,396
Equipment finance	352	27,742	511	33,050	863	60,792
CRE	5	952	53	26,213	58	27,165
Multi-family	5	1,091	10	3,400	15	4,491
ADC	1	71	1	434	2	505
Residential mortgage	62	17,997	218	62,275	280	80,272
Consumer	44	1,991	113	12,169	157	14,160
Total	481	$52,880	984	$179,161	1,465	$232,041
At December 31, 2018
Traditional C&I	34	$17,247	67	$42,298	101	$59,545
ABL	—	—	3	3,281	3	3,281
Payroll finance	—	—	3	881	3	881
Equipment finance	200	34,710	320	12,417	520	47,127
CRE	5	8,431	53	34,266	58	42,697
Multi-family	4	2,750	9	2,681	13	5,431
ADC	1	230	1	434	2	664
Residential mortgage	91	28,078	225	62,245	316	90,323
Consumer	78	5,755	109	10,319	187	16,074
Total	413	$97,201	790	$168,822	1,203	$266,023
At December 31, 2017
Traditional C&I	18	$1,419	70	$37,642	88	$39,061
Equipment finance	18	4,359	27	8,099	45	12,458
CRE	4	12,534	49	22,157	53	34,691
Multi-family	8	1,429	18	4,449	26	5,878
ADC	—	—	7	4,205	7	4,205
Residential mortgage	104	28,454	349	100,282	453	128,736
Consumer	84	5,338	108	10,379	192	15,717
Total	236	$53,533	628	$187,213	864	$240,746
At December 31, 2016
Traditional C&I	27	1,652	51	26,941	78	28,593
Payroll finance	1	14	6	820	7	834
Factored receivables	—	—	4	618	4	618
Equipment finance	20	3,234	20	2,246	40	5,480
CRE	3	967	48	21,414	51	22,381
Multi-family	—	—	1	71	1	71
ADC	—	—	6	5,269	6	5,269
Residential mortgage	33	6,460	81	14,898	114	21,358
Consumer	41	2,773	89	6,576	130	9,349
Total	125	$15,100	306	$78,853	431	$93,953

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

	December 31,
	2020	2019	2018	2017	2016
Non-accrual loans:
Traditional C&I	$19,223	$27,148	$42,298	$37,642	$26,386
ABL	5,255	4,966	3,281	—	—
Payroll finance	2,300	9,396	881	—	199
Factored receivables	—	—	—	—	618
Equipment finance	30,634	33,050	12,221	8,099	2,246
CRE	46,053	26,213	33,012	21,720	21,008
Multi-family	4,485	3,400	2,681	4,449	71
ADC	30,000	434	—	4,205	5,269
Residential mortgage	18,661	62,275	61,981	99,958	14,790
Consumer	10,278	12,169	10,045	10,284	6,576
Total non-accrual loans	166,889	179,051	166,400	186,357	77,163
Accruing loans past due 90 days or more	170	110	2,422	856	1,690
Total non-performing loans	167,059	179,161	168,822	187,213	78,853
OREO	5,347	12,189	19,377	27,095	13,619
Total non-performing assets	$172,406	$191,350	$188,199	$214,308	$92,472
TDRs accruing and not included above	$37,492	$49,807	$35,288	$13,564	$11,285
Ratios:
NPLs to total loans	0.76%	0.84%	0.88%	0.94%	0.83%
NPAs to total assets	0.58	0.63	0.60	0.17	0.65

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

At December 31, 2020, our non-accrual loans totaled $166.9 million and there were $170 thousand of loans 90 days past due and still accruing interest. Such loans were considered well secured and in the process of collection. At December 31, 2019, we had non-accrual loans of $179.1 million, and we had $110 thousand of loans 90 days past due and still accruing interest.

NPLs decreased $12.1 million at December 31, 2020 to $167.1 million compared to $179.2 million at December 31, 2019. The decrease was mainly due to the sale of $53.2 million of residential mortgage NPLs in the third quarter of 2020. Other factors that impacted the change in NPLs included net charge-offs taken in 2020. These declines were partially offset by increases in CRE and ADC that are in the retail, industrial and hotel sector and had requested two or more CARES Act deferrals of principal and interest.

TDR. We have formally modified loans made to certain borrowers. If the terms of the modification include a concession, as defined by GAAP, to a borrower that was experiencing financial difficulties at the time of the modification, the loan is considered a TDR, and is also considered an impaired loan. Total TDRs were $79.0 million at December 31, 2020, of which $41.5 million were non-accrual; $37.0 million were current and performing according to terms; $491 thousand were 30 to 59 days past due; none were 60 to 89 days past due; and none were 90 days or more past due. At December 31, 2019, total TDRs were $75.7 million, of which $25.8 million were non-accrual, $49.3 million were current and performing, and $547 thousand were 30 to 59 days past due; none were 60 to 89 days past due;

and none were 90 days or more past due. A detailed listing of TDRs is presented in Note 4. “Portfolio Loans - Troubled Debt Restructuring” in the notes to consolidated financial statements.

A TDR accruing interest income is a loan that, at the time of modification, was not in non-accrual status and is continuing to perform in accordance with the terms of the modification, or a loan that had been placed on non-accrual, which has demonstrated a period of satisfactory performance after modification, which is generally at least six months of timely payments. Loan modifications include actions such as an extension of the maturity date or the lowering of interest rates and monthly payments. As of December 31, 2020, there were no commitments to lend additional funds to borrowers with loans that have been modified in a TDR. The decrease in the balance of traditional C&I TDR loans and TDR loans on non-accrual at December 31, 2020 compared to December 31, 2019 was mainly due to the continued work-out and run-off of our taxi medallion relationships. The increase in CRE TDR loans on non-accrual was mainly related to one borrowing relationship in which we made a concession that included consolidation of three facilities with an interest-only repayment requirement for a 12-month period. The decrease in residential mortgage loan TDRs was mainly due to the sale in the third quarter of 2020 of non-performing residential loans.

Forbearance under the CARES Act. The CARES Act permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. On April 7, 2020, various regulatory agencies, including the FRB and the OCC, issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and provided practical expedients for evaluating whether loan modifications that occur in response to COVID-19 are TDRs. The regulatory agencies confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not considered to be TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. We are applying this guidance to qualifying loan modifications.

The relief related to TDRs under the CARES Act was extended by the Consolidated Appropriations Act of 2021. Under the Consolidated Appropriations Act, relief under the CARES Act will continue to the earlier of (i) 60 days after the date the COVID-19 national emergency comes to an end or (ii) January 1, 2022.

At December 31, 2020, we had approved CARES Act conforming payment deferrals on outstanding loan balances as shown in the following table:

	Loan balance outstanding	Deferral of principal and interest	%
Commercial
C&I:
Traditional C&I	$2,920,205	$413	—%
ABL	803,004	—	—
Payroll finance	159,237	—	—
Warehouse lending	1,953,677	—	—
Factored receivables	220,217	—	—
Equipment finance	1,531,109	2,403	0.2
Public sector finance	1,572,819	—	—
Total C&I	9,160,268	2,816	—
Commercial mortgage:
CRE	5,831,990	60,032	1.0
Multi-family	4,406,660	22,216	0.5
ADC	642,943	—	—
Total commercial mortgage	10,881,593	82,248	0.8
Total commercial	20,041,861	85,064	0.4
Residential	1,616,641	116,254	7.2
Consumer	189,907	7,093	3.7
Total Portfolio loans	$21,848,409	$208,411	1.0%

Deferrals consist mainly of 90-day principal and interest deferral with the ability to extend an additional 90-day period at our option. We are closely monitoring and working with our clients to determine ongoing deferral extensions and requests.

OREO. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO until such time as it is sold. When real estate is transferred to OREO, it is recorded at fair value less estimated cost to sell. If the fair value less cost to sell is less than the loan balance, the difference is charged against the ACL - loans. After transfer to OREO, we regularly update the fair value of the property. Subsequent declines in fair value are charged to current earnings and included in other non-interest expense as part of OREO expense. The table below presents OREO activity for the years ended December 31, 2020, 2019 and 2018:

	For the year ended December 31,
	2020	2019	2018
Balance beginning of year	$12,189	$19,377	$27,095
Loans transferred to OREO	983	6,291	15,223
Sales of OREO	(6,177)	(12,520)	(22,263)
Write downs of OREO	(1,648)	(959)	(678)
Balance end of year	$5,347	$12,189	$19,377

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality such as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets is not warranted and these are charged-off. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as “special mention”.

At December 31, 2020, we had $461.5 million of assets designated as “special mention” compared to $160.0 million at December 31, 2019. The increase was mainly due to an increase in special mention CRE loans of $223.0 million and in special mention multi-family loans of $42.7 million. The special mention CRE loans relate mainly to retail, hotel and office property types. The CRE and multi-family loans are mainly located in New York City. The majority of these loans requested and received some form of forbearance or relief under the CARES Act. These loans are designated as special mention based mainly on current cash flow, debt service coverage ratios and estimated loan to value.

At December 31, 2020, classified assets consisted of loans of $529.1 million and OREO of $5.3 million compared to $295.4 million and $12.2 million, respectively, at December 31, 2019. The increase in classified assets at December 31, 2020 was mainly due to an increase in substandard loans. The increase in substandard loans was mainly in our CRE and multi-family portfolios, which saw increases of $200.8 million and $28.6 million, respectively. The majority of these loans received some form of forbearance or relief under the CARES Act. These loans were designated as substandard mainly due to delinquency status, current cash flow, debt service coverage ratios and estimated loan to value. The majority of special mention and substandard loans are performing; however, many are relying on secondary and tertiary sources of cash flow, including in many instances guarantor support.

For the year ended December 31, 2020, gross interest income that would have been recorded had non-accrual loans remained on accrual status throughout the period amounted to approximately $8.4 million. We recognized less than $1.0 million of interest income on such loans during 2020. For additional information, see Note 5. “ACL - Loans” in the notes to consolidated financial statements.

ACL - Loans. The ACL - loans is a valuation account that is deducted from the amortized cost basis of portfolio loans to present the net amount expected to be collected on portfolio loans over their contractual life. Loans are charged-off against the allowance when we believe any portion of a loan balance is uncollectible, and the expected recoveries do not exceed the aggregate of amounts previously charged-off or expected to be charged-off.

We estimate the balance of the ACL - loans using relevant available information from internal and external sources, including information relating to past events, current conditions, and reasonable and supportable forecasts. The factors considered in estimating the ACL - loans include historical loss information, adjusted for current loan-specific risk characteristics such as differences in underwriting standards, portfolio composition, delinquency levels, loan terms, as well as changes in environmental conditions such as changes in GDP, unemployment rates, credit spreads, property values, and other relevant factors, that are reasonable and supportable. Our methodologies revert back to historical loss information at the individual macro variable level, which begins in two to three years and converges to its long-run equilibrium, when we can no longer develop reasonable and supportable forecasts.

The ACL - loans is measured on a collective (pool) basis when loans exhibit similar risk characteristics. We measure our warehouse lending portfolio and certain consumer loans on a pooled basis. Generally, for all other loan types, the estimated expected credit loss is calculated at the loan level and pool assignments are only utilized for aggregating the allowance estimates of similar loan types for financial statement disclosure purposes. See Note 1. “Basis of Financial Statement Presentation and Summary of Significant Accounting Policies - Recently Adopted Accounting Standards” for a discussion of how we segment our loan portfolio and estimate the ACL - loans.

Under the loss rate method, expected credit losses are estimated using a loss rate that is multiplied by the amortized cost of the asset at the balance sheet date. For each loan segment identified above, we apply an expected historical loss trend based on third-party loss estimates, correlate them to observed economic metrics and reasonable and supportable forecasts of economic conditions and overlay qualitative factors determined to be relevant by management.

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

Under the probability of default and loss given default method, expected credit losses are calculated by multiplying the probability that the asset will default within a given time frame (“PD”) by the percentage of the asset’s value that is not expected to be collected due to default (“LGD”), and multiplying this factor by the amortized cost of the asset at the balance sheet date. The PD and LGD are calculated based on third party historical information of loan performance, real estate prices and other factors, adjusted for current conditions and reasonable and supportable forecasts.

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

For certain loans in the consumer segment, we charge-off the full amount of the loan when it becomes 90 to 120 days or more past due, or earlier in the case of bankruptcy, after giving effect to any cash or marketable securities pledged as collateral for the loan. For C&I loans, we prepare a cash flow projection, and charge-off the difference between the net present value of the cash flows discounted at the effective note rate and the carrying value of the loan, and may recognize an additional charge-off amount to account for the imprecision of our estimates.

ADC lending exposes us to greater credit risk than permanent mortgage financing. The repayment of ADC loans often depends on the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. These events may adversely affect the borrower and the collateral value of the property. ADC loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. All of these factors are considered as part of the underwriting, structuring and pricing of the loan. We have deemphasized traditional acquisition and development loans in favor of investments in subsidized low income housing developments.

CRE loans subject us to the risks that the property securing the loan may not generate sufficient cash flow to service the debt or that the borrower may use the cash flow for other purposes. In addition, the foreclosure process, if necessary, may be slow and properties may deteriorate in the interim. Market values of the underlying properties are impacted by a wide variety of factors, including general economic conditions, industry specific factors, environmental factors, interest rates and the availability and terms of credit.

C&I lending exposes us to risk because repayment depends on the successful operation of the business, which is subject to a wide range of risks and uncertainties. In addition, the ability to successfully liquidate collateral, if any, is subject to a variety of risks because we must gain control of assets used in the borrower’s business before liquidating, which we cannot be assured of doing, and the value in liquidation may be uncertain.

The following table sets forth activity in our ACL - loans under the CECL Standard for 2020, and in our allowance for loan losses under the loss incurred model for all earlier periods presented.

	For the year ended December 31,
	2020	2019	2018	2017	2016
Balance at beginning of period	$106,238	$95,677	$77,907	$63,622	$50,145
CECL Day 1	90,584	—	—	—	—
Charge-offs:
Traditional C&I	(23,132)	(6,186)	(9,270)	(5,489)	(1,707)
ABL	(3,782)	(18,984)	(4,936)	—	—
Payroll finance	(1,290)	(252)	(337)	(188)	(28)
Factored receivables	(12,730)	(141)	(205)	(982)	(1,200)
Equipment finance	(58,229)	(7,034)	(8,565)	(3,165)	(1,982)
CRE	(8,202)	(891)	(4,935)	(2,379)	(959)
Multi-family	(584)	—	(308)	—	(417)
ADC	(311)	(6)	(721)	(27)	—
Residential mortgage	(19,150)	(4,092)	(1,391)	(860)	(1,045)
Consumer	(1,736)	(1,552)	(1,408)	(1,095)	(1,615)
Total charge-offs	(129,146)	(39,138)	(32,076)	(14,185)	(8,953)
Recoveries:
Traditional C&I	1,462	952	1,080	1,142	999
ABL	—	—	9	5	62
Payroll finance	310	17	43	6	32
Factored receivables	312	137	15	23	61
Equipment finance	2,525	723	951	387	560
CRE	818	845	888	163	353
Multi-family	1	304	283	—	2
ADC	105	—	—	269	104
Residential mortgage	1	133	64	161	30
Consumer	1,207	603	513	314	227
Total recoveries	6,741	3,714	3,846	2,470	2,430
Net charge-offs	(122,405)	(35,424)	(28,230)	(11,715)	(6,523)
Provision for loan losses	251,683	45,985	46,000	26,000	20,000
Balance at end of period	$326,100	$106,238	$95,677	$77,907	$63,622
Ratios:
Net charge-offs to average loans outstanding	0.56%	0.17%	0.14%	0.10%	0.08%
ACL - loans to NPLs	195.20	59.30	56.67	41.61	80.68
ACL - loans to total loans	1.49	0.50	0.50	0.39	0.67
There were no charge-offs or recoveries on warehouse lending or public sector finance loans in any period presented.

Loans acquired in a business combination through merger or acquisition were recorded at fair value with no ACL - loans at the acquisition date. Under our current credit and accounting guidelines, once a loan relationship reaches maturity and is re-underwritten, the loan is no longer considered an acquired loan and is included in originated loans. In addition, acquired performing loans that were subsequently subject to a credit evaluation, such as after designation as criticized or classified or placed on non-accrual since the acquisition date, are also included in originated loans.

The ACL - loans increased $219.9 million in 2020 to $326.1 million compared to $106.2 million at December 31, 2019. The increase in the ACL - loans was mainly due to the adoption of CECL and the resulting recognition of life of loan loss estimates, as well as the impact of the COVID-19 pandemic to our loan loss modeling.

Net charge-offs in 2020 were $122.4 million, or 0.56%, of average loans outstanding compared to net charge-offs of $35.4 million, or 0.17%, of average loans outstanding in 2019. The increase in 2020 included charge-offs of $40.4 million incurred in connection with the sale of $106.2 million in small balance transportation finance loans and $17.1 million incurred in connection with the sale of $53.2 million of non-performing residential mortgage loans. These loans were held in portfolio loans prior to sale, and the charge-offs were required to reduce the carrying value of the loans to fair value. The loans were transferred to held for sale prior to sale. Also, charge-offs in 2020 included $15.9 million in charge-offs to reduce the carrying value of our remaining taxi medallion loans.

The ACL - loans at December 31, 2020 represented 195.2% of NPLs and 1.49% of the total loan portfolio compared to 59.3% of NPLs and 0.50% of the total loan portfolio at December 31, 2019. The increase in the ACL - loans as a percentage of NPLs and total portfolio loans was mainly due to the adoption of CECL and the impact of the pandemic on our CECL loss modeling.

Provision for Credit Losses - Loans. We recorded $251.7 million in loan loss provision for 2020 compared to $46.0 million in 2019. Provision for credit loss expense in 2020 was impacted by our adoption of the CECL Standard as well as the impact to economic forecast models used in estimating our provision that resulted from the onset of the pandemic. Provision for loan losses in 2019 mainly reflected the amount of provision required to offset net charge-offs, changes in the levels of criticized and classified loans, organic loan growth and loans acquired in prior mergers and acquisitions that were initially recorded at fair value, but were subsequently renewed or otherwise considered for purposes of our allowance for loan loss analysis.

Collateral Dependent Loans. A loan must meet both of the following conditions to be considered collateral dependent:
•Repayment of the financial asset is expected to be provided substantially through the operation or sale of the collateral.
•A determination is made that the borrower is experiencing financial difficulty as of the financial statement date.

Generally, loans are identified as collateral dependent when the loan is in foreclosure, is a TDR, or is a loan that was measured for impairment at December 31, 2019 (see “Impaired Loans” below). For collateral dependent loans, we measure the expected credit losses based on the difference between the fair value of the collateral and the amortized cost basis. If the loan is in foreclosure, or we determine foreclosure is probable, we reduce the fair value of the collateral by our estimate of costs to sell the asset. If we expect repayment from the operation of the asset, we do not reduce for the cost to sell.

Collateral dependent loans were $145.0 million at December 31, 2020. The increase in collateral dependent loans compared to impaired loans at December 31, 2019, was mainly due to one ADC relationship. Prior to 2020, equipment finance and residential mortgage loans were measured for impairment only if the loan balance exceeded $750 thousand. Following adoption of the CECL Standard, our methodology now allows us to determine fair value and expected credit losses for each loan individually, and loans are determined to be collateral dependent based on the criteria discussed above.

Impaired Loans. Prior to adoption of the CECL Standard, a loan was impaired when it was probable we would be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loan values were based on the difference between our amortized cost basis on the loan when compared to one of three measures: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent. If the fair value of an impaired loan was less than its recorded investment, our practice was to write-down the loan against the allowance for loan losses so the recorded investment matched the impaired value of the loan. Impaired loans generally included a portion of non-performing loans and accruing and performing TDR loans. At December 31, 2019, impaired loans amounted to of $109.0 million.

Purchase Credit Deteriorated (PCD) Loans. As part of our adoption of the CECL Standard, loans that were classified as PCI and accounted for under ASC 310-30 were designated PCD loans. We did not reassess whether PCI loans met the criteria of PCD loans as of the date of adoption and determined all PCI loans were PCD loans. The amortized cost basis of PCI loans at adoption was $116.3 million being the balance at December 31, 2019. The balance increased to $128.8 million on January 1, 2020 reflecting an increase of $22.5 million representing the credit related portion of the remaining purchase accounting adjustment for PCD loans. At December 31, 2020, the balance of PCD loans declined to $79.0 million mainly due to repayments, and PCD loans included in our sales of non-performing residential mortgage and equipment finance portfolios.

Allocation of ACL - Loans. The following tables set forth the total loan balances by category of loans and the corresponding ACL - loans allocated to each, and excludes loans held for sale. In 2019 and earlier periods the total loans also exclude acquired loans as discussed below. The table further indicates, the percent of loans in each category to total originated loans at the dates indicated. The ACL - loans allocated to each category is not necessarily indicative of future losses in any particular category and it is possible that we would use the allowance for credit losses to absorb losses related to loans in other categories.

	December 31,
	2020			2019			2018
	ACL - loans	Loan balance	% of total portfolio loans	Allowance for loan losses	Loan balance	% of total originated loans	Allowance for loan losses	Loan balance	% of total originated loans
Traditional C&I	$42,670	$2,920,205	13.4%	$15,951	$2,302,254	14.9%	$14,201	$2,321,131	12.5%
ABL	12,762	803,004	3.7	14,272	804,086	5.2	7,979	792,935	4.1
Payroll finance	1,957	159,237	0.7	2,064	226,866	1.5	2,738	227,452	1.2
Warehouse lending	1,724	1,953,677	8.9	917	1,330,884	8.6	2,800	782,646	4.1
Factored receivables	2,904	220,217	1.0	654	223,638	1.5	1,064	258,383	1.3
Equipment finance	31,794	1,531,109	7.0	16,723	881,380	5.7	12,450	913,751	6.3
Public sector finance	4,516	1,572,819	7.2	1,967	1,213,118	7.9	1,739	860,746	4.5
CRE	155,313	5,831,990	26.7	27,965	5,017,592	32.5	32,285	4,154,956	24.1
Multi-family	33,320	4,406,660	20.2	11,440	2,303,826	14.9	8,355	1,527,619	24.8
ADC	17,927	642,943	2.9	4,732	467,331	3.0	1,769	267,754	1.4
Residential mortgage	16,529	1,616,641	7.4	7,598	541,681	3.5	7,454	621,471	14.1
Consumer	4,684	189,907	0.9	1,955	121,310	0.8	2,843	153,811	1.6
Total	$326,100	$21,848,409	100.0%	$106,238	$15,433,966	100.0%	$95,677	$12,882,655	100.0%
ACL - loans to loans subject to the allowance	1.49%			0.69%			0.74%

In 2020 the ACL - loans is applicable to the entire loan portfolio. In 2019 and earlier periods, acquired loans that were recorded at fair value with a purchase accounting adjustment that reflected life of loan loss estimates, were generally not included in our allowance for loan loss estimates. Total originated loans represent loans we originated and loans that were originally considered acquired loans but have since migrated to the originated loans portfolio as they have reached maturity, were re-underwritten, were designated criticized or classified or have been placed on non-accrual since the acquisition date.

	December 31, 2017			December 31, 2016
	Allowance for loan losses	Loan balance	% of total originated loans	Allowance for loan losses	Loan balance	% of total originated loans
Traditional C&I	$19,072	$1,708,812	9.9%	$12,864	$1,043,647	14.7%
ABL	6,625	760,095	4.0	3,316	562,898	7.8
Payroll finance	1,565	268,609	1.3	951	255,549	2.7
Warehouse lending	3,705	723,335	3.6	1,563	616,946	6.5
Factored receivables	1,395	220,551	1.1	1,669	214,242	2.2
Equipment finance	4,862	664,800	3.4	5,039	562,046	6.2
Public sector finance	1,797	637,767	3.2	1,062	349,182	3.7
CRE	24,945	3,476,830	20.7	20,466	2,900,927	33.2
Multi-family	3,261	1,174,631	24.3	4,991	868,980	10.3
ADC	1,680	282,792	1.4	1,931	230,086	2.4
Residential mortgage	5,819	532,731	25.3	5,864	521,332	7.3
Consumer	3,181	176,793	1.8	3,906	199,344	3.0
Total	$77,907	$10,627,746	100.0%	$63,622	$8,325,179	100.0%
ACL - loans to loans subject to the allowance	0.73%			0.76%

For all periods presented, the aggregate ACL - loans increased compared to the earlier period. The primary factors contributing to the increase in 2019 and earlier periods included the increase in the balance of loans a result of organic loan growth and the inclusion of certain acquired loans in allowance for loan loss calculation.

Our estimate of credit losses at December 31, 2020 incorporates baseline US macro-economic outlook data from Moody’s published on December 20, 2020, and the January 9, 2021 state and MSA level data. During 2020, we have utilized the Moody’s baseline scenario and have applied when appropriate certain qualitative factors to adjust the recorded amount of the ACL - loans to better present our estimate of life of loan credit losses inherent in our portfolio.

The Moody’s baseline macro-economic outlook provides and incorporates a number of forecast macroeconomic indicators and assumptions and variables including the following:
•An additional round of stimulus enacted in December 2020 or early January;

•Certain assumptions related to the ongoing impact of the pandemic including a projection of the number of cases;

•That a COVID-19 vaccine is widely available by February 2021;

•Estimates for unemployment rates;

•Estimates for GDP;

•Estimates related to residential and commercial real estate prices; and

•Estimate of the target range for the federal funds interest rate.

To address potential uncertainties inherent in the model and to better represent our estimate of future losses, we apply qualitative factors to the estimates calculated based on the quantitative assumptions discussed above. The qualitative factors include the following:
•Our lending policies and procedures including changes in lending strategies, underwriting standards, collection, write-off and recovery practices;

•The experience, ability and depth of management and lending and other relevant staff;

•Nature and volume of our loans and changes therein;

•Changes and expected changes in general market conditions within the geographic area or industry where we have exposure;

•An adjustment for economic conditions during a reasonable and supportable period; and

•An adjustment to account for certain additional factors including issues related to data quality and changes in the number of assumptions used in our quantitative models.

The ACL - loans increased $219.9 million to $326.1 million at December 31, 2020 compared to December 31, 2019. The ACL - loans represented 1.49% of total portfolio loans and 195.2% of NPLs at December 31, 2020.

Investment Securities

Overview. Our Asset and Liability Committee sets and periodically reviews our investment guidelines, investment program and the overall size and composition of our investment portfolio. Our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Investment Officer/Treasurer and certain other senior officers have the authority to purchase and sell securities within specific guidelines established in our investment policy. The Board’s Enterprise Risk Committee oversees our investment program, evaluates our investment policy and objectives and reviews a summary of all transactions at least quarterly.

Our objective for the investment securities portfolio is to hold high quality, liquid securities with a structure and duration profile designed to limit the impact of changes in the interest rate environment on the fair value and overall return of the portfolio. Investment securities are also utilized for pledging purposes as collateral for borrowings from FHLB, municipal deposits, and other borrowings. We regularly evaluate the portfolio within the context of our balance sheet optimization strategy, our liquidity position, and our objective of producing earnings and attractive risk adjusted returns. We evaluate the portfolio’s size, risk and duration on a daily basis. At December 31, 2020, investment securities represented 15.4% of total earning assets compared to 18.8% at December 31, 2019. Our long-term target is to manage our investment portfolio within a range of 15.0% to 17.5% of total earning assets.

At the time of purchase, we designate a security as held to maturity or available for sale, depending on our intent and ability to hold the security. Securities designated as available for sale are reported at fair value, while securities designated as held to maturity are reported at amortized cost. We do not have a trading portfolio.

AFS Portfolio. The following table sets forth the composition of our available for sale securities portfolio at the dates indicated.

	December 31, 2020		December 31, 2019		December 31, 2018
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
Residential MBS:
Agency-backed	$873,358	$918,260	$1,595,766	$1,615,119	$2,328,870	$2,268,851
Other MBS[1]	352,473	373,284	508,217	512,277	596,868	574,770
Total MBS	1,225,831	1,291,544	2,103,983	2,127,396	2,925,738	2,843,621
Other securities:
Federal agencies	149,852	156,467	196,809	201,138	283,825	273,973
Corporate bonds	438,226	463,512	307,050	320,922	537,210	527,965
State and municipal	369,186	387,095	435,213	446,192	227,546	225,004
Total other securities	957,264	1,007,074	939,072	968,252	1,048,581	1,026,942
Total available for sale securities	$2,183,095	$2,298,618	$3,043,055	$3,095,648	$3,974,319	$3,870,563
1 Other MBS at December 31, 2020, 2019 and 2018 is mainly comprised of multi-family Ginnie Mae securities.

The fair value of AFS securities held decreased $797.0 million, compared to December 31, 2019, mainly due to repayments and sales. We manage the size and composition of our securities portfolio based on the relative risk-adjusted return of various asset classes, focusing mainly on MBS, municipal and corporate securities. At December 31, 2020 the estimated weighted average life of AFS securities was 3.15 years compared to 3.84 years at December 31, 2019. Total net unrealized gains on AFS securities was $115.5 million at December 31, 2020 compared to $52.6 million at December 31, 2019. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity concerns. The fair value of investment securities generally increases when interest rates decrease or when credit spreads tighten. In 2020, market interest rates decreased and credit spreads compressed, which was the main cause of the increase in the unrealized gain on AFS securities.

HTM Portfolio. The following table sets forth the composition of our held to maturity securities portfolio at the dates indicated.

	December 31, 2020		December 31, 2019		December 31, 2018
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
Residential MBS:
Agency-backed	$104,329	$108,429	$168,743	$170,495	$318,590	$310,058
Other MBS	—	—	—	—	27,780	27,017
Total MBS	104,329	108,429	168,743	170,495	346,370	337,075
Other securities:
Federal agencies	24,811	25,655	59,475	60,297	59,065	59,097
Corporate bonds	19,851	20,386	19,904	20,319	68,512	68,551
State and municipal	1,575,596	1,702,102	1,718,789	1,789,185	2,305,420	2,258,512
Other	17,750	17,932	12,750	12,895	17,250	17,287
Total other securities	1,638,008	1,766,075	1,810,918	1,882,696	2,450,247	2,403,447
Total held to maturity securities	$1,742,337	$1,874,504	$1,979,661	$2,053,191	$2,796,617	$2,740,522

On an amortized cost basis, HTM securities declined $237.3 million at December 31, 2020 compared to December 31, 2019 mainly due to maturities and an increase in repayments. In addition, as discussed in Note 3. “Securities” in the notes to consolidated financial statements, we sold $93.0 million of state and municipal securities that were classified HTM. Related to this sale, we evaluated the issuer and individual securities and determined that the issuer had demonstrated significant deterioration in its creditworthiness since our acquisition of the securities. At December 31, 2020, the estimated weighted average life of HTM securities was 3.33 years at December 31, 2020 compared to 5.54 years at December 31, 2019.

Investment Portfolio Activity. At December 31, 2020, the carrying value of investment securities was $4.0 billion, a decrease of $1.0 billion, or 20.4%, compared to December 31, 2019, primarily as a result of elevated prepayment and early redemption activity in our portfolio as a result of declines in market rates of interest. During 2020, we purchased $374.0 million of AFS securities and $9.7 million of HTM securities and sold $484.9 million of securities that were classified as AFS at the time of sale, which allowed us to reduce the level of investment securities to total earning assets. Tax exempt securities represent $2.0 billion, or 48.6%, of our investment portfolio at December 31, 2020, compared to $2.2 billion, or 42.7%, at December 31, 2019.

Portfolio Maturities and Yields. The following table summarizes the composition, maturities and weighted average yield of our investment securities portfolio at December 31, 2020. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur. Yields for state and municipal securities yields are shown on a tax equivalent basis.

	1 Year or Less		1-5 years		5-10 years		10 years or more		Total
	Amortized cost	Yield	Amortized cost	Yield	Amortized cost	Yield	Amortized cost	Yield	Amortized cost	Fair Value	Yield
AFS:
Residential and multi-family MBS:
Agency-backed	$1,677	3.84%	$56,747	2.53%	$260,531	2.61%	$554,403	2.85%	$873,358	$918,260	2.76%
Other MBS	—	—	—	—	—	—	352,473	2.77	352,473	373,284	2.77
Total residential MBS	1,677	3.84	56,747	2.53	260,531	2.61	906,876	2.82	1,225,831	1,291,544	2.77
Federal agencies	—	—	—	—	—	—	149,852	2.53	149,852	156,467	2.53
Corporate bonds	—	—	112,579	3.70	315,647	4.70	10,000	2.94	438,226	463,512	4.40
State and municipal	1,425	3.72	70,330	2.89	169,416	2.72	128,015	2.92	369,186	387,095	2.82
Trust preferred	—	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	—	—
Total	$3,102	3.78%	$239,656	3.18%	$745,594	3.52%	$1,194,743	2.80%	$2,183,095	$2,298,618	3.09%

HTM:
Residential MBS - agency-backed	$—	—%	$—	—%	$—	—%	$104,329	2.86%	$104,329	$108,429	2.86%
Federal agencies	14,962	2.67	9,849	2.87	—	—	—	—	24,811	25,655	2.75
Corporate bonds	—	—	9,851	5.20	10,000	5.50	—	—	19,851	20,386	5.35
State and municipal	9,015	3.25	58,155	2.73	357,308	2.95	1,151,118	3.19	1,575,596	1,702,102	3.12
Other	—	—	7,750	3.21	10,000	2.99	—		17,750	17,932	3.08
Total	$23,977	2.89%	$85,605	3.07%	$377,308	3.02%	$1,255,447	3.17%	$1,742,337	$1,874,504	3.12%

MBS. MBS are created when the issuer pools mortgages and issues a security collateralized by the pool of mortgages with an interest rate that is less than the interest rate on the underlying mortgages. MBS typically represent a participation interest in a pool of single-family or multi-family mortgage. The issuers of such securities, generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae pool and resell the participation interests in the form of securities to investors, and guarantee payment of principal and interest to these investors. Investments in MBS involve a risk that actual prepayments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield and duration of such securities. We regularly review prepayment estimates made at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities and current interest rates, and to determine the yield and estimated maturity of the MBS portfolio.

A portion of our MBS portfolio is invested in REMICs backed by Fannie Mae, Freddie Mac and Ginnie Mae. REMICs are types of debt securities issued by special-purpose entities that aggregate pools of mortgages and MBS and create different classes of securities with varying maturities and amortization schedules, different risk characteristics and different priorities with respect to the distribution of principal and interest cash flows. Our practice is to limit fixed-rate REMICs investments primarily to the early-to-intermediate tranches, which have the greatest cash flow stability. Floating rate REMICs are purchased with an emphasis on the relative trade-offs between lifetime rate caps, prepayment risk, and interest rates.

Government and Agency Securities. While these securities generally provide lower yields than other investments, such as MBS, our current investment strategy is to maintain investments in such instruments at a level which is appropriate for purposes of our liquidity and as collateral for borrowings and municipal deposits.

Corporate Bonds. We limit our exposure to corporate bonds to the lesser of 5% of total assets or 25% of Tier 1 capital. Corporate bonds have a higher risk of default due to the potential for adverse changes in the creditworthiness of the issuer. In recognition of this risk, our investment policy limits purchases of corporate bonds to securities with maturities of fifteen years or less, to those rated “Baa3/BBB-” or better by at least one nationally recognized rating agency at time of purchase, and to a transaction size of no more than $25.0 million per issuer. Exceptions to our policy, which occur mainly when a security is not rated by a nationally recognized rating agency, require that we perform a further risk based analysis of the potential investment. At December 31, 2020, we held $183.2 million of AFS securities and $19.9 million of HTM securities in the form of non-rated corporate bonds. Such securities are either issued by a bank or bank holding company.

State and Municipal Bonds. We limit our exposure to state and municipal bonds to the lesser of the lesser of 15% of assets or 150% of Tier 1 capital. Further our investment policy imposes a transaction limit of $25.0 million per municipal issuer and generally limits purchases of municipal bonds to securities with maturities of less than 20 years that are rated as investment grade by at least one nationally recognized rating agency at the time of purchase. However, we also purchase securities that are issued by local government entities within our service area. Such local entity obligations are generally not rated, and are instead subject to internal credit reviews and risk assessments. At December 31, 2020, we held $6.3 million of unrated municipal obligations as HTM and $21.5 million as AFS. Included in the AFS balance at December 31, 2020 were $20.5 million of bonds issued by a state in which the rating was withdrawn when the bonds were refunded.

Deposits
The following table sets forth the distribution of average deposit accounts by account category and the average rates paid at the dates indicated.

	For the year ended December 31,
	2020		2019		2018
	Average balance	Rate	Average balance	Rate	Average balance	Rate
Non-interest bearing demand	$5,069,062	—%	$4,276,992	—%	$4,108,881	—%
Interest bearing demand	4,735,701	0.42	4,297,038	1.06	4,084,821	0.78
Savings	2,782,142	0.28	2,474,848	0.34	2,760,759	0.24
Money market	8,154,050	0.54	7,583,750	1.17	7,505,005	0.82
Certificates of deposit	2,678,803	1.26	2,758,027	1.80	2,523,871	1.19
Total interest bearing deposits	18,350,696	0.58	17,113,663	1.12	16,874,456	0.77
Total deposits	$23,419,758	0.45%	$21,390,655	0.90%	$20,983,337	0.62%

Average deposits for 2020 were $23.4 billion and increased $2.0 billion compared to 2019. The increase was mainly due to growth generated by our commercial banking teams, deposits generated by our on-line banking product and an increase in wholesale deposits, and further impacted by various government stimulus measures. The average cost of interest bearing deposits was 0.58% for 2020 compared to 1.12% for 2019. The average cost of total deposits was 0.45% for 2020, compared to 0.90% for 2019. The cost of deposits declined in line with decreases in market interest rates and as a result of deposit pricing strategies implemented in response to same. We anticipate we will be able to further reduce our cost of total deposits in 2021.

Distribution of Deposit Accounts by Type. The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	December 31,
	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Non-interest bearing demand	$5,443,907	23.5%	$4,304,943	19.2%	$4,241,923	20.0%
Interest bearing demand	4,960,800	21.5	4,427,012	19.8	4,207,392	19.8
Savings	2,603,570	11.3	2,652,764	11.8	2,382,520	11.2
Money market	8,114,415	35.1	7,585,888	33.8	7,905,382	37.3
Subtotal	21,122,692	91.4	18,970,607	84.6	18,737,217	88.3
Certificates of deposit	1,996,830	8.6	3,448,051	15.4	2,476,931	11.7
Total deposits	$23,119,522	100.0%	$22,418,658	100.0%	$21,214,148	100.0%

The following table presents the proportion by business type of each component of total deposits for the periods presented:

	December 31,
	2020	2019	2018
Retail and commercial deposits - excluding certificates of deposit	77.8%	71.0%	74.6%
Municipal deposits	7.1	8.9	8.3
Retail and commercial certificates of deposit	8.0	11.8	11.4
Wholesale deposits	7.1	8.3	5.7
Total	100.0%	100.0%	100.0%

As of December 31, 2020 and 2019 we had $1.6 billion and $2.0 billion, respectively, in municipal deposits. Municipal deposits experience annual seasonal flows associated with school district tax collections and typically peak in September and October and then gradually return to normalized levels in the fourth quarter. The decline in municipal deposits was mainly due to the deposit pricing strategies we implemented in response to the declining interest rate environment. Wholesale deposits, consisting mainly of brokered deposits, were $1.6 billion at December 31, 2020 and $1.9 billion at December 31, 2019. We reduced our reliance on brokered deposits mainly in response to the growth in commercial and consumer deposits. Retail and commercial certificates of deposit were $1.8 billion at December 31, 2020, compared to $2.6 billion at December 31, 2019. The decrease was mainly a result of depositors moving balances out of CD deposit accounts and into money market and other interest bearing accounts.

Certificates of Deposit by Time to Maturity. The following table sets forth certificates of deposit by time remaining until maturity as of December 31, 2020.

	Period to maturity
	3 months or less	3-6 months	6-12 months	Over 12 months	Total	Rate
Certificates of deposit $250,000 or less	$628,379	$394,822	$203,661	$351,340	$1,578,202	0.82%
Brokered certificates of deposit over $250,000	100,003	—	—	—	100,003	0.02
Other certificates of deposit over $250,000	180,062	81,289	40,952	16,322	318,625	0.52
	$908,444	$476,111	$244,613	$367,662	$1,996,830	0.73%

Substantially all brokered deposits balances are an aggregation of individual deposits balances that are below the FDIC insurance limit of $250 thousand.

Brokered Deposits. We generally limit our use of brokered deposits and other short-term funding to less than 10% of total assets. We manage the maturity of our brokered deposits to coincide with the anticipated inflows of deposits in our municipal banking business.

Listed below are our brokered deposits:

	December 31,
	2020	2019	2018
Interest bearing demand	$433,790	$149,566	$23,742
Money market	1,045,478	944,627	1,134,081
Certificates of deposit	100,003	772,251	—
Total brokered deposits	$1,579,271	$1,866,444	$1,157,823

Short-term Borrowings. Our primary source of short-term borrowings, borrowings with a maturity less than one year, are advances from the FHLB. Short-term borrowings also include federal funds purchased and repurchase agreements.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates indicated.

	December 31,
	2020	2019	2018
Balance at end of period	$686,101	$1,491,446	$3,958,635
Average balance during period	1,025,711	2,289,810	3,375,905
Maximum amount outstanding at any month end	1,983,013	3,232,127	3,958,635
Weighted average interest rate at end of period	0.24%	2.19%	2.48%
Weighted average interest rate during period	1.35	2.39	2.25

Short-term borrowings are mainly used to fund loan growth. On a daily basis, the amount of short-term borrowings will fluctuate based on the inflows and outflows of deposits and other sources and uses of funds.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
In the normal course of our operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in our financial statements. We enter into these transactions to meet the financing needs of our clients and for general corporate purposes. These transactions include commitments to extend credit and letters of credit and involve, to varying degrees, elements of credit, interest rate, and liquidity risk. We minimize our exposure to loss under these commitments by approving and reviewing them in accordance with our standard credit approval and monitoring procedures.

Our off-balance sheet arrangements are described below.

Lending Commitments. Lending commitments include loan commitments, unused credit lines, and letters of credit. These instruments are not recorded on the consolidated balance sheets until funds are advanced under the commitments.

For our non-real estate commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. At December 31, 2020, these commitments totaled $1.2 billion. For our real estate businesses, loan commitments are generally for residential, multi-family and commercial construction projects and totaled $551.5 million at December 31, 2020. Loan commitments for our consumer clients are generally home equity lines of credit secured by residential property and totaled $90.5 million at December 31, 2020. In addition, loan commitments for overdrafts were $29.6 million. Letters of credit issued by us are generally made up of standby letters of credit. Standby letters of credit are commitments issued by us on behalf of our customer/obligor in favor of a beneficiary and specify an amount we can be called upon to pay upon the beneficiary’s compliance with the terms of the letter of credit. These commitments are primarily issued in favor of local municipalities to support the obligor’s completion of real estate development projects. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Amounts committed under letters of credit as of December 31, 2020 totaled $181.9 million.

See Note 19. “Off-Balance-Sheet Financial Instruments” in the notes to consolidated financial statements for additional information regarding lending commitments.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for right of use assets related to our financial centers and corporate offices. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by contractual maturity date as at December 31, 2020. Payments for borrowings represent the amount of principal repayable and do not include interest. Payments for operating leases are based on payments due as specified in the underlying contracts. Loan commitments, including letters of credit and undrawn lines of credit, are presented based on the amount of credit extended; however, since many of these commitments have historically expired unused or partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments due by period
	1 year or less	1-3 years	3-5 years	5 years or more	Total
Contractual obligations:
FHLB borrowings	$382,000	$—	$—	$—	$382,000
Other borrowings	304,101	—	—	—	304,101
Subordinated Notes - Company	—	—	—	491,910	491,910
Subordinated Notes - Bank	—	—	—	143,703	143,703
Time deposits	1,629,168	221,462	146,200	—	1,996,830
Operating leases	18,336	34,673	26,965	49,461	129,435
	2,333,605	256,135	173,165	685,074	3,447,979
Other commitments:
Letters of credit	167,140	14,750	—	—	181,890
Undrawn lines of credit	1,076,296	725,594	262,860	200,960	2,265,710
Total	$3,577,041	$996,479	$436,025	$886,034	$5,895,579

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

Liquidity and Capital Resources
Capital. At December 31, 2020, stockholders’ equity totaled $4.6 billion compared to $4.5 billion at December 31, 2019. The factors that contributed to the change in stockholders’ equity for the periods are presented in the following table:

	For the year ended December 31,
	2020	2019
Beginning of period	$4,530,113	$4,428,853
Cumulative effect of change in accounting principle: adoption of CECL Standard	(54,254)	—
Net income	225,769	427,041
Stock-based compensation	19,153	17,826
Treasury stock purchased	(111,597)	(382,883)
Other comprehensive income	44,600	106,161
Dividends on common stock	(54,495)	(58,110)
Dividends on preferred stock	(8,775)	(8,775)
Balance at end of period	$4,590,514	$4,530,113

The increase in stockholders’ equity for 2020 was mainly due to net income of $225.8 million, other comprehensive income of $44.6 million and stock-based compensation of $19.2 million. These increases were partially offset by the repurchase of 6,825,353 common shares at an aggregate cost of $111.6 million, dividends on common stock of $54.5 million, dividends on preferred stock of $8.8 million and the cumulative effect of change in accounting principle from the adoption of the CECL Standard.

The AOCI component of stockholders’ equity totaled a net, after-tax unrealized gain of $84.8 million at December 31, 2020 compared to $40.2 million at December 31, 2019, an increase of $44.6 million. The increase in 2020 was the result of a $45.5 million increase in the net after-tax value of unrealized gains on available for sale securities as well as an increase of $286 thousand related to the accretion of the unrealized holding loss on securities transferred to held to maturity in connection with a prior merger. These increases were partially offset by an unrealized loss of $1.2 million related to retirement plan obligations.

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

At December 31, 2020, we held 36,949,554 shares in treasury compared to 31,417,601 at December 31, 2019. We generally use treasury shares for stock-based compensation purposes.

Stock Repurchase Plans. On February 24, 2020, our Board refreshed our authority to repurchase shares under our common stock repurchase program, giving us authority to repurchase up to 50,000,000 shares, an increase of 20,000,000. At December 31, 2020, there were 14,747,182 shares available for repurchase.

We anticipate that future common stock repurchases plus common and preferred dividends will approximate 50.0% of net income available to common stockholders for 2021. See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters, Issuer Purchases of Equity Securities” included elsewhere in this report.

Dividends. We paid a quarterly dividend of $0.07 per common share in each quarter of 2020, 2019 and 2018. We also pay a quarterly dividend of $16.25 per preferred share.

Basel III Capital Rules. The Basel III Capital Rules became fully effective for us and the Bank on January 1, 2019. In connection with the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of AOCI in regulatory capital. Accordingly, amounts reported as AOCI related to AFS securities, securities transferred to HTM in connection with a previous merger and our remaining post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 18. “Stockholders’ Equity - (a) Regulatory Capital Requirements” in the notes to consolidated financial statements.

Liquidity - Bank Liquidity. Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a bank reflects its ability to originated loans, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. The ability of a bank to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The objective of our liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund our operations and to meet obligations and other commitments on a timely basis and at a reasonable cost. We seek to ensure that funding needs are met by maintaining an appropriate level of liquid funds through asset/liability management, which includes managing the mix and time to maturity of financial assets and financial liabilities on our balance sheet and ensuring we have the ability to raise additional funds in the wholesale markets as needed.

We are not subject to minimum regulatory liquidity ratios; however, our internal liquidity and funding policies include a limit on our loans to deposits ratio of 105%, a limit of wholesale funding to total assets of 40%, and a limit of total borrowings to total assets of 30%. We were in compliance with these policy guidelines at December 31, 2020.

We have significant liquid assets and several sources of liquidity including: cash, interest-bearing deposits in banks, AFS securities, loans held for sale and liquidity provided by inflows from scheduled loan payments of principal and interest, as well as prepayments. Liquid assets totaled approximately $2.6 billion, or 9.8% of earning assets at December 31, 2020 compared to $3.4 billion, or 12.6% of earning assets at December 31, 2019. The decline in liquid assets held at December 31, 2020 compared to 2019 was mainly due to repayments related to our AFS securities portfolio.

We have access to funding sources which include core deposits, wholesale deposits, FHLB borrowings, federal funds purchased, repurchase agreements and other borrowings. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic activity, volatility in the financial markets, unexpected credit events or other significant occurrences. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of December 31, 2020, management is not aware of any events that are reasonably likely to have a material adverse impact on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

At December 31, 2020, the Bank had $305.0 million in cash on hand and unused borrowing capacity at the FHLB of $6.1 billion. While there are no firm lending commitments in place, we believe we could borrow approximately $600.0 million in the form of federal funds purchased through existing relationships with several correspondent banks. In accordance with our internal policies, we had unused capacity for wholesale and brokered deposits of $1.4 billion. In addition, we are permitted to borrow overnight from FRBNY via the discount window. At December 31, 2020, our borrowing capacity at FRBNY was approximately $165.0 million.

Liquidity - Sterling Bancorp Liquidity. We are a bank holding company and do not conduct operations other than through our subsidiaries. Our recurring cash requirements primarily consist of dividends to common and preferred stockholders and interest expense on outstanding borrowings. As part of our on-going asset/liability management and capital management strategies we also use cash to repurchase shares of our outstanding common stock. These cash needs are mainly satisfied by dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. The Bank has developed internal capital management policies and procedures and, under these policies and procedures, which are more restrictive than the requirements necessary to maintain a well-capitalized regulatory designation. The Bank could pay dividends to us of approximately $198.0 million at December 31, 2020 without prior regulatory approval.

At December 31, 2020, we had cash on hand of $128.7 million and capacity under a revolving line of credit facility of $35.0 million. Cash on hand at December 31, 2020 included a portion of the proceeds from our issuance of Subordinated Notes - 2030 that was completed on October 30, 2020. After closing this transaction, we injected $175.0 million as additional paid in capital at the Bank. We expect to call all of the Subordinated Notes - Bank will be redeemed in 2021. These notes are redeemable on April 1, 2021 and quarterly thereafter.

On August 31, 2020, we renewed our $35.0 million revolving line of credit facility with a third-party financial institution. The renewed line is provided for general corporate purposes and matures on August 31, 2021. The facility requires us and the Bank to maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. We and the Bank were in compliance with all requirements of the line of credit facility at December 31, 2020.

ITEM 7A.Quantitative and Qualitative Disclosures about Market Risk

Management believes that our most significant form of market risk is interest rate risk. The general objective of our interest rate risk management is to determine the appropriate level of risk given our business strategy, and then manage that risk in a manner that is consistent with our policy to limit the exposure of our net interest income to changes in market interest rates. ALCO, which consists of certain members of senior management, evaluates the interest rate risk inherent in certain assets and liabilities, our operating environment, and capital and liquidity requirements, and modifies our lending, investing and deposit gathering strategies accordingly. A committee of the Board reviews ALCO’s activities and strategies, the effect of those strategies on our net interest margin, and the effect that changes in market interest rates would have on the economic value of our loan and securities portfolios, as well as the intrinsic value of our deposits and borrowings.

We actively evaluate interest rate risk in connection with our lending, investing, and deposit activities. We focus our origination efforts on generating a diversified loan portfolio including CRE (including multi-family), C&I and other commercial finance loans with a balance of fixed-rates and adjustable-rates. To a lesser extent, we originate residential mortgage and consumer loans. We also invest in shorter term securities, which generally have lower yields compared to longer-term investments. We manage the average maturity of our interest-earning assets to better match the maturities and interest rates of our funding liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. Our net interest income may be adversely impacted due to differences in the yields on our investments and loans in comparison to longer-term, fixed rate loans and investments that may be available in other asset classes.

Management monitors interest rate sensitivity primarily through the use of a model that simulates NII under varying interest rate assumptions. Management also evaluates this sensitivity using a model that estimates the change in our and the Bank’s EVE over a range of interest rate scenarios. EVE is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The model assumes estimated loan prepayment rates, reinvestment rates and deposit decay rates that seem reasonable, based on historical experience.

Estimated Changes in EVE and NII. The table below sets forth, as of December 31, 2020, the estimated changes in our EVE that would result from the instantaneous changes in the forward rate curves shown and the estimated impact to our NII that would result from those instantaneous changes in the U.S. Treasury yield curve. Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results that could occur in the future.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
+300	$4,557,460	$717,418	18.7%	$1,069,015	$169,910	18.9%
+200	4,435,781	595,739	15.5	1,012,097	112,992	12.6
+100	4,190,975	350,933	9.1	953,741	54,636	6.1
0	3,840,042	—	—	899,105	—	—
-100	3,253,377	(586,665)	(15.3)	837,585	(61,520)	(6.8)

The table above indicates that at December 31, 2020, in the event of an immediate 200 basis point increase in interest rates, we would expect to experience a 15.5% increase in EVE and a 12.6% increase in NII, and that in the event of an immediate 100 basis point decrease in interest rates, we would expect to experience a 15.3% decrease in EVE and a 6.8% decrease in NII. In light of current interest rates, the immediate down 200 basis point scenario is not shown as it would imply negative interest rates, a possibility that is considered remote.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. The models make certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The projected EVE and NII values presented in the table above assume that the composition of our interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data does not reflect any actions management may undertake in response to changes in interest rates. The table also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the re-pricing characteristics of specific assets and liabilities. Accordingly, although the table provides an indication of our sensitivity to interest rate changes at a particular point in time, such measurements are not intended to, and do not provide a precise forecast of the effect of changes that market interest rates may have on our net interest income and actual results will likely differ.

During the twelve months ended December 31, 2020, to mitigate the effects of COVID-19 on economic activity, the federal funds target rate was lowered from 1.50 - 1.75% to 0.00 - 0.25% . U.S. Treasury yields in two-year maturities decreased 145 basis points from 1.58% to 0.13% over the 12 months ended December 31, 2020. While the yield on U.S. Treasury 10-year notes decreased 99 basis points from

1.92% to 0.93% over the same twelve month period. The decrease in rates on longer-term maturities relative to the greater decrease in rates to short-term maturities resulted in a steeper 2-10 year treasury yield curve at the end of 2020 compared to December 2019. At its December 2020 meeting, the Federal Open Market Committee of the FRB decided to maintain the target range for the federal funds rate at 0.00-0.25% and stated it expects it will be appropriate to maintain this target range until labor market conditions have reached levels consistent with such committee’s assessments of maximum employment and until inflation has risen to 2 percent and is on track to moderately exceed 2 percent for some time.

ITEM 8.Financial Statements and Supplementary Data
The following are included in this item:

Report of Independent Registered Public Accounting Firm
(A)Consolidated Balance Sheets as of December 31, 2020 and 2019
(B)Consolidated Income Statements for the years ended December 31, 2020, 2019 and 2018
(C)Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
(D)Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018
(E)Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
(F)Notes to Consolidated Financial Statements
The supplementary data required by this item (selected quarterly financial data) is provided in Note 24. “Quarterly Results of Operations (Unaudited)” in the notes to consolidated financial statements.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Sterling Bancorp and Subsidiaries
Pearl River, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sterling Bancorp and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated income statements, statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matters do not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses - Loans

As described in Notes 1 and 5, the Company adopted Accounting Standards Update 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2020 using the modified retrospective approach. Upon adoption, the Company recorded a decrease to retained earnings of $54,254,000 (see change in accounting principle explanatory paragraph above). As of December 31, 2020, the Allowance for Credit Losses – Loans was $326,100,000 inclusive of Provision for Credit Losses – Loans of $251,683,000 for the year then ended.

The Company’s Allowance for Credit Losses - Loans (“ACL”) represents the Company’s estimate of amounts that are not expected to be collected over the contractual life of the Company’s portfolio loans. In order to estimate the ACL, the Company utilized a mix of discounted cash flow, probability of default / loss given default, and loss rate methodologies which were then adjusted for qualitative factors. The methodologies were selected based upon the nature of the underlying portfolio segment.

The methodologies for estimating the ACL applies historical loss information, adjusted for current loan-specific risk characteristics such as differences in underwriting standards, portfolio composition, delinquency levels, loan terms, changes in environmental conditions such as changes in GDP, unemployment rates, credit spreads, property values, other relevant factors, that are reasonable and supportable, to the identified financial assets for which the historical loss experience was observed. The estimate of the ACL uses relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The methodologies revert back to historical loss information at the individual macro variable level, which begins in two to three years and converges to its long-run equilibrium, when the Company can no longer develop reasonable and supportable forecasts.

Management utilizes five methodologies in the calculation of the ACL: loss rate, probability of default/loss given default, discounted cash flow, qualitative overlay, and eight quarter historical loss. We consider the ACL calculated by the loss rate and probability of default/loss given default methodologies to be a critical audit matter due to the changes in loss estimation methodologies that required significant audit effort, management judgements related to the data and the reasonable and supportable forecasts utilized in the models, and the nature and complexity of the models utilized which required the audit team to utilize Crowe LLP employed complex analytics valuation specialists to perform testing over the models.

Our audit procedures related to the ACL included the following, among others:

We tested the design and operating effectiveness of the Company’s controls relating to the ACL including but not limited to:
a.significant assumptions, elections and judgments;
b.models utilized for the various loan portfolios including validation of the models;
c.significant data inputs to the models; and
d.reasonable and supportable forecast scenarios selected by management.

We performed substantive audit procedures related to the ACL including:
a.evaluating the reasonableness of the significant assumptions, elections and judgments involved in developing the ACL methodology;
b.utilization of Crowe LLP employed complex analytics valuation specialists to evaluate the reasonableness and conceptual soundness of the models utilized;
c.testing of significant data inputs to the models; and
d.assessing the relevance and reliability of the third-party data relied upon in the models, including the reasonable and supportable forecast scenarios.

Goodwill Impairment Evaluation

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated Goodwill balance was $1,683,482,000 at December 31, 2020, which is allocated to the Company’s single reporting unit.

Goodwill is tested annually for impairment at the reporting unit level in the fourth quarter of each year, or on an interim basis if there are conditions that could more likely than not reduce the fair value of the reporting unit below its carrying value. The Company engaged an independent third-party to perform a quantitative goodwill impairment test on an interim basis during the quarter ended June 30, 2020. The third-party relied mainly on a discounted cash flow analysis to estimate fair value. The calculation of the goodwill impairment involved significant estimates and subjective assumptions, which require a high degree of management judgment. We identified the goodwill impairment assessment of the Company during the quarter ended June 30, 2020 as a critical audit matter. The principal considerations for this determination are the degree of auditor judgment utilized in performing procedures over the significant assumptions, including the discounted cash flows, capitalization rate, prospective financial information, and earnings retention rate.

Our audit procedures related to the goodwill impairment test included the following, among others:

We tested the design and operating effectiveness of the Company’s internal controls related to the goodwill impairment test including controls addressing:
a.management’s review of the reasonableness and accuracy of the Company’s prospective financial information used in the discounted cash flow methodology; and
b.managements evaluation of significant assumptions used by a third-party valuation specialist including valuation methodologies, discounted cash flows, capitalization rate, prospective financial information, and earnings retention rate.

We performed substantive audit procedures related to the goodwill impairment test, including evaluating judgements and assumptions, for estimating fair value the Company which included:
a.evaluation of significant financial data for accuracy;
b.evaluation of management’s ability to reasonably forecast cash flows;
c.utilization of a Crowe LLP employed valuation specialist to evaluate appropriateness of valuation methodologies, discounted cash flows, capitalization rate, prospective financial information, and earnings retention rate; and
d.evaluation of management’s weighting allocation to each valuation methodology.

/s/ Crowe, LLP

We have served as the Company's auditor since 2007.

New York, New York
February 26, 2021

STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2020 and 2019
(Dollars in thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS:
Cash and due from banks	$305,002	$329,151
Securities:
Securities AFS, at estimated fair value	2,298,618	3,095,648
Securities HTM, net of allowance for credit losses of $1,499 at December 31, 2020	1,740,838	1,979,661
Total securities	4,039,456	5,075,309
Loans held for sale	11,749	8,125
Portfolio loans	21,848,409	21,440,212
ACL - loans	(326,100)	(106,238)
Portfolio loans, net	21,522,309	21,333,974
FHLB and FRB stock, at cost	166,190	251,805
Accrued interest receivable	97,505	100,312
Premises and equipment, net	202,555	227,070
Goodwill	1,683,482	1,683,482
Core deposit and other intangible assets	93,564	110,364
BOLI	629,576	613,848
OREO	5,347	12,189
Other assets	1,063,403	840,868
Total assets	$29,820,138	$30,586,497
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$23,119,522	$22,418,658
FHLB borrowings	382,000	2,245,653
Federal Funds Purchased	277,000	—
Other borrowings (repurchase agreements)	27,101	22,678
3.50% Senior Notes	—	173,504
Subordinated Notes - Bank	143,703	173,182
Subordinated Notes - Company	491,910	270,941
Mortgage escrow funds	59,686	58,316
Other liabilities	728,702	693,452
Total liabilities	25,229,624	26,056,384
Commitments and Contingent liabilities (See Notes 19 and 20.)
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; 135,000 shares issued and outstanding at December 31, 2020 and December 31, 2019)	136,689	137,581
Common stock (par value $0.01 per share; 310,000,000 shares authorized at December 31, 2020 and December 31, 2019; 229,872,925 shares issued at December 31, 2020 and December 31, 2019; 192,923,371 and 198,455,324 shares outstanding at December 31, 2020 and December 31, 2019, respectively)	2,299	2,299
Additional paid-in capital	3,761,993	3,766,716
Treasury stock, at cost (36,949,554 shares at December 31, 2020 and 31,417,601 shares at December 31, 2019)	(686,911)	(583,408)
Retained earnings	1,291,628	1,166,709
Accumulated other comprehensive income, net of tax expense of $32,399 at December 31, 2020 and $15,361 at December 31, 2019	84,816	40,216
Total stockholders’ equity	4,590,514	4,530,113
Total liabilities and stockholders’ equity	$29,820,138	$30,586,497
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Income Statements
For the years ended December 31, 2020, 2019 and 2018
(Dollars in thousands, except share and per share data)

	December 31,
	2020	2019	2018
Interest and dividend income:
Loans, including fees	$882,874	$1,029,369	$1,006,496
Taxable securities	73,786	94,823	115,971
Non-taxable securities	49,924	55,802	61,062
Other earning assets	7,437	22,546	24,944
Total interest and dividend income	1,014,021	1,202,540	1,208,473
Interest expense:
Deposits	105,559	192,361	130,096
Borrowings	43,541	91,256	110,974
Total interest expense	149,100	283,617	241,070
Net interest income	864,921	918,923	967,403
Provision for credit losses - loans	251,683	45,985	46,000
Provision for credit losses - HTM securities	703	—	—
Net interest income after provision for credit losses	612,535	872,938	921,403
Non-interest income:
Deposit fees and service charges	23,903	26,398	26,830
Accounts receivable management / factoring commissions and other related fees	21,847	23,837	22,772
BOLI	20,292	20,670	15,651
Loan commissions and fees	39,537	24,129	16,181
Investment management fees	6,660	7,305	7,790
Net gain (loss) on sale of securities	9,428	(6,905)	(10,788)
Net gain on called securities	4,880	—	—
Net gain on termination of pension plan	—	11,817	—
Gain on sale of premises and equipment	—	—	11,800
Gain on sale of residential mortgage loans	—	8,313	—
Other	9,015	15,301	12,961
Total non-interest income	135,562	130,865	103,197
Non-interest expense:
Compensation and employee benefits	222,067	215,766	220,340
Stock-based compensation plans	23,010	19,473	12,984
Occupancy and office operations	59,358	64,363	68,536
Information technology	33,311	35,580	41,174
Professional fees	24,893	19,519	13,371
Amortization of intangible assets	16,800	19,181	23,646
FDIC insurance and regulatory assessments	13,041	12,660	20,493
OREO, net	1,719	622	1,650
Charge for asset write-downs, systems integration, severance and retention	—	8,477	4,396
Loss (gain) on extinguishment of borrowings	19,462	(46)	(172)
Impairment related to financial centers and real estate consolidation strategy	13,311	14,398	8,736
Other	65,457	53,844	43,216
Total non-interest expense	492,429	463,837	458,370
Income before income taxes	255,668	539,966	566,230
Income tax expense	29,899	112,925	118,976
Net income	225,769	427,041	447,254
Preferred stock dividends	7,883	7,933	7,978
Net income available to common stockholders	$217,886	$419,108	$439,276
Weighted average common shares:
Basic	194,084,358	205,679,874	224,299,488
Diluted	194,393,343	206,131,628	224,816,996
EPS:
Basic	$1.12	$2.04	$1.96
Diluted	1.12	2.03	1.95
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2020, 2019 and 2018
(Dollars in thousands)

	December 31,
	2020	2019	2018
Net income	$225,769	$427,041	$447,254
Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available for sale	72,358	161,255	(77,645)
Unrealized loss on transfer of securities held to maturity to available for sale	—	(11,813)	—
Change in net unrealized gain on securities transferred to held to maturity	396	2,775	908
Reclassification adjustment for net realized (gains) losses included in net income	(9,428)	6,905	10,788
Change in funded status of defined benefit plans and acceleration of future amortization of accumulated other comprehensive (loss) gain on defined benefit pension plan	(1,688)	(12,410)	17,824
Total other comprehensive income (loss) items	61,638	146,712	(48,125)
Related income tax (expense) benefit	(17,038)	(40,551)	13,475
Other comprehensive income (loss)	44,600	106,161	(34,650)
Total comprehensive income	$270,369	$533,202	$412,604
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2020, 2019 and 2018
(Dollars in thousands, except share and per share data)

-

	Number of outstanding common shares	Preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity
Balance at December 31, 2017	224,782,694	$139,220	$2,299	$3,780,908	$(58,039)	$401,956	$(26,166)	$4,240,178
Net income	—	—	—	—	—	447,254	—	447,254
Other comprehensive loss	—	—	—	—	—	—	(34,650)	(34,650)
Stock option & other stock transactions, net	66,028	—	—	6	831	(140)	—	697
Restricted stock awards, net	493,901	—	—	(4,453)	3,176	8,447	—	7,170
Purchase of treasury stock	(9,114,771)	—	—	—	(159,903)	—	—	(159,903)
Cash dividends declared ($0.28 per common share)	—	—	—	—	—	(63,118)	—	(63,118)
Cash dividends paid ($65.00 per preferred share)	—	(797)	—	—	—	(7,978)	—	(8,775)
Reclassification of the stranded income tax effects from the enactment of the Tax Reform Act from accumulated other comprehensive (loss)	—	—	—	—	—	5,129	(5,129)	—
Balance at December 31, 2018	216,227,852	138,423	2,299	3,776,461	(213,935)	791,550	(65,945)	4,428,853
Net income	—	—	—	—	—	427,041	—	427,041
Other comprehensive income	—	—	—	—	—	—	106,161	106,161
Stock option & other stock transactions, net	257,765	—	—	—	2,182	727	—	2,909
Restricted stock awards, net	1,282,401	—	—	(9,745)	11,228	13,434	—	14,917
Purchase of treasury stock	(19,312,694)	—	—	—	(382,883)	—	—	(382,883)
Cash dividends declared ($0.28 per common share)	—	—	—	—	—	(58,110)	—	(58,110)
Cash dividends paid ($65.00 per preferred share)	—	(842)	—	—	—	(7,933)	—	(8,775)
Balance at December 31, 2019	198,455,324	137,581	2,299	3,766,716	(583,408)	1,166,709	40,216	4,530,113
Cumulative effect of change in accounting principle (see Note 1. “Basis of Financial Statement Presentation and Summary of Significant Accounting Policies”)	—	—	—		—	(54,254)	—	(54,254)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	198,455,324	137,581	2,299	3,766,716	(583,408)	1,112,455	40,216	4,475,859
Net income	—	—	—	—	—	225,769	—	225,769
Other comprehensive income	—	—	—	—	—	—	44,600	44,600
Stock option & other stock transactions, net	60,500	—	—	—	531	79	—	610
Restricted stock awards, net	1,232,900	—	—	(4,723)	7,563	15,703	—	18,543
Purchase of treasury stock	(6,825,353)	—	—	—	(111,597)	—	—	(111,597)
Cash dividends declared ($0.28 per common share)	—	—	—	—	—	(54,495)	—	(54,495)
Cash dividends declared ($65.00 per preferred share)	—	(892)	—	—	—	(7,883)	—	(8,775)
Balance at December 31, 2020	192,923,371	$136,689	$2,299	$3,761,993	$(686,911)	$1,291,628	$84,816	$4,590,514
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2020, 2019 and 2018
(Dollars in thousands)

	December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$225,769	$427,041	$447,254
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses - loans	251,683	45,985	46,000
Provision for credit losses - HTM securities	703	—	—
Charge of asset write-downs, systems integration, severance and retention	—	8,477	4,396
(Gain) from termination of defined benefit pension plan	—	(11,817)	—
Loss (gain) on extinguishment of debt	19,462	(46)	(172)
Loss (gain) and write-downs on OREO	1,024	(593)	(1,001)
(Gain) on sale of premises and equipment	—	—	(11,800)
Depreciation and amortization of premises and equipment	19,490	19,926	20,349
Loss on sale and impairment on premises and equipment	10,550	10,751	6,769
Impairment from early termination of leases	2,761	3,647	1,967
Amortization of intangibles	16,800	19,181	23,646
Amortization of low income housing tax credits	34,295	16,718	6,655
Net (gains) on sale of loans	(6,620)	(8,313)	(41)
Net (gains) losses on sales of securities	(9,428)	6,905	10,788
(Gain) on security calls available for sale	(4,897)	—	—
Loss on security calls held to maturity	17	—	—
Net (accretion) on loans	(37,305)	(90,011)	(110,942)
Net amortization of premiums on securities	30,814	34,109	38,985
Amortization of premium on certificates of deposit	(1,998)	(3,819)	(6,178)
Net accretion of discount (amortization of premium), on borrowings	129	(1,540)	(1,748)
Restricted stock expense	23,010	19,473	12,978
Stock option compensation expense	—	—	6
Originations of loans held for sale	(47,930)	(8,000)	(52,919)
Proceeds from sales of loans held for sale	39,806	28,687	33,005
Increase in cash surrender value of BOLI	(20,292)	(20,670)	(15,651)
Deferred income tax (benefit) expense	(48,492)	81,176	56,903
Other adjustments (principally net changes in other assets and other liabilities)	(107,513)	(139,198)	(114,474)
Net cash provided by operating activities	391,838	438,069	394,775
Cash flows from investing activities:
Purchases of securities:
AFS	(373,958)	(226,689)	(873,557)
HTM	(9,741)	(22,700)	(145,685)
Proceeds from maturities, calls and other principal payments on securities:
AFS	605,694	464,261	345,037
HTM	125,170	106,098	177,790
Proceeds from sales of securities AFS	484,934	1,386,236	186,914
Proceeds from sales of securities HTM	93,036	—	254
Proceeds from calls of securities AFS	149,997	—	—
Proceeds from calls of securities HTM	5,645	—	—
Loan originations, net	(1,072,709)	(953,920)	(123,454)
Portfolio loans purchased	—	—	(113,698)

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2020, 2019 and 2018
(Dollars in thousands)

	December 31,
	2020	2019	2018
Proceeds from sale of residential mortgage loans held for sale that were previously portfolio loans	—	1,409,334	—
Proceeds from sale of portfolio loans	608,545	125,555	—
Proceeds from sales of OREO	6,801	14,072	23,942
Redemption (purchase) of FHLB and FRB stock, net	85,615	117,885	(85,578)
Purchase of low income housing tax credit	(87,610)	(96,342)	(20,810)
Redemption of and benefits received on BOLI	4,564	64,317	13,294
Purchases of premises and equipment	(20,058)	(23,705)	(24,015)
Proceeds from the sale of premises and equipment	12,486	30,152	58,551
Cash (paid for) received from acquisitions	—	(1,361,804)	(481,544)
Net cash provided by (used in) investing activities	618,411	1,032,750	(1,062,559)
Cash flows from financing activities:
Net increase in transaction, savings and money market deposits	2,152,085	233,390	638,651
Net (decrease) increase in time deposits	(1,449,223)	974,939	43,471
Net increase (decrease) in short-term FHLB borrowings	187,000	(792,000)	(260,000)
Advances of term FHLB borrowings	447,000	2,350,000	4,025,000
Repayments of term FHLB borrowings	(2,497,000)	(4,150,000)	(3,435,000)
Advances under the PPP Liquidity Facility	568,350	—	—
Repayment of PPP Liquidity Facility	(568,350)	—	—
Net increase (decrease) in other borrowings	281,423	1,340	(8,824)
Repayment of 3.50% Senior Notes	(173,373)	(6,954)	(96,455)
Repayment of Subordinated Notes - 2029	(1,000)	—	—
Repayment of Subordinated Notes - Bank	(30,000)	—	—
Issuance of Subordinated Notes - 2030 and 2029, respectively	221,577	270,941	—
Net increase (decrease) in mortgage escrow funds	1,370	(14,575)	(49,750)
Proceeds from stock option exercises	610	2,909	691
Treasury shares purchased	(111,597)	(382,883)	(159,903)
Cash dividends paid - common stock	(54,495)	(58,110)	(63,118)
Cash dividends paid - preferred stock	(8,775)	(8,775)	(8,775)
Net cash (used in) provided by financing activities	(1,034,398)	(1,579,778)	625,988
Net (decrease) in cash and cash equivalents	(24,149)	(108,959)	(41,796)
Cash and cash equivalents at beginning of period	329,151	438,110	479,906
Cash and cash equivalents at end of period	$305,002	$329,151	$438,110
Supplemental cash flow information:
Interest payments	$158,663	$284,575	$236,807
Income tax payments	17,359	62,368	32,365
Real estate acquired in settlement of loans	983	6,291	15,223
Loans transferred from held for investment to held for sale	716,304	125,555	1,540,819
Securities held to maturity transferred to available for sale	—	708,627	—
Residential loans transferred from held for sale to portfolio	4,500	127,833	—
Operating cash flows from operating leases	16,106	—	—
Right-of-use assets obtained in exchange for lease liabilities	11,908	112,226	—

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2020, 2019 and 2018
(Dollars in thousands)

	December 31,
	2020	2019	2018
Acquisitions:
Non-cash assets acquired:
Total loans, net	$—	$1,217,188	$439,622
Accrued interest receivable	—	2,854	—
Goodwill	—	70,449	39,356
Premises and equipment, net	—	—	379
Other assets	—	75,379	7,071
Total non-cash assets acquired	—	1,365,870	486,428
Total liabilities assumed	—	4,066	4,884
Net non-cash asset acquired	—	1,361,804	481,544
Cash and cash equivalents acquired in acquisitions	—	—	20,508
Total consideration paid	$—	$1,361,804	$502,052

See accompanying notes to consolidated financial statements.

The Company completed the following acquisitions which are included in the “Acquisitions” portion of the consolidated statements of cash flows: (i) in the year ended December 31, 2019, the Santander Portfolio Acquisition and Woodforest Portfolio Acquisition; (ii) in the year ended December 31, 2018, the Advantage Funding Acquisition.

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)

(1) Basis of Financial Statement Presentation and Summary of Significant Accounting Policies

Nature of Business
The Company is a bank holding company and financial holding company as defined under the Bank Holding Company Act of 1956, as amended and a Delaware corporation. It owns all of the outstanding shares of the Bank and is listed on the New York Stock Exchange under the symbol STL.

The Bank, our principal subsidiary, accounts for substantially all of our consolidated assets and results of operations. An independent, full-service national bank founded in 1888, Sterling National Bank is headquartered in Pearl River, New York operates through commercial banking teams and financial centers which serve the Greater New York metropolitan region and targets the following geographic markets: (i) the New York Metro Market, which includes Manhattan, the boroughs and Long Island; and (ii) the New York Suburban Market, which consists of Rockland, Orange, Sullivan, Ulster and Westchester counties in New York and Bergen County in New Jersey. The Bank also operates its commercial finance businesses, which targets markets across the U.S. and includes ABL, payroll financing, factoring, warehouse lending, equipment financing, and public sector financing.

The Bank’s principal business is accepting deposits and investing those deposits, together with funds generated from operations and borrowings, in various types of loans and securities. The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC. The OCC and the FRB are the primary regulators for the Bank and the Company, respectively.

Nature of Operations and Principles of Consolidation
The consolidated financial statements include the accounts of Sterling, the Bank and the Bank’s wholly-owned subsidiaries. The Bank’s subsidiaries included at December 31, 2020: (i) Sterling National Funding Corp, a company that originates loans to municipalities and governmental entities and acquires securities issued by state and local governments; (ii) Sterling REIT, Inc., a real estate investment trust that holds a portion of our real estate mortgage loans; (iii) Provest Services Corp. II, which has engaged a third-party provider to sell mutual funds and annuities to the Bank’s customers; (iv) AF Agency, Inc., which provides various annuity and wealth management products through contractual agreements with various third parties, and makes insurance products available, primarily to customers of the Bank; (v) several limited liability companies which hold OREO; and (vi) several other companies that have no significant operations or assets. Intercompany transactions and balances are eliminated in consolidation.

Use of Estimates
To prepare financial statements in conformity with GAAP management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and actual results could differ. An estimate that is particularly susceptible to significant near-term change is the ACL - loans, which is discussed further below.

Reclassifications
Certain amounts from prior periods have been reclassified to conform to the current period presentation. Reclassifications had no effect on prior period net income or total stockholders’ equity.

Cash Flows
For purposes of reporting cash flows, cash equivalents include cash and deposits with other financial institutions with an original maturity of 90 days or less. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, short-term FHLB borrowings, mortgage escrow funds and other borrowings.

Restrictions on Cash
The Bank is required to maintain reserve balances comprised of cash on hand or on deposit with the Federal Reserve Bank based on a percentage of deposits; however, the Federal Reserve reduced the reserve requirement to zero effective March 26, 2020. The total reserve requirement was $0 and $92.8 million at December 31, 2020 and 2019, respectively.

Securities
Securities include U.S. government agency and government sponsored agencies securities, state and municipal and corporate bonds, and MBS. We classify our securities as either HTM or AFS and determine the appropriate classification at the time of purchase. HTM securities are limited to debt securities for which there is the intent and the ability to hold to maturity. These securities are reported at amortized cost. All other debt and marketable equity securities are classified as AFS. We do not engage in trading activities.

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
AFS securities are reported at fair value, with unrealized gains and losses (net of the related deferred income tax effect) excluded from earnings and reported in accumulated other comprehensive income or loss, a separate component of stockholders’ equity. AFS securities include securities that we intend to hold for an indefinite period of time, such as securities to be used as part of our asset/liability management strategy or securities that may be sold to fund loan growth, in response to changes in interest rates and prepayment risks, the need to increase capital, or similar factors.

Premiums on debt securities are generally amortized to interest income on a level yield basis over the period ending on the earlier of the call date or maturity. Discounts on debt securities are accreted to interest income on a level yield basis over the period to maturity. Amortization of premiums and accretion of discounts on MBS are based on the estimated cash flows of the MBS, periodically adjusted for changes in estimated lives, on a level yield basis. Gains and losses on sales of securities are recorded on the trade date and determined using the specific identification method.

Securities are evaluated for OTTI at least quarterly, and more frequently when economic and market conditions warrant such an evaluation. For securities in an unrealized loss position, we consider the extent and duration of the unrealized loss, and the financial condition of the issuer. We also assess whether we intend to sell, or it is more likely than not that we will be required to sell a security that is in an unrealized loss position before the anticipated recovery in value. If it is determined that we intend to sell or it is more likely than not that we will be required to sell, the entire difference between amortized cost and fair value is recognized through earnings. If (i) we do not expect to recover the entire amortized cost basis of the security; (ii) we do not intend to sell the security; and (iii) it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the OTTI is separated into (a) the amount representing the impairment that is related to credit factors and (b) the amount related to all other factors. The amount of OTTI related to credit factors is recognized in earnings while the amount related to other factors is recognized in other comprehensive income, net of applicable taxes. When declines in fair value as compared to amortized cost are considered to be other than temporary, the cost basis of individual equity securities is written down to estimated fair value through a charge to earnings. As of December 31, 2020, we did not intend to sell, nor is it more likely than not that we would be required to sell, any of our debt securities with unrealized losses prior to recovery of the amortized cost basis less any current period credit loss. (See Note 3. “Securities”.)

Loans Held For Sale
Commercial loans originated and intended for sale generally represent loan syndications and are carried at amortized cost, which approximates fair value, as these loans are variable-rate loans that reprice frequently and present no significant change in credit risk since origination. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Portfolio Loans
Loans where we have the intent and ability to hold for the foreseeable future or until maturity or payoff (other than loans held for sale) are reported at the principal balance outstanding, net of acquisition related purchase accounting adjustments, deferred loan fees and origination costs and net of the ACL - loans. Interest income on loans is accrued on the unpaid principal balance. We defer nonrefundable loan origination and commitment fees, and certain direct loan origination costs, and amortize the net amount as an adjustment of the yield over the estimated life of the loan using the level-yield method without anticipating prepayments. If a loan is prepaid or sold, the net deferred amount is recognized in the income statement at that time. Interest and fees on loans include prepayment fees and late charges collected.

A loan is placed on non-accrual status upon the earlier of: (i) when we determine that the borrower will be unable to meet contractual principal or interest obligations; or (ii) when payments are 90 days or more past due based on the contractual terms of the loan, unless the loan is well secured and in the process of collection. In general, uncollected past due interest is reversed and reduces current interest income. Interest payments received on non-accrual loans, including impaired loans, are generally applied to reduce the principal balance outstanding and not recognized as income. (See Note 4. “Portfolio Loans”).

Acquired Loans, Including Purchased Credit Impaired Loans
In accordance with accounting guidance in effect prior to the adoption of the CECL, acquired loans were initially recorded at fair value with no carryover of the related allowance for loan losses. Determining the fair value of the loans involved estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. Acquired loans were recorded as part of portfolio loans in the consolidated balance sheets.

Loans acquired at a discount, in part due to credit quality, were, under the prior guidance deemed PCI loans. Our PCI loans consisted of loans acquired in business combinations in 2015 and later. (See Note 2. “Acquisitions.”) PCI loans were aggregated and accounted for as a pool of loans if the loans being aggregated had common risk characteristics. The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the accretable yield, was recognized as interest income using the level yield method over the life of each loan pool. Contractually required payments for interest and principal that exceeded the undiscounted cash

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
flows expected at acquisition, or the non-accretable difference, were not recognized as a yield adjustment, a loss accrual, or as an allowance for loan losses. Increases in expected cash flows subsequent to the acquisition were recognized through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows were recognized as impairment through provision for loan loss and an increase in the allowance for loan losses.

On a quarterly basis, we continued to evaluate whether the timing and the amount of cash to be collected was reasonably expected. Subsequent significant increases in cash flows we expected to collect first reduced any previously recognized valuation allowance and then was reflected prospectively as an increase to the level yield. Subsequent decreases in expected cash flows generally resulted in the loan being considered impaired. Interest income was not recognized to the extent that the net investment in the loan would increase to an amount greater than the estimated payoff amount.

For loans for which, at acquisition there was no clear evidence of deterioration of credit quality since origination nor evidence that all contractually required payments would not be collected, we accrete interest income based on the contractually required cash flows.

Acquired loans at December 31, 2019 included loans that were acquired in : the Santander Portfolio Acquisition, the Woodforest Portfolio Acquisition and Advantage Funding Acquisition (See Note 2. “Acquisitions”); the Astoria Merger; the June 30, 2015 merger with Hudson Valley Holding Corp., and the October 31, 2013 merger between legacy Provident New York Bancorp and legacy Sterling Bancorp. Under the credit and accounting guidelines we used until December 31, 2019, once a loan relationship reached maturity and was re-underwritten, the loan was no longer considered an acquired loan and was included in originated loans. In addition, acquired performing loans that were subsequently subject to a credit evaluation, such as after designation as criticized or classified or being placed on non-accrual since the acquisition date, were also included in originated loans. Through this process acquired loans that were subject to a purchase accounting adjustment with a life of loan loss estimate become subject to our loan loss methodology and allowance for loan loss evaluation methodology.

In connection with the adoption of the CECL standard, loans that were considered PCI loans were designated as PCD loans. PCD loans are discussed below in “Recently Adopted Accounting Standards - PCD Loans.”

Allowance for Credit Losses - See “Recently Adopted Accounting Standards” below.

Allowance for Loan Losses
Prior to January 1, 2020, the incurred loss model was used to determine the allowance for loan losses, a valuation allowance, which was established through a provision for loan losses charged to expense, and represented management’s best estimate of probable incurred credit losses inherent in the loan portfolio. The level of the allowance for loan losses reflected management’s continuing evaluation of loan loss experience, specific credit risks, loan portfolio quality, industry and loan type concentrations, economic and regulatory conditions and unidentified losses inherent in the loan portfolio. The allowance for loan losses was a critical accounting estimate and required the exercise of substantial judgment by management. The allowance for loan losses consisted of specific and general components.

The specific component of the valuation reserve related to individual loans that were classified as impaired based on current and existing information that indicated it was probable that we would be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans in which the borrower was experiencing financial difficulties and for which the terms had been modified resulting in a concession were considered troubled debt restructurings (“TDRs”) and classified as impaired.

Factors considered by us in determining impairment included payment status, collateral value, and the probability of collecting scheduled principal and interest when due. Loans that experienced insignificant payment delays and payment shortfalls generally were not classified as impaired. We determined the significance of payment delays and payment shortfalls on a case-by-case basis, taking into account all circumstances surrounding the loan and the borrower, including the length of the delay, reasons for the delay, prior payment history and the amount of the shortfall in relation to the total amount owed.

Our policy was to individually evaluate loans over $750 thousand individually for evidence of impairment. If a loan was determined to be impaired, and there was a shortfall in the present value of the estimated future cash flows using the existing interest rate of the loan or as determined by the fair value of collateral if repayment was expected solely from the collateral, our practice was to charge-off the identified shortfall. Accordingly, at December 31, 2019, there was no portion of the allowance for loan losses allocated to impaired loans.

The general component of the allowance for loan losses covered loans that were evaluated collectively for evidence of impairment. Large groups of smaller balance homogeneous loans, such as consumer loans, which included home equity lines of credit and residential

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
mortgage loans, were generally collectively evaluated for impairment and were not included in the separately identified impairment disclosures. The general allowance for loan losses component of the valuation reserve also included loans that were not individually identified for impairment evaluation, such as commercial loans below the individual evaluation threshold, as well as those loans that were individually evaluated and considered at risk, but not considered impaired, including loans rated special mention. The general component of the allowance was based on historical loss experience adjusted for factors existing at the date of evaluation. The historical loss experience was determined by portfolio segment and was based on the actual loss history experienced by us over the most recent three years, except for consumer loans, which was based on the most recent two years. The actual loss experience was supplemented with relevant qualitative loss factors determined by management and included:

•levels of, and trends in, delinquencies and non-performing loans, and criticized and classified loans;
•trends in volume of loans;
•impact of exceptions to lending policies and procedures;
•experience, ability, and depth of lending management and staff;
•national and local economic trends and conditions;
•concentrations risk as a result of such factors as property type, industry, and relationship; and
•for commercial loans, trends in risk ratings.

Troubled Debt Restructuring
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

Under the CARES Act, and to account for the effects of the pandemic, financial institutions were permitted to suspend certain requirements under GAAP related to TDR for a limited period of time. To qualify for a CARES Act modification, the loan must have been current at December 31, 2019. All modifications are eligible so long as they are executed between March 1, 2020, and the earlier of (i) December 31, 2020, or (ii) the 60th day after the end of the COVID-19 national emergency. Multiple modifications of the same credits are allowed. On December 21, 2020, certain provisions of the CARES Act, including the temporary suspension of certain requirements related to TDRs, were extended through December 31, 2021. (See Note 4. “Portfolio Loans”).

Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the asset has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from us, the transferee has obtained the rights (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and when we do not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

FRBNY and FHLB Stock
As a member of the FRBNY and the FHLB, the Bank is required to hold a certain amount of FRB and FHLB common stock. This stock is a non-marketable equity security and is reported at cost. Both cash and stock dividends are reported as interest and dividend income on other earning assets in the consolidated income statements.

Premises and Equipment
Land is reported at cost, while premises and equipment are reported at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the related assets, which ranges from three years for equipment to 40 years for premises. Leasehold improvements are amortized on a straight-line basis over the terms of the respective leases, including renewal options, or the estimated useful lives of the improvements, whichever is shorter. Routine holding costs are charged to expense as incurred, while significant improvements are capitalized.

We lease certain financial centers and back office locations under operating leases. We also own certain financial centers in which we lease a portion of the location to outside parties under operating leases; however, these leases are not material. For operating leases in which we are the lessee, other than those considered to be short-term, we recognize right of use assets and related lease liabilities. Right

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
of use assets are included as a component of other assets, and lease liabilities are included with other liabilities in our consolidated balance sheets.

In recognizing right of use assets and related lease liabilities, we account for lease and non-lease components (such as taxes, insurance and common area maintenance costs) separately when such amounts are readily determinable under our lease contracts. Lease payments over the expected term were discounted using our incremental borrowing rate, which is deemed to be the FHLB advance rate for borrowings of a similar term. If it is reasonably certain that a renewal or termination option will be exercised, the effect of exercise is included in the determination of the expected lease term. Generally, we are not reasonably certain about whether or not we will renew a lease until the lease is within the last year of the existing lease term.

Goodwill, Trade Names and Other Intangible Assets
Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill and trade names that are deemed to have an indefinite useful life are not amortized, but are tested for impairment at least annually. Goodwill is generally tested for impairment in the fourth quarter of each year. However, due to the impact of COVID-19 and other macroeconomic factors, we concluded it was appropriate to evaluate the fair value of goodwill during the six months ended June 30, 2020. We engaged an independent third party to perform a quantitative goodwill impairment test. We concluded goodwill was not impaired. (See Note 7. “Goodwill and Other Intangible Assets”.)

Core deposit intangibles and customer lists are amortized to expense using an accelerated method over their estimated lives of eight to ten years. Non-compete agreements are amortized on a straight line basis. Impairment losses on intangible assets and other long-term assets are charged to expense, if and when the impairment occurs. (See Note 7. “Goodwill and Other Intangible Assets”).

Goodwill and trade names are the only intangible assets with an indefinite life on our balance sheet. We operate as one reporting unit.

BOLI
We own life insurance policies (purchased and acquired) on certain officers and key executives. BOLI is recorded at its cash surrender value, being the amount that can be realized at surrender. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are included in non-interest income on the consolidated income statements and are not subject to income taxes.

BOLI with a carrying value of $409.3 million and $397.6 million, at December 31, 2020 and 2019, respectively, included a claims stabilization reserve of $11.9 million and $11.1 million, respectively. Repayment of the claims stabilization reserve (funds transferred from the cash surrender value to provide for future death benefit payments) is guaranteed by the insurance carrier provided that certain conditions are met at the date of contract surrender. We satisfied these conditions at December 31, 2020 and 2019.

OREO
Real estate properties acquired through loan foreclosures are recorded initially at estimated fair value, less expected sales costs, with any resulting write-down charged to the ACL - loans. The carrying amount of OREO is reduced by a charge to OREO, net to and reflects any subsequent decline in the estimated fair value. Fair value estimates are based on recent appraisals and other available information. Routine holding costs are charged to expense as incurred, while significant improvements are capitalized. Gains and losses on sales of OREO properties are recognized upon disposition.

Other Borrowings - Securities Repurchase Agreements
Under the terms of securities repurchase agreements, we transfer securities to a counterparty and agree to repurchase the identical securities at a fixed price on a future date. These agreements are accounted for as secured financing transactions since we maintain effective control over the transferred securities and the transfer meets other specified criteria. Accordingly, the transaction proceeds are recorded as borrowings and the underlying securities continue to be carried in our investment securities portfolio. Disclosure of the pledged securities is made in the consolidated balance sheets if the counterparty has the right by contract to sell or re-pledge such collateral. (See Note 9. “Borrowings, Senior Notes and Subordinated Notes”).

Derivatives
Derivatives are recognized as assets and liabilities in the consolidated balance sheets and carried at fair value. For exchange-traded contracts, fair value is based on quoted market prices. For non-exchange traded contracts, fair value is based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques that may require management to exercise judgment in estimating future rates and credit activities.

The Bank enters into interest rate swap agreements with its customers as an accommodation. The Bank also enters into an offsetting agreement with a broker. Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period.

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

Fair Values of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 21. “Fair Value Measurements.” Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Retirement Plans
As part of the Astoria Merger, the Company assumed Astoria Bank’s pension plan, which covered Astoria employees and former Astoria employees meeting specified eligibility criteria. In addition to this pension plan, it assumed other non-qualified and unfunded supplemental retirement plans. We also assumed the liability for a health care plan that provided for post-retirement medical and dental coverage to select individuals, which was an active plan in which select individuals continued to vest through December 31, 2018. During 2019, we terminated the pension plan assumed in the Astoria Merger and recorded a net gain of $11.8 million on the termination. For the remainder of the retirement plans, the net liabilities are included in other liabilities in the consolidated balance sheets. (See Note 15. “Pension and Other Post Retirement Benefits”).

Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. We do not believe there are such matters that will have a material effect on the consolidated financial statements. (See Note 20. “Litigation”).

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

EPS
Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed in a similar manner to basic EPS, except that the weighted average number of common shares is increased to include incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options were exercised and unvested restricted stock became vested during the periods. (See Note 17. “Earnings Per Common Share”).

Revenue Recognition
We recognize revenue from contracts with customers, when: (i) persuasive evidence of an arrangement exists; (ii) our obligations under the contract or arrangement have been substantially satisfied; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured.

Interest income and fees. Interest income and fees on loans and investment securities are recognized based on the contractual provisions of the underlying agreements and instruments. Loan origination fees and costs are generally deferred and amortized into interest income as yield adjustments over the contractual life and / or commitment period using the effective interest method.

Payroll finance. We provide financing and business process outsourcing, including full back-office, technology and tax accounting services, to temporary staffing companies nationwide. Non-interest income is recognized at the time of billing which occurs when substantially all of our obligations have been met. We remit collections from the client’s customers to our clients for the amounts collected, net of payroll taxes withheld, and our fees, subject to a hold back reserve to offset potential uncollectible balances from the client’s end customers.

Factored Receivables. We provide accounts receivable management services. The purchase of a client’s accounts receivable is traditionally known as “factoring” and results in payment by the client of a factoring fee. The factoring fee included in non-interest income represents compensation to us for the bookkeeping and collection services provided. The factoring fee, which is non-refundable, is recognized at the time the receivable is assigned to us. Other revenue associated with factored receivables includes wire fees, technology fees, field examination fees and UCC fees. All such fees are recognized as income when our obligations to our customers are

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
satisfied. (See Note 16. “Non-Interest Income, Other Non-Interest Expense, Other Assets and Other Liabilities” for additional disclosure regarding revenue recognition.)

Stock-Based Compensation Plans
Compensation expense for stock options and non-vested stock awards/stock units is based on the fair value of the award on the measurement date, which is the date of grant. The expense is recognized ratably over the vesting period of the award. The fair value of non-vested stock awards/stock units is generally the market price of our common stock on the date of grant. (See Note 14. “Stock-Based Compensation”).

Income Taxes
Income tax expense includes U.S. federal corporate income taxes and income taxes due to states and other jurisdictions in which we operate. In the year ended December 31, 2020, income tax expense included our reasonable estimates of the impact of the CARES Act. For the year ended December 31, 2018, income tax expense included our reasonable estimates of the impact of the enactment of Tax Reform Act.

Net deferred tax assets are recognized based on the estimated future tax effects attributable to “temporary differences” between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income tax expense in the period that includes the enactment date of the change.

A deferred tax liability is recognized for all temporary differences that will result in future taxable income. A deferred tax asset is recognized for all temporary differences that will result in the availability of future tax deductions, net of any valuation allowance. A valuation allowance is recognized if, based on an analysis of available evidence, we determine that it is more likely than not that some portion, or all, of the future value, of the deferred tax asset will not be realized.

The valuation allowance is subject to ongoing adjustment based on changes in circumstances that in management’s judgment affect the realizability of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. The Company recognizes interest and/or penalties related to income tax matters in other non-interest expense.

We evaluate uncertain tax positions via a two-step process. The first step is recognition, which requires a determination of whether it is more likely than not that a tax position will be sustained upon examination by a taxing authority. The second step is measurement. Under the measurement step, a tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold is recognized in the first subsequent financial reporting period in which that threshold is met. A previously recognized tax position that no longer meets the more likely than not recognition threshold is reversed in the first subsequent financial reporting period in which the threshold is no longer met. See Note 12. “Income Taxes” for additional information regarding our uncertain tax positions as of December 31, 2020.

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

Recently Adopted Accounting Standards
We adopted the following new accounting standards effective January 1, 2020:

Effective January 1, 2020, we adopted ASU 2016-13 “ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaced the prior incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss or CECL Standard. The measurement of expected credit losses under the CECL Standard is applicable to financial assets measured at amortized cost, including portfolio loans and investment securities classified as HTM. It also applies to off-balance sheet credit exposures, including loan commitments, standby letters of credit, financial guarantees and other similar instruments. In addition, the CECL Standard changes the accounting for investment securities classified as AFS, including a

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
requirement that estimated credit losses on AFS securities be presented as an allowance rather than as a direct write-down of the carrying balance of securities which we do not intend to sell, or believe that it is more likely than not, that we will not be required to sell.

We adopted the CECL Standard using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. As discussed further below, PCD assets were measured on a prospective basis in accordance with the CECL Standard and all PCI loans at December 31, 2019 were considered PCD loans upon adoption. Results for reporting periods beginning after January 1, 2020 are presented under the CECL Standard while prior period amounts continue to be reported in accordance with previously applicable accounting guidance. The adoption of the CECL Standard resulted in the following adjustments to our consolidated financial statements:

	Change in consolidated balance sheet	Tax effect	Change to retained earnings from adoption of new accounting principle
ACL - loans	$68,088	$18,820	$49,268
ACL - loans - (adjustment related to PCI loan mark)[1]	22,496	—	—
Total ACL - loans	90,584	18,820	49,268
ACL - HTM securities	796	220	576
ACL - off balance sheet credit exposure (recorded in other liabilities)	6,095	1,685	4,410
Total impact of CECL adoption	$97,475	$20,725	$54,254
1 This amount represents gross-up of the balance of the amortized cost of PCI loans that were considered PCD loans on adoption of the CECL Standard.

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

Under prior GAAP, our ALLL was determined under the incurred loss model, using an average of actual losses incurred over the most recent two or three-year period and the application of qualitative factors to arrive at an allowance that represented our best estimate of probable incurred credit losses inherent in our loan portfolio. Under the CECL Standard, our ACL is based on an estimate of all amounts that are not expected to be collected over the contractual life of the portfolio loans. Our estimate is based on quantitative and qualitative factors.

As of December 31, 2019, a significant portion of our loans were acquired in business combination transactions and, accordingly, were subject to purchase accounting adjustments, which incorporated life of loan loss estimates at the date of acquisition into the estimate of the fair value of the loan recorded at acquisition. To the extent the acquired loan had continued to perform as expected since the date of acquisition, we generally did not calculate an allowance for loan loss for such loans. At December 31, 2019, our allowance for loan losses of $106.2 million was recorded as a valuation account against $15.4 billion of our portfolio loans. Acquired loans of $6.0 billion

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
did not have an allowance for loan loss allocation as those loans had remaining purchase accounting adjustments of $69.2 million. The composition of our portfolio loans at December 31, 2019 was the following:

	At December 31, 2019			December 31, 2019
	Originated	Acquired	Total	ALLL
C&I	$6,982,226	$1,250,493	$8,232,719	$52,548
Commercial mortgage(1)	7,788,749	2,974,100	10,762,849	44,137
Residential mortgage	541,681	1,668,431	2,210,112	7,598
Consumer	121,310	113,222	234,532	1,955
Total	$15,433,966	$6,006,246	$21,440,212	$106,238

The increase in the ACL - loans from the adoption of the CECL Standard included the following adjustments:

	ALLL as of December 31, 2019	Adjustments recorded as of January 1, 2020		ACL as of January 1, 2020
		CECL Day 1	PCD gross-up
C&I	$52,548	$44,675	$6,624	$103,847
Commercial mortgage(1)	44,137	21,384	1,440	66,961
Residential mortgage	7,598	942	13,162	21,702
Consumer	1,955	1,087	1,270	4,312
Total	$106,238	$68,088	$22,496	$196,822
(1) Commercial mortgage includes CRE, multi-family and ADC loans.

Upon adoption of the CECL Standard, loans designated as PCI loans and accounted for under ASC 310-30 were designated as PCD loans. In accordance with the CECL Standard, we did not reassess whether PCI loans met the criteria of PCD loans as of the date of adoption, and determined all PCI loans were PCD loans. On January 1, 2020, the amortized cost basis of PCD loans totaled $116.3 million. We recorded an increase to the balance of PCD loans and an increase to the ACL - loans of $22.5 million, which represented the expected credit losses for PCD loans. The remaining non-credit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2020 over the remaining estimated life of the loans. Also, in accordance with the CECL Standard, we did not reassess whether modifications to individual acquired financial assets were TDRs as of the date of adoption.

Investment Securities: Investment securities are classified as HTM and carried at amortized cost when management has the intent and ability to hold them to maturity. Investment securities classified as trading are carried at fair value, with unrealized holding gains and losses reported in earnings. Investment securities not classified as HTM or trading are classified as AFS. Securities AFS are carried at fair value, with unrealized holding gains and losses reported in comprehensive income, net of tax.

Interest income includes amortization of purchase premiums or discounts. Premiums and discounts on securities are generally amortized using the level-yield method without estimating prepayments, except for MBS, where prepayment rates are estimated. Premiums on callable investment securities are amortized to their earliest call date. Gains and losses on sales of securities are recorded on the trade date and determined using the specific identification method.

An investment security is placed on non-accrual status when management concludes it will not receive all principal and interest in a timely fashion in accordance with the terms of the security. Interest accrued but not received for a security placed on non-accrual is reversed against interest income. At December 31, 2020, there were no securities placed on non-accrual.

ACL - HTM securities: HTM securities include residential MBS issued by government agencies, federal agency securities, corporate securities, state and municipal securities and other securities. We estimate expected credit losses on HTM securities individually using a discounted cash flow methodology. Our expected loss model estimates the probability of default and loss given default based on the security rating, historical loss rates by security ratings, whether the issuer continues to make timely principal and interest payments in accordance with the contractual terms of the security, and reasonable and supportable forecasts and assumptions. For unrated state and municipal securities, we perform an internal credit evaluation and assign a rating to the security for ACL - HTM securities modeling purposes. The loss given default is estimated by security, and the aggregate amount results in the estimated ACL - HTM securities

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
balance. Included in state and municipal securities at December 31, 2020 were non-rated securities of $6.3 million, which consisted mainly of short-term general obligation securities and bond anticipation notes and tax anticipation notes issued by jurisdictions in New York State.

At December 31, 2020, all of our residential MBS and federal agency securities were issued by U.S. government entities or agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by a nationally recognized statistical rating organization and have had no historical credit defaults. We expect these securities are fully collectible, as these securities are backed by the full faith and credit of, or directly guaranteed by, the U.S. Government. Accordingly, we established no ACL for such securities.

At December 31, 2020, accrued interest receivable on HTM investment securities totaled $15.6 million and was excluded from the estimate of ACL. Accrued interest receivable on HTM investment securities is included in accrued interest receivable on the consolidated balance sheets.

ACL - AFS securities: For AFS securities which are in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell, the security before recovery of the amortized cost basis. If either of the criteria is met, the amortized cost basis of the security is written down to fair value through income. For AFS securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from an actual or estimated credit loss event or from other non-credit related factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, changes to the rating of the security, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss is likely, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, an ACL is recorded for the estimated credit loss. Any impairment that is not credit-related and has not therefore been recorded through an ACL is recognized in other comprehensive income.

Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we confirm an AFS security is uncollectible or if either of the criteria regarding intent or requirement to sell is met.

At December 31, 2020, accrued interest receivable on AFS securities totaled $10.9 million and was excluded from the estimate of credit losses. Accrued interest receivable on AFS securities is included in accrued interest receivable on the consolidated balance sheets.

Portfolio loans: Portfolio loans are loans we have the intent and ability to hold for the foreseeable future, or until maturity or payoff, and are reported at amortized cost. The amortized cost is the principal balance outstanding, net of purchase premiums and discounts, including purchase accounting adjustments from prior merger transactions, deferred loan fees and costs. At December 31, 2020, accrued interest receivable on portfolio loans totaled $71.0 million and is reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. For portfolio loans with a term of one year or more, loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

PCD Loans: We have acquired loans through direct purchase and, more often, in merger transactions, some of which have experienced more than an insignificant credit deterioration since origination. Criteria we consider to determine whether a loan should be designated PCD includes, but is not limited to, the following: (i) loans delinquent over 60 days as of the date of acquisition; (ii) loans downgraded and rated special mention or worse as of the date of acquisition; (iii) loans on non-accrual; and (iv) loans deemed collateral dependent as

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
of the date of acquisition. PCD loans are recorded at the purchase price paid. An ACL is determined using the same methodology as for other portfolio loans and the sum of the purchase price and ACL represents the initial amortized cost basis of the loan. The difference between the initial amortized cost basis and the par value of the loan represents either a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL are recorded through provision for credit loss expense. The only loans classified as PCD as of December 31, 2020 are loans that were formerly classified as PCI loans under the incurred loss model at adoption of the CECL Standard.

ACL - Loans: The ACL - loans is a valuation account that is deducted from the amortized cost basis of portfolio loans to present the net amount expected to be collected on portfolio loans over their contractual life. Loans are charged-off against the allowance when we believe any portion of the loan balance is uncollectible, and the expected recoveries do not exceed the aggregate of amounts previously charged-off or expected to be charged-off.

We estimate the balance of the ACL - loans using relevant available information and data from internal and external sources, that is related to past events, current conditions, and reasonable and supportable forecasts. The methodologies for estimating the ACL - loans apply historical loss information as, adjusted for current loan-specific risk characteristics, including differences in underwriting standards, portfolio composition, delinquency levels and loan terms as well as changes in existing and forecast macro-economic conditions such as changes in GDP, unemployment rates, credit spreads, benchmark interest rates, property values, and other relevant factors, that are reasonable and supportable, to the identified financial assets for which the historical loss experience was observed. Our methodologies revert back to historical loss information at the individual macro variable level, which begins in two to three years and converges to its long-run equilibrium, when we can no longer develop reasonable and supportable forecasts.

The ACL - loans is measured on a collective (pool) basis when the loans in the pool exhibit similar risk characteristics. We measure our warehouse lending portfolio and certain consumer loans on a pooled basis. Generally, for all other loan types, the estimated expected credit loss is also calculated at the loan level and pool assignments are only utilized for aggregating the allowance estimates of similar loan types for financial statement disclosure purposes. We have identified the following portfolio segments and estimate our ACL - loans using the following methods:

Portfolio segment	ACL Methodology	Risk characteristics	Portfolio composition
Traditional C&I	Loss rate	Actual cash flow varies from amounts estimated, changes in collateral value, business not successful	Various types of secured and unsecured traditional C&I loans to small and medium-sized businesses in our market area, including loans collateralized by assets, such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and other business assets.
ABL	Loss rate	Actual cash flow varies from amounts estimated, borrower unable to collect accounts receivable or convert inventory, uncertain value of collateral	Loans to mid-size businesses on a national basis. ABL loans are secured with a blanket lien on all business assets and will include direct control and supervision of accounts receivable, inventory, machinery and equipment and real estate collateral.
Payroll finance	Loss rate	Inability to collect on accounts receivable, delays in accounts receivable turnover	Financing and business process outsourcing, including full back-office, technology and tax accounting services, to independently-owned temporary staffing companies nationwide. Loans typically are structured as an advance used by our clients to fund their employee payroll and are outstanding on average for 40 to 45 days.
Warehouse lending	No historical losses, qualitative overlay	Inability to sell underlying mortgage loan collateral into the secondary market	Residential mortgage warehouse funding facilities to non-bank mortgage companies. These loans consist of a line of credit used as temporary financing during the period between the closing of a mortgage loan until its sale into the secondary market, which on average occurs 20 days of the original loan closing.
Factored receivables	Loss rate	Inability to collect on accounts receivable, delays in accounts receivable turnover	The purchase of a client’s accounts receivable is traditionally known as “factoring” and results in payment by the client of a factoring fee, which is generally a percentage of the factored receivables or sales volume, which is designed to compensate the Bank for the bookkeeping and collection services provided and, if applicable, its credit review of the client’s customer and assumption of customer credit risk.

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)

Portfolio segment	ACL Methodology	Risk characteristics	Portfolio composition
Equipment finance	Loss rate	Actual cash flow varies from amounts estimated, changes in collateral value	Equipment finance loans are offered through direct lending programs, third-party sources and vendor programs nationally. Our equipment finance lending mainly includes full payout term loans and secured loans for various types of business equipment.
Public sector finance	Discounted Cash Flow	Municipal tax / revenue receipts insufficient to service debt; loss of access to capital markets	Loans to state, municipal and local government entities nationally. Loans are either secured by equipment, or are obligations that are backed by the ability to levy taxes, either generally or associated with a specific project.
CRE/ multi-family	PD/LGD for non-owner occupied and loss rate for owner occupied	Actual cash flow varies from amounts estimated, changes in collateral value	CRE loans secured mainly by first liens on properties, including retail properties, office buildings, nursing homes, hotels, motels or restaurants, warehouses, schools and industrial complexes. To a lesser extent, we originate CRE loans for recreation, medical use, land, gas stations, not for profit and other categories. These loans are generally secured by properties located in our primary market area.
ADC	PD/LGD	Construction costs are greater than anticipated, changes in estimated collateral value, project completion	Construction loans are made in accordance with a schedule reflecting the cost of construction. Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers, except in cases of owner occupied construction loans. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. We provide permanent mortgage financing on most of our construction loans on income-producing property.
Residential mortgage and home equity lines of credit	PD/LGD	Product type, conforming vs. non-conforming, interest only, converted interest only, amortizing, FICO score, LTV	Residential mortgage conforming and non-conforming, fixed-rate and ARM loans with maturities up to 30 years. Also includes home equity lines of credit.
Other consumer loans	8 quarter historical loss	FICO, LTV, product type	Other consumer loans consist of loans for personal use.

Under the loss rate and the eight quarter historical loss rate methods, expected credit losses are estimated using a loss rate that is multiplied by the amortized cost of the asset at the balance sheet date. For each loan segment identified above, we apply an expected historical loss trend based on third-party loss estimates, correlate them to observed economic metrics and reasonable and supportable forecasts of economic conditions and overlay qualitative factors as determined by management.

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

Under the probability of default and loss given default method (the PD/LGD Method), expected credit losses are calculated by multiplying the PD by the LGD, and multiplying this factor by the amortized cost of the asset at the balance sheet date. The PD and LGD are calculated based on third party historical information of loan performance, real estate prices and other factors, adjusted for current conditions and reasonable and supportable forecasts.

Qualitative loss factors are based on our judgement of company, market, industry or business specific data, loan trends, changes in portfolio segment composition, delinquency and loan ratings.

When a foreclosure is deemed probable, we estimate the fair value of the collateral at the reporting date to adjust the net carrying amount of the asset and determine the ACL needed. When repayment is dependent upon the sale of the collateral, the fair value of the collateral is adjusted for estimated costs to sell. If repayment depends on the operation, rather than the sale, of the collateral, an estimate for cost to sell is not included in the fair value of the collateral.

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

Collateral Dependent Loans: A loan, with a principal balance of $750 thousand or greater, is considered to be collateral dependent when, based upon our assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For loans we designate as collateral dependent, the ACL - loans is based on the fair value of the collateral at the measurement date, adjusted for selling costs if we expect repayment of the loan depends on the sale of the collateral. We update the fair value of collateral supporting collateral dependent loans on a quarterly basis. When we believe foreclosure is probable we generally charge-off the difference as measured by the amount by which the fair value of the collateral, less cost to sell exceeds the amortized cost of the loan.

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

ACL on Off-Balance Sheet Credit Exposures: We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation, unless that obligation is unconditionally cancellable by us. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over the estimated life of the commitments. Generally, expected credit losses on commitments are based on historical losses on similar portfolio segments, economic conditions, and qualitative factors.

Our off-balance sheet credit exposures include mainly loan origination commitments on construction loans, unused committed lines on traditional C&I loans, ABL loans, equipment finance loans, warehouse lending loans, and standby and performance-based letters of credit.

Macroeconomic Assumptions: In arriving at our estimate of the ACL, we rely on economic models and forecast assumptions developed by Moody’s, our principal CECL vendor. The key forecast assumptions that drive the economic models are presented for approval to our CECL committee, which is comprised of representatives from finance, credit and risk and then incorporated into the expected loss models. The macroeconomic model scenarios are updated on a quarterly basis.

(2) Acquisitions

Santander Portfolio Acquisition
On November 29, 2019, the Bank acquired an equipment finance loan and lease portfolio consisting of equipment finance loans, sales-type leases and operating leases from Santander. In addition, the Bank obtained sales and relationship management and business development personnel who will continue to manage the acquired loan and lease portfolio and originate new loans and leases. The total consideration paid in cash at closing was $846.1 million. We acquired $764.0 million of equipment finance loans and leases (classified as portfolio loans on the consolidated balance sheets), and $74.8 million of operating leases (classified as other assets on the consolidated balance sheets). The fair value of these loans and leases was $820.1 million at the time of acquisition. The Bank paid a premium of 0.75% on the unpaid principal balance of the loans or $6.3 million. The transaction was accounted for as a business combination. We recorded a $5.1 million restructuring charge consisting mainly of severance, retention, systems integration expense and facilities consolidation, which is included in charge for asset write-downs, systems integration, severance and retention on the consolidated income statements. The acquired loans and origination platform have been fully integrated into our equipment finance business line.

Woodforest Portfolio Acquisition
On February 28, 2019, the Bank acquired a commercial loan portfolio consisting of equipment finance loans and leases and ABL loans from Woodforest. In addition, the Bank obtained sales and relationship management and business development personnel based in Novi, Michigan, who will continue to originate new loans and leases. The total consideration paid in cash at closing was $515.7 million. We acquired $166.1 million of equipment finance loans, which are mainly fixed rate loans, and $331.8 million of ABL loans, which are mainly variable rate loans. The fair value of these loans was $471.9 million at the time of acquisition. The Bank paid a premium of

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
3.75% on the unpaid principal balance of the loans or $18.7 million. The transaction was accounted for as a business combination. We recorded a $3.3 million restructuring charge consisting mainly of systems integration, severance, retention, facilities consolidation and professional fees, which is included in charge for asset write-downs, retention and severance on the consolidated income statement. The acquired loans and origination platform have been fully integrated into our ABL and equipment finance business lines.

Advantage Funding Acquisition
On April 2, 2018, the Bank acquired 100% of the outstanding common stock of Advantage Funding. The total consideration in the transaction was $502.1 million and was paid in cash on the closing date. Advantage Funding is a provider of commercial vehicle and transportation financing services based in Lake Success, New York. Advantage Funding had total outstanding loans and leases of $457.6 million on the acquisition date consisting mainly of fixed rate assets. The fair value of these loans was $439.6 million. The Bank paid a premium on the gross loans and leases receivable of 4.50% or $20.3 million. In the year ended December 31, 2018, we recorded a $4.4 million restructuring charge consisting mainly of professional fees, retention and severance compensation, systems integration expense and facilities consolidation. This charge is included in charge for asset write-downs, systems integration, severance and retention on the consolidated income statement. We recognized goodwill of $39.4 million as a result of the Advantage Funding Acquisition. The Advantage Funding Acquisition is consistent with our strategy of growing commercial loans and increasing the proportion of commercial loans in its loan portfolio. The operations of the business were fully integrated into our equipment finance business line.

(3) Securities

A summary of amortized cost and estimated fair value of our securities is presented below:

	December 31, 2020
	AFS				HTM
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	ACL - HTM
Residential MBS:
Agency-backed	$873,358	$44,911	$(9)	$918,260	$104,329	$4,100	$—	$108,429	$—
Other MBS(1)	352,473	20,811	—	373,284	—	—	—	—	—
Total residential MBS	1,225,831	65,722	(9)	1,291,544	104,329	4,100	—	108,429	—
Other securities:
Federal agencies	149,852	6,615	—	156,467	24,811	844	—	25,655	—
Corporate bonds	438,226	27,334	(2,048)	463,512	19,851	535	—	20,386	75
State and municipal	369,186	18,090	(181)	387,095	1,575,596	126,575	(69)	1,702,102	1,379
Other	—	—	—	—	17,750	189	(7)	17,932	45
Total other securities	957,264	52,039	(2,229)	1,007,074	1,638,008	128,143	(76)	1,766,075	1,499
Total securities	$2,183,095	$117,761	$(2,238)	$2,298,618	$1,742,337	$132,243	$(76)	$1,874,504	$1,499

1 Other MBS at December 31, 2020 is mainly comprised of multi-family Ginnie Mae securities.

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)

	December 31, 2019
	AFS				HTM
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Residential MBS:
Agency-backed	$1,595,766	$20,385	$(1,032)	$1,615,119	$168,743	$1,827	$(75)	$170,495
Other MBS	508,217	4,104	(44)	512,277	—	—	—	—
Total residential MBS	2,103,983	24,489	(1,076)	2,127,396	168,743	1,827	(75)	170,495
Other securities:
Federal agencies	196,809	4,582	(253)	201,138	59,475	822	—	60,297
Corporate	307,050	13,917	(45)	320,922	19,904	415	—	20,319
State and municipal	435,213	11,321	(342)	446,192	1,718,789	70,530	(134)	1,789,185
Other	—	—	—	—	12,750	147	(2)	12,895
Total other securities	939,072	29,820	(640)	968,252	1,810,918	71,914	(136)	1,882,696
Total securities	$3,043,055	$54,309	$(1,716)	$3,095,648	$1,979,661	$73,741	$(211)	$2,053,191

The amortized cost and estimated fair value of securities at December 31, 2020 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential MBS are shown separately since they are not due at a single maturity date.

	December 31, 2020
	AFS		HTM
	Amortized cost	Fair value	Amortized cost	Fair value
Other securities remaining period to contractual maturity:
One year or less	$1,425	$1,426	$23,977	$24,442
One to five years	182,909	196,132	85,605	89,850
Five to ten years	485,064	508,921	377,308	407,150
Greater than ten years	287,866	300,595	1,151,118	1,244,633
Total other securities	957,264	1,007,074	1,638,008	1,766,075
Residential MBS	1,225,831	1,291,544	104,329	108,429
Total securities	$2,183,095	$2,298,618	$1,742,337	$1,874,504

Sales of securities for the periods indicated below were as follows:

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)

	Year ended December 31,
	2020	2019	2018
AFS:
Proceeds from sales	$484,934	$1,386,236	$186,914
Gross realized gains	8,966	12,170	219
Gross realized losses	(308)	(19,075)	(10,933)
Income tax (benefit) on realized net losses	1,818	(1,450)	(2,961)
Proceeds from calls	$155,642	$—	$—
Gross realized gains	4,880	—	—
Gross realized losses	—	—	—
Income tax expense on realized net gains	—	—	—
HTM: (1)
Proceeds from sales	$93,036	$—	$254
Gross realized gains	1,809	—	—
Gross realized losses	(1,039)	—	(74)
Income tax expense (benefit) on realized net gains / (losses)	162	—	(21)

(1) In the year ended December 31, 2020, we sold $93.0 million of state and municipal securities that were classified as HTM. We evaluated the issuer and individual securities and determined that the issuer had demonstrated significant deterioration in its creditworthiness since our acquisition of the securities. In the year ended December 31, 2018, we sold a security that was classified held to maturity due to a decline in the credit rating and other evidence of deterioration of the issuer’s creditworthiness.

We adopted ASU 2017-12, as of January 1, 2019, which allowed us to reclassify a debt security from HTM to AFS if the debt security was eligible to be hedged under the last-of-layer method in accordance with ASU 2017-12. Generally, this includes debt securities that are pre-payable, including MBS, and debt securities that are callable by the issuer, which applies to many of our state and municipal debt securities. At adoption, we transferred HTM securities with a book value of $720.4 million and a fair value of $708.6 million to AFS effective January 1, 2019. In the first quarter of 2019, we sold securities with a book value of $751.9 million and received proceeds of $738.8 million, to raise liquidity for the Woodforest Portfolio Acquisition, and to reduce the amount of lower yielding securities as a percentage of total assets.

At December 31, 2020 and 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
The following table summarizes securities AFS with the amount of unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS
December 31, 2020
Residential MBS:
Agency-backed	$1,970	$(8)	$396	$(1)	$2,366	$(9)
Other securities:
Federal agencies	—	—	—	—	—	—
Corporate	—	—	83,191	(2,048)	83,191	(2,048)
State and municipal	10,872	(152)	2,507	(29)	13,379	(181)
Total other securities	10,872	(152)	85,698	(2,077)	96,570	(2,229)
Total	$12,842	$(160)	$86,094	$(2,078)	$98,936	$(2,238)
December 31, 2019
Residential MBS:
Agency-backed	$98,350	$(317)	$108,052	$(715)	$206,402	$(1,032)
Other MBS	—	—	5,916	(44)	5,916	(44)
Total residential MBS	98,350	(317)	113,968	(759)	212,318	(1,076)
Other securities:
Federal agencies	39,573	(253)	—	—	39,573	(253)
Corporate	—	—	12,006	(45)	12,006	(45)
State and municipal	12,795	(94)	14,651	(248)	27,446	(342)
Total other securities	52,368	(347)	26,657	(293)	79,025	(640)
Total	$150,718	$(664)	$140,625	$(1,052)	$291,343	$(1,716)

The adoption of CECL did not have an impact on our accounting for AFS securities. We regularly review AFS securities for impairment resulting from deterioration in the creditworthiness of the issuer using both qualitative and quantitative criteria based at the individual security level at each reporting period. Unrealized losses on corporate and state and municipal securities have not been recognized into income because we do not intend to sell and it is likely that we will not be required to sell the securities prior to the to the anticipated recovery of the security to a price that eliminates the impairment or maturity. The decline in fair value is largely due to market conditions, primarily changes in interest rates. The issuers continue to make timely principal and interest payments on the securities and the fair value is expected to recover as the securities approach maturity.

At December 31, 2020, a total of 25 AFS securities were in a continuous unrealized loss position for less than 12 months, and 61 securities were in an unrealized loss position for 12 months or longer.

The following table summarizes HTM securities with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
HTM
December 31, 2020
Residential MBS:
Agency-backed	$—	$—	$—	$—	$—	$—
Other MBS	—	—	—	—	—	—
Total residential MBS	—	—	—	—	—	—
Other securities:
Corporate	—	—	—	—	—	—
State and municipal	105	(1)	4,386	(68)	4,491	(69)
Other	9,993	(7)	—	—	9,993	(7)
Total other securities	10,098	(8)	4,386	(68)	14,484	(76)
Total	$10,098	$(8)	$4,386	$(68)	$14,484	$(76)
December 31, 2019
Residential MBS:
Agency-backed	$39,732	$(69)	$1,598	$(6)	$41,330	$(75)
Other MBS	—	—	—	—	—	—
Total residential MBS	39,732	(69)	1,598	(6)	41,330	(75)
Other securities:
State and municipal	177	(2)	8,258	(132)	8,435	(134)
Other	9,998	(2)	—	—	9,998	(2)
Total other securities	10,175	(4)	8,258	(132)	18,433	(136)
Total	$49,907	$(73)	$9,856	$(138)	$59,763	$(211)

The following table presents the activity in the ACL - HTM securities by type of security for the twelve month period ended December 31, 2020:

	Type of security
	Corporate and Other	State and municipal
ACL - HTM:
Balance at December 31, 2019	$—	$—
Impact of adoption on January 1, 2020	108	688
Provision for credit loss expense recorded in the year ended December 31, 2020	12	691
Total ACL - HTM at December 31, 2020	$120	$1,379

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

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
Credit Quality Indicators
We monitor the credit quality of HTM securities through the use of external credit ratings, internal reviews and analysis of financial information and other data, and external reviews from a third-party vendor. We monitor credit quality indicators at least quarterly. At December 31, 2020, a total of three HTM securities were in a continuous unrealized loss position for less than 12 months and 30 HTM securities were in a continuous unrealized loss position for 12 months or longer. The following table summarizes the amortized cost of HTM securities at December 31, 2020 aggregated by credit quality indicator:

Credit Rating:	Corporate and other	State and municipal
AAA	$—	$755,350
AA	17,750	523,143
A	—	290,768
BBB	—	64
Non-rated	19,851	6,271
Total	$37,601	$1,575,596

The majority of state and municipal securities had a rating of A or greater at December 31, 2020. State and municipal securities consist mainly of securities issued by local and state jurisdictions in the US. The non-rated state and municipal securities consist of general obligation securities and short-term bond anticipation notes and tax anticipation notes issued by municipalities in the state of New York. The non-rated corporate and other securities consist of two securities from regional bank issuers.

A security is considered to be delinquent once it is 30 days past due under the terms of the agreement. There were no past due securities and there were no securities on non-accrual at December 31, 2020.
Securities pledged for borrowings at FHLB and other institutions, and securities pledged for municipal deposits and other purposes were as follows:

	December 31,
	2020	2019
AFS securities pledged for borrowings, at fair value	$27,101	$22,678
AFS securities pledged for municipal deposits, at fair value	569,724	866,020
HTM securities pledged for borrowings, at amortized cost	—	483
HTM securities pledged for municipal deposits, at amortized cost	1,221,964	1,432,909
Total securities pledged	$1,818,789	$2,322,090

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
(4) Portfolio Loans

At and prior to December 31, 2019, portfolio loans were accounted for under the incurred loss model. On January 1, 2020, portfolio loans began to be accounted for under the CECL Standard. Accordingly, some of the information presented below is not comparable from period to period. See Note 1. “Basis of Financial Statement Presentation and Summary of Significant Accounting Policies - Recently Adopted Accounting Standards” for additional information.

The composition of our loan portfolio, including leases net of unearned discounts and excluding loans held for sale, was the following:

	December 31, 2020	December 31, 2019
Commercial:
C&I:
Traditional C&I	$2,920,205	$2,355,031
ABL	803,004	1,082,618
Payroll finance	159,237	226,866
Warehouse lending	1,953,677	1,330,884
Factored receivables	220,217	223,638
Equipment finance	1,531,109	1,800,564
Public sector finance	1,572,819	1,213,118
Total C&I	9,160,268	8,232,719
Commercial mortgage:
CRE	5,831,990	5,418,648
Multi-family	4,406,660	4,876,870
ADC	642,943	467,331
Total commercial mortgage	10,881,593	10,762,849
Total commercial	20,041,861	18,995,568
Residential mortgage	1,616,641	2,210,112
Consumer	189,907	234,532
Total portfolio loans	21,848,409	21,440,212
ACL - loans[1]	(326,100)	(106,238)
Total portfolio loans, net	$21,522,309	$21,333,974
1ACL - loans is applicable to 2020 only, in 2019 the allowance for loan losses was calculated under the former incurred loss model.

Portfolio loans are shown at amortized cost, which includes deferred fees, deferred costs and purchase accounting adjustments, which were $20.9 million at December 31, 2020 and $79.6 million at December 31, 2019.

Included in traditional C&I loans at December 31, 2020 were $142.8 million in principal balances on loans originated under the SBA PPP. The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program, the PPP. These loans are 100% guaranteed by the SBA and the full principal amount of the loan may qualify for forgiveness. The loans we originated have a maturity of two years, an interest rate of 1.00% and loan payments are deferred for the initial nine months. During 2020, we sold $461.7 million of the PPP loans we originated.

In the third quarter of 2020, we sold the majority of our non-performing residential mortgage loans which had a carrying value of $53.2 million and our remaining small balance transportation finance loans which had a carrying value of $106.2 million. In the first quarter of 2020, we sold a portion of our small balance transportation finance portfolio which had a carrying value of $95.2 million.

At December 31, 2020, we pledged loans totaling $6.5 billion to the FHLB as collateral for certain borrowing arrangements. See Note 9. “Borrowings, Senior Notes and Subordinated Notes”.

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)

See Note 10. “Leases” for additional information regarding assets leased to others that are classified as portfolio loans.

The following tables set forth the amounts and status of our loans and TDRs at December 31, 2020 and 2019:

	December 31, 2020
	Current	30-59 days past due	60-89 days past due	90+ days past due	Total
Traditional C&I	$2,905,964	$1,215	$6,054	$6,972	$2,920,205
ABL	803,004	—	—	—	803,004
Payroll finance	159,237	—	—	—	159,237
Warehouse lending	1,953,677	—	—	—	1,953,677
Factored receivables	220,217	—	—	—	220,217
Equipment finance	1,469,653	24,286	11,077	26,093	1,531,109
Public sector finance	1,572,819	—	—	—	1,572,819
CRE	5,794,115	13,591	17,421	6,863	5,831,990
Multi-family	4,393,950	11,578	811	321	4,406,660
ADC	612,943	—	—	30,000	642,943
Residential mortgage	1,590,068	7,444	3,426	15,703	1,616,641
Consumer	178,587	1,043	907	9,370	189,907
Total loans	$21,654,234	$59,157	$39,696	$95,322	$21,848,409
Total TDRs included above	60,257	$2,927	$13,492	$2,295	$78,971
Non-performing loans:
Loans 90+ days past due and still accruing				$170
Non-accrual loans				166,889
Total non-performing loans				$167,059

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)

	December 31, 2019
	Current	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$2,324,737	$961	$2,075	$110	$27,148	$2,355,031
ABL	1,077,652	—	—	—	4,966	1,082,618
Payroll finance	217,470	—	—	—	9,396	226,866
Warehouse lending	1,330,884	—	—	—	—	1,330,884
Factored receivables	223,638	—	—	—	—	223,638
Equipment finance	1,739,772	15,678	12,064	—	33,050	1,800,564
Public sector finance	1,213,118	—	—	—	—	1,213,118
CRE	5,391,483	762	190	—	26,213	5,418,648
Multi-family	4,872,379	1,078	13	—	3,400	4,876,870
ADC	466,826	71	—	—	434	467,331
Residential mortgage	2,129,840	17,904	93	—	62,275	2,210,112
Consumer	220,372	1,988	3	—	12,169	234,532
Total loans	$21,208,171	$38,442	$14,438	$110	$179,051	$21,440,212
Total TDRs included above	$49,260	$547	$—	$—	$25,849	$75,656
Non-performing loans:
Loans 90+ days past due and still accruing					$110
Non-accrual loans					179,051
Total non-performing loans					$179,161

The following table presents the amortized cost basis of collateral-dependent loans by loan type and collateral as of December 31, 2020:

	Collateral type
	Real estate	Business assets	Equipment	Taxi medallions	Total
Traditional C&I	$425	$—	$5,998	$10,916	$17,339
ABL	—	8,280	—	—	8,280
Payroll finance	—	2,300	—	—	2,300
Equipment finance	—	1,117	10,461	—	11,578
CRE	53,212	—	—	—	53,212
Multi-family	9,914	—	—	—	9,914
ADC	30,000	—	—	—	30,000
Residential mortgage	5,025	—	—	—	5,025
Consumer	7,384	—	—	—	7,384
Total	$105,960	$11,697	$16,459	$10,916	$145,032

There were no warehouse lending, factored receivable or public sector finance loans that were collateral-dependent at December 31, 2020. Collateral-dependent loans include all loans that were TDRs at December 31, 2020. In the table above, $115.9 million of the total loans were on non-accrual at December 31, 2020. Business assets that secure traditional C&I and ABL loans generally include accounts receivable, inventory, machinery and equipment.

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
The following table provides additional information on our non-accrual loans and loans 90 days past due at December 31, 2020:

	December 31, 2020
	Total non-accrual Loans	Non-accrual loans with no ACL	Loans 90 days or more past due still accruing interest
Traditional C&I	$19,223	$16,914	$94
ABL	5,255	4,613	—
Payroll finance	2,300	2,300	—
Equipment finance	30,634	11,578	2
CRE	46,053	38,529	74
Multi-family	4,485	2,156	—
ADC	30,000	—	—
Residential mortgage	18,661	808	—
Consumer	10,278	875	—
Total	$166,889	$77,773	$170

There were no factored receivables, warehouse lending or public sector finance loans that were non-accrual or 90 days past due at December 31, 2020.

When the ultimate collectability of the total principal of a collateral dependent loan is in doubt and the loan is on non-accrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an collateral dependent loan is not in doubt and the loan is on non-accrual status, contractual interest may be credited to interest income when received, under the cash basis method.

At December 31, 2020 and 2019, the recorded investment in residential mortgage loans that were formally in process of foreclosure was $3.2 million and $38.0 million, respectively, which are included in non-accrual residential mortgage loans above.

The following table provides information on accrued interest receivable that was reversed against interest income for the years ended December 31, 2020, 2019 and 2018:

	Interest reversed
	For the year ended December 31,
	2020	2019	2018
Traditional C&I	$115	$136	$237
ABL	67	77	—
Payroll finance	—	175	—
Equipment finance	60	441	—
CRE	922	88	270
Multi-family	155	36	19
ADC	297	5	—
Residential mortgage	539	406	12
Consumer	43	62	32
Total interest reversed	$2,198	$1,426	$570

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
The following table sets forth loans evaluated for impairment by segment and the allowance evaluated by segment at December 31, 2019:

	Loans evaluated by segment				Allowance evaluated by segment
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI loans	Total loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total ACL - loans
Traditional C&I	$29,838	$2,320,256	$4,937	$2,355,031	$—	$15,951	$15,951
ABL	4,684	1,064,275	13,659	1,082,618	—	14,272	14,272
Payroll finance	9,396	217,470	—	226,866	—	2,064	2,064
Warehouse lending	—	1,330,884	—	1,330,884	—	917	917
Factored receivables	—	223,638	—	223,638	—	654	654
Equipment finance	4,971	1,794,036	1,557	1,800,564	—	16,723	16,723
Public sector finance	—	1,213,118	—	1,213,118	—	1,967	1,967
CRE	39,882	5,358,023	20,743	5,418,648	—	27,965	27,965
Multi-family	11,159	4,860,246	5,465	4,876,870	—	11,440	11,440
ADC	—	467,331	—	467,331	—	4,732	4,732
Residential mortgage	6,364	2,140,650	63,098	2,210,112	—	7,598	7,598
Consumer	2,731	224,986	6,815	234,532	—	1,955	1,955
Total loans	$109,025	$21,214,913	$116,274	$21,440,212	$—	$106,238	$106,238

The following table presents loans individually evaluated for impairment by segment of loans at December 31, 2019:

	December 31, 2019
	Unpaid principal balance	Recorded investment
Loans with no related allowance recorded:
Traditional C&I	$39,595	$29,838
ABL	16,181	4,684
Payroll finance	9,396	9,396
Equipment finance	6,409	4,971
CRE	44,526	39,882
Multi-family	11,491	11,159
Residential	7,728	6,364
Consumer	2,928	2,731
Total	$138,254	$109,025

Our policy generally requires a charge-off of the difference between the present value of the cash flows or the net value of the collateral securing the loan and our recorded investment. As a result, there were no impaired loans with an allowance recorded at December 31, 2019.

Short-term Loan Deferrals
Under the CARES Act, financial institutions are permitted not to classify loan modifications as TDRs if those modifications were in connection with the impact of COVID-19 providing:

•The modifications were made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the public health emergency, and

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)

•The underlying loans were not more than 30 days past due as of December 31, 2019.

We implemented a loan modification program in accordance with the CARES Act to provide temporary relief to borrowers that meet the requirements. The program allows for deferral of payments for up to 90 days, which we may extend for an additional 90 days at our option. The deferred payments and accrued interest during the deferral period are due and payable on or before the maturity of the loan. At December 31, 2020, we had temporary deferrals on 359 loans with an outstanding balance of $208.4 million. There was $9.2 million of accrued interest associated with these loans. Under the provisions of the CARES Act, none of these loans were considered a TDR at December 31, 2020.

The relief related to TDRs under the CARES Act was extended by the Consolidated Appropriations Act of 2021. Under the Consolidated Appropriations Act, relief under the CARES Act will continue to the earlier of (i) 60 days after the date the COVID-19 national emergency comes to an end or (ii) January 1, 2022.

The table below reflects the balance of deferrals by portfolio as of December 31, 2020:

				Non-pass rated loans
	Loan balance outstanding	Deferral of principal and interest	%	Special mention	Substandard
Commercial
C&I:
Traditional C&I	$2,920,205	$413	—%	$—	$—
ABL	803,004	—	—	—	—
Payroll finance	159,237	—	—	—	—
Warehouse lending	1,953,677	—	—	—	—
Factored receivables	220,217	—	—	—	—
Equipment finance	1,531,109	2,403	0.2	—	1,194
Public sector finance	1,572,819	—	—	—	—
Total C&I	9,160,268	2,816	—	—	1,194
Commercial mortgage:
CRE	5,831,990	60,032	1.0	19,323	24,243
Multi-family	4,406,660	22,216	0.5	8,178	—
ADC	642,943	—	—	—	—
Total commercial mortgage	10,881,593	82,248	0.8	27,501	24,243
Total commercial	20,041,861	85,064	0.4	27,501	25,437
Residential	1,616,641	116,254	7.2	—	865
Consumer	189,907	7,093	3.7	—	—
Total Portfolio loans	$21,848,409	$208,411	1.0%	$27,501	$26,302

The following tables present the average recorded investment and interest income recognized related to loans individually evaluated for impairment by segment for 2019 and 2018:

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)

	For the year ended December 31,
	2019		2018
	YTD average recorded investment	Interest income recognized	YTD average recorded investment	Interest income recognized
With no related allowance recorded:
Traditional C&I	$32,253	$329	$38,242	$1,073
ABL	15,930	—	9,440	—
Payroll finance	2,349	—	—	—
Equipment finance	5,111	23	965	—
CRE	31,177	531	23,671	777
Multi-family	5,809	58	1,713	65
ADC	386	13	—	—
Residential mortgage	5,548	4	1,751	—
Consumer	3,646	—	4,248	—
Total	$102,209	$958	$80,030	$1,915

Troubled Debt Restructuring

At December 31, 2020 and December 31, 2019, TDRs were $79.0 million and $75.7 million, respectively. Our ACL - loans related to TDRs amounted to $915 thousand and $2.3 million at December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020 or December 31, 2019 we did not have any outstanding commitments to lend additional amounts to customers with loans classified as TDRs.

The modification of the terms of loans that were subject to a TDR in the twelve months ended December 31, 2020 and December 31, 2019 consisted mainly of an extension of a loan maturity date, converting a loan to interest only for a defined period of time, deferral of interest payments, waiver of certain covenants, or reducing collateral requirements or interest rates.

The following tables set forth the amounts and past due status of the Company’s TDRs at December 31, 2020 and December 31, 2019:

	December 31, 2020
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$892	$—	$—	$—	$2,976	$3,868
ABL	3,668	—	—	—	643	4,311
Equipment finance	1,100	—	—	—	3,080	4,180
CRE	15,555	—	—	—	33,993	49,548
Multi-family	7,758	—	—	—	—	7,758
ADC	—	—	—	—	—	—
Residential mortgage	5,998	491	—	—	672	7,161
Consumer	2,030	—	—	—	115	2,145
Total	$37,001	$491	$—	$—	$41,479	$78,971

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)

	December 31, 2019
	Current loans	30-59 days past due	60-89 days past due	90+ days past due	Non- accrual	Total
Traditional C&I	$929	$—	$—	$—	$13,392	$14,321
ABL	—	—	—	—	912	912
Equipment finance	5,261	—	—	—	3,764	9,025
CRE	25,295	—	—	—	4,600	29,895
Multi-family	7,819	—	—	—	—	7,819
ADC	—	—	—	—	434	434
Residential mortgage	7,537	547	—	—	2,507	10,591
Consumer	2,419	—	—	—	240	2,659
Total	$49,260	$547	$—	$—	$25,849	$75,656

The following table identifies TDRs that occurred during 2020 and 2019:

	December 31, 2020			December 31, 2019
		Recorded investment			Recorded investment
	Number	Pre- modification	Post- modification	Number	Pre- modification	Post- modification
Traditional C&I	—	$—	$—	1	$5,026	$5,026
ABL	2	10,553	9,822	—	—	—
Equipment finance	1	1,027	773	8	8,563	7,728
CRE	1	24,270	24,270	2	15,659	15,659
Multi-family	—	—	—	1	7,819	7,819
Residential mortgage	—	—	—	6	3,215	3,215
Total TDRs	4	$35,850	$34,865	18	$40,282	$39,447

The amount of TDRs charged-off against the ACL - loans was $12.5 million in 2020, $630 thousand in 2019, and $2.0 million in 2018. TDRs that subsequently defaulted resulted in provision for credit losses - loans of $11.2 million during the year ended December 31, 2020.

During the twelve months ended December 31, 2020, there were three equipment finance loans, two CRE loans, three residential mortgage loans and two consumer loans that were designated as a TDR that experienced payment defaults within the twelve months following the modification, which totaled $17.2 million. During the twelve months ended December 31, 2019, except for certain TDRs that are included in non-accrual loans, there was one TDR that experienced a payment default within the twelve months following a modification. A payment default is defined as missing three consecutive monthly payments or being over 90 days past due on a payment contractually due. TDRs are formal loan modifications which consist mainly of an extension of the loan maturity date, converting a loan to interest only for some defined period of time, deferral of interest payments, waiver of certain covenants, or reducing collateral requirements or interest rates.

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
(5) ACL - Loans

Activity in the ACL - loans for 2020 is summarized below:

	For the year ended December 31, 2020
	Beginning balance	CECL Day 1	Charge-offs	Recoveries	Net charge-offs	Provision/ (credit)	Ending balance
Traditional C&I	$15,951	$5,325	$(23,132)	$1,462	$(21,670)	$43,064	$42,670
ABL	14,272	11,973	(3,782)	—	(3,782)	(9,701)	12,762
Payroll finance	2,064	1,334	(1,290)	310	(980)	(461)	1,957
Warehouse lending	917	(362)	—	—	—	1,169	1,724
Factored receivables	654	795	(12,730)	312	(12,418)	13,873	2,904
Equipment finance	16,723	33,000	(58,229)	2,525	(55,704)	37,775	31,794
Public sector finance	1,967	(766)	—	—	—	3,315	4,516
CRE	27,965	8,037	(8,202)	818	(7,384)	126,695	155,313
Multi-family	11,440	14,906	(584)	1	(583)	7,557	33,320
ADC	4,732	(119)	(311)	105	(206)	13,520	17,927
Residential mortgage	7,598	14,104	(19,150)	1	(19,149)	13,976	16,529
Consumer	1,955	2,357	(1,736)	1,207	(529)	901	4,684
Total ACL - loans	$106,238	$90,584	$(129,146)	$6,741	$(122,405)	$251,683	$326,100
Annualized net charge-offs to average loans outstanding							0.56%

On January 1, 2020, we adopted CECL, which replaced the incurred loss method used in prior periods for determining the provision for credit losses and the ACL with an expected loss model. Under CECL, we record an expected loss related to all cash flows we do not expect to collect over the life of the loan at the inception of the loan and at each subsequent remeasurement date. The adoption of CECL resulted in an increase in our ACL - loans of $90.6 million, which did not impact our consolidated income statements but was recorded in accordance with the CECL Standard as a reduction in stockholders’ equity. We recorded provision for credit losses - loans of $251.7 million for the twelve months ended December 31, 2020.

The tables below for the years ended December 31, 2019 and 2018 present the roll forward of the allowance for loan losses under the former incurred loss methodology.

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)

	For the year ended December 31, 2019
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Traditional C&I	$14,201	$(6,186)	$952	$(5,234)	$6,984	$15,951
ABL	7,979	(18,984)	—	(18,984)	25,277	14,272
Payroll finance	2,738	(252)	17	(235)	(439)	2,064
Warehouse lending	2,800	—	—	—	(1,883)	917
Factored receivables	1,064	(141)	137	(4)	(406)	654
Equipment finance	12,450	(7,034)	723	(6,311)	10,584	16,723
Public sector finance	1,739	—	—	—	228	1,967
CRE	32,285	(891)	845	(46)	(4,274)	27,965
Multi-family	8,355	—	304	304	2,781	11,440
ADC	1,769	(6)	—	(6)	2,969	4,732
Residential mortgage	7,454	(4,092)	133	(3,959)	4,103	7,598
Consumer	2,843	(1,552)	603	(949)	61	1,955
Total allowance for loan losses	$95,677	$(39,138)	$3,714	$(35,424)	$45,985	$106,238
Annualized net charge-offs to average loans outstanding						0.17%

	For the year ended December 31, 2018
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision	Ending balance
Traditional C&I	$19,072	$(9,270)	$1,080	$(8,190)	$3,319	$14,201
ABL	6,625	(4,936)	9	(4,927)	6,281	7,979
Payroll finance	1,565	(337)	43	(294)	1,467	2,738
Warehouse lending	3,705	—	—	—	(905)	2,800
Factored receivables	1,395	(205)	15	(190)	(141)	1,064
Equipment finance	4,862	(8,565)	951	(7,614)	15,202	12,450
Public sector finance	1,797	—	—	—	(58)	1,739
CRE	24,945	(4,935)	888	(4,047)	11,387	32,285
Multi-family	3,261	(308)	283	(25)	5,119	8,355
ADC	1,680	(721)	—	(721)	810	1,769
Residential mortgage	5,819	(1,391)	64	(1,327)	2,962	7,454
Consumer	3,181	(1,408)	513	(895)	557	2,843
Total allowance for loan losses	$77,907	$(32,076)	$3,846	$(28,230)	$46,000	$95,677
Annualized net charge-offs to average loans outstanding						0.14%

Credit Quality Indicators
As part of the on-going monitoring of the credit quality of our loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk grade of commercial loans; (ii) the level of classified commercial loans; (iii) the delinquency status of residential mortgage loans and consumer loans; (iv) net charge-offs; (v) non-performing loans (see details above); and (vi) the general economic conditions in the Greater New York metropolitan region and nationally as appropriate. The Bank analyzes most loans individually by classifying the loans based on their assigned credit risk. Residential mortgage loans and consumer loans are evaluated on a homogeneous pool basis unless the loan balance is greater than $500 thousand. This analysis is performed at least quarterly on all criticized/classified loans. The Bank uses the following definitions of risk ratings:

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

7 - Special Mention (OCC definition) - OAEM are loans that have potential weaknesses which may, if not reversed or corrected, weaken the asset or inadequately protect the Bank’s credit position at some future date. Such assets constitute an undue and unwarranted credit risk but not to the point of justifying a classification of “Substandard.” The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances surrounding a specific asset.

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

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
Loans that are risk-rated 1 through 6 as defined above are considered to be pass-rated loans. As of December 31, 2020, the risk category of gross loans by segment was as follows:

	Special Mention	Substandard
December 31, 2020
Traditional C&I	$24,162	$84,792
ABL	111,597	11,669
Payroll finance	—	2,300
Factored receivables	5,523	—
Equipment finance	7,737	45,018
CRE	249,403	280,796
Multi-family	61,146	44,872
ADC	1,407	30,000
Residential mortgage	468	18,942
Consumer	15	10,371
Total	$461,458	$528,760

As of December 31, 2019, the risk category of gross loans by segment was as follows:

	Special Mention			Substandard
	Originated	Acquired	Total	Originated	Acquired	Total
Traditional C&I	$8,349	$54	$8,403	$38,669	$801	$39,470
ABL	57,560	20,885	78,445	24,508	—	24,508
Payroll finance	437	—	437	17,156	—	17,156
Equipment finance	18,639	7,258	25,897	42,503	—	42,503
CRE	16,926	9,437	26,363	75,761	4,231	79,992
Multi-family	18,463	—	18,463	15,425	822	16,247
ADC	1,855	—	1,855	505	—	505
Residential mortgage	93	—	93	41,552	21,219	62,771
Consumer	20	—	20	9,209	3,067	12,276
Total	$122,342	$37,634	$159,976	$265,288	$30,140	$295,428

At December 31, 2019, there were $74.7 million of special mention loans and $119.9 million of substandard loans that were originally considered acquired loans but were migrated to the originated loans portfolio as they have been designated criticized or classified status or have been placed on non-accrual since the acquisition date.
There was a $304 thousand traditional C&I loan rated doubtful at December 31, 2020. There were no loans rated doubtful at December 31, 2019. There were no loans rated loss at December 31, 2020 and 2019.

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)

	Term loans amortized cost basis by origination year							Revolving loans converted to term
	2020	2019	2018	2017	2016	Prior	Revolving loans		Total
Traditional C&I
Pass	$439,320	$237,124	$268,082	$130,648	$68,994	$139,922	$1,526,857	$—	$2,810,947
Special mention	31	3,268	3,819	1,300	3,006	2,878	9,860	—	24,162
Substandard	136	40,319	5,736	6,994	100	6,696	24,811	—	84,792
Doubtful	—	—	—	—	—	—	304		304
Total traditional C&I	439,487	280,711	277,637	138,942	72,100	149,496	1,561,832	—	2,920,205
ABL
Pass	—	2,695	3,167	8,245	24,138	480	641,013	—	679,738
Special mention	6,500	772	723	15,330	3,011	—	85,261	—	111,597
Substandard	—	—	—	—	1,141	653	9,875	—	11,669
Total ABL	6,500	3,467	3,890	23,575	28,290	1,133	736,149	—	803,004
Payroll Finance
Pass	—	—	8,444	—	—	—	148,493	—	156,937
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	2,300	—	2,300
Total payroll finance	—	—	8,444	—	—	—	150,793	—	159,237
Warehouse Lending
Pass	164,499	76,685	181,885	245,290	657,044	628,274	—	—	1,953,677
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total warehouse lending	164,499	76,685	181,885	245,290	657,044	628,274	—	—	1,953,677
Factored Receivables
Pass	—	—	—	—	—	—	214,694	—	214,694
Special mention	—	—	—	—	—	—	5,523	—	5,523
Substandard	—	—	—	—	—	—	—	—	—
Total factored receivables	—	—	—	—	—	—	220,217	—	220,217
Equipment Finance
Pass	449,409	537,994	252,477	113,352	77,241	47,881	—	—	1,478,354
Special mention	—	3,847	1,827	944	76	1,043	—	—	7,737
Substandard	23	19,424	8,898	12,714	2,407	1,552	—	—	45,018
Total equipment finance	449,432	561,265	263,202	127,010	79,724	50,476	—	—	1,531,109

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)

	Term loans amortized cost basis by origination year							Revolving loans converted to term
	2020	2019	2018	2017	2016	Prior	Revolving loans		Total
Public Sector Finance
Pass	452,330	400,674	208,683	267,076	178,670	65,386	—	—	1,572,819
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total public sector finance	452,330	400,674	208,683	267,076	178,670	65,386	—	—	1,572,819
CRE
Pass	1,081,860	1,259,292	894,965	486,185	527,882	1,051,607	—	—	5,301,791
Special mention	9,158	66,563	21,453	72,570	38,600	41,059	—	—	249,403
Substandard	27,369	46,571	84,170	1,988	22,997	97,701	—	—	280,796
Total CRE	1,118,387	1,372,426	1,000,588	560,743	589,479	1,190,367	—	—	5,831,990
Multi-family
Pass	369,882	774,194	412,306	616,513	572,433	1,484,098	71,216	—	4,300,642
Special mention	—	—	11,914	30,152	—	17,339	1,741	—	61,146
Substandard	—	3,688	4,763	—	5,318	30,022	1,081	—	44,872
Total multi-family	369,882	777,882	428,983	646,665	577,751	1,531,459	74,038	—	4,406,660
ADC
Pass	94,840	270,584	127,648	69,145	26,646	22,673	—	—	611,536
Special mention	1,407	—	—	—	—	—	—	—	1,407
Substandard	—	—	—	30,000	—	—	—	—	30,000
Total ADC	96,247	270,584	127,648	99,145	26,646	22,673	—	—	642,943
Residential
Pass	5,043	11,940	39,338	46,551	115,918	1,378,441	—	—	1,597,231
Special mention	—	—	—	—	—	468	—	—	468
Substandard	—	—	520	—	—	18,422	—	—	18,942
Total residential	5,043	11,940	39,858	46,551	115,918	1,397,331	—	—	1,616,641
Consumer
Pass	75	400	457	278	85	5,334	109,491	63,401	179,521
Special mention	—	—	—	—	—	—	15	—	15
Substandard	—	—	—	—	—	441	2,795	7,135	10,371
Total consumer	75	400	457	278	85	5,775	112,301	70,536	189,907
Total Loans	$3,101,882	$3,756,034	$2,541,275	$2,155,275	$2,325,707	$5,042,370	$2,855,330	$70,536	$21,848,409

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
(6) Premises and Equipment, Net

Premises and equipment are summarized as follows:

	December 31,
	2020	2019
Land and land improvements	$91,215	$105,683
Buildings	79,726	92,762
Leasehold improvements	32,910	29,956
Furniture, fixtures and equipment	116,223	105,397
Total premises and equipment, gross	320,074	333,798
Accumulated depreciation and amortization	(117,519)	(106,728)
Total premises and equipment, net	$202,555	$227,070

Depreciation and amortization of premises and equipment totaled $19.5 million, $19.9 million and $20.3 million for the years ended 2020, 2019, and 2018, respectively.

(7) Goodwill and Other Intangible Assets

Goodwill and other intangible assets are presented in the tables below. Acquired goodwill includes $44.8 million from the Woodforest Portfolio Acquisition and $25.7 million from the Santander Portfolio Acquisition both completed in 2019. (See Note 2. “Acquisitions”).

Goodwill
The change in goodwill for the periods presented was as follows:

	For the year ended December 31,
	2020	2019
Beginning of period balance	$1,683,482	$1,613,033
Acquired goodwill	—	70,449
End of period balance	$1,683,482	$1,683,482

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
Other intangible assets
The balance of other intangible assets for the periods presented was as follows:

	Gross intangible assets	Accumulated amortization	Net intangible assets
December 31, 2020
Core deposits	$157,959	$(88,151)	$69,808
Customer lists	10,450	(7,194)	3,256
Non-compete agreements	11,808	(11,808)	—
Trade name	20,500	—	20,500
	$200,717	$(107,153)	$93,564

December 31, 2019
Core deposits	$157,959	$(72,037)	$85,922
Customer lists	10,450	(6,508)	3,942
Non-compete agreements	11,808	(11,808)	—
Trade name	20,500	—	20,500
	$200,717	$(90,353)	$110,364

Impairment of goodwill and other intangible assets may exist when the carrying value of goodwill exceeds its fair value. To the extent that it is determined that the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. During the quarter ended June 30, 2020, in the context of the severe deterioration in macroeconomic conditions that resulted from the pandemic and other factors, we concluded a quantitative evaluation of goodwill was required to determine if it was more likely than not that goodwill and other intangible assets were impaired. We engaged an independent third-party to perform a quantitative goodwill impairment test. The third-party relied mainly on a discounted cash flow analysis to estimate fair value, which was determined to be approximately 10% greater than carrying value. We performed a qualitative analysis for the existence of goodwill impairment at December 31, 2020, and concluded our goodwill and other intangible assets were not impaired.

If we deem our intangible assets to be impaired in the future, a non-cash charge for the amount of such impairment would be recorded to earnings. The charge would have no impact on tangible capital or our regulatory capital ratios.

With the exception of the trade name, other intangible assets are amortized on a straight-line or accelerated basis over their estimated useful lives, which range from one to 10 years. Other intangible asset amortization expense totaled $16.8 million in 2020; $19.2 million in 2019; and $23.6 million in 2018. The estimated aggregate future amortization expense for other intangible assets remaining as of December 31, 2020 was as follows:

Amortization expense
2021	$15,103
2022	13,703
2023	12,322
2024	10,448
2025	8,722
Thereafter	12,766
Total	$73,064

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
(8) Deposits

Deposit balances at December 31, 2020 and 2019 are summarized as follows:

	December 31,
	2020	2019
Non-interest bearing demand	$5,443,907	$4,304,943
Interest bearing demand	4,960,800	4,427,012
Savings	2,603,570	2,652,764
Money market	8,114,415	7,585,888
Certificates of deposit	1,996,830	3,448,051
Total deposits	$23,119,522	$22,418,658

Municipal deposits totaled $1.6 billion and $2.0 billion at December 31, 2020 and December 31, 2019, respectively. See Note 3. “Securities” for the amount of securities that were pledged as collateral for municipal deposits and other purposes.

Certificates of deposit had remaining periods to contractual maturity as follows:

	December 31,
	2020	2019
Remaining period to contractual maturity:
Less than one year	$1,629,168	$3,009,102
One to two years	158,830	221,227
Two to three years	62,632	107,589
Three to four years	58,672	47,711
Four to five years	87,528	62,422
Total certificates of deposit	$1,996,830	$3,448,051

Certificate of deposit accounts that exceeded the FDIC Insurance limit of $250 thousand totaled $318.6 million and $1.4 billion at December 31, 2020 and 2019, respectively. Of the $318.6 million of certificates of deposit accounts greater than $250 thousand at December 31, 2020, $100.0 million were brokered certificates of deposit, which are mainly an aggregation of individual depositor accounts below the FDIC insurance limit.

Listed below are our brokered deposits:

	December 31,
	2020	2019
Interest bearing demand	$433,790	$149,566
Money market	1,045,478	944,627
Certificates of deposit	100,003	772,251
Total brokered deposits	$1,579,271	$1,866,444

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
(9) Borrowings, Senior Notes and Subordinated Notes

Our borrowings and weighted average interest rates are summarized as follows:

	December 31,
	2020		2019
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB advances and overnight	$382,000	0.35%	$2,245,653	2.04%
Repurchase agreements	27,101	0.10	22,678	1.20
Federal funds purchased	277,000	0.11	—	—
Subordinated Notes - Bank	143,703	5.45	173,182	5.45
Subordinated Notes - 2029	270,284	4.17	270,941	4.17
Subordinated Notes - 2030	221,626	4.06	—	—
3.50% Senior Notes	—	—	173,504	3.19
Total borrowings	$1,321,714	2.25	$2,885,958	2.53
By remaining period to maturity:
Less than one year	$686,101	0.24%	$1,491,446	2.19%
One to two years	—	—	925,388	2.07
Two to three years	—	—	25,000	1.71
Three to four years	—	—	—	—
Greater than five years	635,613	4.43	444,124	4.67
Total borrowings	$1,321,714	2.25	$2,885,958	2.53

FHLB advances and overnight. As a member of the FHLB, the Bank may borrow up to the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of December 31, 2020 and 2019, the Bank had pledged residential mortgage and CRE loans with eligible collateral values of $6.5 billion and $7.7 billion, respectively. The Bank had also pledged securities to secure borrowings, which are disclosed in Note 3. “Securities.” As of December 31, 2020, the Bank may increase its borrowing capacity by pledging unencumbered securities and mortgage loans that are not required to be pledged for other purposes with an estimated collateral value of $2.2 billion.

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

Federal funds purchased. Federal funds purchased are unsecured short-term borrowings that typically mature each business day. Federal funds purchased are stated at the amount of cash received.

Subordinated Notes - Bank. On March 29, 2016, the Bank issued the Subordinated Notes - Bank comprised of $110.0 million aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes through a private placement at a discount of 1.25%. The cost of issuance was $500 thousand. On September 2, 2016, the Bank reopened the Subordinated Notes - Bank offering and issued an additional $65.0 million principal amount of Subordinated Notes - Bank. The Subordinated Notes - Bank issued September 2, 2016 are fully fungible with, rank equally in right of payment with, and form a single series with the Subordinated Notes - Bank issued March 29, 2016. Such notes were issued to the purchasers at a premium of 0.50% and with a discount of 1.25%. The cost of issuance was $275 thousand.

At December 31, 2020, the net unamortized discount of all Subordinated Notes - Bank was $1.3 million, which will be accreted to interest expense over the life of the Subordinated Notes - Bank, resulting in an effective yield of 5.45%. Interest is due semi-annually

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
in arrears on April 1 and October 1 of each year, until April 1, 2021. From and including April 1, 2021, the Subordinated Notes - Bank will bear interest at a floating rate per annum equal to three-month LIBOR plus 3.937%, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, through maturity on April 1, 2026 or earlier redemption.

The Subordinated Notes - Bank are redeemable by the Bank, in whole or in part, on April 1, 2021 and on each interest payment date thereafter and at any time upon the occurrence of certain specified events. During the fourth quarter of 2020, we redeemed $30.0 million of the Subordinated Notes - Bank. The Subordinated Notes - Bank are unsecured, subordinated obligations of the Bank and are subordinated in right of payment to all of the Bank’s existing and future senior indebtedness, including claims of depositors and general creditors. The Subordinated Notes - Bank qualify as Tier 2 capital for regulatory purposes. See Note 18. “Stockholders’ Equity” for additional information regarding regulatory capital.

Subordinated Notes - 2029. On December 16, 2019, we issued the Subordinated Notes - 2029, comprised of $275.0 million aggregate principal amount of 4.00% fixed-to-floating rate subordinated notes that mature on December 30, 2029 through a public offering at a discount of 1.25%. The cost of issuance was $634 thousand. At December 31, 2020, the net unamortized discount of the Subordinated Notes - 2029 was $3.7 million, which will be accreted to interest expense over the remaining life of the note, resulting in an effective yield of 4.17%. Interest is due semi-annually in arrears on June 30 and December 30 each year, commencing on June 30, 2020, until December 30, 2024. From and including December 30, 2024, the Subordinated Notes - 2029 will bear interest at a floating rate per annum equal to a benchmark rate, which is expected to be three-month term SOFR plus 253 basis points, payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, through maturity on December 30, 2029 or earlier redemption. The Subordinated Notes - 2029 are redeemable by us, in whole or in part on December 30, 2024 and on each interest payment date thereafter and upon the occurrence of certain specified events. The Subordinated Notes - 2029 are unsecured, subordinated obligations and are subordinated in right to payment of all of our existing and future senior indebtedness, including claims of depositors and general creditors and rank equally to the Subordinated Notes - Bank and the Subordinated Notes - 2030, discussed below. The Subordinated Notes - 2029 qualify as Tier 2 capital for regulatory purposes. See Note 18. “Stockholders’ Equity” for additional information regarding regulatory capital.

Subordinated Notes - 2030. On October 30, 2020, we issued the Subordinated Notes - 2030, comprised of $225.0 million aggregate principal amount of 3.875% fixed-to-floating rate subordinated notes that mature on November 1, 2030 through a public offering at a discount of 1.25%. The cost of issuance was $610 thousand. At December 31, 2020, the net unamortized discount of the Subordinated Notes - 2030 was $3.4 million, which will be accreted to interest expense over the remaining life, resulting in an effective yield of 4.06%. Interest is due semi-annually in arrears on May 1 and December 30 each year, commencing on May 1, 2021, until November 1, 2025. From and including November 1, 2025, the Subordinated Notes - 2030 will bear interest at a floating rate per annum equal to a benchmark rate, which is expected to be three-month term SOFR plus 369 basis points, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, beginning on February 1, 2026, through maturity on November 1, 2030 or earlier redemption. The Subordinated Notes - 2030 are redeemable by us, in whole or in part on December 30, 2024 and on each interest payment date thereafter and upon the occurrence of certain specified events. The Subordinated Notes - 2030 are unsecured, subordinated obligations and are subordinated in right to payment of all of our existing and future senior indebtedness, including claims of depositors and general creditors and rank equally to the Subordinated Notes - 2029 and Subordinated Notes - Bank, discussed above. The Subordinated Notes - 2030 qualify as Tier 2 capital for regulatory purposes. See Note 18. “Stockholders’ Equity” for additional information regarding regulatory capital.

3.50% Senior Notes. On October 2, 2017, in connection with the Astoria Merger, we assumed $200.0 million principal amount of 3.50% fixed rate senior notes (the “3.50% Senior Notes”). The 3.50% Senior Notes were issued by Astoria on June 8, 2017 through a public offering. The 3.50% Senior Notes matured on June 8, 2020 and we used cash on hand to pay the principal balance outstanding in full.

Revolving line of credit. Effective August 31, 2020, we amended and renewed our existing revolving line of credit agreement for a new 12-month term. The line of credit agreement with a financial institution provides for a $35.0 million revolving facility (the “Credit Facility”) for general corporate purposes and matures on August 31, 2021. The balance was zero at December 31, 2020 and December 31, 2019. The amount of any principal drawn against the Credit Facility plus accrued interest is payable at maturity. The line bears interest at one-month LIBOR plus 1.25%. Under the terms of the Credit Facility, we and the Bank must maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. We and the Bank were in compliance with all requirements of the Credit Facility at December 31, 2020.

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
(10) Leases

Lessor Arrangements
In our equipment finance portfolio we finance various types of equipment and machinery for clients through operating and sales-type leases. Sales-type leases and operating leases are carried at the aggregate value of lease payments receivable plus the estimated residual value of the leased assets and any initial direct costs incurred to originate these leases, less unearned income. Any purchase accounting adjustments are accreted into interest income over the lease term using the interest method. Our leases generally do not contain non-lease components.

Payment terms are generally fixed, however, in some agreements, lease payments may be indexed to a rate or index, such as LIBOR. Leases are typically payable in monthly installments with terms ranging from 30 to 120 months and may contain renewal options and purchase options that allow the client to acquire the leased asset at or near the end of the lease. To estimate the amount we expect to derive from a leased asset at the end of the lease term, we consider both internal and third-party appraisals as well as historical experience. We acquire leased assets at fair market value and provide funding to our clients at our cost at acquisition, less any volume or trade discounts as applicable. Therefore, there is generally no selling profit or loss to recognize or defer at lease inception.

The residual value of a sales-type or operating lease represents the estimated fair value of the leased equipment at the end of the lease term. In establishing residual value estimates, we may rely on industry data, historical experience, and independent appraisals. At maturity of a lease, residual assets are offered for sale, which may result in an extension of the lease by our client, a lease to a new client, or purchase of the residual asset by our client or another party. Impairment of residual values arises if the expected fair value is less than the carrying amount. We assess our net investment in sales-type leases (including residual values) for impairment on at least an annual basis with any impairment losses recognized in the ACL - loans. At December 31, 2020, there were no impairment losses recognized.

The components of our net investments in sales-type leases, which are included in Portfolio Loans on the consolidated balance sheet, are as follows:

	December 31,
	2020	2019
Sales-type leases:
Lease receivables	$170,347	$218,861
Unguaranteed residual values	85,024	76,361
Total net investment in sales-type leases	$255,371	$295,222

During the year ended December 31, 2020 and December 31, 2019, we recognized lease interest income of $11.3 million, and $1.1 million on sales-type leases and $16.1 million and $2.4 million on operating leases respectively.

The remaining maturities of lease receivables as of December 31, 2020 were as follows:

	Operating	Sales-type
2021	$12,491	$64,512
2022	12,194	72,895
2023	11,126	73,715
2024	9,761	29,667
2025	6,711	21,695
Thereafter	2,941	31,280
Total lease payments	$55,224	293,764
Unearned income		(38,393)
Net lease receivables		$255,371

Lessee Arrangements
We determine if an arrangement is a lease at inception. We enter into leases in the normal course of business primarily for financial centers, back-office operations locations, business development offices, data centers and equipment used n our business. Our leases have remaining terms of three months to 15 years. Some of which include options to extend the lease for up to 20 years and some of which

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
include options to terminate the lease within 180 days. Sub-leases are not material to our consolidated financial statements and were not considered in the right-of-use asset or lease liability. Our leases do not include residual value guarantees or significant covenants.

Lease terms account for extension or termination options if, after considering relevant economic factors, it is reasonably certain we will exercise the option.
At December 31, 2020 and December 31, 2019, operating lease right-of-use assets of $105.7 million and $112.2 million; and operating lease liabilities of $113.4 million and $119.0 million were included in other assets and other liabilities, respectively, on our consolidated balance sheet. We do not have any significant finance leases in which we are the lessee.

The components of lease expense were as follows:

	December
	2020	2019
Operating lease expense	$19,257	$19,550
Sub-lease income	(2,277)	(2,581)
Net lease expense	$16,980	$16,969
Net lease expense for the year ended December 31, 2018, was $17.1 million.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2020 were as follows:

2021	$18,336
2022	18,069
2023	16,604
2024	14,790
2025	12,175
2026 and thereafter	49,461
Total lease payments	129,435
Interest	16,030
Present value of lease liabilities	$113,405

The weighted average remaining lease term and discount rate used to calculate the present value of our right-of-use asset and lease liabilities were the following:

	December
	2020	2019
Weighted average remaining lease term (years)	7.85	7.94
Weighted average remaining discount rate	3.33%	3.26%

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
(11) Derivatives

From time to time we enter into interest rate swap agreements with customers who wish to manage their interest rate risk. In connection with such transaction, we execute offsetting interest rate swap with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. We manage our interest rate risk position by agreeing to pay another financial institution the same fixed interest rate on the same notional amount and to receive the same variable interest rate on the same notional amount. Because we enter into offsetting or “back to back” transactions, changes in the fair value of the underlying derivative contracts largely offset each other and do not materially impact the results of our operations.

We have entered into both over-the-counter (“OTC”) and exchange traded interest rate swap contracts. At December 31, 2020 and December 31, 2019, the OTC derivatives traded OTC are included in the financial statements at the gross fair value amount of the asset (included in other assets) and liability (included in other liabilities). In respect of interest rate swap contracts executed on an exchange we are required to make daily variation margin payments, a payment which represents the daily change in the fair value of our interest rate swap contracts. This settlement is referred to as settled-to-market and at December 31, 2020 and December 31, 2019 we had paid cash representing such variation margin in the amount of $89.8 million and $43.0 million, respectively.

We do not typically require our commercial customers to post cash or securities as collateral or margin in respect of interest rate swap agreements with us. However, in the case of default, our agreements and loan documents permit us to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability.

Summary information regarding these derivatives as of December 31, 2020 and 2019 is presented below:

	Notional amount	Average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
December 31, 2020
Included in other assets:
Third-party interest rate swap	$—				$—
Customer interest rate swap	1,913,607				149,797
Total	$1,913,607	4.40	4.44%	1 m Libor + 2.20%	$149,797
Included in other liabilities:
Third-party interest rate swap	$1,913,607				$60,004
Customer interest rate swap	—				—
Total	$1,913,607	4.40	4.44%	1 m Libor + 2.20%	$60,004
December 31, 2019
Included in other assets:
Third-party interest rate swap	$116,874				$15
Customer interest rate swap	1,738,675				67,303
Total	$1,855,549	5.18	4.50%	1 m Libor + 2.23%	$67,318
Included in other liabilities:
Third-party interest rate swap	$1,738,675				$23,998
Customer interest rate swap	116,874				316
Total	$1,855,549	5.18	4.50%	1 m Libor +2.23%	$24,314

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
(12) Income Taxes

Income tax expense for the periods indicated consisted of the following:

	For the year ended December 31,
	2020	2019	2018
Current income tax expense:
Federal	$51,609	$4,133	$44,810
State and local	26,782	27,616	17,263
Total current income tax expense	78,391	31,749	62,073
Deferred income tax (benefit) expense:
Federal	(35,455)	72,030	38,661
State and local	(13,037)	9,146	18,242
Total deferred income tax (benefit) expense	(48,492)	81,176	56,903
Total income tax expense	$29,899	$112,925	$118,976

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory Federal tax rate for the following reasons:

	For the year ended December 31,
	2020	2019	2018
Tax at federal statutory rate of 21%	$53,690	$113,393	$118,908
State and local income taxes, net of federal tax benefit	10,858	29,042	28,049
Tax-exempt interest, net of disallowed interest	(23,106)	(20,238)	(19,521)
BOLI income	(4,315)	(4,963)	(3,279)
Low income housing tax credits and other benefits	(39,630)	(19,567)	(9,823)
Low income housing investment amortization expense	34,295	16,718	6,655
Equity-based stock compensation benefit	995	(468)	(680)
FDIC insurance premium limitation	1,018	977	1,777
Impact of rate remeasurement on NOL carryback	(17,955)	—	—
Change in uncertain tax position	7,000	—	—
Other, net	7,049	(1,969)	(3,110)
Actual income tax expense	$29,899	$112,925	$118,976
Effective income tax rate	11.7%	20.9%	21.0%

Under the CARES Act, net operating losses arising in tax years beginning after December 31, 2017, and before January 1, 2021 can be carried back for up to five tax years preceding the tax year which the loss originated. Following the passage of the CARES Act, we determined that we were eligible to carry back a net operating loss incurred in 2019 to offset taxable income reported in 2014 and 2016. As a result, in 2020, we recorded a reduction in our tax expense of $18.0 million, as a result of federal statutory rates in 2014 and 2016 being higher than those in effect in 2019.

As of December 31, 2020, we recorded $7.0 million of unrecognized gross tax benefits. The gross tax benefits do not reflect federal tax effect associated with the state tax amounts. The total amount of net unrecognized tax benefits at December 31, 2020 that would have affected the effective tax rate, if recognized, was $6.1 million. As of December 31, 2020, the accrual for unrecognized gross tax benefits was as follows:

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)

	For the year ended December 31,
	2020	2019	2018
Uncertain tax positions beginning of period	$—	$—	$—
Additions for tax positions related to prior tax years	11,480	—	—
Decrease due to settlement	(1,315)	—	—
Interest expense in tax positions	123	—	—
Reduction due to expiration of statute of limitation	(3,288)	—	—
Uncertain tax positions at December 31, 2020	$7,000	$—	$—

For the tax year ended December 31, 2020, we recognized income tax expense attributed to interest and penalties of approximately $500 thousand. For the tax years ended December 31, 2019 and 2018, we recognized no income tax expense attributed to interest and penalties. Accrued interest and penalties on tax liabilities were approximately $500 thousand and none, respectively, at December 31, 2020 and 2019. We do not expect the total amount of unrecognized tax benefits to increase significantly within the next twelve months.

Significant tax filings that remain open for examination include the following:
•Federal tax filings for tax years 2017 through present;
•New York State tax filings for tax years 2017 through present;
•New York City tax filings for tax years 2015 through present; and
•New Jersey State tax filings for tax years 2017 through present.

We are generally no longer subject to examination by federal, state or local taxing authorities for tax years prior to 2017.

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
The following table presents our deferred tax position at December 31, 2020 and 2019:

	December 31,
	2020	2019
Deferred tax assets:
ACL - loans	$86,269	$28,779
Lease liability	30,482	32,232
Deferred compensation	337	333
Other accrued compensation and benefits	10,189	8,953
Deferred rent	805	1,496
Pension and post retirement expense	5,235	4,207
Deferred loan fees and costs	3,532	2,694
Accrued expenses	269	1,590
Net operating loss carryforwards	6,916	41,044
Other	5,373	3,605
Total deferred tax assets	149,407	124,933
Deferred tax liabilities:
Right of use asset (leases)	28,402	30,401
Acquisition fair value adjustments	58,157	56,292
Depreciation of premises and equipment and tax leases	60,715	79,349
Other comprehensive income (securities)	31,834	14,331
Deferred capital gains	6,368	6,590
Mortgage servicing rights	1,190	2,250
Other comprehensive gain (defined benefit plans)	564	624
Intangible asset amortization	4,428	1,633
Other	1,035	1,033
Total deferred tax liabilities	192,693	192,503
Net deferred tax liability	$(43,286)	$(67,570)

Net deferred tax liabilities were $43.3 million at December 31, 2020, compared to $67.6 million at December 31, 2019. The change was mainly due to the provision for credit loss expense recorded under CECL, which was partially offset by the realization of the deferred tax asset for the federal net operating loss which was carried back to prior tax years under the provisions of the CARES Act. No valuation allowance was recorded against any deferred tax assets as of those dates.

During 2018, we completed our accounting for the income tax effects related to certain elements of the Tax Reform Act, including purchase accounting adjustments recorded in connection with the Astoria Merger. After completion of the Astoria short-period final tax returns, we reduced income tax balances and goodwill by $6.2 million, which finalized all purchase accounting adjustments for the Astoria Merger and resolved substantially all items initially estimated as a result of the Tax Act.

Retained earnings at December 31, 2020 and 2019 included approximately $9.3 million for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of the Bank’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purposes other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2020 and 2019, was approximately $2.0 million.

We acquired state and local NOL carryforwards in the Astoria Merger. We have an available New York State NOL carryforward of $82.4 million and a New York City NOL carryforward of $21.9 million, both of which expire in 2024.

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
(13) Investments in Low Income Housing Tax Credits

We have invested in various limited partnerships that sponsor affordable housing projects utilizing the LIHTC pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to assist the Bank in achieving its strategic plan associated with the Community Reinvestment Act and to augment our securities portfolio with investments designed to achieve a satisfactory return on capital. The primary activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity.

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

Our net investment in LIHTC are recorded in other assets in the consolidated balance sheets and the unfunded commitments are recorded in other liabilities in the consolidated balance sheets and were as follows:

	December 31,
	2020	2019

Gross investment in LIHTC	$574,470	$439,877
Accumulated amortization	(86,167)	(53,053)
Net investment in LIHTC	$488,303	$386,824

Unfunded commitments for LIHTC investments	$283,849	$264,930

Unfunded Commitments
The expected payments for unfunded affordable housing commitments at December 31, 2020 were as follows:

2021	$152,913
2022	91,335
2023	24,086
2024	4,571
2025	1,483
2026 and thereafter	9,461
$283,849

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing as follows:

	For the year ended December 31,
	2020	2019	2018
Tax credits and other tax benefits recognized	$(39,630)	$(19,567)	$(9,823)
Amortization expense included in income tax expense	34,295	16,718	6,655

(14) Stock-Based Compensation

We have one active stock-based compensation plan, as described below.

Our stockholders approved the 2015 Plan on May 28, 2015. The 2015 Plan permitted the grant of stock options, stock appreciation rights, restricted stock (both time-based and performance-based), restricted stock units, deferred stock and other stock-based awards. The total number of shares that could be awarded under the 2015 Plan at approval was 2,800,000 shares, plus the remaining shares available for grant under the 2014 Stock Incentive Plan as of the date of adoption of the 2015 Plan.

On May 29, 2019, our stockholders approved the Amended Omnibus Plan. The Amended Omnibus Plan increased the shares available for issuance to 7,000,000 the remaining shares available under the 2015 Plan of 4,454,318, and updated certain tax-related provisions as a result of the Tax Reform Act and related administrative changes. The Amended Omnibus Plan provides the same authority for the granting of instruments as the 2015 Plan.

At December 31, 2020, there were 1,811,418 shares available for future grant under the Amended Omnibus Plan.

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

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
The following table summarizes the activity in our active stock-based compensation plans for the periods presented:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at January 1, 2018	3,101,327	1,238,760	$20.00	757,867	$11.15
Granted	(813,239)	813,239	23.22	—	—
Stock awards vested (1)	(33,392)	(654,231)	19.12	—	—
Exercised	—	—	—	(66,028)	10.46
Forfeited	69,554	(64,254)	22.47	(5,300)	13.18
Canceled/expired	(5,300)	—	—	—	—
Balance at December 31, 2018	2,318,950	1,333,514	$22.12	686,539	$11.20
Increase per Amended Omnibus Plan	2,545,682	—	—	—	—
Granted	(1,544,013)	1,544,013	19.66	—	—
Stock awards vested (2)	(70,353)	(593,560)	19.37	—	—
Exercised	—	—	—	(257,765)	11.29
Forfeited	98,270	(96,770)	21.92	(1,500)	10.03
Canceled/expired	(1,500)	—	—	—	—
Balance at December 31, 2019	3,347,036	2,187,197	$20.96	427,274	$11.15
Granted	(1,652,071)	1,652,071	18.69	—	—
Stock awards vested (3)	(39,504)	(689,668)	21.78	—	—
Exercised	—	—	—	(60,500)	10.08
Forfeited	186,110	(155,957)	20.55	(30,153)	13.43
Canceled/expired	(30,153)	—	—	—	—
Balance at December 31, 2020	1,811,418	2,993,643	$19.54	336,621	$11.14
Exercisable at December 31, 2020				336,621	$11.14
(1) The 33,392 shares vested represent performance shares that were granted in October 2014 to certain executives with a three-year measurement period. On December 31, 2018, these shares vested at 144.4% of the amount initially granted.
(2) The 70,353 shares vested represents performance shares that were granted in February 2016 to certain executives with a three-year measurement period. These shares vested in the first quarter of 2019 at 150.0% of the target amount granted, which resulted in these additional shares being awarded and additional expense of $1.0 million which was recorded in the first quarter of 2019.
(3) The 39,504 shares vested represents performance shares that were granted in February 2017 to certain executives with a three-year measurement period. These shares vested in the first quarter of 2020 at 150.0% of the target amount granted, which resulted in these additional shares being awarded and additional expense of $960 thousand, which was recorded in the first quarter of 2020.

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
Other information regarding options outstanding and exercisable at December 31, 2020 follows:

	Outstanding and Exercisable
		Weighted average
	Number of stock options	Exercise price	Life (in years)
Range of exercise prices:
$7.63 to $9.27	82,700	$8.34	1.35
9.28 to 11.35	25,000	9.28	1.93
11.36 to 13.22	115,764	11.36	2.81
13.23 to 15.01	113,157	13.36	3.89
	336,621	11.14	2.75

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $2.3 million at December 31, 2020.

We use an option pricing model to estimate the grant date fair value of stock options granted. There were no stock options granted in 2020, 2019 or 2018.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense associated with stock options and non-vested stock awards and the related income tax benefit was as follows:

	For the year ended December 31,
	2020	2019	2018
Stock options	$—	$—	$6
Non-vested stock awards/performance units	23,010	19,473	12,978
Total	$23,010	$19,473	$12,984
Income tax benefit	$4,832	$4,089	$2,727
Proceeds from stock option exercises	$610	$2,909	$691

Unrecognized stock-based compensation expense at December 31, 2020 was $32.5 million and the weighted average period over which unrecognized non-vested awards/performance units is expected to be recognized is 1.6 years.
(15) Pension and Other Post Retirement Benefits

(a)    Existing Pension Plans and Other Post Retirement Benefits
Our pension benefit plans include all of the assets and liabilities of the Astoria Excess and Supplemental Benefit Plans, the Astoria Directors’ Retirement Plan, the Greater New York Savings Bank Directors’ Retirement Plan and the Long Island Bancorp Directors’ Retirement Plan, which were assumed in the Astoria Merger. Our other post-retirement benefit plans include the Astoria Bank Retiree Health Care Plan and the Astoria Bank BOLI plan, which were assumed in the Astoria Merger, and other non-qualified Supplemental Executive Retirement Plans that provide certain directors, officers and executives with supplemental retirement benefits.

During the third quarter of 2019, we terminated the Astoria Bank Employees’ Pension Plan. We purchased annuities from a third-party insurance carrier and made lump sum distributions in accordance with elections by the plan’s participants. In connection with the plan termination, we recognized a net gain of $11.8 million, which was mainly comprised of the remaining balance of accumulated other comprehensive income and related deferred taxes. At December 31, 2020, a pension reversion asset of $12.7 million was recorded in other assets in the consolidated balance sheets, and is held in custody by the Bank’s 401(k) plan custodian. The pension reversion asset is expected to be charged to earnings over the next five to seven years as it is distributed to employees under qualified compensation and benefit programs.

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
The following is a summary of changes in the projected benefit obligation and fair value of pension plans and other post-retirement benefits plan assets.

	Pension benefits		Other post-retirement benefits
	December 31,		December 31,
	2020	2019	2020	2019
Changes in projected benefit obligation:
Beginning of year balance	$4,529	$231,525	$32,238	$30,878
Service cost	—	—	61	48
Interest cost	111	6,924	838	997
Actuarial loss (gain)	305	(8,469)	2,904	1,338
Benefits and distributions paid	(326)	(11,004)	(813)	(1,023)
Pension termination	—	(213,552)	—	—
Other	—	(895)	—	—
End of year balance	4,619	4,529	35,228	32,238
Changes in fair value of plan assets:
Beginning of year balance	—	240,733	—	—
Employer contributions	326	361	813	1,023
Benefits and distributions paid	(326)	(11,004)	(813)	(1,023)
Pension termination	—	(213,552)	—	—
Transfer to 401(k) plan pension reversion asset	—	(16,538)	—	—
End of year balance	—	—	—	—
Funded status at end of year	$(4,619)	$(4,529)	$(35,228)	$(32,238)

The underfunded pension benefits and the other post-retirement benefits are included in other liabilities in our consolidated balance sheets at December 31, 2020 and 2019.

We made contributions of $326 thousand and $361 thousand to pension plans in 2020 and 2019, respectively.

The following is a summary of the components of accumulated other comprehensive gain related to pension plans and other post-retirement benefits. We do not expect that any net actuarial gain or prior service cost will be recognized as components of net periodic cost in 2021.

	Pension benefits		Other post-retirement benefits
	December 31,		December 31,
	2020	2019	2020	2019
Net actuarial gain	$1,761	$1,647	$279	$2,081
Deferred tax expense	(487)	(455)	(77)	(575)
Amount included in accumulated other comprehensive gain, net of tax	$1,274	$1,192	$202	$1,506

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
The following is a summary of the discount rates used to determine the benefit obligations at the dates indicated.

	December 31,
	2020	2019
Pension benefit plans:
Astoria Excess and Supplemental Benefit Plans	1.67%	2.68%
Astoria Directors’ Retirement Plan	1.35	2.39
Greater New York Savings Bank Directors’ Retirement Plan	1.38	2.50
Long Island Bancorp Directors’ Retirement Plan	N/A	N/A
Other post-retirement benefit plans:
Sterling Other post-retirement life insurance, and other plans	1.11% to 2.53%	2.34% to 3.23%
Astoria Bank Retiree Health Care Plan	2.19	3.00

The components of net periodic pension expense (benefit) were as follows:

	Pension benefits			Other post-retirement benefits
	For the Year Ended December 31,			For the Year Ended December 31,
	2020	2019	2018	2020	2019	2018
Service cost	$—	$—	$—	$61	$48	$64
Interest cost	111	6,924	8,521	838	997	1,040
Expected return on plan assets	—	(8,800)	(14,059)	—	—	—
Amortization of unrecognized actuarial loss (gain)	—	—	—	190	(102)	21
Amortization of transition obligation	—	—	—	14	—	—
Amortization of prior service cost	—	—	—	2	—	—
Net periodic pension expense (benefit)	$111	$(1,876)	$(5,538)	$1,105	$943	$1,125

Net periodic pension expense (benefit) is included in other non-interest income in the consolidated income statements.

The following is a summary of the assumptions used to determine the net periodic cost (benefit) for the years ended December 31, 2020 and 2019.

	Discount rate
	2020	2019
Pension benefit plans:
Astoria Excess and Supplemental Benefit Plans	2.68%	3.82%
Astoria Directors’ Retirement Plan	2.39	3.52
Greater New York Savings Bank Directors’ Retirement Plan	2.50	3.66
Long Island Bancorp Directors’ Retirement Plan	N/A	N/A
Other post retirement benefit plans:
Sterling Other Post retirement life insurance and other plans	1.11% to 3.20%	2.34% to 4.15%
Astoria Bank Retiree Health Care Plan	3.00	4.05

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
As part of the Astoria Merger, we assumed the Astoria Bank Retiree Health Care Plan. The following table presents the assumed health care cost trend rates at the dates indicated.

	December 31,
	2020	2019
Health care cost trend rate assumed for the next year:
Pre-age 65	6.20%	6.50%
Post-age 65	5.80	6.00
Rate to which the cost trend rate is assumed to decline (the “ultimate trend rate”)	4.75	4.75
Year that ultimate trend rate is reached	2026	2026

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. The following table presents the effects on a one-percentage point change in assumed health care cost trend rates.

	One percentage point increase	One percentage point decrease
Effect on total service and interest cost components	$81	$(67)
Effect on the post retirement benefit obligation	2,540	(2,108)

Estimated future total benefits expected to be paid are the following for the years ending December 31,:

	Pension benefits	Other post retirement benefits
2021	$1,519	$1,916
2022	316	1,848
2023	307	1,798
2024	296	1,758
2025	284	1,677
Thereafter	1,180	15,679

(b)    Employee Savings Plan
We sponsor a defined contribution plan established under Section 401(k) of the IRS Code. Eligible employees may elect to contribute up to 50.0% of their compensation to the plan. We provide a profit sharing contribution equal to 3.0% of the eligible compensation of all employees. The contribution is made for all eligible employees regardless of their 401(k) elective deferral percentage. Voluntary matching and profit sharing contributions are invested in accordance with the participant’s direction in one or a number of investment options. Employee savings plan expense was $7.6 million for 2020, $7.9 million for 2019 and $4.8 million for 2018.

(16) Non-Interest Income, Other Non-Interest Expense, Other Assets and Other Liabilities

(a) Non-Interest Income - Revenue from Contracts with Customers
Our significant sources of non-interest income is set forth in our consolidated income statements. A description of our revenue streams is the following:

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

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)

Payroll finance. We provide financing and business process outsourcing, including full back-office, technology and tax accounting services, to temporary staffing companies nationwide. Services provided include preparation of payroll, payroll tax payments, billings and collections. Upon completion of the back-office support services, and as payroll remittances are made on behalf of the client to fund their employee payroll, we recognize a portion of the total revenue generated as non-interest income. We collect invoices directly from the borrower’s customers, retain the amounts billed for the temporary staffing services provided, and remit the remaining funds to the borrower. The funds are remitted net of amounts previously advanced, payroll taxes withheld, service fees charged by us, and a reserve amount which is retained as collateral to offset potential uncollectible balances.

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

Gains / Losses on sales of OREO. We record a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When we finance the sale of OREO to the buyer, we assesses whether the buyer is committed to performing its obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, we may adjust the transaction price and related gain (loss) on sale if a significant financing component is present.

Contract Balances. A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. Our non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as investment management fees based on period-end market values. Consideration is often received immediately or shortly after we satisfy our performance obligation and revenue is recognized. We do not typically enter into long-term revenue contracts with customers, and therefore, we do not experience significant contract balances. As of December 31, 2020 and 2019, we did not have any significant contract balances.

(b) Other Non-Interest Expense
Other non-interest expense items are presented in the following table.

	For the year ended December 31,
	2020	2019	2018
Other non-interest expense:
Depreciation expense on operating leases	$12,888	$—	$—
Advertising and promotion	7,090	8,458	5,930
Communication	5,678	6,684	6,451
Residential mortgage loan servicing	5,337	5,926	3,393
Insurance & surety bond premium	4,818	3,831	3,630
Commercial loan servicing	4,512	3,093	2,280
Operational losses	2,430	3,643	3,176
Other	22,704	22,209	18,356
Total other non-interest expense	$65,457	$53,844	$43,216

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
(c) Other Assets
Other assets are presented in the following table. Significant components of the aggregate of other assets are presented separately.

	At December 31,
	2020	2019
Other assets:
Low income housing tax credit investments (see Note 13)	$488,303	$386,824
Right of use asset for operating leases (see Note 10)	105,667	112,226
Fair value of swaps (see Note 11)	149,797	67,318
Cash on deposit as swap collateral / settlement (see Note 11)	82,478	93,606
Operating leases - equipment and vehicles leased to others (see Note 10)	55,224	72,291
Other asset balances	181,934	108,603
Total other assets	$1,063,403	$840,868

Other asset items include income tax balances, collateral posted for swaps that are not exchange traded, prepaid insurance, prepaid property taxes, prepaid maintenance, accounts receivable and miscellaneous assets.

(d) Other Liabilities
Other liabilities are presented in the following table. Significant components of the aggregate of other liabilities are presented separately.

	At December 31,
	2020	2019
Other liabilities:
Commitment to fund low income housing tax credit investments (see Note 13)	$283,849	$264,930
Lease liability (see Note 10)	113,405	118,986
Payroll finance and factoring liabilities	115,802	105,972
Fair value of swap liabilities (see Note 11)	60,004	24,314
Other liability balances	155,642	179,250
Total other liabilities	$728,702	$693,452

Other liability balances include accrued interest payable, accounts payable, accrued liabilities mainly for compensation and benefit plans and other miscellaneous liabilities.

(17) Earnings Per Common Share

The following is a summary of the calculation of EPS:

	For the year ended December 31,
	2020	2019	2018
Net income available to common stockholders	$217,886	$419,108	$439,276
Weighted average common shares outstanding for computation of basic EPS	194,084,358	205,679,874	224,299,488
Common-equivalent shares due to the dilutive effect of stock options (1)	308,985	451,754	517,508
Weighted average common shares for computation of diluted EPS	194,393,343	206,131,628	224,816,996
EPS:
Basic	$1.12	$2.04	$1.96
Diluted	1.12	2.03	1.95
Weighted average common shares that could be exercised that were anti-dilutive for the period(2)	74,040	—	—

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)

(1)Represents incremental shares computed using the treasury stock method.
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

The Basel III Capital Rules became fully effective for us and the Bank on January 1, 2019. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital (as defined in the regulations), Tier 1 capital (as defined in the regulations) and Total capital (as defined in the regulations) to RWA, and of Tier 1 capital to adjusted quarterly average assets (as defined in the regulations) (the “Tier 1 leverage ratio”).

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

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital, including preferred stock. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital (as defined in the regulations) for both the Bank and the Company includes a permissible portion of the ACL and $143.7 million and $102.4 million of the Subordinated Notes - Bank, respectively. Tier 2 capital at the Company includes $491.9 million of the Subordinated Notes - Company. During the final five years of the terms of both outstanding issuances of the Subordinated Notes - Bank or Subordinated Notes - company the permissible portion eligible for inclusion in Tier 2 capital decreases by 20% annually.

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

The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and as of December 31, 2020 or 2019 does not have any applicability to the Company or the Bank.

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

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
As discussed in Note 1. “Basis of Financial Statement Presentation and Summary of Significant Accounting Policies - Recently Adopted Accounting Standards”, in connection with the adoption of the CECL standard, we recognized an after-tax cumulative adjustment to retained earnings of $54.3 million on January 1, 2020. In accordance with revised, applicable federal bank capital adequacy regulations, we elected to delay for two years an estimate of the day one adverse impact on our capital ratios and, thereafter, to phase-in the impact over the permitted three-year transition period.

The following tables present actual and required capital ratios as of December 31, 2020 and December 31, 2019 for the Company and the Bank under the Basel III Capital Rules. The Basel III Capital Rules became fully phased-in on January 1, 2019. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2020 and December 31, 2019 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended, to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III		Required to be considered well capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2020
Common equity tier 1 to RWA:
Sterling National Bank	$3,198,145	13.38%	$1,673,516	7.00%	$1,553,979	6.50%
Sterling Bancorp	2,727,385	11.39	1,675,747	7.00	N/A	N/A

Tier 1 capital to RWA:
Sterling National Bank	3,198,145	13.38	2,032,127	8.50	1,912,590	8.00
Sterling Bancorp	2,864,074	11.96	2,034,836	8.50	N/A	N/A

Total capital to RWA:
Sterling National Bank	3,521,458	14.73	2,510,274	10.50	2,390,737	10.00
Sterling Bancorp	3,638,033	15.20	2,513,621	10.50	N/A	N/A

Tier 1 leverage ratio:
Sterling National Bank	3,198,145	11.33	1,128,913	4.00	1,411,142	5.00
Sterling Bancorp	2,864,074	10.14	1,130,362	4.00	N/A	N/A

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)

	Actual		Minimum capital required - Basel III fully phased-in		Required to be considered well capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2019
Common equity tier 1 to RWA:
Sterling National Bank	$2,882,208	12.32%	$1,637,001	7.00%	$1,520,073	6.50%
Sterling Bancorp	2,588,975	11.06	1,638,718	7.00	N/A	N/A

Tier 1 capital to RWA:
Sterling National Bank	2,882,208	12.32	1,987,787	8.50	1,870,859	8.00
Sterling Bancorp	2,726,556	11.65	1,989,872	8.50	N/A	N/A

Total capital to RWA:
Sterling National Bank	3,162,282	13.52	2,455,502	10.50	2,338,574	10.00
Sterling Bancorp	3,252,412	13.89	2,458,077	10.50	N/A	N/A

Tier 1 leverage ratio:
Sterling National Bank	2,882,208	10.11	1,140,570	4.00	1,425,713	5.00
Sterling Bancorp	2,726,556	9.55	1,141,603	4.00	N/A	N/A

Management believes that as of December 31, 2020, the Bank was “well-capitalized”. At December 31, 2020 and December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

A reconciliation of the Company’s and the Bank’s stockholders’ equity to their respective regulatory capital at December 31, 2020 and 2019 is as follows:

	The Company		The Bank
	December 31,		December 31,
	2020	2019	2020	2019
Total U.S. GAAP common stockholders’ equity	$4,453,825	$4,392,532	$4,881,841	$4,643,022
CECL transition provision	109,562	—	109,562	—
Disallowed goodwill and other intangible assets	(1,751,186)	(1,763,341)	(1,708,442)	(1,720,598)
Net unrealized gain on available for sale securities	(83,592)	(38,056)	(83,592)	(38,056)
Net accumulated other comprehensive income components	(1,224)	(2,160)	(1,224)	(2,160)
Tier 1 risk-based capital	2,727,385	2,588,975	3,198,145	2,882,208
Preferred stock - additional Tier 1 capital	136,689	137,581	—	—
Total Tier 1 capital	2,864,074	2,726,556	3,198,145	2,882,208
Subordinated notes - Bank	102,439	148,023	143,703	173,182
Subordinated notes - Company	491,910	270,941	—	—
Total Tier 2 capital	594,349	418,964	143,703	173,182
ACL - loans, HTM securities and off-balance sheet commitments, under the CECL transition provision	179,610	106,892	179,610	106,892
Total risk-based capital	$3,638,033	$3,252,412	$3,521,458	$3,162,282

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
(b) Dividend Restrictions
We are mainly dependent upon dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid by the Bank. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions, and while maintaining its “well-capitalized” status, at December 31, 2020, the Bank had capacity to pay aggregate dividends of up to $198.0 million to us without prior regulatory approval.

(c) Preferred Stock
On October 2, 2017 and in connection with the Astoria Merger, we registered and issued 135,000 shares equal to $135.0 million of 6.50% Non-Cumulative Perpetual Preferred Stock, Series A, with a par value of $0.01 and with a liquidation preference of $1.0 thousand per share (the “Company Preferred Stock”) in exchange for each share of Astoria’s 6.50% Non-Cumulative Perpetual Preferred Stock, Series C, par value $1.00 per share, issued and outstanding at the date of the Astoria Merger. In addition, we registered and issued 5,400,000 depositary shares, with each depositary share representing 1/40th interest in the Company Preferred Stock. Holders of the depositary shares referenced in the prior sentence will be entitled to all proportional rights and preferences of the Company Preferred Stock (including dividends, voting, redemption and liquidation rights). Under the terms of the Company Preferred Stock, our ability to pay dividends on, make distributions with respect to or repurchase, redeem or otherwise acquire shares of our common stock or any preferred stock ranking on parity with or junior to the Company Preferred Stock will be subject to restrictions in the event that we do not declare and either pay or set aside a sum sufficient for payment of dividends on the Company Preferred Stock for the immediately preceding dividend period. Dividends are payable January 15, April 15, July 15 and October 15 of each year. The Preferred Stock is redeemable in whole or in part from time to time, on October 15, 2022 or any dividend payment date thereafter.

(d) Stock Repurchase Plan
As of December 31, 2020, our Board of Directors had authorized the repurchase of up to 50,000,000 shares of our common stock under our common stock repurchase program. In 2020, we repurchased 6,825,353 shares of our common stock at a weighted average price of $16.35 per share, for total consideration of $111.6 million. In 2019, we repurchased 19,312,694 shares at a weighted average price of $19.83 per share, for total consideration of $382.9 million. During 2018, we repurchased 9,114,771 shares of our common stock at a weighted average price of $17.54 per share, for total consideration of $159.9 million. Repurchases are made at management’s discretion through open market purchases and block trades in compliance with SEC and regulatory requirements. Any common shares purchased are held as treasury stock and made available for general corporate purposes. At December 31, 2020 there were 14,747,182 shares available for repurchase under our common stock repurchase program.

(e) Liquidation Rights
Upon completion of the second-step conversion in January 2004, the Bank established a special “liquidation account” in accordance with OCC regulations. The account was established for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders (as defined in the plan of conversion) in an amount equal to the greater of (i) the Mutual Holding Company’s ownership interest in the retained earnings of the Bank as of the date of its latest balance sheet contained in the prospectus; or (ii) the retained earnings of the Bank at the time that the Bank reorganized into the Mutual Holding Company in 1999. Each Eligible Account Holder and Supplemental Eligible Account Holder that continues to maintain his or her deposit account at the Bank would be entitled, in the event of a complete liquidation of the Bank, to a pro rata interest in the liquidation account prior to any payment to the stockholders of the Holding Company (as defined in the plan of conversion). The liquidation account is reduced annually on September 30 to the extent that Eligible Account Holders and Supplemental Eligible Account Holders have reduced their qualifying deposits as of each anniversary date. At December 31, 2020, the liquidation account had a balance of $13.3 million. Subsequent increases in deposits do not restore such account holder’s interest in the liquidation account. The Bank may not pay cash dividends or make other capital distributions if the effect thereof would be to reduce its stockholder’s equity below the amount of the liquidation account.

(19) Off-Balance Sheet Financial Instruments

In the normal course of business, we enter into various transactions to meet the financing needs of our customers, which, in accordance with GAAP, are not included in our consolidated balance sheets. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. We minimize our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)

We enter into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Standby letters of credit are written conditional commitments issued by us to guarantee our customer’s performance to a third-party. In the event the customer does not perform in accordance with the terms of the agreement with the third-party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, we would be entitled to seek recovery from the customer. Our standby letter of credit the arrangements contain security and debt covenants similar to those contained in loan agreements. As of December 31, 2020, we had $181.9 million in outstanding letters of credit, of which $90.7 million were secured by cash collateral and $88.3 million were secured by other collateral. The carrying value of these obligations are not considered material.

The contractual or notional amounts of these instruments, which reflect the extent of our involvement in particular classes of off-balance sheet financial instruments, are summarized as follows:

	December 31,
	2020	2019
Loan origination commitments	$641,965	$565,392
Undrawn lines of credit	1,623,745	1,532,702
Letters of credit	181,890	307,287

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
(20) Litigation

The Company and the Bank are involved in a number of judicial proceedings concerning matters arising from conducting their business activities, including routine legal proceedings arising in the ordinary course of business. These proceedings also include actions brought against the Company and the Bank with respect to corporate matters and transactions in which the Company and the Bank were involved. In addition, the Company and the Bank may be requested to provide information or otherwise cooperate with government authorities in the conduct of investigations of other persons or industry groups.

There can be no assurance as to the ultimate outcome of a legal proceeding; however, the Company and the Bank have generally denied, or believe they have meritorious defenses and will deny, liability in all significant litigation pending against them and intend to vigorously defend each case, other than matters deemed appropriate for settlement. The Company accrues a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims.

(21) Fair Value Measurements

Fair value is the price that at the measurement date, would be received upon exchange of an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants occurring in the principal or most advantageous market for such asset or liability. In estimating fair value, we use valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. GAAP establishes a fair value hierarchy comprised of three levels of inputs that may be used to measure fair values.

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

In general, when available, fair value is based on quoted market prices. If quoted market prices in active markets are not available, fair value is based on internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and our creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes our valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincide with our monthly and/or quarterly valuation process.

The following categories of financial assets are measured at fair value on a recurring basis.

Investment Securities AFS
The majority of our AFS securities are reported at fair value utilizing Level 2 inputs, as quoted market prices are generally not available. For these securities, we obtain fair value measurements from an independent pricing service. The fair value measurements are calculated based on market prices of similar securities and consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the securities’ terms and conditions, among other things.

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
We review the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, we do not purchase investment securities that have a complicated structure. Our entire portfolio consists of traditional investments, nearly all of which are mortgage-backed securities, state and municipal general obligation or revenue bonds, U.S. agency bullet and callable securities and corporate bonds. Pricing for such instruments is fairly generic and is generally easily obtained. From time to time, we validate, on a sample basis, prices supplied by the independent pricing service by comparing to prices obtained from other third-party sources or that are derived using internal models.

At December 31, 2020, we do not believe any of our securities are OTTI; however, we review all of our securities on at least a quarterly basis to assess whether impairments, if any, are OTTI.

Derivatives
The fair values of derivatives are based on valuation models using current observable market data (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counterparty as of the measurement date, which are considered Level 2 inputs. Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. Our derivatives at December 31, 2020, consisted of interest rate swaps. (See Note 11. “Derivatives.”)

A summary of assets and liabilities at December 31, 2020 measured at estimated fair value on a recurring basis is as follows:

	December 31, 2020
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities AFS:
Residential MBS:
Agency-backed	$918,260	$—	$918,260	$—
CMO/Other MBS	373,284	—	373,284	—
Total residential MBS	1,291,544	—	1,291,544	—
Federal agencies	156,467	—	156,467	—
Corporate bonds	463,512	—	463,512	—
State and municipal	387,095	—	387,095	—
Total other securities	1,007,074	—	1,007,074	—
Total investment securities AFS	2,298,618	—	2,298,618	—
Swaps	149,797	—	149,797	—
Total assets	$2,448,415	$—	$2,448,415	$—
Liabilities:
Swaps	$60,004	$—	$60,004	$—
Total liabilities	$60,004	$—	$60,004	$—

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
A summary of assets and liabilities at December 31, 2019 measured at estimated fair value on a recurring basis is as follows:

	December 31, 2019
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities AFS:
Residential MBS:
Agency-backed	$1,615,119	$—	$1,615,119	$—
CMO/Other MBS	512,277	—	512,277	—
Total residential MBS	2,127,396	—	2,127,396	—
Federal agencies	201,138	—	201,138	—
Corporate bonds	320,922	—	320,922	—
State and municipal	446,192	—	446,192	—
Total other investment securities AFS	968,252	—	968,252	—
Total AFS securities	3,095,648	—	3,095,648	—
Interest rate caps and swaps	67,318	—	67,318	—
Total assets	$3,162,966	$—	$3,162,966	$—
Liabilities:
Swaps	$24,314	$—	$24,314	$—
Total liabilities	$24,314	$—	$24,314	$—

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
Collateral Dependent Loans
For collateral dependent loans, which are presented in the table below, where we determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and we expect repayment of the loan to be provided substantially through the operation or sale of the collateral, the ACL- loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For real estate loans, the fair value of the loan’s collateral is determined by third party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. The unobservable inputs may vary depending on the individual assets. We review third party appraisals for appropriateness and adjust the value downward to consider selling and closing costs, which generally range from 4% to 10% of the appraised value. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business.

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
A summary of collateral dependent loans at December 31, 2020:

	December 31, 2020
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
C&I	$10,916	$—	$—	$10,916
ABL	1,899	—	—	1,899
Payroll Finance	2,300	—	—	2,300
CRE	27,323	—	—	27,323
Residential mortgage	1,307	—	—	1,307
Consumer	3,593	—	—	3,593
Total collateral dependent loans measured at fair value	$47,338	$—	$—	$47,338

Impaired Loans

Impaired loans are presented in our consolidated financial statements in the same manner as collateral dependent loans. A summary of impaired loans at December 31, 2019 measured at estimated fair value on a non-recurring basis is the following:

	December 31, 2019
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Commercial & industrial	$14,515	$—	$—	$14,515
ABL	3,772	—	—	3,772
Equipment finance	1,794	—	—	1,794
CRE	12,614	—	—	12,614
Multi-family	1,184	—	—	1,184
Residential mortgage	2,924	—	—	2,924
Consumer	1,300	—	—	1,300
Total impaired loans measured at fair value	$38,103	$—	$—	$38,103

OREO
OREO is initially recorded at fair value less our estimate of costs to sell. These assets are subsequently remeasured and reported at the lower of cost or fair value, less costs to sell, and are primarily comprised of commercial and residential real estate property. Upon initial recognition, OREO is re-measured and reported at fair value through a charge-off to the ACL – loans based on the fair value of the underlying collateral. The fair value is generally determined using Level 3 inputs, including appraisals or other indications of value based on recent comparable sales of similar properties or data inputs that are generally observable in the market place. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. Appraisals are reviewed by our credit department, our external loan review consultant and verified by officers in our credit administration area. OREO subject to non-recurring fair value measurement was $5.3 million and $12.2 million at December 31, 2020 and 2019, respectively. There were write-downs of $1.6 million in 2020, $959 thousand in 2019 and $678 thousand in 2018 related to changes in fair value recognized through income for those foreclosed assets held by us.

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
Significant Unobservable Inputs to Level 3 Measurements
The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for collateral dependent Level 3 assets at December 31, 2020:

Non-recurring fair value measurements	Fair value	Valuation technique	Unobservable input / assumptions	Discount rate/prepayment speeds(1) (weighted average)
Impaired loans:
C&I	$10,916	Discount analysis	Mainly value of taxi medallions	10% -19% (14)%
Asset-based lending	1,899	Appraisal	Value of underlying collateral	Approx. 50%
Payroll finance	2,300	Appraisal	Value of underlying collateral	Approx. 50%
CRE	27,323	Appraisal	Adjustments for comparable properties	22.0%
Residential mortgage	1,307	Appraisal	Adjustments for comparable properties	22.0%
Consumer	3,593	Appraisal	Adjustments for comparable properties	22.0%
Assets taken in foreclosure:
Residential mortgage	1,425	Appraisal	Adjustments by management to reflect current conditions/selling costs	22.0%
CRE	2,368	Appraisal	Adjustments by management to reflect current conditions/selling costs	22.0%
ADC	1,554	Appraisal	Adjustments by management to reflect current conditions/selling costs	22.0%
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

The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets at December 31, 2019:

Non-recurring fair value measurements	Fair value	Valuation technique	Unobservable input / assumptions	Discount rate/prepayment speeds(1) (weighted average)
Impaired loans:
C&I	$14,515	Discount analysis	Mainly value of taxi medallions	6% -10% (7.9)%
Asset-based lending	3,772	Appraisal	Value of underlying collateral	Approx. 50%
Equipment finance	1,794	Appraisal	Value of underlying collateral	15.0%
CRE	12,614	Appraisal	Adjustments for comparable properties	22.0%
Multi-family	1,184	Appraisal	Adjustments for comparable properties	22.0%
Residential mortgage	2,924	Appraisal	Adjustments for comparable properties	22.0%
Consumer	1,300	Appraisal	Adjustments for comparable properties	22.0%
Assets taken in foreclosure:
Residential mortgage	5,220	Appraisal	Adjustments by management to reflect current conditions/selling costs	22.0%
CRE	4,682	Appraisal	Adjustments by management to reflect current conditions/selling costs	22.0%
ADC	2,287	Appraisal	Adjustments by management to reflect current conditions/selling costs	22.0%
(1) See (1) above.

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

Quoted market prices are used to estimate fair values when those prices are available. Active markets do not exist for many types of financial instruments and fair values for these instruments must be estimated using techniques such as discounted cash flow analysis and by comparison to similar instruments. These estimates are highly subjective and require judgments regarding significant matters, such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near-term changes. Fair values disclosed in accordance with GAAP do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect possible tax ramifications or estimated transaction costs.

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of December 31, 2020:

	December 31, 2020
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and due from banks	$305,002	$305,002	$—	$—
Securities AFS	2,298,618	—	2,298,618	—
Securities HTM	1,740,838	—	1,874,504	—
Portfolio loans, net	21,522,309	—	—	21,791,489
Loans held for sale	11,749	—	11,749	—
Accrued interest receivable on securities	26,508	—	26,508	—
Accrued interest receivable on loans	70,997	—	—	70,997
FHLB stock and FRB stock	166,190	—	—	—
Swaps	149,797	—	149,797	—
Financial liabilities:
Non-maturity deposits	21,122,692	21,122,692	—	—
Certificates of deposit	1,996,830	—	2,002,702	—
FHLB borrowings	382,000	—	382,000	—
Other borrowings	304,101	—	304,101	—
Subordinated Notes - Bank	143,703	—	145,870	—
Subordinated Notes - Company	491,910	—	506,497	—
Mortgage escrow funds	59,686	—	59,686	—
Accrued interest payable on deposits	1,068	—	1,068	—
Accrued interest payable on borrowings	3,425	—	3,425	—
Swaps	60,004	—	60,004	—

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of December 31, 2019:

	December 31, 2019
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and due from banks	$329,151	$329,151	$—	$—
Securities AFS	3,095,648	—	3,095,648	—
Securities HTM	1,979,661	—	2,053,191	—
Portfolio loans, net	21,333,974	—	—	21,382,990
Loans held for sale	8,125	—	8,125	—
Accrued interest receivable on securities	29,308	—	29,308	—
Accrued interest receivable on loans	71,004	—	—	71,004
FHLB stock and FRB stock	251,805	—	—	—
Swaps	67,318	—	67,318	—
Financial liabilities:
Non-maturity deposits	18,970,607	18,970,607	—	—
Certificates of deposit	3,448,051	—	3,444,669	—
FHLB borrowings	2,245,653	—	2,248,851	—
Other borrowings	22,678	—	22,677	—
3.50% Senior Notes	173,504	—	173,733	—
Subordinated Notes - 2029	444,123		453,512
Mortgage escrow funds	58,316	—	58,315	—
Accrued interest payable on deposits	5,427	—	5,427	—
Accrued interest payable on borrowings	8,629	—	8,629	—
Swaps	24,314	—	24,314	—

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

Accrued interest receivable
The carrying amounts of accrued interest approximates fair value and is classified in the fair value hierarchy in the same level as the asset/liability the interest is related to.

FHLB and FRB stock
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

FHLB borrowings, other borrowings, 3.50% Senior Notes and Subordinated Notes Bank and Company
The carrying amounts of FHLB short-term borrowings, and borrowings under repurchase agreements, generally maturing within ninety days, approximate their fair values, resulting in a Level 2 classification. The fair value of long-term FHLB borrowings, the 3.50% Senior Notes, and the Subordinated Notes - Bank and Company are estimated using discounted cash flow analyzes based on current borrowing rates for similar types of borrowing arrangements, resulting in a Level 2 classification.

Other financial instruments
Other financial assets and liabilities listed in the table above have estimated fair values that approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk.

The fair values of our off-balance-sheet financial instruments described in Note 19. “Off-Balance Sheet Financial Instruments” were estimated based on current market terms (including interest rates and fees), considering the remaining terms of the agreements and the credit worthiness of the counterparties. At December 31, 2020 and 2019, the estimated fair value of these instruments approximated the related carrying amounts, which were not material.

Accrued interest payable
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

(22) AOCI

Components of AOCI were as follows as of the dates shown below:

	December 31,
	2020	2019
Net unrealized holding gain on AFS securities	$115,523	$52,593
Related income tax (expense)	(31,931)	(14,537)
Available for sale securities AOCI, net of tax	83,592	38,056
Net unrealized holding loss on securities transferred to HTM	(348)	(744)
Related income tax benefit	96	206
Securities transferred to HTM AOCI, net of tax	(252)	(538)
Net unrealized holding gain on retirement plans	2,040	3,728
Related income tax (expense)	(564)	(1,030)
Retirement plan AOCI, net of tax	1,476	2,698
Accumulated other comprehensive income	$84,816	$40,216

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
The following table presents the changes in each component of AOCI for 2020 and 2019, and 2018:

	Net unrealized holding gain (loss) on AFS securities	Net unrealized holding (loss) gain on securities transferred to held to maturity	Net unrealized holding gain (loss) on retirement plans	Total
Year ended December 31, 2020
Balance at beginning of the period	$38,056	$(538)	$2,698	$40,216
Other comprehensive income before reclassification	52,358	—	—	52,358
Amounts reclassified from AOCI	(6,822)	286	(1,222)	(7,758)
Total other comprehensive income (loss)	45,536	286	(1,222)	44,600
Balance at end of period	$83,592	$(252)	$1,476	$84,816
Year ended December 31, 2019
Balance at beginning of the period	$(75,077)	$(2,546)	$11,678	$(65,945)
Other comprehensive income before reclassification	116,684	—	—	116,684
Securities reclassified from HTM to AFS	(8,548)	—	—	(8,548)
Amounts reclassified from AOCI	4,997	2,008	(8,980)	(1,975)
Total other comprehensive income (loss)	113,133	2,008	(8,980)	106,161
Balance at end of period	$38,056	$(538)	$2,698	$40,216
Year ended December 31, 2018
Balance at beginning of the period	$(22,324)	$(2,678)	$(1,164)	$(26,166)
Reclassification of the stranded income tax effects from the enactment of the Tax Reform Act from AOCI	(4,376)	(525)	(228)	$(5,129)
Other comprehensive (loss) before reclassification	(56,183)	—	—	(56,183)
Amounts reclassified from AOCI	7,806	657	13,070	21,533
Total other comprehensive (loss) income	(52,753)	132	12,842	(39,779)
Balance at end of period	$(75,077)	$(2,546)	$11,678	$(65,945)
Location in consolidated income statement where reclassification from AOCI is included	Net gain (loss) on sale of securities	Interest income on securities	Other non-interest expense

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
(23) Condensed Parent Company Financial Statements

Set forth below are the condensed balance sheets of the Company:

	December 31,
	2020	2019
Assets:
Cash	$128,721	$265,145
Investment in the Bank	4,881,841	4,643,022
Goodwill	27,910	27,910
Trade name	20,500	20,500
Other assets	31,875	24,521
Total assets	$5,090,847	$4,981,098
Liabilities:
3.50% Senior Notes	$—	$173,504
Subordinated Notes - Company	491,910	270,941
Other liabilities	8,423	6,540
Total liabilities	500,333	450,985
Stockholders’ equity	4,590,514	4,530,113
Total liabilities & stockholders’ equity	$5,090,847	$4,981,098

The table below presents the condensed income statement of the Company:

	For the year ended December 31,
	2020	2019	2018
Interest income	$166	$43	$46
Dividends from the Bank	185,000	500,000	290,007
Interest expense	(15,233)	(5,986)	(8,747)
Non-interest expense	(24,963)	(21,566)	(14,564)
Income tax benefit	7,320	6,260	5,397
Income before equity in undistributed earnings of the Bank	152,290	478,751	272,139
Equity in undistributed earnings (excess distributed) of the Bank	73,479	(51,710)	175,115
Net income	225,769	427,041	447,254
Preferred stock dividends	7,883	7,933	7,978
Net income available to common stockholders	$217,886	$419,108	$439,276

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
The table below presents the condensed statements of cash flows of the Company:

	For the year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$225,769	$427,041	$447,254
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed) excess distributed earnings of the Bank	(73,479)	51,710	(175,115)
(Gain) on extinguishment of 3.50% Senior Notes	—	(46)	(172)
Other adjustments, net	13,339	6,171	5,560
Net cash provided by operating activities	165,629	484,876	277,527
Cash flows from investing activities:
Investment in the Bank	(175,000)	(75,000)	—
Cash flows from financing activities:
Proceeds from issuance of Subordinated Notes - Company	221,577	270,941	—
Maturity and early redemption of 3.50% Senior Notes	(173,373)	(6,954)	(19,455)
Repayment of Subordinated Notes - 2029	(1,000)	—	—
Maturity of 5.50% Senior Notes	—	—	(77,000)
Cash dividends paid on common stock	(54,495)	(58,110)	(63,118)
Cash dividend paid on preferred stock	(8,775)	(8,775)	(8,775)
Stock-based compensation transactions	610	2,909	691
Repurchase of treasury stock	(111,597)	(382,883)	(159,903)
Net cash (used for) financing activities	(127,053)	(182,872)	(327,560)
Net (decrease) increase in cash	(136,424)	227,004	(50,033)
Cash at beginning of the period	265,145	38,141	88,174
Cash at end of the period	$128,721	$265,145	$38,141

Table of Contents             STERLING BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share or per share data)
(24) Quarterly Results of Operations (Unaudited)

The following is a consolidated condensed summary of quarterly results of operations for 2020 and 2019:

	For the year ended December 31, 2020
For the quarter ended	March 31	June 30	September 30	December 31
Interest and dividend income	$273,527	$253,226	$244,658	$242,610
Interest expense	61,755	39,927	26,834	20,584
Net interest income	211,772	213,299	217,824	222,026
Provision for credit losses	138,280	56,606	30,000	27,500
Non-interest income	47,326	26,090	28,225	33,921
Non-interest expense	114,713	124,881	119,362	133,473
Income before income tax	6,105	57,902	96,687	94,974
Income tax (benefit) expense	(8,042)	7,110	12,280	18,551
Net income	14,147	50,792	84,407	76,423
Preferred stock dividend	1,976	1,972	1,969	1,966
Net income available to common stockholders	$12,171	$48,820	$82,438	$74,457
Earnings per common share:
Basic	$0.06	$0.25	$0.43	$0.39
Diluted	0.06	0.25	0.43	0.38

	For the year ended December 31, 2019
For the quarter ended	March 31	June 30	September 30	December 31
Interest and dividend income	$309,400	$302,457	$295,209	295,474
Interest expense	73,894	70,618	71,888	67,217
Net interest income	235,506	231,839	223,321	228,257
Provision for loan losses	10,200	11,500	13,700	10,585
Non-interest income	19,597	27,058	51,830	32,381
Non-interest expense	114,992	126,940	106,455	115,450
Income before income tax	129,911	120,457	154,996	134,603
Income tax expense	28,474	23,997	32,549	27,905
Net income	101,437	96,460	122,447	106,698
Preferred stock dividend	1,989	1,987	1,982	1,976
Net income available to common stockholders	$99,448	$94,473	$120,465	104,722
Earnings per common share:
Basic	$0.47	$0.46	$0.59	$0.52
Diluted	0.47	0.46	0.59	0.52

(25) Recently Issued Accounting Standards

ASU 2018-14, “Compensation - Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20).” ASU 2018-14 amends and modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The amendments in this update remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. ASU 2018-14 will be effective for us on January 1, 2021, and is not expected to have a significant impact on our financial statements.

ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” ASU 2019-12 provides guidance to simplify the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 will be effective for us on January 1, 2021, and is not expected to have a significant impact on our financial statements.

ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ASU 2020-04 was effective upon issuance and generally can be applied through December 31, 2022.

ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs.” ASU 2020-08 clarifies the accounting for the amortization of purchase premiums for callable debt securities with multiple call dates. ASU 2020-8 will be effective for us on January 1, 2021 and is not expected to have a significant impact on our financial statements.

ASU 2020-09, “Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762.” ASU 2020-9 amends the ASC to reflect the issuance of an SEC rule related to financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities and affiliates whose securities are pledged as collateral for registered securities. ASU 2020-09 will be effective for us on January 4, 2021, concurrent with the effective date of the SEC release, and is not expected to have a significant impact on our financial statements.

ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” ASU 2021-01 clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance and generally can be applied through December 31, 2022.

See Note 1. “Basis of Financial Statement Presentation and Summary of Significant Accounting Policies” for a discussion of the adoption of new accounting standards that affected the consolidated financial statements contained in this report.

ITEM 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
ITEM 9A.Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of December 31, 2020. Based on this assessment we have concluded that as of December 31, 2020, our disclosure controls and procedures were effective.

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

Management assessed our internal control over financial reporting as of December 31, 2020. This assessment was based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

(c) Attestation Report of the Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Crowe LLP, as stated in their report, which is included elsewhere herein.

(d) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth fiscal quarter and the fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.Other Information
Not applicable.

PART III
ITEM 10.Directors, Executive Officers, and Corporate Governance
The information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.
ITEM 11.Executive Compensation
The information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.
ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We do not have any equity compensation programs that were not approved by stockholders.
Securities Authorized for Issuance under Equity Compensation Plans
Set forth below is certain information as of December 31, 2020, regarding equity compensation that has been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average Exercise price (1)	Number of securities remaining available for issuance under plan
Stock Option Plans	336,621	$11.14	1,811,418

(1)Weighted average exercise price represents Stock Option Plans only, since restricted shares have no exercise price.
The other information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.
ITEM 13.Certain Relationships and Related Transactions and Director Independence
The information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.
ITEM 14.Principal Accountant Fees and Services
The information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements

The financial statements filed in Item 8 of this Form 10-K are as follows:
(A)	Report of Independent Registered Public Accounting Firm on Financial Statements
(B)	Consolidated Balance Sheets as of December 31, 2020 and 2019
(C)	Consolidated Income Statements for the years ended December 31, 2020, 2019 and 2018
(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018
(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
(G)	Notes to Consolidated Financial Statements
(H)	Financial Statement Schedules

(2)	All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(3)	Exhibits

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
4.1
Description of the Company’s Capital Stock and Depositary Shares, each representing 1/40 interest in a share of 6.50% Non-Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K filed on February 28, 2020 (File No. 001-35385)).

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

4.8
First Supplemental Indenture, dated as of December 16, 2019, by and between Sterling Bancorp and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 16, 2019 (File No. 001-35385)).

4.9
Second Supplemental Indenture, dated as of October 30, 2020, by and between Sterling Bancorp and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on October 30, 2020 (File No. 001-35385)).

4.10	Form of 4.00% Fixed-to-Floating Subordinated Notes due 2029 (attached as Exhibit A in Exhibit 4.8 hereto).
4.11	Form of 3.875% Fixed-to-Floating Subordinated Notes due 2030 (attached as Exhibit A in Exhibit 4.9 hereto).
4.12	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, no instrument which defines the holders of long-term debt of the Company or any of its consolidated subsidiaries is filed herewith. Pursuant to this regulation, the Company hereby agrees to furnish a copy of any such instrument to the Commission upon request.
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
10.09
Form of Restricted Stock Award Agreement Pursuant to the Provident New York Bancorp 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on November 28, 2014).(File No. 001-35385)*

10.10
Form of Stock Option Award Agreement Pursuant to the Provident New York Bancorp 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on November 28, 2014 (File No. 001-35385)).*

10.11
Form of Performance-Based Stock Award Agreement Pursuant to the Provident New York Bancorp 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on November 28, 2014 (File No. 001-35385)).*

10.12
Form of Restricted Stock Award Agreement Pursuant to the Sterling Bancorp 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on November 28, 2014 (File No. 001-35385)).*

10.13
Form of Stock Option Award Agreement Pursuant to the Sterling Bancorp 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on November 28, 2014 (File No. 001-35385)).*

10.14
Form of Performance-Based Stock Award Agreement Pursuant to the 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on November 28, 2014 (File No. 001-35385)).*

10.15
Sterling Bancorp Amended and Restated 2015 Omnibus Equity and Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, filed on April 17, 2019 (File No. 001-35385)).*

10.16
Form of Stock Option Award Agreement Pursuant to the Sterling Bancorp Amended and Restated 2015 Omnibus Equity and Incentive Plan (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on February 27, 2017 (File No. 001-35385)).*

10.17
Form of Performance Award Agreement Pursuant to the Sterling Bancorp Amended and Restated 2015 Omnibus Equity and Incentive Plan (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on February 27, 2017 (File No. 001-35385)).*

10.18
Form of NEO Restricted Stock Award Agreement Pursuant to the Sterling Bancorp Amended and Restated 2015 Omnibus Equity and Incentive Plan (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K filed on February 27, 2017 (File No. 001-35385)).*

10.19
Form of non-NEO Restricted Stock Award Agreement Pursuant to the Sterling Bancorp Amended and Restated 2015 Omnibus Equity and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2015 (File No. 001-35385)).*

10.20
Amended and Restated Employment Agreement by and among the Company, the Bank and Jack L. Kopnisky, dated April 3, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 5, 2019 (File No. 001-35385)).*

10.21
Amended and Restated Employment Agreement by and among the Company, the Bank and Luis Massiani, dated April 3, 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 5, 2019 (File No. 001-35385)).*

10.22
Amended and Restated Employment Agreement by and among the Company, the Bank and Rodney Whitwell, dated April 3, 2019 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 5, 2019 (File No. 001-35385)).*

10.23
Amended and Restated Employment Agreement by and among the Company, the Bank and Michael E. Finn, dated April 3, 2019 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on April 5, 2019 (File No. 001-35385)).*

10.24
Amended and Restated Employment Agreement by and among the Company, the Bank and James P. Blose, dated April 3, 2019 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on April 5, 2019 (File No. 001-35385)).*

10.25
Amended and Restated Employment Agreement by and among the Company, the Bank and Thomas Geisel, dated April 3, 2019 (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2019 (File No. 001-35385)).*

10.26
Amended and Restated Employment Agreement by and among the Company, the Bank and Brian Edwards, dated April 3, 2019 (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2019 (File No. 001-35385)).*

10.27
Amended and Restated Employment Agreement by and among the Company, the Bank and Javier Evans, dated April 3, 2019 (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2019 (File No. 001-35385)).*

10.28
Employment Agreement by and among the Company, the Bank and Bea Ordonez, dated November 9, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 12, 2021 (File No. 001-35385))*

10.29	Supplemental Equity Award to Jack Kopnisky (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K filed on March 1, 2019 (File No. 001-35385)).*
10.30	Supplemental Equity Award to Luis Massiani (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed on March 1, 2019 (File No. 001-35385)).*
10.31	Supplemental Equity Award to Rodney Whitwell (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed on March 1, 2019 (File No. 001-35385)).*
10.32	Supplemental Equity Award to Michael Finn (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on March 1, 2019 (File No. 001-35385)).*
10.33	Supplemental Equity Award to James Blose (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on March 1, 2019 (File No. 001-35385)).*
10.34	Supplemental Equity Award to Thomas Geisel (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed on March 1, 2019 (File No. 001-35385)).*
10.35	Supplemental Equity Award to Brian Edwards (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed on March 1, 2019 (File No. 001-35385)).*
10.36	Supplemental Equity Award to Javier Evans (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on March 1, 2019 (File No. 001-35385)).*
21	Subsidiaries of Registrant (filed herewith).
23	Consent of Crowe LLP (filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as amended by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

*    Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sterling Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Sterling Bancorp

Date:	February 26, 2021	By:	/s/ Jack L. Kopnisky
Jack L. Kopnisky
President, Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Jack L. Kopnisky	By:	/s/ Luis Massiani
	Jack L. Kopnisky		Luis Massiani
	President, Chief Executive Officer and		Senior Executive Vice President
	Director		Chief Financial Officer
	(Principal Executive Officer)		Principal Financial Officer
Date:	February 26, 2021		(Principal Accounting Officer)
		Date:	February 26, 2021

By:	/s/ Richard O’Toole
Richard O’Toole
Chairman of the Board of Directors
Date:	February 26, 2021

By:	/s/ Mona Aboelnaga Kanaan	By:	/s/ John P. Cahill	By:	/s/ Navy E. Djonovic
	Mona Aboelnaga Kanaan		John P. Cahill		Navy E. Djonovic
	Director		Director		Director
Date:	February 26, 2021	Date:	February 26, 2021	Date:	February 26, 2021

By:	/s/ Fernando Ferrer	By:	/s/ Robert S. Giambrone	By:	/s/ James J. Landy
	Fernando Ferrer		Robert S. Giambrone		James J. Landy
	Director		Director		Director
Date:	February 26, 2021	Date:	February 26, 2021	Date:	February 26, 2021

By:	/s/ Maureen B. Mitchell	By:	/s/ Patricia M. Nazemetz	By:	/s/ Ralph F. Palleschi
	Maureen B. Mitchell		Patricia M. Nazemetz		Ralph F. Palleschi
	Director		Director		Director
Date:	February 26, 2021	Date:	February 26, 2021	Date:	February 26, 2021

By:	/s/ Burt B. Steinberg	By:	/s/ William E. Whiston
	Burt B. Steinberg		William E. Whiston
	Director		Director
Date:	February 26, 2021	Date:	February 26, 2021