Form 10-Q
period 2021-03-31
STERLING BANCORP
filed 2021-04-30
CIK 1070154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-35385
______________________________
STERLING BANCORP
(Exact Name of Registrant as Specified in its Charter)
_______________________________

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares outstanding as of April 28, 2021
$0.01 per share	192,599,296

STERLING BANCORP AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
QUARTERLY PERIOD ENDED MARCH 31, 2021

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
ASSETS:
Cash and due from banks	$935,633	$305,002
Securities available for sale, at estimated fair value	2,524,671	2,298,618
Securities held to maturity (“HTM”), net of allowance for credit losses of $1,499 at March 31, 2021 and December 31, 2020	1,716,786	1,740,838
Loans held for sale	36,237	11,749
Portfolio loans	21,151,973	21,848,409
Allowance for credit losses - loans	(323,186)	(326,100)
Portfolio loans, net	20,828,787	21,522,309
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, at cost	153,968	166,190
Accrued interest receivable	103,323	97,505
Premises and equipment, net	199,782	202,555
Goodwill	1,683,482	1,683,482
Other intangible assets, net	89,788	93,564
Bank owned life insurance (“BOLI”)	630,430	629,576
Other real estate owned	5,227	5,347
Other assets	1,006,168	1,063,403
Total assets	$29,914,282	$29,820,138
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$23,841,718	$23,119,522
FHLB and other borrowings	—	382,000
Federal Funds Purchased	—	277,000
Repurchase agreements	31,679	27,101
Subordinated Notes - Bank	143,757	143,703
Subordinated Notes - Company	492,063	491,910
Mortgage escrow funds	82,245	59,686
Other liabilities	702,656	728,702
Total liabilities	25,294,118	25,229,624
Commitments and Contingent liabilities (See Note 14. “Commitments and Contingencies”)
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; 135,000 shares issued and outstanding at March 31, 2021 and December 31, 2020)	136,458	136,689
Common stock (par value $0.01 per share; 310,000,000 shares authorized at March 31, 2021 and December 31, 2020; 229,872,925 shares issued at March 31, 2021 and December 31, 2020; 192,567,901 and 192,923,371 shares outstanding at March 31, 2021 and December 31, 2020, respectively)	2,299	2,299
Additional paid-in capital	3,745,890	3,761,993
Treasury stock, at cost (37,305,024 shares at March 31, 2021 and 36,949,554 shares at December 31, 2020)	(699,415)	(686,911)
Retained earnings	1,377,341	1,291,628
Accumulated other comprehensive income, net of tax expense of $21,999 at March 31, 2021 and $32,399 at December 31, 2020	57,591	84,816
Total stockholders’ equity	4,620,164	4,590,514
Total liabilities and stockholders’ equity	$29,914,282	$29,820,138
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Income Statements (Unaudited)
(Dollars in thousands, except share and per share data)

	Three months ended
	March 31,
	2021	2020
Interest and dividend income:
Loans and loan fees	$205,855	$235,439
Securities taxable	15,352	20,629
Securities non-taxable	11,738	12,997
Other earning assets	902	4,462
Total interest and dividend income	233,847	273,527
Interest expense:
Deposits	8,868	45,781
Borrowings	7,065	15,974
Total interest expense	15,933	61,755
Net interest income	217,914	211,772
Provision for credit losses - loans	10,000	136,577
Provision for credit losses - held to maturity securities	—	1,703
Net interest income after provision for credit losses	207,914	73,492
Non-interest income:
Deposit fees and service charges	6,563	6,622
Accounts receivable management / factoring commissions and fees	5,426	5,538
Bank owned life insurance	4,955	5,018
Loan commissions and fees	10,477	11,024
Investment management fees	1,852	1,847
Net gain on sale of securities	719	8,412
Net gain on called securities	—	4,880
Other	2,364	3,985
Total non-interest income	32,356	47,326
Non-interest expense:
Compensation and benefits	58,087	54,876
Stock-based compensation plans	6,617	6,006
Occupancy and office operations	14,515	15,199
Information technology	9,246	8,018
Professional fees	7,077	5,749
Amortization of intangible assets	3,776	4,200
FDIC insurance and regulatory assessments	3,230	3,206
Other real estate owned expense, net	(68)	52
Impairment related to financial centers and real estate consolidation strategy	633	—
Loss on extinguishment of borrowings	—	744
Other	15,052	16,663
Total non-interest expense	118,165	114,713
Income before income tax expense (benefit)	122,105	6,105
Income tax expense (benefit)	22,955	(8,042)
Net income	99,150	14,147
Preferred stock dividend	1,963	1,976
Net income available to common stockholders	$97,187	$12,171
Weighted average common shares:
Basic	191,890,512	196,344,061
Diluted	192,621,907	196,709,038
Earnings per common share:
Basic	$0.51	$0.06
Diluted	0.50	0.06
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three months ended
	March 31,
	2021	2020
Net income	$99,150	$14,147
Other comprehensive income, before tax:
Change in unrealized holding (losses) gains on securities available for sale	(33,926)	48,755
Reclassification adjustment for net realized (gains) included in net income	(719)	(8,412)
Accretion of net unrealized loss on securities transferred to held to maturity	45	97
Change in the actuarial loss of defined benefit plan and post-retirement benefit plans	(3,025)	(2,568)
Total other comprehensive (loss) income, before tax	(37,625)	37,872
Deferred tax benefit (expense) related to other comprehensive income	10,400	(10,467)
Other comprehensive (loss) income, net of tax	(27,225)	27,405
Comprehensive income	$71,925	$41,552
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share and per share data)

	Number of common shares	Preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balance at January 1, 2020	198,455,324	$137,581	$2,299	$3,766,716	$(583,408)	$1,166,709	$40,216	$4,530,113
Cumulative effect of change in accounting principle (see Note 1. “Basis of Financial Statement Presentation”)	—	—	—	—	—	(54,254)	—	(54,254)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	198,455,324	137,581	2,299	3,766,716	(583,408)	1,112,455	40,216	4,475,859
Net income	—	—	—	—	—	14,147	—	14,147
Other comprehensive income	—	—	—	—	—	—	27,405	27,405
Stock options & other stock transactions, net	41,000	—	—	—	346	68	—	414
Common shares acquired from stock compensation plan activity	(316,582)	—	—	(24,516)	5,916	14,187	—	(4,413)
Stock-based compensation	1,181,673	—	—	7,308	(1,891)	589		6,006
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(13,768)	—	(13,768)
Cash dividends declared ($16.25 per preferred share)	—	(218)	—	—	—	(1,976)	—	(2,194)
Purchase of treasury stock	(4,900,759)	—	—	—	(81,032)	—	—	(81,032)
Balance at March 31, 2020	194,460,656	$137,363	$2,299	$3,749,508	$(660,069)	$1,125,702	$67,621	$4,422,424

	Number of common shares	Preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at January 1, 2021	192,923,371	$136,689	$2,299	$3,761,993	$(686,911)	$1,291,628	$84,816	$4,590,514
Net income	—	—	—	—	—	99,150	—	99,150
Other comprehensive loss	—	—	—	—	—	—	(27,225)	(27,225)
Stock options & other stock transactions, net	73,946	—	—	—	1,376	(624)	—	752
Common shares acquired from stock compensation plan activity	(332,290)	—	—	(23,241)	13,860	2,746	—	(6,635)
Stock-based compensation	1,138,246	—	—	7,138	(415)	(106)	—	6,617
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(13,490)	—	(13,490)
Cash dividends declared ($16.25 per preferred share)	—	(231)	—	—	—	(1,963)	—	(2,194)
Purchase of treasury stock	(1,235,372)	—	—	—	(27,325)	—	—	(27,325)
Balance at March 31, 2021	192,567,901	$136,458	$2,299	$3,745,890	$(699,415)	$1,377,341	$57,591	$4,620,164
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three months ended
	March 31,
	2021	2020

Cash flows from operating activities:
Net income	$99,150	$14,147
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses - loans	10,000	136,577
Provision for credit losses - held to maturity securities	—	1,703
Net (gain) from write-downs and sales of other real estate owned	(2)	(62)
Net (gain) on extinguishment of Senior Notes	—	(8)
Depreciation of premises and equipment	4,576	5,034
Loss on extinguishment of FHLB borrowings	—	753
Impairment on fixed assets	197	—
Impairment of early termination of leases	127	—
Amortization of intangible assets	3,776	4,200
Loss on sale of premises and equipment	309	—
Amortization of low income housing tax credits	11,507	7,401
Net (gain) on sale of securities	(706)	(8,412)
(Gain) on security calls available for sale	(18)	(4,897)
Loss on security calls held to maturity	5	17
Net amortization of premiums on securities	7,601	7,978
Amortization of premium on certificates of deposit	(286)	(692)
Net accretion of purchase discount and amortization of net deferred loan costs	(7,972)	(10,385)
Net accretion of debt issuance costs and amortization of premium on borrowings	207	(144)
Restricted stock compensation expense	6,617	6,006
Proceeds from sales of loans held for sale	81,752	1
Increase in cash surrender value of bank owned life insurance	(4,955)	(5,018)
Deferred income tax benefit	(10,888)	(60,653)
Other adjustments (principally net changes in other assets and other liabilities)	41,331	(86,627)
Net cash provided by operating activities	242,328	6,919
Cash flows from investing activities:
Purchases of securities:
Available for sale	(419,386)	(124,408)
Held to maturity	(652)	(882)
Proceeds from maturities and other principal payments on securities:
Available for sale	134,901	64,600
Held to maturity	17,953	17,343
Proceeds from sales of securities available for sale	20,706	407,524
Proceeds from calls of securities available for sale	2,025	138,872
Proceeds from calls of securities held to maturity	925	905
Portfolio loan repayments (originations), net	585,254	(339,730)
Proceeds from sale of commercial loans	—	95,179
Redemptions of FHLB and FRB stock, net	12,222	11,083
Proceeds from sales of other real estate owned	122	1,168
Purchases of premises and equipment	(5,588)	(8,374)
Proceeds from bank owned life insurance	4,101	2,218
Proceeds from sale of premises and equipment	3,279	1,884
Purchases of low income housing tax credits	(9,286)	(45,196)
Net cash provided by investing activities	346,576	222,186

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three months ended
	March 31,
	2021	2020

Cash flows from financing activities:
Net increase in transaction, savings and money market deposits	961,084	628,101
Net (decrease) in certificates of deposit	(238,602)	(487,787)
Net (decrease) in short-term FHLB borrowings	(382,000)	(40,000)
Advances of term FHLB borrowings	—	300,000
Repayments of term FHLB borrowings	—	(550,000)
Repayment of Senior Notes	—	(2,000)
Net (decrease) increase in other short term borrowings	(272,422)	4,884
Net increase in mortgage escrow funds	22,559	38,175
Stock options & other stock transactions, net	752	414
Common shares acquired related to stock compensation plan activity	(6,635)	(4,413)
Treasury shares repurchased	(27,325)	(81,032)
Cash dividends paid - common stock	(13,490)	(13,768)
Cash dividends paid - preferred stock	(2,194)	(2,194)
Net cash provided by (used in) financing activities	41,727	(209,620)
Net increase in cash and cash equivalents	630,631	19,485
Cash and cash equivalents at beginning of period	305,002	329,151
Cash and cash equivalents at end of period	$935,633	$348,636
Supplemental cash flow information:
Interest payments	$9,595	$58,803
Income tax payments	5,316	5,678
Real estate acquired in settlement of loans	—	732
Loans transferred from held for investment to held for sale	106,240	95,179
Operating cash flows from operating leases	3,928	5,109
See accompanying notes to consolidated financial statements.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

(1) Basis of Financial Statement Presentation and Summary of Significant Accounting Policies

(a) Nature of Operations
Sterling Bancorp (“Sterling”, the “Company,” “we,” “us” and “our” ) is a Delaware corporation, a bank holding company and a financial holding company headquartered in Pearl River, New York that owns all of the outstanding shares of common stock of Sterling National Bank (the “Bank”), its principal subsidiary. The Bank is a full-service regional bank specializing in the delivery of services and solutions to business owners, their families and consumers within the communities it serves through teams of dedicated and experienced relationship managers.

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

The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but, in the opinion of management, reflect all adjustments necessary for a fair presentation of our financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2020, included in our Annual Report on Form 10-K, as filed with the SEC on February 26, 2021 (the “2020 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period. Certain items in prior financial statements have been reclassified to conform to the current presentation. These reclassifications had no impact on previously reported net income.

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

(d) Announcement of Definitive Merger Agreement
On April 19, 2021, Webster Financial Corporation (NYSE: WBS) (“Webster”), the parent company of Webster Bank, National Association, and Sterling, the parent company of the Bank, jointly announced that they have entered into a definitive agreement under which the companies will combine in an all stock merger of equals. See Note 18. “Subsequent Events” for further information.

(e) Risks and Uncertainties - COVID-19
The COVID-19 pandemic and the resultant deterioration in global macro-economic conditions has continued to impact our business and our clients. While significant progress is being made in the U.S. in connection with vaccine distribution efforts and the macro-economic forecasts are generally more positive, some uncertainty continues to exist regarding the speed of the economic recovery, especially in the NY Metro Market area, and the ultimate impact on our business, financial position, results of operations and cash flows will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the scope and duration of the pandemic globally, the actions that will be taken by governmental authorities to both contain the outbreak and to provide continuing support to affected businesses through additional stimulus funds and otherwise, the speed and efficiency of the vaccine roll out in New York state and elsewhere, and the ongoing response of, and impact to, our clients and business partners.

The COVID-19 pandemic negatively impacted the global economy, causing businesses to shut down and unemployment rates to increase, disrupted global supply chains and created significant volatility and disruption in financial markets. In response to the pandemic, governmental and other authorities instituted numerous measures to contain the virus including travel bans, shelter-in-place orders and business shutdowns. Our business, financial position, results of operations and cash flows have been and will be impacted by factors which include, but are not limited to: a continued dampened demand for our products and services, a prolonged period of low or near zero interest rates, a potential further deterioration in the financial condition of our clients resulting in an increase in our allowance for credit losses and the recognition of further credit losses, and a prolonged deterioration of business conditions in our primary markets, particularly the New York Metro Market and the New York Suburban Market.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

Some of our clients continue to face a very challenging business environment. The current economic conditions, especially if prolonged, could negatively impact the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, cause an increase in the number of non-performing loans, impair the value of collateral securing loans, and cause significant property damage, all of which could negatively impact our operating results and financial condition.

The pandemic resulted in a significant increase in our allowance for credit losses (“ACL”) - loans to $323.2 million or 1.53% of total portfolio loans recorded at March 31, 2021 versus $106.2 million or 0.50% at December 31, 2019. During the year ended December 31, 2020, approximately $165.0 million of the $251.7 million of provision for credit loss expense was recorded as a result of changes in the macro-economic assumptions in our forecast model resulting from the COVID-19 pandemic. While the improving macro-economic forecast drove a lower quarter over linked quarter estimate for the ACL at March 31, 2021, in light of continued, though slowing, credit migration in our portfolio, we have continued to take a measured and conservative approach to reserve releases and recorded an ACL as of March 31, 2021 that was roughly flat versus December 31, 2020. At March 31, 2021, loans criticized as special mention were $494.5 million and classified loans (substandard and doubtful) were $590.1 million. The collateral for these loans is mainly located in the New York Metro Market and includes office, retail, hotel and multi-family properties. At March 31, 2021, we had $130.5 million of loan payment deferral agreements with borrowers, down from $208.4 million at December 31, 2020.

The New York Metro Market and the New York Suburban Market have been particularly impacted by COVID-19, resulting in prolonged periods of business interruption, heightened levels of unemployment caused by business closures, temporary and permanent, and a significant decline in demand for commercial real estate. This has had the effect of negatively impacting the net operating income of some of our commercial real estate borrowers as well as the value of collateral underlying our commercial real estate loan portfolio. As such, given our business concentration in the New York Metro Market and the New York Suburban Market, our results may be disproportionately impacted when compared to the results and financial condition of other banks or bank holding companies that do not operate in or have a geographic concentration in the New York Metro Market or the New York Suburban Market.

To the extent the COVID-19 pandemic adversely affects our business, financial position, results of operations and/or cash flows, it may also have the effect of heightening many of the other risks we face, including the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 26, 2021.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
(2) Securities

The following table summarizes our securities as of March 31, 2021, including a summary of the amortized cost fair value and allowance for credit losses related to HTM securities and the amortized cost, fair value of AFS securities. The terms “MBS” refers to mortgage-backed securities and the term “CMOs” refers to collateralized mortgage obligations. Both of these terms are further defined in Note 15. “Fair Value Measurements”:

	March 31, 2021
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value	Allowance for credit losses
Residential MBS:
Agency-backed	$832,665	$33,917	$(1,789)	$864,793	$87,645	$3,013	$—	$90,658	$—
CMOs/Other MBS	302,349	12,403	—	314,752	—	—	—	—	—
Total residential MBS	1,135,014	46,320	(1,789)	1,179,545	87,645	3,013	—	90,658	—
Other securities:
US Treasury and federal agencies	340,074	4,898	(1,500)	343,472	24,844	687	—	25,531	—
Corporate	594,845	25,200	(7,121)	612,924	19,837	868	—	20,705	80
State and municipal	373,860	15,232	(362)	388,730	1,568,209	103,435	(58)	1,671,586	1,374
Other	—	—	—	—	17,750	173	(171)	17,752	45
Total other securities	1,308,779	45,330	(8,983)	1,345,126	1,630,640	105,163	(229)	1,735,574	1,499
Total securities	$2,443,793	$91,650	$(10,772)	$2,524,671	$1,718,285	$108,176	$(229)	$1,826,232	$1,499

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

A summary of amortized cost and estimated fair value of securities as of December 31, 2020 is presented below:

	December 31, 2020
	Available for Sale					Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value	Allowance for credit losses
Residential MBS:
Agency-backed	$873,358	$44,911	$(9)	$918,260	$104,329	$4,100	$—	$108,429	$—
CMOs/Other MBS	352,473	20,811	—	373,284	—	—	—	—	—
Total residential MBS	1,225,831	65,722	(9)	1,291,544	104,329	4,100	—	108,429	—
Other securities:
Federal agencies	149,852	6,615	—	156,467	24,811	844	—	25,655	—
Corporate	438,226	27,334	(2,048)	463,512	19,851	535	—	20,386	75
State and municipal	369,186	18,090	(181)	387,095	1,575,596	126,575	(69)	1,702,102	1,379
Other	—	—	—	—	17,750	189	(7)	17,932	45
Total other securities	957,264	52,039	(2,229)	1,007,074	1,638,008	128,143	(76)	1,766,075	1,499
Total securities	$2,183,095	$117,761	$(2,238)	$2,298,618	$1,742,337	$132,243	$(76)	$1,874,504	$1,499

The amortized cost and estimated fair value of securities at March 31, 2021 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential MBS are shown separately since they are not due at a single maturity date.

	March 31, 2021
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Remaining period to contractual maturity:
One year or less	$1,930	$1,929	$23,767	$24,114
One to five years	321,730	332,513	84,722	88,811
Five to ten years	603,636	624,601	392,685	417,633
Greater than ten years	381,483	386,083	1,129,466	1,205,016
Total securities with a stated maturity date	1,308,779	1,345,126	1,630,640	1,735,574
Residential MBS	1,135,014	1,179,545	87,645	90,658
Total securities	$2,443,793	$2,524,671	$1,718,285	$1,826,232

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
Sales and calls of securities for the periods indicated below were as follows:

	For the three months ended
	March 31,
	2021	2020
Available for sale:
Proceeds from sales	$20,706	$407,524
Gross realized gains	1,236	8,480
Gross realized losses	(530)	(68)
Income tax expense on realized net gains	131	1,472
Proceeds from calls	$2,950	$139,777
Gross realized gains	31	4,909
Gross realized losses	(18)	(29)
Income tax expense on realized net gains	2	854

At March 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity, other than the U.S. federal government and its agencies.

The following table summarizes AFS securities with unrealized losses in an unrealized loss position for which an ACL has not been recorded at March 31, 2021 and December 31, 2020 aggregated by major security type and length of time in a continuous unrealized loss position:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS
March 31, 2021
Residential MBS:
Agency-backed	$48,576	$(1,781)	$276	$(8)	$48,852	$(1,789)
Other securities:
US Treasury and federal agencies	208,506	(1,500)	—	—	208,506	(1,500)
Corporate	187,172	(7,121)	—	—	187,172	(7,121)
State and municipal	24,361	(195)	10,706	(167)	35,067	(362)
Total other securities	420,039	(8,816)	10,706	(167)	430,745	(8,983)
Total securities	$468,615	$(10,597)	$10,982	$(175)	$479,597	$(10,772)
December 31, 2020
Residential MBS:
Agency-backed	$396	$(1)	$1,970	$(8)	$2,366	$(9)
Other securities:
Corporate	83,191	(2,048)	—	—	83,191	(2,048)
State and municipal	2,507	(29)	10,872	(152)	13,379	(181)
Total other securities	85,698	(2,077)	10,872	(152)	96,570	(2,229)
Total securities	$86,094	$(2,078)	$12,842	$(160)	$98,936	$(2,238)

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

At March 31, 2021, a total of 59 AFS securities were in a continuous unrealized loss position for less than 12 months and 56 AFS securities were in a continuous unrealized loss position for 12 months or longer.

At March 31, 2021 and December 31, 2020, accrued interest receivable on AFS securities was $14.9 million and $10.9 million, respectively. Accrued interest receivable on AFS securities is included in accrued interest receivable on the consolidated balance sheets. The following table summarizes securities HTM with unrecognized losses, segregated by the length of time in a continuous unrecognized loss position for the periods presented below:

	Continuous unrecognized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
HTM
March 31, 2021
Other securities:
State and municipal	$—	$—	$3,910	$(58)	$3,910	$(58)
Other	4,829	(171)	—	—	4,829	(171)
Total securities	$4,829	$(171)	$3,910	$(58)	$8,739	$(229)
December 31, 2020
Residential MBS:
Agency-backed	$—	$—	$—	$—	$—	$—
Other securities:
State and municipal	105	(1)	4,386	(68)	4,491	(69)
Other	9,993	(7)	—	—	9,993	(7)
Total other securities	10,098	(8)	4,386	(68)	14,484	(76)
Total securities	$10,098	$(8)	$4,386	$(68)	$14,484	$(76)

The following table presents the activity in the ACL - HTM securities by type of security for the three month periods ended March 31, 2021 and 2020:

	March 31, 2021		March 31, 2020
	Type of security		Type of security
	Corporate and Other	State and municipal	Corporate and Other	State and municipal
ACL - HTM:
Balance at beginning of period	$120	$1,379	$—	$—
Impact of adoption on January 1, 2020	—	—	108	688
Provision for credit loss expense	5	(5)	7	1,696
Total ACL - HTM at end of period	$125	$1,374	$115	$2,384

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

At March 31, 2021 and December 31, 2020, accrued interest receivable on HTM securities was $18.1 million and $15.6 million, respectively, and was excluded from the estimate of ACL-HTM securities. Accrued interest receivable on HTM securities is included in accrued interest receivable on the consolidated balance sheets.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
Credit Quality Indicators
We monitor the credit quality of HTM investment securities through the use of credit ratings, internal reviews and analysis of financial information and other data, and external reviews from a third-party vendor. We monitor credit quality indicators at least quarterly, and all credit ratings were updated and reviewed as of March 31, 2021. At March 31, 2021, one HTM security was in a continuous unrealized loss position for less than 12 months and 26 HTM securities were in a continuous unrealized loss position for 12 months or longer. The following table summarizes the amortized cost of HTM securities at March 31, 2021 aggregated by credit quality indicator:

Credit Rating:	Corporate and other	State and municipal
AAA	$—	$991,273
AA	17,750	550,395
A	—	20,522
BBB	—	64
Non-rated	19,837	5,955
Total	$37,587	$1,568,209

The majority of state and municipal securities had a rating of A or greater at March 31, 2021. State and municipal securities consist mainly of securities issued by jurisdictions located in the state of New York and securities issued by other states. The non-rated state and municipal securities consist of general obligation securities and short-term bond anticipation notes and tax anticipation notes issued by municipalities in the state of New York.

A security is considered to be delinquent once it is 30 days past due under the terms of the agreement. There were no past due securities and there were no securities on non-accrual at March 31, 2021.

Securities pledged for borrowings at the FHLB and other institutions, and securities pledged for municipal deposits and other purposes, were as follows for the periods presented below:

	March 31,	December 31,
	2021	2020
AFS securities pledged for borrowings, at fair value	$31,679	$27,101
AFS securities pledged for municipal deposits, at fair value	611,646	569,724
HTM securities pledged for municipal deposits, at amortized cost	1,512,763	1,221,964
Total securities pledged	$2,156,088	$1,818,789

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
(3) Portfolio Loans

The composition of our total portfolio loans, which excludes loans held for sale, was the following for the periods presented below:

	March 31, 2021	December 31, 2020
Commercial:
Commercial & Industrial (“C&I”):
Traditional C&I	$2,886,336	$2,920,205
Asset-based lending	693,015	803,004
Payroll finance	153,987	159,237
Warehouse lending	1,394,945	1,953,677
Factored receivables	229,629	220,217
Equipment financing	1,475,716	1,531,109
Public sector finance	1,617,986	1,572,819
Total C&I	8,451,614	9,160,268
Commercial mortgage:
Commercial real estate (“CRE”)	6,029,282	5,831,990
Multi-family	4,391,850	4,406,660
Acquisition, development and construction (“ADC”)	618,295	642,943
Total commercial mortgage	11,039,427	10,881,593
Total commercial	19,491,041	20,041,861
Residential mortgage	1,486,597	1,616,641
Consumer	174,335	189,907
Total portfolio loans	21,151,973	21,848,409
Allowance for credit losses	(323,186)	(326,100)
Total portfolio loans, net	$20,828,787	$21,522,309

Portfolio loans are shown at amortized cost, which includes deferred fees, deferred costs and purchase accounting adjustments, which were $12.9 million at March 31, 2021 and $20.9 million at December 31, 2020.

The balance of portfolio loans excludes accrued interest receivable. Accrued interest receivable was $70.3 million and $71.0 million at March 31, 2021 and December 31, 2020, respectively, and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. All interest accrued but not received on loans placed on non-accrual is reversed against interest income.

Included in traditional C&I loans at March 31, 2021, were $110.1 million principal balance of loans originated under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program, the PPP. These loans are 100% guaranteed by the SBA and the full principal amount of the loan may qualify for forgiveness. The loans we originated have a maturity of two years, an interest rate of 1.00% and loan payments are deferred for the initial three months.

In the three months ended March 31, 2021, we sold $70.0 million of loans, largely comprised of commercial real estate loans, the majority of which were rated special mention and substandard.

At March 31, 2021 and December 31, 2020, the Bank pledged residential mortgage and CRE loans of $6.2 billion and $6.5 billion, respectively, to the FHLB as collateral for certain borrowing arrangements. See Note 7. “Borrowings”.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
Portfolio loans:
An analysis of the aging of portfolio loans, segregated by loan type as of March 31, 2021, is presented below:

	March 31, 2021
	Current	30-59 days past due	60-89 days past due	90+ days past due	Total
Traditional C&I	$2,865,977	$2,659	$997	$16,703	$2,886,336
Asset-based lending	693,015	—	—	—	693,015
Payroll finance	153,987	—	—	—	153,987
Warehouse lending	1,394,945	—	—	—	1,394,945
Factored receivables	229,629	—	—	—	229,629
Equipment financing	1,449,419	2,975	2,526	20,796	1,475,716
Public sector finance	1,617,986	—	—	—	1,617,986
CRE	6,012,339	4,057	10,079	2,807	6,029,282
Multi-family	4,377,043	14,026	3	778	4,391,850
ADC	593,295	—	—	25,000	618,295
Residential mortgage	1,462,169	7,381	2,702	14,345	1,486,597
Consumer	163,360	1,229	398	9,348	174,335
Total loans	$21,013,164	$32,327	$16,705	$89,777	$21,151,973
Total TDRs included above	$74,064	$—	$490	$1,892	$76,446
Non-performing loans:
Loans 90+ days past due and still accruing					$2
Non-accrual loans					168,555
Total non-performing loans					$168,557

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

The following table represents an analysis of the aging of portfolio loans, segregated by loan type as of:

	December 31, 2020
	Current	30-59 days past due	60-89 days past due	90+ days past due	Total
Traditional C&I	$2,905,964	$1,215	$6,054	$6,972	$2,920,205
Asset-based lending	803,004	—	—	—	803,004
Payroll finance	159,237	—	—	—	159,237
Warehouse lending	1,953,677	—	—	—	1,953,677
Factored receivables	220,217	—	—	—	220,217
Equipment financing	1,469,653	24,286	11,077	26,093	1,531,109
Public sector finance	1,572,819	—	—	—	1,572,819
CRE	5,794,115	13,591	17,421	6,863	5,831,990
Multi-family	4,393,950	11,578	811	321	4,406,660
ADC	612,943	—	—	30,000	642,943
Residential mortgage	1,590,068	7,444	3,426	15,703	1,616,641
Consumer	178,587	1,043	907	9,370	189,907
Total loans	$21,654,234	$59,157	$39,696	$95,322	$21,848,409
Total TDRs included above	$60,257	$2,927	$13,492	$2,295	$78,971
Non-performing loans:
Loans 90+ days past due and still accruing					$170
Non-accrual loans					166,889
Total non-performing loans					$167,059

The following table presents the amortized cost basis of collateral-dependent loans by loan type and collateral as of March 31, 2021:

	Collateral type
	Real estate	Business assets	Equipment	Taxi medallions	Total
Traditional C&I	$412	$24,781	$5,428	$7,376	$37,997
Asset-based lending	—	13,264	—	—	13,264
Payroll finance	—	2,313	—	—	2,313
Equipment finance	—	1,885	13,366	—	15,251
CRE	36,114	—	—	—	36,114
Multi-family	7,725	—	—	—	7,725
ADC	25,000	—	—	—	25,000
Residential mortgage	6,214	—	—	—	6,214
Consumer	6,093	—	—	—	6,093
Total	$81,558	$42,243	$18,794	$7,376	$149,971

Collateral-dependent loans include all loans that were TDRs at March 31, 2021. In the table above, $123.1 million of the total loans were on non-accrual at March 31, 2021. Business assets that secure traditional C&I and asset-based lending loans generally include accounts receivable, inventory, machinery and equipment. There were no warehouse lending, factored receivables or public sector finance loans that were collateral-dependent at March 31, 2021.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
The following table presents the amortized cost basis of collateral-dependent loans by loan type and collateral as of December 31, 2020:

	Collateral type
	Real estate	Business assets	Equipment	Taxi medallions	Total
Traditional C&I	$425	$—	$5,998	$10,916	$17,339
Asset-based lending	—	8,280	—	—	8,280
Payroll finance	—	2,300	—	—	2,300
Equipment finance	—	1,117	10,461	—	11,578
CRE	53,212	—	—	—	53,212
Multi-family	9,914	—	—	—	9,914
ADC	30,000	—	—	—	30,000
Residential mortgage	5,025	—	—	—	5,025
Consumer	7,384	—	—	—	7,384
Total	$105,960	$11,697	$16,459	$10,916	$145,032

Collateral-dependent loans include all loans that were TDRs at December 31, 2020. In the table above, $115.9 million of the total loans were on non-accrual at December 31, 2020. Business assets that secure traditional C&I and asset-based lending loans generally include accounts receivable, inventory, machinery and equipment. There were no warehouse lending, factored receivables or public sector finance loans that were collateral-dependent at December 31, 2020.

The following table provides additional information on our non-accrual loans and loans 90 days past due:

	March 31, 2021			December 31, 2020
	Total Non-accrual Loans	Non-accrual loans with no ACL	Loans 90 days or more past due still accruing interest	Total Non-accrual Loans	Non-accrual loans with no ACL	Loans 90 days or more past due still accruing interest
Traditional C&I	$50,351	$12,804	$—	$19,223	$16,914	$94
Asset-based lending	10,149	5,789	—	5,255	4,613	—
Payroll finance	2,313	2,313	—	2,300	2,300	—
Equipment financing	28,868	15,252	2	30,634	11,578	2
CRE	24,269	858	—	46,053	38,529	74
Multi-family	778	—	—	4,485	2,156	—
ADC	25,000	—	—	30,000	—	—
Residential mortgage	17,081	3,264	—	18,661	808	—
Consumer	9,746	775	—	10,278	875	—
Total	$168,555	$41,055	$2	$166,889	$77,773	$170

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

At March 31, 2021 and December 31, 2020, the recorded carrying value of residential mortgage loans that were in the process of foreclosure was $2.9 million and $3.2 million, respectively, which is included in non-accrual residential mortgage loans above.

There were no warehouse lending or public sector finance loans that were non-accrual or 90 days past due at March 31, 2021 or December 31, 2020.

The following table provides information on accrued interest receivable that was reversed against interest income for the three months ended March 31, 2021 and March 31, 2020:

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

	For the three months ended
	March 31,
	2021	2020
Traditional C&I	$36	$7
Asset-based lending	—	67
Equipment financing	38	—
CRE	7	146
Multi-family	—	27
ADC	—	297
Residential mortgage	173	80
Consumer	19	7
Total interest reversed	$273	$631

Short-term Loan Deferrals
Under the CARES Act, financial institutions are permitted to not classify loan modifications that result from the impact of the COVID-19 pandemic as TDR, providing:

•The modifications were made between March 1, 2020 and, as modified by the Consolidated Appropriations Act, the earlier of January 31, 2022, and or 60 days after the end of the public health emergency, and

•The underlying loans were not more than 30 days past due as of December 31, 2019.

We implemented a loan modification program in accordance with the CARES Act to provide temporary relief to borrowers that meet the requirements. The program allows for deferral of payments for up to 90 days, which we may extend for an additional 90 days at our option. The deferred payments and accrued interest during the deferral period are due and payable on or before the maturity of the loan. At March 31, 2021, we have granted temporary deferrals to borrowers on 237 loans with an outstanding balance of $130.5 million. There was $8.5 million of accrued interest associated with these loans. Under the provisions of the CARES Act, none of these loans were considered TDR at March 31, 2021. The table below reflects the balance of deferrals by portfolio:

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

				Non-pass rated loans
	Loan balance outstanding	Deferral of principal and interest	%	Special mention	Substandard
Commercial
C&I:
Traditional C&I	$2,886,336	$—	—%	$—	$—
Asset-based lending	693,015	—	—	—	—
Payroll finance	153,987	—	—	—	—
Warehouse lending	1,394,945	—	—	—	—
Factored receivables	229,629	—	—	—	—
Equipment finance	1,475,716	3,143	0.2	—	2,297
Public sector finance	1,617,986	—	—	—	—
Total C&I	8,451,614	3,143	—	—	2,297
Commercial mortgage:
Commercial real estate	6,029,282	40,583	0.7	13,399	26,584
Multi-family	4,391,850	4,564	0.1	—	—
ADC	618,295	—	—	—	—
Total commercial mortgage	11,039,427	45,147	0.4	13,399	26,584
Total commercial	19,491,041	48,290	0.2	13,399	28,881
Residential	1,486,597	78,059	5.3	—	355
Consumer	174,335	4,176	2.4	—	—
Total Portfolio loans	$21,151,973	$130,525	0.6%	$13,399	$29,236

TDRs
At March 31, 2021 and December 31, 2020, TDRs were $76.4 million and $79.0 million, respectively. ACL - loans of $4.3 million at March 31, 2021 and $0.9 million at December 31, 2020 were related to TDRs. The increase in the ACL - loans related to TDRs was based on updates to our expected lifetime losses for these loans. We did not have any outstanding commitments to lend additional amounts to customers with loans classified as TDRs as of March 31, 2021 or December 31, 2020.

There were no loans that were classified as TDR in the three months ended March 31, 2021. The modification of the terms of loans that were considered a TDR in the three months ended March 31, 2020 consisted mainly of an extension of a loan maturity date, converting a loan to interest only for a defined period of time, deferral of interest payments, waiver of certain covenants, or reducing collateral requirements or interest rates.
The following table presents loans classified as TDRs during the first three months of 2021 and 2020 broken down by segment:

	March 31, 2021			March 31, 2020
		Recorded investment			Recorded investment
	Number	Pre- modification	Post- modification	Number	Pre- modification	Post- modification
Asset-based lending		$—	$—	1	$4,943	$4,943
Total TDRs	—	$—	$—	1	$4,943	$4,943
During the three months ended March 31, 2021, one residential mortgage TDR loan, which totaled $490 thousand, experienced payment defaults within the twelve months following the modification. During the three months ended March 31, 2020, there were two equipment finance, two commercial real estate and one residential loan that were designated TDR that experienced a payment default within 12 months following the modification which totaled $16.6 million. A payment default is defined as missing three consecutive monthly payments or being over 90 days past due on a scheduled payment. TDRs are formal loan modifications which consist mainly of an extension of the loan maturity date, converting a loan to interest only for some defined period of time, deferral of interest payments, waiver of certain covenants, or reducing collateral requirements or interest rates.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
(4) Allowance for Credit Losses - Loans

Activity in our ACL - loans for the three months ended March 31, 2021 and March 31, 2020 is summarized in the table below:

	For the three months ended March 31, 2021
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision / (credit)	Ending balance
Traditional C&I	$42,670	$(1,027)	$468	$(559)	$4,282	$46,393
Asset-based lending	12,762	—	—	—	(1,597)	11,165
Payroll finance	1,957	—	2	2	(440)	1,519
Warehouse lending	1,724	—	—	—	(492)	1,232
Factored receivables	2,904	(4)	406	402	(69)	3,237
Equipment financing	31,794	(2,408)	854	(1,554)	(2,215)	28,025
Public sector finance	4,516	—	—	—	116	4,632
CRE	155,313	(2,933)	487	(2,446)	6,555	159,422
Multi-family	33,320	(3,230)	—	(3,230)	3,286	33,376
ADC	17,927	(5,000)	—	(5,000)	876	13,803
Residential mortgage	16,529	(267)	37	(230)	(329)	15,970
Consumer	4,684	(391)	92	(299)	27	4,412
Total ACL - loans	$326,100	$(15,260)	$2,346	$(12,914)	$10,000	$323,186
Annualized net charge-offs to average loans outstanding:						0.25%

	For the three months ended March 31, 2020
	Beginning balance	CECL Day 1	Charge-offs	Recoveries	Net charge-offs	Provision / (credit)	Ending balance
Traditional C&I	$15,951	$5,325	$(298)	$475	$177	$13,836	$35,289
Asset-based lending	14,272	11,973	(985)	—	(985)	1,230	26,490
Payroll finance	2,064	1,334	—	9	9	323	3,730
Warehouse lending	917	(362)	—	—	—	(266)	289
Factored receivables	654	795	(7)	4	(3)	7,748	9,194
Equipment financing	16,723	33,000	(4,793)	1,105	(3,688)	13,993	60,028
Public sector finance	1,967	(766)	—	—	—	728	1,929
CRE	27,965	8,037	(1,275)	60	(1,215)	62,799	97,586
Multi-family	11,440	14,906	—	—	—	22,751	49,097
ADC	4,732	(119)	(3)	105	102	10,489	15,204
Residential mortgage	7,598	14,104	(1,072)	—	(1,072)	2,460	23,090
Consumer	1,955	2,357	(1,405)	1,125	(280)	486	4,518
Total ACL - loans	$106,238	$90,584	$(9,838)	$2,883	$(6,955)	$136,577	$326,444
Annualized net charge-offs to average loans outstanding:							0.13%

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

Credit Quality Indicators
As part of the ongoing monitoring of the credit quality of our loan portfolio, management tracks certain credit quality indicators, including trends related to: (i) the weighted-average risk grade of commercial loans; (ii) the level of classified commercial loans; (iii) the delinquency status of residential mortgage and consumer loans, including home equity lines of credit (“HELOC”) and other consumer loans; (iv) net charge-offs; (v) non-performing loans (see details above); and (vi) the general economic conditions in the New York Metro Market. We analyze loans individually by classifying the loans by credit risk, except residential mortgage loans, HELOC and other consumer loans, which are evaluated on a homogeneous pool basis unless the loan balance is greater than $750 thousand. This analysis is performed at least quarterly on all graded 7-Special Mention and lower loans. We use the following definitions of risk ratings:

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

Loans that are risk-rated 1 through 6 as defined above are considered to be pass-rated loans. As of March 31, 2021 and December 31, 2020, the risk category of non-pass rated loans by segment was as follows:

	March 31, 2021		December 31, 2020
	Special Mention	Substandard	Special Mention	Substandard
Traditional C&I	$37,627	$95,527	$24,162	$84,792
Asset-based lending	92,534	13,817	111,597	11,669
Payroll finance	1,176	2,313	—	2,300
Factored receivables	—	—	5,523	—
Equipment financing	6,323	47,527	7,737	45,018
CRE	240,770	347,393	249,403	280,796
Multi-family	114,402	31,328	61,146	44,872
ADC	1,613	25,000	1,407	30,000
Residential mortgage	—	17,368	468	18,942
Consumer	7	9,836	15	10,371
Total	$494,452	$590,109	$461,458	$528,760

At March 31, 2021 and December 31, 2020 there were no warehouse lending or public sector finance loans rated special mention or substandard.

At March 31, 2021, there were $295 thousand traditional C&I loans rated doubtful and no loans rated loss. At December 31, 2020, there were $304 thousand of traditional C&I loans rated doubtful and no loans rated loss.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purposes of the table below. At March 31, 2021, our loans based on year of origination and risk designation is as follows:

	Term loans amortized cost basis by origination year							Revolving loans converted to term
	2021	2020	2019	2018	2017	Prior	Revolving loans		Total
Traditional C&I
Pass	$55,876	$394,938	$202,836	$247,049	$120,169	$162,274	$1,569,746	$—	$2,752,888
Special mention	438	165	8,846	17,261	4,030	1,555	5,332	—	37,627
Substandard	11	1,124	37,250	18,562	6,668	10,052	21,860	—	95,527
Doubtful	—	—	—	—	—	—	295	—	295
Total traditional C&I	56,325	396,227	248,932	282,872	130,867	173,881	1,597,233	—	2,886,337
Asset-Based Loans
Pass	12,108	45,326	27,339	5,451	10,212	58,968	427,260	—	586,664
Special mention	—	—	738	9,477	13,753	—	68,566	—	92,534
Substandard	—	—	—	—	—	553	13,264	—	13,817
Total asset-based lending	12,108	45,326	28,077	14,928	23,965	59,521	509,090	—	693,015
Payroll Finance
Pass	—	—	8,014	—	—	—	142,484	—	150,498
Special mention	—	—	—	—	—	—	1,176	—	1,176
Substandard	—	—	—	—	—	—	2,313	—	2,313
Total payroll finance	—	—	8,014	—	—	—	145,973	—	153,987
Warehouse Lending
Pass	41,469	112,045	41,103	53,592	236,757	909,979	—	—	1,394,945
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total warehouse lending	41,469	112,045	41,103	53,592	236,757	909,979	—	—	1,394,945
Factored Receivables
Pass	—	—	—	—	—	—	229,629	—	229,629
Total factored receivables	—	—	—	—	—	—	229,629	—	229,629
Equipment Financing
Pass	82,999	408,641	498,484	224,618	93,669	113,455	—	—	1,421,866
Special mention	—	—	3,999	2,023	185	116	—	—	6,323
Substandard	—	12	22,254	8,631	12,422	4,208	—	—	47,527
Total equipment financing	82,999	408,653	524,737	235,272	106,276	117,779	—	—	1,475,716
Public Sector Finance

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

	Term loans amortized cost basis by origination year							Revolving loans converted to term
	2021	2020	2019	2018	2017	Prior	Revolving loans		Total
Pass	73,774	437,123	398,280	206,591	261,963	240,255	—	—	1,617,986
Total public sector finance	73,774	437,123	398,280	206,591	261,963	240,255	—	—	1,617,986
CRE
Pass	168,163	1,047,246	1,247,285	882,651	514,007	1,581,766	—	—	5,441,118
Special mention	—	8,349	111,559	19,246	54,793	46,823	—	—	240,770
Substandard	—	37,821	65,059	95,688	29,448	119,377	—	—	347,393
Total CRE	168,163	1,093,416	1,423,903	997,585	598,248	1,747,966	—	—	6,029,281
Multi-family
Pass	211,873	371,457	707,272	431,720	600,632	1,855,436	67,730	—	4,246,120
Special mention	—	—	32,370	8,178	26,082	43,742	4,030	—	114,402
Substandard	—	—	10,185	—	—	18,196	2,947	—	31,328
Total multi-family	211,873	371,457	749,827	439,898	626,714	1,917,374	74,707	—	4,391,850
ADC
Pass	25,451	114,913	274,904	100,437	28,971	47,006	—	—	591,682
Special mention	—	1,613	—	—	—	—	—	—	1,613
Substandard	—	—	—	—	25,000	—	—	—	25,000
Total ADC	25,451	116,526	274,904	100,437	53,971	47,006	—	—	618,295
Residential
Pass	230	10,594	11,088	31,989	40,801	1,374,527	—	—	1,469,229
Substandard	—	—	—	—	—	17,368	—	—	17,368
Total residential	230	10,594	11,088	31,989	40,801	1,391,895	—	—	1,486,597
Consumer
Pass	—	70	358	376	222	5,013	98,640	59,813	164,492
Special mention	—	—	—	—	—	—	7	—	7
Substandard	—	—	—	—	—	394	3,225	6,217	9,836
Total consumer	—	70	358	376	222	5,407	101,872	66,030	174,335
Total Loans	$672,392	$2,991,437	$3,709,223	$2,363,540	$2,079,784	$6,611,063	$2,658,504	$66,030	$21,151,973

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
(5) Goodwill and Other Intangible Assets

The balance of goodwill and other intangible assets for the periods presented were as follows:

	March 31,	December 31,
	2021	2020
Goodwill	$1,683,482	$1,683,482
Other intangible assets:
Core deposits	$66,180	$69,808
Customer lists	3,108	3,256
Trade name	20,500	20,500
Total	$89,788	$93,564

The decrease in other intangible assets at March 31, 2021 compared to December 31, 2020 was due to amortization of intangibles.

The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2021 was as follows:

Amortization expense
Remainder of 2021	$11,328
2022	13,703
2023	12,322
2024	10,448
2025	8,722
2026	7,134
Thereafter	5,631
Total	$69,288

(6) Deposits

Deposit balances at March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
	2021	2020
Non-interest bearing demand	$5,691,429	$5,443,907
Interest bearing demand	5,132,937	4,960,800
Savings	2,690,445	2,603,570
Money market	8,568,965	8,114,415
Certificates of deposit	1,757,942	1,996,830
Total deposits	$23,841,718	$23,119,522
Total municipal deposits, which are included in the deposit balances above, were $2.0 billion and $1.6 billion at March 31, 2021 and December 31, 2020, respectively. See Note 2. “Securities” for the aggregate amount of securities that were pledged as collateral for municipal deposits and other purposes.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
Brokered deposits at March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
	2021	2020
Interest bearing demand	$399,000	$433,790
Money market	1,034,070	1,045,478
Certificates of deposit	151,017	100,003
Total brokered deposits	$1,584,087	$1,579,271

(7) Borrowings

Our borrowings and weighted average interest rates were as follows for the periods presented:

	March 31,		December 31,
	2021		2020
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB borrowings	$—	—%	$382,000	0.35%
Repurchase agreements	31,679	0.10	27,101	0.10
Federal funds purchased	—	—	277,000	0.11
Subordinated Notes - Bank	143,757	5.45	143,703	5.45
Subordinated Notes - 2029	270,366	4.18	270,284	4.17
Subordinated Notes - 2030	221,697	4.06	221,626	4.06
Total borrowings	$667,499	4.22%	$1,321,714	2.25%
By remaining period to maturity:
Less than one year	$31,679	0.10%	$686,101	0.24%
Greater than five years	635,820	4.43	635,613	4.43
Total borrowings	$667,499	4.22%	$1,321,714	2.25%

FHLB borrowings. As a member of the FHLB, the Bank may borrow up to a discounted percentage of the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of March 31, 2021 and December 31, 2020, the Bank had total residential mortgage and CRE loans pledged after discount of $6.2 billion and $6.5 billion, respectively. In addition to the pledged mortgages, the Bank had also pledged securities to secure borrowings, which are disclosed in Note 2. “Securities.” As of March 31, 2021, the Bank had unused borrowing capacity at the FHLB of $6.2 billion and may increase such borrowing capacity by pledging securities not required to be pledged for other purposes with a collateral value of approximately $2.1 billion.

Subordinated Notes - Bank. On April 1, 2021, we redeemed the remaining balance of subordinated notes - Bank outstanding. Effective April 1, 2021, the eligibility of the subordinated notes - Bank as qualifying Tier 2 capital decreased by 20%. In anticipation of this redemption, we contributed $175.0 million as equity capital into the Bank in the fourth quarter of 2020.

(8) Derivatives

To facilitate interest rate swap contracts with customers (all of which are considered over-the-counter or “OTC”), we have entered into corresponding “back-to-back” interest rate swap contracts both on the OTC, and on exchange on futures markets such as the Chicago Mercantile Exchange (“CME”) and London Clearing House (“LCH”). At March 31, 2021 and December 31, 2020, the OTC derivatives are included in our consolidated financial statements at the gross fair value amount of the asset (included in other assets) and liability (included in other liabilities), which incorporates the change in the fair value of the contract since inception. The CME legally characterizes variation margin payments (a payment made based on changes in the fair value of the interest rate swap contracts) as a settlement, referred to as settled-to-market (“STM”) transaction. As a result, at March 31, 2021 and December 31, 2020, we posted cash collateral under STMs in the amounts of $60.5 million and $89.8 million, respectively, for the net change in fair value of our CME and LCH interest rate swap contracts. The decrease was mainly due to changes in the fair value of the underlying interest rate swap contracts, which may change daily, positively or negatively, mainly due to changes in interest rates.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
We do not typically require our commercial customers to post cash or securities as collateral on their swaps. However, our swap contracts incorporate certain standard terms contained in the International Swaps and Derivatives Association agreement and loan documents whereby, in the event of default, we are permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability.

Summary information as of March 31, 2021 and December 31, 2020 regarding these derivatives is presented below:

	Notional amount	Average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
March 31, 2021
Included in other assets:
Third-party interest rate swap	$—				$—
Customer interest rate swap	1,913,381				105,772
Total	$1,913,381	4.29	4.42%	1 m Libor + 2.21%	$105,772
Included in other liabilities:
Third-party interest rate swap	$1,913,381				$45,233
Customer interest rate swap	—				—
Total	$1,913,381	4.29	4.42%	1 m Libor + 2.21%	$45,233
December 31, 2020
Included in other assets:
Third-party interest rate swap	$—				$—
Customer interest rate swap	1,913,607				149,797
Total	$1,913,607	4.40	4.44%	1 m Libor + 2.20%	$149,797
Included in other liabilities:
Third-party interest rate swap	$1,913,607				$60,004
Customer interest rate swap	—				—
Total	$1,913,607	4.40	4.44%	1 m Libor + 2.20%	$60,004

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
(9) Income Taxes

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory federal tax rate for the following reasons:

	For the three months ended
	March 31,
	2021	2020
Income before income tax expense	$122,105	$6,105
Tax at federal statutory rate of 21%	25,642	1,282
State and local income taxes, net of federal tax benefit	6,160	589
Tax exempt interest, net of disallowed interest	(5,777)	(7,409)
BOLI income	(1,004)	(1,111)
Low income housing tax credits and other benefits	(13,780)	(8,462)
Low income housing investment amortization expense	11,507	7,401
Tax rate adjustment benefit due to CARES Act net operating loss (“NOL”) carryback	—	(21,313)
Uncertain tax position reserve	—	11,480
Annual effective tax rate adjustment	—	8,248
Non-deductible compensation expense [1]	640	—
Equity-based stock compensation (benefit) expense	(152)	491
FDIC insurance premium limitation	257	256
Other, net	(538)	506
Actual income tax expense (benefit)	$22,955	$(8,042)
Effective income tax rate	18.8%	(131.7)%
1 Includes $517 thousand from the write-off of deferred tax assets related to the vesting of restricted stock that will not be deductible based on Section 162(m) limitations.

Net deferred tax liabilities were $33.8 million at March 31, 2021, compared to $43.3 million at December 31, 2020. The change was mainly due to the change in value of our available for sale securities in the first quarter of 2021. No valuation allowance was recorded against any deferred tax assets as of those dates, based upon management’s evaluation of historical and anticipated future pre-tax income, and the reversal periods for the items resulting in deferred tax assets and liabilities.

As of March 31, 2021, the accrual for unrecognized gross tax benefits was as follows:

	For the three months ended
	March 31,
	2021	2020
Uncertain tax positions beginning of period	$7,000	$—
Additions for tax positions related to prior tax years	—	11,480
Decrease due to settlement	—	—
Interest expense in tax positions	—	—
Uncertain tax positions at end of period	$7,000	$11,480

Significant tax filings that remain open for examination include the following:
•Federal for tax years 2017 through present;
•New York State tax filings for tax years 2017 through present;
•New York City tax filings for tax years 2015 through present; and
•New Jersey State tax filings for tax years 2017 through present.

Generally speaking, we are no longer subject to examination by federal, state or local taxing authorities in respect of tax years prior to December 31, 2017.

Interest and/or penalties related to income taxes are reported as a component of other non-interest expense.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
(10) Stock-Based Compensation

The following table summarizes the activity in our stock-based compensation plan for the three months ended March 31, 2021:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at January 1, 2021	1,811,418	2,993,643	$19.54	336,621	$11.41
Granted	(1,138,246)	1,138,246	20.36	—	—
Stock awards vested	—	(820,633)	21.31	—	—
Exercised	—	—	—	(73,946)	10.17
Forfeited	21,775	(21,775)	19.05	—	—
Canceled/expired	31,109	(31.109)	20.85	—	—
Balance at March 31, 2021	726,056	3,258,372	$19.37	262,675	$11.41
Exercisable at March 31, 2021				262,675	$11.41
The total intrinsic value of outstanding in-the-money stock options, all of which are exercisable, was $3.1 million at March 31, 2021.

We use an option pricing model to estimate the grant date fair value of stock options granted. There were no stock options granted during the three months ended March 31, 2021 or March 31, 2020. We incurred no stock option expense during the three month periods ended March 31, 2021 and 2020.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense associated with non-vested stock awards and the related income tax benefit, and proceeds from stock option exercises are presented below:

	For the three months ended
	March 31,
	2021	2020
Stock options	$—	$—
Non-vested stock awards/performance units	6,617	6,006
Non-vested stock awards/performance units	$6,617	$6,006
Income tax benefit	1,224	1,051
Proceeds from stock option exercises	752	414

Unrecognized stock-based compensation expense as of March 31, 2021 was $48.6 million and is expected to be recognized over 1.97 years.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
(11) Other Non-Interest Expense, Other Assets and Other Liabilities

(a) Other Non-Interest Expense
Other non-interest expense items for the three months ended March 31, 2021 and 2020, respectively, are presented in the following table:

	For the three months ended
	March 31,
	2021	2020
Other non-interest expense:
Depreciation expense on operating leases	$3,124	$3,492
Advertising and promotion	1,708	1,983
Communications	1,427	1,630
Residential mortgage loans servicing	1,449	1,377
Commercial loan servicing	979	1,025
Insurance & surety bond premium	914	1,091
Operational losses	593	605
Other	4,858	5,460
Total other non-interest expense	$15,052	$16,663

(b) Other Assets
Other assets are presented in the following table. Significant components of the aggregate of other assets are presented separately.

	March 31,	December 31,
	2021	2020
Other assets:
Low income housing tax credit investments	$484,885	$488,303
Right of use asset for operating leases	101,495	105,667
Fair value of swaps	105,772	149,797
Cash on deposit as swap collateral / net of settlement	69,014	82,478
Operating leases - equipment and vehicles leased to others	51,999	55,224
Other asset balances	193,003	181,934
Total other assets	$1,006,168	$1,063,403

Other asset items include current income tax balances, prepaid insurance, prepaid property taxes, prepaid maintenance, accounts receivable and other miscellaneous assets.

(c) Other Liabilities
Other liabilities are presented in the following table. Significant components of the aggregate of other liabilities are presented separately.

	March 31,	December 31,
	2021	2020
Other liabilities:
Commitment to fund low income housing tax credit investments	$276,974	$283,849
Lease liability	109,720	113,405
Payroll finance and factoring liabilities	125,831	115,802
Swap liabilities (see Note 8)	45,233	60,004
Other liability balances	144,898	155,642
Total other liabilities	$702,656	$728,702
Other liability balances include deferred taxes, accrued interest payable, accounts payable, accrued liabilities mainly for compensation and benefit plans and other miscellaneous liabilities.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

(12) Earnings Per Common Share

The following is a summary of the calculation of earnings per common share (“EPS”):

	For the three months ended
	March 31,
	2021	2020
Net income available to common stockholders	$97,187	$12,171
Weighted average common shares outstanding for computation of basic EPS	191,890,512	196,344,061
Common-equivalent shares due to the dilutive effect of stock options and unvested performance share grants(1)	731,395	364,977
Weighted average common shares for computation of diluted EPS	192,621,907	196,709,038
EPS(2):
Basic	$0.51	$0.06
Diluted	0.50	0.06
(1) Represents incremental shares computed using the treasury stock method.
(2) Anti-dilutive shares are not included in determining diluted EPS. Anti-dilutive shares were 0 and 23,590 for the three months ended March 31, 2021 and 2020, respectively.
(13) Stockholders’ Equity

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

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital (as defined in the regulations) for both the Bank and us includes a permissible portion of the ACL and $143.8 million and $97.9 million of the Subordinated Notes - Bank, respectively. Tier 2 capital at the Company also includes $492.1 million of the Subordinated Notes - Company. During the final five years of the term of the Subordinated Notes, the permissible portion eligible for inclusion in Tier 2 capital decreases by 20% annually.

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
The following tables present actual and required capital ratios as of March 31, 2021 and December 31, 2020 for us and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented as of March 31, 2021 and December 31, 2020 are based on the fully phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III		Required to be considered well- capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
March 31, 2021
Common equity tier 1 to RWA:
Sterling National Bank	$3,269,545	14.04%	$1,630,407	7.00%	$1,513,949	6.50%
Sterling Bancorp	2,786,496	11.95	1,632,817	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	3,269,545	14.04%	1,979,780	8.50%	1,863,322	8.00%
Sterling Bancorp	2,922,954	12.53	1,982,706	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	3,590,726	15.42%	2,445,610	10.50%	2,329,152	10.00%
Sterling Bancorp	3,690,353	15.82	2,449,225	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	3,269,545	11.76%	1,111,894	4.00%	1,389,867	5.00%
Sterling Bancorp	2,922,954	10.50	1,113,426	4.00	N/A	N/A

	Actual		Minimum capital required - Basel III fully phased-in		Required to be considered well- capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2020
Common equity tier 1 to RWA:
Sterling National Bank	$3,198,145	13.38%	$1,673,516	7.00%	$1,553,979	6.50%
Sterling Bancorp	2,727,385	11.39	1,675,747	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	3,198,145	13.38%	2,032,127	8.50%	1,912,590	8.00%
Sterling Bancorp	2,864,074	11.96	2,034,836	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	3,521,458	14.73%	2,510,274	10.50%	2,390,737	10.00%
Sterling Bancorp	3,638,033	15.20	2,513,621	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	3,198,145	11.33%	1,128,913	4.00%	1,411,142	5.00%
Sterling Bancorp	2,864,074	10.14	1,130,362	4.00	N/A	N/A

The Bank and the Company are subject to the regulatory capital requirements administered by the FRB, and, for the Bank, the Office of the Comptroller of the Currency. Regulatory authorities can initiate certain mandatory actions if the Bank or the Company fails to meet the minimum capital requirements, which could have a direct material effect on our financial statements. As of March 31, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the classification.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
(14) Commitments and Contingencies

(a) Off-Balance Sheet Financial Instruments
The contractual or notional amounts of these instruments, which reflect the extent of our involvement in particular classes of off-balance sheet financial instruments, are summarized as follows:

	March 31,	December 31,
	2021	2020
Loan origination commitments	$598,171	$641,965
Unused lines of credit	1,493,031	1,623,745
Letters of credit	175,305	181,890

We record ACL - off-balance sheet financial instrument exposures through a charge to other non-interest expense on our consolidated income statements. At March 31, 2021 and December 31, 2020, the ACL - off-balance sheet financial instrument credit exposures was $6.7 million and was included in other liabilities in our consolidated balance sheets. For the three months ended March 31, 2021 and 2020, credit loss expense for off-balance sheet financial instrument exposures was zero. Based on our review of quantitative and qualitative factors applicable to these financial instrument exposures, we did not record an increase in our off-balance sheet credit loss provision during the three months ended March 31, 2021 and 2020.

(b) Leases
Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2021 were as follows:

Remainder of 2021	$13,805
2022	18,069
2023	16,605
2024	14,790
2025	12,176
2026	11,054
2027 and thereafter	39,788
Total lease payments	126,287
Interest	16,567
Present value of lease liabilities	$109,720

(c) Litigation
We and the Bank are involved in a number of judicial proceedings concerning matters arising from our and its business activities. These include routine legal proceedings arising in the ordinary course of business. These proceedings also include actions brought against us and the Bank with respect to corporate matters and transactions in which we and the Bank are or were involved.

There can be no assurance as to the ultimate outcome of a legal proceeding; however, we and the Bank have generally denied liability in all significant litigation pending against us and intend to vigorously defend each case, other than matters that are determined appropriate to be settled. We and the Bank accrue a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. At March 31, 2021 and December 31, 2020, we had no significant amounts accrued in respect of pending litigation.

(15) Fair Value Measurements

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
AFS Investment Securities
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

As of March 31, 2021, management did not believe any of our securities are other-than-temporarily-impaired; however, management reviews all of our securities on at least a quarterly basis to assess whether impairment, if any, is other than temporary.

Derivatives
The fair values of derivatives are based on valuation models using current observable market data (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counterparty as of the measurement date, which are considered Level 2 inputs. Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. Our derivatives at March 31, 2021 and December 31, 2020 consisted of interest rate swaps. See Note 8. “Derivatives” for additional information.

A summary of assets and liabilities at March 31, 2021 and December 31, 2020, respectively, measured at estimated fair value on a recurring basis, is as follows:

	March 31, 2021
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$864,793	$—	$864,793	$—
CMOs/Other MBS	314,752	—	314,752	—
Total residential MBS	1,179,545	—	1,179,545	—
Other securities:
Federal agencies	343,472	—	343,472	—
Corporate	612,924	—	612,924	—
State and municipal	388,730	—	388,730	—
Total other securities	1,345,126	—	1,345,126	—
Total AFS	2,524,671	—	2,524,671	—
Swaps	105,772	—	105,772	—
Total assets	$2,630,443	$—	$2,630,443	$—
Liabilities:
Swaps	$45,233	$—	$45,233	$—
Total liabilities	$45,233	$—	$45,233	$—

	December 31, 2020
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$918,260	$—	$918,260	$—
CMOs/Other MBS	373,284	—	373,284	—
Total residential MBS	1,291,544	—	1,291,544	—
Federal agencies	156,467	—	156,467	—
Corporate	463,512	—	463,512	—
State and municipal	387,095	—	387,095	—
Total other securities	1,007,074	—	1,007,074	—
Total AFS	2,298,618	—	2,298,618	—
Swaps	149,797	—	149,797	—
Total assets	$2,448,415	$—	$2,448,415	$—
Liabilities:
Swaps	$60,004	$—	$60,004	$—
Total liabilities	$60,004	$—	$60,004	$—

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

	March 31, 2021
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Traditional C&I	$7,376	$—	$—	$7,376
Asset-based lending	1,846	—	—	1,846
Payroll finance	2,313	—	—	2,313
Equipment financing	2,671	—	—	2,671
CRE	25,156	—	—	25,156
ADC	25,000	—	—	25,000
Residential mortgage	1,307	—	—	1,307
Consumer	2,451	—	—	2,451
Total collateral dependent loans measured at fair value	$68,120	$—	$—	$68,120

	December 31, 2020
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Traditional C&I	$10,916	$—	$—	$10,916
Asset-based lending	1,899	—	—	1,899
Payroll finance	2,300	—	—	2,300
CRE	27,323	—	—	27,323
Residential mortgage	1,307	—	—	1,307
Consumer	3,593	—	—	3,593
Total collateral dependent loans measured at fair value	$47,338	$—	$—	$47,338

Fair Value of Financial Instruments
The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of March 31, 2021:

	March 31, 2021
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$935,633	$935,633	$—	$—
Securities AFS	2,524,671	—	2,524,671	—
Securities HTM, net	1,716,786	—	1,826,232	—
Loans held for sale	36,237	—	36,237	—
Portfolio loans, net	20,828,787	—	—	20,772,549
Accrued interest receivable on securities	32,979	—	32,979	—
Accrued interest receivable on loans	70,344	—	—	70,344
FHLB stock and FRB stock	153,968	—	—	—
Swaps	105,772	—	105,772	—
Financial liabilities:
Non-maturity deposits	22,083,776	22,083,776	—	—
Certificates of deposit	1,757,942	—	1,758,273	—
Other borrowings	31,679	—	31,679	—
Subordinated Notes - Bank	143,757	—	145,000	—
Subordinated Notes - Company	492,063	—	496,330	—
Mortgage escrow funds	82,245	—	82,245	—
Accrued interest payable on deposits	597	—	597	—
Accrued interest payable on borrowings	10,234	—	10,234	—
Swaps	45,233	—	45,233	—

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of December 31, 2020:

	December 31, 2020
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$305,002	$305,002	$—	$—
Securities AFS	2,298,618	—	2,298,618	—
Securities HTM	1,740,838	—	1,874,504	—
Loans held for sale	11,749	—	11,749	—
Portfolio loans, net	21,522,309	—	—	21,791,489
Accrued interest receivable on securities	26,508	—	26,508	—
Accrued interest receivable on loans	70,997	—	—	70,997
FHLB stock and FRB stock	166,190	—	—	—
Swaps	149,797	—	149,797	—
Financial liabilities:
Non-maturity deposits	21,122,692	21,122,692	—	—
Certificates of deposit	1,996,830	—	2,002,702	—
FHLB borrowings	382,000	—	382,000	—
Other borrowings	304,101	—	304,101	—
Subordinated Notes - Bank	143,703	—	145,870	—
Subordinated Notes - Company	491,910	—	506,497	—
Mortgage escrow funds	59,686	—	59,686	—
Accrued interest payable on deposits	1,068	—	1,068	—
Accrued interest payable on borrowings	3,425	—	3,425	—
Swaps	60,004	—	60,004	—
(16) Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows as of the dates shown below:

	March 31,	December 31,
	2021	2020
Net unrealized holding gain on available for sale securities	$80,878	$115,523
Related income tax expense	(22,355)	(31,931)
Available for sale securities, net of tax	58,523	83,592
Net unrealized holding loss on securities transferred to held to maturity	(303)	(348)
Related income tax benefit	84	96
Securities transferred to held to maturity, net of tax	(219)	(252)
Net unrealized holding (loss) gain on retirement plans	(985)	2,040
Related income tax benefit (expense)	272	(564)
Retirement plans, net of tax	(713)	1,476
Accumulated other comprehensive income	$57,591	$84,816

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
The following table presents the changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the three months ended March 31, 2021 and 2020:

	Net unrealized holding gain on available for sale securities	Net unrealized holding (loss) on securities transferred to held to maturity	Net unrealized holding (loss) gain on retirement plans	Total
For the three months ended March 31, 2021
Balance beginning of the period	$83,592	$(252)	$1,476	$84,816
Other comprehensive (loss) before reclassification	(24,549)	—	—	(24,549)
Amounts reclassified from AOCI	(520)	33	(2,189)	(2,676)
Total other comprehensive (loss) income	(25,069)	33	(2,189)	(27,225)
Balance at end of period	$58,523	$(219)	$(713)	$57,591
For the three months ended March 31, 2020
Balance beginning of the period	$38,056	$(538)	$2,698	$40,216
Other comprehensive income before reclassification	35,280	—	—	35,280
Amounts reclassified from AOCI	(6,087)	70	(1,858)	(7,875)
Total other comprehensive income (loss)	29,193	70	(1,858)	27,405
Balance at end of period	$67,249	$(468)	$840	$67,621
Location in consolidated income statements where reclassification from accumulated other comprehensive loss is included	Net gain (loss) on sale of securities	Interest income on securities	Other non-interest expense

(17) Recently Issued Accounting Standards Not Yet Adopted

ASU 2020-04, “Reference Rate Reform (Topic 848)” (“ASU 2020-04”) provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. Subject to certain conditions, where an agreement, contract or transaction is modified in connection with the reference rate reform, the guidance permits: (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered “minor” so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. We may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once optional expedients are elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. We anticipate this ASU will simplify any LIBOR transition related modifications we execute between the selected start date (yet to be determined) and December 31, 2022 by allowing prospective recognition of the continuation of the contract. We are evaluating the impacts of this ASU and have not yet determined whether the LIBOR transition and our adoption of this ASU will have a material effect on our business operations and consolidated financial statements.

ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope.” (“ASU 2021-01”) clarifies that all derivative instruments affected by changes to the interest rates used for discounting, margining or contract price alignment due to reference rate reform are in the scope of ASC 848. Entities may apply certain optional expedients in ASC 848 to derivative instruments that do not reference LIBOR or another rate expected to be discontinued as a result of reference rate reform if there is a change to the interest rate used for discounting, margining or contract price alignment. ASU 2021-01 also clarifies other aspects of ASC 848 and provides new guidance on how to address the effects of the cash compensation adjustment that is provided as part of the above change on certain aspects of hedge accounting. ASU 2021-01 is effective upon issuance and generally can be applied through December 31, 2022, similar to the rest of the relief provided under ASC 848. As we currently do not utilize hedge accounting, the guidance on hedge accounting is not expected to have a material effect on our business operations and consolidated financial statements.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

(18) Subsequent Events

Announcement of Definitive Merger Agreement. On April 19, 2021, Webster Financial Corporation (NYSE: WBS) (“Webster”), the parent company of Webster Bank, National Association, and Sterling, the parent company of the Bank, jointly announced that, on April 18, 2021, they entered into a definitive agreement (the “Merger Agreement”) under which the companies will combine in an all stock merger of equals. Under the terms of the Merger Agreement, Sterling stockholders will receive 0.463 of a share of Webster common stock for each share of Sterling common stock they own. The legal and accounting acquirer will be Webster. At close, Webster stockholders will own approximately 50.4% and Sterling stockholders will own approximately 49.6% of the combined company. Each outstanding share of Sterling’s Non-Cumulative Perpetual Preferred Stock, Series A, will be converted into the right to receive one share of a newly created series of preferred stock of Webster with substantially identical terms. The Merger Agreement contains customary representations, warranties and covenants, including non-solicitation obligations and other provisions and includes a breakup fee of $185.0 million payable in certain circumstances. The Merger Agreement also provides certain termination rights for Sterling and Webster, including among others, if the merger has not been completed by April 18, 2022.

The Board of Directors of the combined company will consist of 15 directors, eight directors from Webster and seven directors from Sterling, including Jack Kopnisky, Sterling’s Chief Executive Officer, who will become Executive Chairman of Webster.

The combined company will operate under the Webster name and will be headquartered in Stamford, CT, while maintaining significant operations in Connecticut, New York, New Jersey, Massachusetts, Rhode Island, Wisconsin, Texas and Michigan. At close, the pro forma organization will hold approximately $63 billion in assets, $42 billion in net loans, and $52 billion in deposits.

The merger is expected to close in the fourth quarter of 2021, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals and approval by the stockholders of each company.

Change in New York Corporate Franchise Tax Rate. On April 19, 2021, in connection with the enactment of the fiscal year 2022 New York Budget, the corporate franchise tax rate, which we are subject to, increased from 6.5% to 7.25% for the three year period beginning January 1, 2021 through December 31, 2023. We currently anticipate the impact of this rate increase will not be material to our effective income tax rate in 2021.

Repayment of Subordinated Notes - Bank. On April 1, 2021, we redeemed the remaining balance of subordinated notes - Bank outstanding. See Note 7. “Borrowings” for more detail.

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

The factors described in Part II. Item 1A. Risk Factors of this report or otherwise described in our filings with the SEC, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations expressed in our forward-looking statements, including, but not limited to:
•risk related to the merger and integration of the Company into Webster including, among others, (i) failure to complete the merger with Webster or unexpected delays related to the merger or either party’s inability to obtain regulatory or stockholder approvals or

STERLING BANCORP AND SUBSIDIARIES
satisfy other closing conditions required to complete the merger, (ii) expenses related to the proposed merger, (iii) a fluctuation in the market price of Webster’s common stock causing our stockholders to not be certain of the precise value of merger consideration, (iv) stockholder litigation that could prevent or delay the closing of the proposed merger or otherwise negatively impact the Company’s business and operations, (v) the risk that the cost savings and any revenue synergies from the merger may not be fully realized or may take longer than anticipated to be realized, (vi) the risk that the integration of each party's operations will be materially delayed or will be more costly or difficult than expected or that the parties are otherwise unable to successfully integrate each party's businesses into the other's businesses, and (vii) deposit attrition, customer loss and/or revenue loss following the completed merger that exceeds expectations;
•our ability to successfully implement growth and other strategic initiatives and reduce expenses;
•oversight of the Bank by various federal regulators;
•adverse publicity, regulatory actions or litigation with respect to us or other well-known companies and the financial services industry in general and a failure to satisfy regulatory standards;
•the effects of and changes in monetary policies of the FRB and the U.S. Government, respectively;
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
•the ongoing trajectory of COVID-19 and the extent to and speed at which the global economy recovers, the nature and extent of ongoing governmental measures to contain the pandemic, the speed and efficacy of the vaccine roll out in New York state and nationally, the availability of our colleagues, the impact on our clients and vendors, including the continued ability of our borrowers to repay their borrowings in accordance with loan terms, and the potential impact of a more severe or prolonged dampening in demand for our products; and
•our success at managing the risks involved in the foregoing and managing our business.

These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.

Impact of COVID-19
The COVID-19 pandemic resulted in significant economic disruption adversely affecting our business and the business of our clients. We experienced a material decline in revenues in the second quarter of 2020, as a result of the decline in market interest rates, dampened demand for our lending products in our target markets and a significant decline in transactional activity in our receivables management and payroll businesses. We saw a recovery in our revenues during the second half of 2020 as business conditions improved, driving increased demand for our products and an increase in the amount of new business generated. We saw a continued rebound in business volumes in the first quarter of 2021. Although loan origination activity has continued to recover in the first quarter of 2021, prepayment activity in certain portfolios remained elevated, which impacted our earning asset balances.

Our consolidated financial statements reflect estimates and assumptions we make that impact the reported amounts of assets and liabilities, including the amount of the ACL we establish. The impact of the COVID-19 pandemic and the severe deterioration in macro-economic conditions that has resulted from it and the ongoing governmental measures needed to contain it, had a material adverse effect on the amount of our provision for credit losses - loans in 2020. Our provision for credit loss is discussed further below in “Results of Operations - Provision for Credit Losses - Loans.”

There is still significant uncertainty concerning the ongoing trajectory of the COVID-19 pandemic and the speed at which the national and local economy will recover, and the extent to which COVID-19 will continue to adversely affect our business will depend on numerous evolving factors and future developments that we are not able to predict, including the effectiveness of continuing containment measures, including the speed of the ongoing vaccine distribution effort, the efficacy of the various vaccines, and how quickly and to what extent normal economic and operating conditions can resume.

STERLING BANCORP AND SUBSIDIARIES
LIBOR Transition and Phase-Out
We have a significant amount of loans, borrowings and swaps that are tied to LIBOR benchmark interest rates. It is anticipated that the LIBOR index will be phased out by the end of 2021 and the Federal Reserve Bank of New York has established the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR. We have created a sub-committee of our Asset Liability Management Committee to address LIBOR transition and phase out issues. This committee includes personnel from legal, loan operations, risk, IT, credit, business intelligence, treasury, corporate banking, marketing, audit, accounting and corporate development. We are currently reviewing loan documentation, technology systems and procedures we will need to implement for the transition.

General
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist the reader in understanding our financial condition and results of operations. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes included in Part I, Item 1 of this report and with our audited consolidated financial statements, including the accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Form 10-K. Operating results discussed herein are not necessarily indicative of the results of any future period.

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

STERLING BANCORP AND SUBSIDIARIES
Recent Developments
Announcement of Definitive Merger Agreement
On April 18, 2021, Sterling and Webster entered into a definitive Merger Agreement, pursuant to which we and Webster have agreed to combine our respective companies in an all stock merger of equals. The Merger Agreement provides that, upon the terms and subsequent conditions set forth therein, we will merge with and into Webster, with Webster continuing as the surviving entity, in a transaction we refer to as the “merger”. The Merger Agreement was approved by the boards of directors of Sterling and Webster, and is subject to stockholder and regulator approval and other customary closing conditions.

Under the terms of the Merger Agreement, stockholders of Sterling will receive 0.463 of a share of Webster for each share of Sterling common stock they own. After the merger, it is anticipated that Webster shareholders will own approximately 50.4% and Sterling stockholders will own approximately 49.6% of the combined company. The aggregate consideration including “in the money” outstanding stock options, is valued at $5.1 billion based on approximately 192.7 million shares of Sterling common stock outstanding as of April 16, 2021 and on Webster’s April 16, 2021 closing stock price. The exchange ratio represents a premium of 11.5% to Sterling’s stock price as of April 16, 2021. The transaction is expected to close in the fourth quarter of 2021.

Performance Summary
For the first quarter of 2021, we reported net income available to common stockholders of $97.2 million, or $0.50 per diluted share, and adjusted net income available to common stockholders of $97.6 million, or $0.51 per diluted share. While we continue to operate in a low interest rate environment, for the first quarter of 2021, we reported net interest income of $217.9 million, an increase of $6.1 million compared to the three months ended March 31, 2020. In the first quarter of 2021 as compared to the first quarter of 2020, accretion income on acquired loans declined by $2.4 million, loan yields declined by 55 basis points, while our cost of funding liabilities declined by 71 basis points. Our tax equivalent net interest margin, excluding purchase accounting adjustments, increased 25 basis points to 3.30% and our reported net interest margin on a tax equivalent basis was 3.43% an increase of 22 basis points over the period ended March 31, 2020.

For the three months ended March 31, 2021, our provision for credit losses - loans expense was $10.0 million and as of March 31, 2021, our ACL - loans was $323.2 million, which represented 1.53% of total loans and 191.7% of non-performing loans. Net charge-offs in the first quarter were $12.9 million.

Our adjusted non-interest expenses were $110.6 million in the first quarter of 2021, an increase of $4.4 million over the quarter ended March 31, 2020. The increase was mainly due to increases in compensation, professional fees and information technology. Our reported operating efficiency ratio was 47.2% and our adjusted operating efficiency ratio was 44.3% for the first quarter of 2021.

At March 31, 2021, total portfolio loans were $21.2 billion, a decrease of $696.4 million from December 31, 2020, which was mainly due to the $558.7 million decline in warehouse lending. A slowdown in mortgage refinance activity was the primary driver of the decline. Our loans to deposits ratio was 88.7% at quarter end, a factor of the decline in total portfolio loans and an increase in our deposit balances as discussed further below.

Total deposits were $23.8 billion at March 31, 2021, an increase of $722.2 million from December 31, 2020 and a factor of increased liquidity created in the banking system as a result of government stimulus and monetary policy measures implemented in response to the economic impact of the pandemic. Our cost of total deposits declined seven basis points relative to the linked quarter, while cost of interest-bearing deposits declined nine basis points. In the three months ended March 31, 2021, FHLB and other short-term borrowings declined $382.0 million and brokered deposits declined $4.8 million.

On April 1, 2021, we completed the previously announced redemption of subordinated debt - Bank with a principal balance of $145.0 million at March 31, 2021 and coupon interest rate of 5.25%.

In the first three months of 2021, we repurchased 1,235,372 shares of common stock at a weighted average price of $22.12 per share, for total consideration of $27.3 million. In connection with entering into the Merger Agreement, we have suspended our common stock repurchase program.

Critical Accounting Policies
Our accounting and reporting policies are prepared in accordance with GAAP and conform to general practices within the banking industry. Accounting policies considered critical to our financial results include the ACL - loans, accounting for goodwill and other intangible assets and accounting for deferred income taxes. For additional information on our significant accounting policies, see Note 1. “Basis of Financial Statement Presentation and Summary of Significant Accounting Policies” in the notes to consolidated financial statements in the 2020 Form 10-K.

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

Goodwill and Intangible Assets. We record goodwill as the excess of the purchase price in a business combination over the fair value of the identifiable net assets acquired in accordance with GAAP. Typically, we perform our annual intangible assets impairment test in the fourth quarter. Due to the impact of the pandemic, we performed the annual intangible assets impairment test during the second quarter of 2020. We engaged an independent third-party to evaluate the fair value of the Company compared to its carrying value. The results concluded that goodwill and intangible asset impairment did not exist. Fair value was estimated mainly using a discounted cash flow analysis. Significant assumptions included in the discounted cash flow analysis were the following:
•management financial projections for the period 2020 through 2024;
•earnings retention based on maintaining minimum tangible common capital ratio of 8.00%;
•operating expense cost savings estimated at 10.0%; and
•capitalization rate of 9.5% based on a 12.5% discount rate less estimated terminal growth of 3.0%.

At March 31, 2021, we concluded that an independent third-party evaluation of the fair value of goodwill was not necessary and that a goodwill and intangible asset impairment did not exist.

See Note 5. “Goodwill and Other Intangible Assets” in the notes to consolidated financial statements included elsewhere in this report for additional information regarding our goodwill impairment test. We will continue to monitor and evaluate the impact of COVID-19, economic conditions and other triggering events that may indicate an impairment of goodwill in the future. In the event that we conclude that all or a portion of our goodwill or intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital ratios.

STERLING BANCORP AND SUBSIDIARIES
Selected financial condition data, statement of operations data, per share data, performance ratios, capital ratios, and asset quality data and ratios for the comparable periods are presented as follows:

	At or for the three months ended March 31,
	2021	2020
End of period balances:
AFS and HTM securities, net	$4,241,457	$4,617,012
Portfolio loans	21,151,973	21,709,957
Total assets	29,914,282	30,335,036
Non-interest bearing deposits	5,691,429	4,369,924
Interest bearing deposits	18,150,289	18,188,356
Total deposits	23,841,718	22,558,280
Borrowings	667,499	2,598,698
Stockholders’ equity	4,620,164	4,422,424
Tangible common stockholders’ equity (“TCE”)[1]	2,710,436	2,495,415
Average balances:
AFS and HTM securities, net	$4,054,978	$5,046,573
Total loans[2]	21,294,550	21,206,177
Total assets	29,582,605	30,484,433
Non-interest bearing deposits	5,521,538	4,346,518
Interest bearing deposits	18,025,390	18,346,050
Total deposits and mortgage escrow	23,546,928	22,692,568
Borrowings	721,642	2,580,922
Stockholders’ equity	4,616,660	4,506,537
TCE[1]	2,704,227	2,576,558
Selected operating data:
Total interest and dividend income	$233,847	$273,527
Total interest expense	15,933	61,755
Net interest income	217,914	211,772
Provision for credit losses	10,000	138,280
Net interest income after provision for credit losses	207,914	73,492
Total non-interest income	32,356	47,326
Total non-interest expense	118,165	114,713
Income before income tax	122,105	6,105
Income tax expense (benefit)	22,955	(8,042)
Net income	99,150	14,147
Preferred stock dividend	1,963	1,976
Net income available to common stockholders	$97,187	$12,171

Per share data:
Reported basic EPS (GAAP)	$0.51	$0.06
Reported diluted EPS (GAAP)	0.50	0.06
Adjusted diluted EPS[1] (non-GAAP)	0.51	(0.02)
Dividends declared per common share	0.07	0.07
Book value per share	23.28	22.04
Tangible book value per common share[1]	14.08	12.83
See legend on following page.

STERLING BANCORP AND SUBSIDIARIES

	At or for the three months ended March 31,
	2021	2020
Common shares outstanding:
Shares outstanding at period end	192,567,901	194,460,656
Weighted average shares basic	191,890,512	196,344,061
Weighted average shares diluted	192,621,907	196,709,038
Other data:
Full time equivalent employees at period end	1,457	1,619
Financial centers at period end	75	79
Performance ratios:
Return on average assets	1.33%	0.16%
Return on average equity	8.54	1.09
Reported return on average tangible assets[1]	1.42	0.17
Adjusted return on average tangible assets[1]	1.42	(0.04)
Reported return on average TCE[1]	14.58	1.90
Adjusted return on average TCE[1]	14.64	(0.49)
Reported operating efficiency[1]	47.2	44.3
Adjusted operating efficiency[1]	44.3	42.4
Net interest margin-GAAP	3.38	3.16
Net interest margin-tax equivalent[3]	3.43	3.21
Capital ratios (Company)[4]:
Tier 1 leverage ratio	10.50%	9.41%
Common equity Tier 1 capital ratio	11.95	10.89
Tier 1 risk-based capital ratio	12.53	11.47
Total risk-based capital ratio	15.82	13.73
Tangible equity to tangible assets	10.12	9.22
Tangible common equity to tangible assets[1]	9.63	8.74
Regulatory capital ratios (Bank)[4]:
Tier 1 leverage ratio	11.76%	9.99%
Tier 1 risk-based capital ratio	14.04	12.19
Total risk-based capital ratio	15.42	13.80
Asset quality data and ratios:
Allowance for credit - loans	$323,186	$326,444
Non-performing loans (“NPLs”)	168,557	253,750
Non-performing assets (“NPAs”)	173,784	265,565
Net charge-offs	12,914	6,955
NPAs to total assets	0.58%	0.88%
NPLs to total loans[5]	0.80	1.17
Allowance for loan losses to non-performing loans	191.74	128.65
Allowance for loan losses to total loans[4]	1.53	1.50
Annualized net charge-offs to average loans	0.25	0.13
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
4 We elected the five-year capital phase-in option. The phase-in option is further discussed in Note 13. “Stockholders’ Equity - (a) Regulatory Capital Requirements” in the notes to consolidated financial statements included elsewhere in this report.
5 Total loans excludes loans held for sale.

STERLING BANCORP AND SUBSIDIARIES
Results of Operations
For the three months ended March 31, 2021, we reported net income available to common stockholders of $97.2 million, or $0.50 per diluted common share, compared to net income available to common stockholders of $12.2 million, or $0.06 per diluted common share, for the three months ended March 31, 2020.

Details of the changes in the various components of net income available to common stockholders are further discussed below.

Net Interest Income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 87.1% and 81.7% of total revenue in the three months ended March 31, 2021 and 2020, respectively. Net interest margin is the ratio of taxable equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest bearing liabilities impact net interest income and net interest margin.

We are primarily funded by core deposits, which include transactional accounts for retail, commercial and municipal clients, money market and savings accounts and certificates of deposit accounts, including reciprocal brokered deposits, but exclude other brokered and wholesale deposits. As of March 31, 2021, we considered 93.2% of our total deposits to be core deposits compared to 91.8% at March 31, 2020. Non-interest bearing demand deposits were $5.7 billion of our total deposits at March 31, 2021, compared to $4.4 billion at March 31, 2020.

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

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended March 31,
	2021			2020
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
Traditional C&I and commercial finance loans	$8,646,272	$78,006	3.66%	$8,034,108	$89,150	4.46%
CRE (includes multi-family)	10,283,292	103,625	4.09	10,288,977	110,742	4.33
ADC	624,259	5,856	3.80	497,009	6,320	5.11
Commercial loans	19,553,823	187,487	3.89	18,820,094	206,212	4.41
Consumer loans	182,461	2,081	4.63	233,643	2,939	5.06
Residential mortgage loans	1,558,266	16,287	4.18	2,152,440	26,288	4.89
Total gross loans[1]	21,294,550	205,855	3.92	21,206,177	235,439	4.47
Securities taxable	2,103,768	15,352	2.96	2,883,367	20,629	2.88
Securities non-taxable	1,951,210	14,858	3.05	2,163,206	16,451	3.04
Interest earning deposits	648,178	149	0.09	489,691	1,832	1.50
FRB and FHLB stock	152,026	753	2.01	237,820	2,630	4.45
Total securities and other earning assets	4,855,182	31,112	2.60	5,774,084	41,542	2.89
Total interest earning assets	26,149,732	236,967	3.68	26,980,261	276,981	4.13
Non-interest earning assets	3,432,873			3,504,172
Total assets	$29,582,605			$30,484,433
Interest bearing liabilities:
Interest bearing demand deposits	$4,981,415	$2,042	0.17%	$4,616,658	$9,558	0.83%
Savings deposits[2]	2,717,622	471	0.07	2,800,021	3,506	0.50
Money market deposits	8,382,533	3,813	0.18	7,691,381	18,396	0.96
Certificates of deposit	1,943,820	2,542	0.53	3,237,990	14,321	1.78
Total interest bearing deposits	18,025,390	8,868	0.20	18,346,050	45,781	1.00
Senior Notes	—	—	—	173,323	1,434	3.31
Other borrowings	85,957	36	0.17	1,963,428	9,353	1.92
Subordinated Notes - Bank	143,722	1,957	5.45	173,203	2,360	5.45
Subordinated Notes - Company	491,963	5,072	4.12	270,968	2,827	4.17
Total borrowings	721,642	7,065	3.97	2,580,922	15,974	2.49
Total interest bearing liabilities	18,747,032	15,933	0.34	20,926,972	61,755	1.19
Non-interest bearing deposits	5,521,538			4,346,518
Other non-interest bearing liabilities	697,375			704,406
Total liabilities	24,965,945			25,977,896
Stockholders’ equity	4,616,660			4,506,537
Total liabilities and stockholders’ equity	$29,582,605			$30,484,433
Net interest rate spread[3]			3.34%			2.94%
Net interest earning assets[4]	$7,402,700			$6,053,289
Net interest margin - tax equivalent		221,034	3.43%		215,226	3.21%
Less tax equivalent adjustment		(3,120)			(3,454)
Net interest income		217,914			211,772
Accretion income on acquired loans		8,272			10,686
Tax equivalent net interest margin excluding accretion income on acquired loans		$212,762	3.30%		$204,540	3.05%
Ratio of interest earning assets to interest bearing liabilities	139.5%			128.9%
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

	For the three months ended March 31,
	2021 vs. 2020
	Increase / (Decrease) due to		Total increase /
	Volume	Rate	(decrease)
Interest earning assets:
Traditional C&I and commercial finance loans	$6,129	$(17,273)	$(11,144)
CRE (includes multi-family)	(71)	(7,046)	(7,117)
ADC	1,372	(1,836)	(464)
Commercial loans	7,430	(26,155)	(18,725)
Consumer loans	(618)	(240)	(858)
Residential mortgage loans	(6,554)	(3,447)	(10,001)
Total loans	258	(29,842)	(29,584)
Securities taxable	(5,817)	540	(5,277)
Securities tax exempt	(1,644)	51	(1,593)
Interest earning deposits	441	(2,124)	(1,683)
FRB and FHLB stock	(745)	(1,132)	(1,877)
Total interest earning assets	(7,507)	(32,507)	(40,014)
Interest bearing liabilities:
Interest bearing demand deposits	679	(8,195)	(7,516)
Savings deposits[1]	(101)	(2,934)	(3,035)
Money market deposits	1,494	(16,077)	(14,583)
Certificates of deposit	(4,272)	(7,507)	(11,779)
Total interest bearing deposits	(2,200)	(34,713)	(36,913)
Senior Notes	(717)	(717)	(1,434)
Other borrowings	(4,811)	(4,506)	(9,317)
Subordinated Notes - Bank	(403)	—	(403)
Subordinated Notes - Company	2,278	(33)	2,245
Total borrowings	(3,653)	(5,256)	(8,909)
Total interest bearing liabilities	(5,853)	(39,969)	(45,822)
Change in tax equivalent net interest income	(1,654)	7,462	5,808
Less tax equivalent adjustment	(381)	47	(334)
Change in net interest income	$(1,273)	$7,415	$6,142
______________________
1 Includes club accounts and interest bearing mortgage escrow balances.

STERLING BANCORP AND SUBSIDIARIES
Tax equivalent net interest income increased $5.8 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. This was mainly a result of lower interest expense, which declined in line with lower market interest rates and as a result of changes in our funding mix. Over the course of 2020 and during the first quarter of 2021, we have continued to reprice deposit relationships and repaid higher costing FHLB and other borrowings. As a result, interest expense declined by 74.2% over the prior year quarter, while interest and dividend income declined by 14.5% over the same period. For the three months ended March 31, 2021, total interest earning assets yielded 3.68% compared to 4.13% during the same period in 2020. The cost of interest bearing liabilities declined to 0.34% in the first quarter of 2021 compared to 1.19% in the same period in 2020. The tax equivalent net interest margin increased 22 basis points to 3.43% in the first quarter of 2021 from 3.21% in the first quarter of 2020.

Average interest earning assets decreased by $830.5 million between the periods, which was mainly due to net sales and repayments of investment securities and continued runoff in our residential mortgage loan portfolio. The percentage of average loans to average earning assets increased to 81.4% compared to 78.6% in 2020.

The average balance of commercial loans increased $733.7 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was due to loans originated by our commercial banking teams offset by pay downs and refinancing activity in certain portfolios. The average yield on commercial loans declined to 3.89% compared to 4.41% in the prior year period. The decrease in the yield on commercial loans was in line with declines in market interest rates as well as a decline in accretion income on acquired loans. Accretion income on acquired loans declined to $6.3 million compared to $7.5 million in 2020.

Interest income on traditional C&I and commercial finance loans decreased $11.1 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The yield on traditional C&I and commercial finance loans declined to 3.66% compared to 4.46% in the prior year period. In addition to the decrease in market interest rates, interest income on traditional C&I and commercial finance loans declined as lower yielding mortgage warehouse and public sector finance loans represented a substantial portion of the increase in average balances between the periods.

Interest income on CRE loans and multi-family loans decreased $7.1 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The average balance of CRE and multi-family loans decreased $5.7 million between the periods. The yield on CRE and multi-family loans was 4.09% compared to 4.33% for the three months ended March 31, 2020. The decrease in yield was mainly due to the change in market interest rates and lower accretion income on acquired loans.

Interest income on residential mortgage loans declined $10.0 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The decrease was mainly due to a decline in average balances and a 71 basis points decline in the yield, a result of the adjustable rate loans repricing to market rates of interest and lower accretion income on acquired loans, which was $1.7 million compared to $2.9 million in the prior year period. The average balance of residential mortgage loans declined $594.2 million, mainly due to continued run-off as well as the sale of certain residential mortgage loans in 2020.

Tax equivalent interest income on securities decreased $6.9 million for the three months ended March 31, 2021, mainly due to a decrease of $1.0 billion in average securities between the periods. The decline in balances was mainly due to accelerated repayment of mortgage-backed securities. The tax equivalent yield on securities increased to 3.02% compared to 2.96% in the prior year period. The increase in yield was mainly due to purchases of higher yielding corporate securities and sales of lower yielding municipal securities. The average balance of tax-exempt securities declined to $2.0 billion for the three months ended March 31, 2021, compared to $2.2 billion in 2020.

Average interest earning deposits were $648.2 million for the three months ended March 31, 2021, an increase of $158.5 million compared to the three months ended March 31, 2020. The increase was due to deposit inflows and lower than anticipated loan demand. Interest earning deposits yielded 0.09% for the three months ended March 31, 2021, compared to 1.50% for the same period in 2020.

Average total deposits and mortgage escrow balances increased $854.4 million to $23.5 billion in the three months ended March 31, 2021 compared to the first quarter of 2020. Average interest bearing deposits decreased $320.7 million and average non-interest bearing deposits increased $1.2 billion. The increase in deposits was mainly due to growth in commercial, consumer and on-line deposits coupled with higher cash balances held by many of our clients. The average cost of interest bearing deposits was 0.20% compared to 1.00%. The average cost of total deposits was 0.15% compared to 0.81% in the first quarter of 2020. The decrease in the cost of deposits was mainly due to repricing of deposit relationships in line with declines in market interest rates.

Average borrowings declined $1.9 billion in the three months ended March 31, 2021, compared to the same period a year ago. Given the increase in deposits and the decline in residential mortgage loans and investment securities between the periods, excess liquidity was used to reduce borrowings. The average cost of borrowings was 3.97% for the first quarter of 2021, compared to 2.49% in the prior year

STERLING BANCORP AND SUBSIDIARIES
period. The increase in the average cost of borrowings was due to a greater proportion of our borrowings being comprised of longer term and more expensive subordinated notes in 2021 compared to 2020.

Provision for Credit Losses - Loans. The provision for credit losses - loans is determined as the amount to be added to the ACL - loans after net charge-offs have been deducted to bring the allowance to a level that is our best estimate of the net amount not expected to be collected on portfolio loans. For the three months ended March 31, 2021 and March 31, 2020, the provision for credit losses - loans was $10.0 million and $136.6 million, respectively. See the section captioned “Non-Performing Loans and Non-Performing Assets” later in this discussion for further analysis of the provision for credit losses - loans.

Provision for Credit Losses - HTM Securities. We recorded no provision for credit losses - HTM securities for the three months ended March 31, 2021, compared to $1.7 million for the three months ended March 31, 2020. The provision for credit losses - HTM securities is based on our estimate of loss given anticipated defaults due to the pandemic and economic conditions.

Non-interest income. The components of non-interest income were as follows for the periods presented below:

	For the three months ended
	March 31,
	2021	2020
Deposit fees and service charges	$6,563	$6,622
Accounts receivable management / factoring commissions and other fees	5,426	5,538
Bank owned life insurance	4,955	5,018
Loan commissions and fees	10,477	11,024
Investment management fees	1,852	1,847
Net gain on sale of securities	719	8,412
Net gain on called securities	—	4,880
Other	2,364	3,985
Total non-interest income	$32,356	$47,326

Non-interest income was $32.4 million for the three months ended March 31, 2021, compared to $47.3 million in the same period a year ago.

Deposit fees and service charges were $6.6 million for the first quarter of 2021, which represented a $59 thousand decrease from the first quarter of 2020. This was mainly due to lower overdraft and related service charges attributable to higher deposit balances maintained by many of our clients.

Loan commissions and fee income includes fees on lines of credit, loan servicing fees, loan syndication fees, collateral monitoring, and other loan related fees that are not included in interest income. Loan commissions and fees were $10.5 million for the three months ended March 31, 2021, compared to $11.0 million for the three months ended March 31, 2020. The decrease was mainly due to a $2.9 million gain on sale of equipment finance loans in the first quarter of 2020 that did not recur in the first quarter of 2021. Offsetting this decline was $1.8 million in fees earned in connection with second round PPP loans originated by a third party in respect of which we earned a referral fee. Pursuant to this referral arrangement, a total of 1,118 PPP loans were funded and closed with a principal amount of $160.9 million.

Net gain on sale of securities represents net gains realized on the sale of securities from our AFS investment securities portfolio. The gain on sale of securities in the first quarter of 2021 was mainly due to the sale of $20.7 million of corporate securities. The gain on sale of securities in the first quarter of 2020 was mainly due to the sale of $407,524 of AFS securities and the proceeds were used for liquidity management purposes.

Net gain on called securities in the three months ended March 31, 2020 represents income earned on securities called of $139.8 million, which were mainly government agency securities.
Other non-interest income principally includes fees for interest rate swaps, safe deposit rentals and foreign exchange fees. Other non-interest income declined to $2.4 million in the first quarter of 2021 from $4.0 million in the first quarter of 2020 mainly due to lower

STERLING BANCORP AND SUBSIDIARIES
transactional volumes in our derivatives business, which was $400 thousand in the first quarter of 2021 compared to $2.4 million in the same period in 2020.

Non-interest expense. The components of non-interest expense were as follows for the periods presented below:

	For the three months ended
	March 31,
	2021	2020
Compensation and benefits	$58,087	$54,876
Stock-based compensation plans	6,617	6,006
Occupancy and office operations	14,515	15,199
Information technology	9,246	8,018
Professional fees	7,077	5,749
Amortization of intangible assets	3,776	4,200
FDIC insurance and regulatory assessments	3,230	3,206
Other real estate owned expense (“OREO”), net	(68)	52
Impairment related to financial centers and real estate consolidation strategy	633	—
Loss on extinguishment of borrowings	—	744
Other non-interest expense	15,052	16,663
Total non-interest expense	$118,165	$114,713

Compensation and benefits expense was $58.1 million for the three months ended March 31, 2021, compared to $54.9 million for the three months ended March 31, 2020. The increase was mainly due to a higher bonus compensation accrual and an increase in medical costs.

Stock-based compensation plans expense was $6.6 million in the first quarter of 2021, compared to $6.0 million in the first quarter of 2020. The increase was due to additional personnel included in our stock-based compensation plan. For additional information related to our employee benefit plans and stock-based compensation, see Note 10. “Stock-Based Compensation” in the notes to consolidated financial statements included elsewhere in this report.

Occupancy and office operations expense was $14.5 million in the first quarter of 2021, compared to $15.2 million in the first quarter of 2020. The decline in occupancy and office operations expense is due to continuing rationalization of our real estate footprint.

Information technology expense, which mainly includes the cost of our loan and deposit operating systems and contracted service and maintenance associated with other data processing systems, was $9.2 million in the first quarter of 2021, compared to $8.0 million in the first quarter of 2020. The increase was mainly due to investments in various back-office automation initiatives and digital banking transformation efforts, which are designed to enable us to drive future revenue growth and expand our digital offerings.

Professional fees, was $7.1 million for the three months ended March 31, 2021, compared to $5.7 million for the three months ended March 31, 2020. The increase was mainly due to incremental fees for consulting services to assist us with automation and digital banking platform projects.

Amortization of intangible assets expense mainly includes amortization of core deposit intangible assets, customer lists and non-compete agreements. Amortization of intangible assets was $3.8 million in the three months ended March 31, 2021, compared to $4.2 million for the three months ended March 31, 2020. The decreases in amortization expense were mainly due to the accelerated amortization of the core deposit intangible assets that were recorded in the merger with Astoria Financial Corporation and other acquisitions. For additional information, see Note 5. “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included elsewhere in this report.

Impairment related to financial centers and real estate consolidation strategy was $633 thousand for the three months ended March 31, 2021. This charge included a write-off of leasehold improvements of $127 thousand, loss on sale of fixed assets from the sale of two owned locations of $309 thousand and $197 thousand of write-off of other fixed assets abandoned when we disposed of facilities.

STERLING BANCORP AND SUBSIDIARIES
Loss on extinguishment of borrowings was $744 thousand for the period ended March 31, 2020. Due to significant growth in core deposits, we used excess cash to reduce wholesale borrowings.
Other non-interest expense includes depreciation expense on operating leases, advertising and promotion, communications, residential mortgage loan servicing, insurance, operational losses, commercial loan processing expenses, pension and post retirement plans, recruitment fees, taxes not included in income tax expense, travel and client entertainment, and colleague training expense. For the three months ended March 31, 2021, other non-interest expense was $15.1 million, compared to $16.7 million for the three months ended March 31, 2020. See Note 11. “Other Non-Interest Expense, Other Assets and Other Liabilities” in the notes to the consolidated financial statements included elsewhere in this report for details on significant components.

Income tax expense was $23.0 million, representing an effective income tax rate of 18.8% for the three months ended March 31, 2021, compared to an income tax benefit of $8.0 million for the three months ended March 31, 2020. Our estimated effective income tax rate for full year 2021 is 18.5% prior to the impact of discrete items. In the three months ended March 31, 2021, vesting of stock-based compensation decreased income tax expense by $152 thousand and an adjustment to reduce deferred tax assets associated with certain executive compensation increased income tax expense by $517 thousand.

In the first quarter of 2020, income tax expense was initially recorded at our estimated effective income tax rate for 2020 of 17.5%, and was impacted by the following discrete items:
•Based on provisions of the CARES Act, we had an NOL carryback in the first quarter of 2020 that resulted in us recording an income tax benefit of $21.3 million. In the first quarter of 2020, we also recorded an accrual for uncertain tax positions of $11.5 million which is discussed in Note 9. “Income Taxes” in the notes to consolidated financial statements included elsewhere in this report. The net of these two items was an income tax benefit in the first quarter of 2020 of $9.8 million.
•Vesting of stock based compensation increased income tax expense by $723 thousand.

STERLING BANCORP AND SUBSIDIARIES
Portfolio Loans
The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the periods indicated.

	March 31, 2021		December 31, 2020
	Amount	%	Amount	%
Commercial:
C&I:
Traditional C&I	$2,886,336	13.6%	$2,920,205	13.4%
Asset-based lending	693,015	3.3	803,004	3.7
Payroll finance	153,987	0.7	159,237	0.7
Warehouse lending	1,394,945	6.6	1,953,677	8.9
Factored receivables	229,629	1.1	220,217	1.0
Equipment financing	1,475,716	7.0	1,531,109	7.0
Public sector finance	1,617,986	7.7	1,572,819	7.2
Total C&I	8,451,614	40.0	9,160,268	41.9
Commercial mortgage:
CRE	6,029,282	28.5	5,831,990	26.7
Multi-family	4,391,850	20.8	4,406,660	20.2
ADC	618,295	2.9	642,943	2.9
Total commercial mortgage	11,039,427	52.2	10,881,593	49.8
Total commercial	19,491,041	92.2	20,041,861	91.7
Residential mortgage	1,486,597	7.0	1,616,641	7.4
Consumer	174,335	0.8	189,907	0.9
Total portfolio loans	21,151,973	100.0%	21,848,409	100.0%
Allowance for credit losses - loans	(323,186)		(326,100)
Total portfolio loans, net	$20,828,787		$21,522,309
Note: the percentages in the table above are rounded to the nearest tenth of a percent.

Overview. Total portfolio loans, net, decreased $693.5 million to $20.8 billion at March 31, 2021, compared to $21.5 billion at December 31, 2020. A slowdown in mortgage refinance activity drove a $558.7 million sequential decline in our mortgage warehouse lending balance and was the primary driver of the decline in total C&I, total commercial and total portfolio loans.

At March 31, 2021, total C&I loans comprised 40.0% of the total loan portfolio, compared to 41.9% at December 31, 2020. Commercial mortgage loans comprised 52.2% and 49.8% of the total loan portfolio at March 31, 2021 and December 31, 2020, respectively. Residential mortgage loans comprised 7.0% of the total loan portfolio at March 31, 2021, compared to 7.4% at December 31, 2020. Our goal, over time, is for our loan portfolio to consist of at least 45.0% traditional C&I and commercial finance; 45.0% commercial real estate; and the balance comprised of consumer and residential mortgage loans.

In the three months ended March 31, 2021, traditional C&I loans decreased by $33.9 million primarily as a result of accelerated repayment activity. In addition to the decline in warehouse lending loans, total C&I loans declined mainly due to pay downs of asset-based lending loans, which decreased by $110.0 million. Equipment finance loans decreased $55.4 million and payroll finance loans decreased by $5.3 million. These decreases were partially offset by an increase in public sector finance loans of $45.2 million, mainly due to investments by local municipalities in infrastructure and other projects and an increase in factored receivable loans of $9.4 million.

CRE loans increased $197.3 million in the three months ended March 31, 2021. The increase was mainly due to a pick up in demand for these loan products in our market area. This increase was net of the sale of $70.0 million of mostly criticized and classified commercial real estate loans in the first quarter of 2021. Multi-family loans declined in the first three months of 2021 by $14.8 million, mainly due to run-off in broker originated loans.

STERLING BANCORP AND SUBSIDIARIES
ADC loans, which are a component of commercial mortgage loans, decreased $24.6 million in the three months ended March 31, 2021. The decrease is mainly due to one construction loan converting to a multi-family loan during the quarter. The decrease was partially offset by origination related to our affordable housing tax credit investments.

Residential mortgage loans were $1.5 billion at March 31, 2021, compared to $1.6 billion at December 31, 2020. The decline was mainly due to repayments.

Included in our residential mortgage portfolio are loans that were originated in 2010 or earlier as interest-only adjustable rate mortgages (“ARM loans”) with terms of up to forty years, which have an initial fixed rate for five, seven or 10 years and convert into one year interest-only ARM loans at the end of the initial fixed rate period. Interest-only ARM loans require the borrower to pay interest only during the first ten years of the loan term, which typically results in a material increase in the borrower’s monthly payments upon conversion. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining term. There were $544.0 million of residential mortgage loans that were originated as interest only ARM loans at March 31, 2021 compared to $599.5 million at December 31, 2020.

Non-Performing Loans and Non-Performing Assets
The table below sets forth the amounts and categories of our NPAs at the dates indicated. There were no warehouse lending or public sector finance loans that were non-performing at such dates.

	March 31,	December 31,
	2021	2020
Non-accrual loans:
Traditional C&I	$50,351	$19,223
Asset-based lending	10,149	5,255
Payroll finance	2,313	2,300
Equipment financing	28,868	30,634
CRE	24,269	46,053
Multi-family	778	4,485
ADC	25,000	30,000
Residential mortgage	17,081	18,661
Consumer	9,746	10,278
Total non-accrual loans	168,555	166,889
Accruing loans past due 90 days or more	2	170
Total NPLs	168,557	167,059
OREO	5,227	5,347
Total NPAs	$173,784	$172,406
TDRs accruing and not included above	$48,110	$37,492
Ratios:
NPLs to total loans	0.80%	0.76%
NPAs to total assets	0.58	0.58

NPAs and NPLs. NPLs include non-accrual loans and accruing loans past due 90 days or more. NPAs include NPLs and OREO. At March 31, 2021, total NPLs increased $1.5 million to $168.6 million compared to $167.1 million at December 31, 2020. Non-accrual loans were $168.6 million and loans 90 days past due and still accruing interest which were well secured and in the process of collection, were $2 thousand as of March 31, 2021. Non-accrual loans increased by $1.7 million to $168.6 million at March 31, 2021 from $166.9 million at December 31, 2020. The increase was mainly due to two C&I relationships and ABL loans which are in the process of work-out or exit which were partially offset by the return of one CRE relationship to accrual and the partial charge off of one ADC loan.

TDRs. TDRs still accruing interest income are loans modified for borrowers that have experienced financial difficulties but are performing in accordance with the modified terms of their loan and were performing prior to the modification. Loan modification concessions may include actions such as an extension of the maturity date or the lowering of interest rates and monthly payments. At March 31, 2021, total TDRs were $76.4 million, of which $48.1 million were performing in accordance with their modified terms and $28.3 million were non-accrual. At December 31, 2020, total TDRs were $79.0 million of which $37.5 million were performing and $41.5 million were non-accrual. The decrease in non-accrual TDRs at March 31, 2021 was primarily due the return of one CRE

STERLING BANCORP AND SUBSIDIARIES
relationship to accrual status. TDR balances are more fully discussed in Note 3. “Portfolio Loans - TDRs” in the notes to the consolidated financial statements included elsewhere in this report. As of March 31, 2021, there were no commitments to lend additional funds to borrowers with loans that have been classified as TDRs.

Forbearance under the CARES Act. The CARES Act permits financial institutions to suspend requirements related to loan modifications to borrowers affected by COVID-19 that would otherwise, in accordance with GAAP, be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and as modified by the Consolidated Appropriations Act, the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. On April 7, 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency (the “Agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and provided practical expedients for evaluating whether loan modifications that occur in response to COVID-19 are TDRs. The Agencies confirmed with the Financial Accounting Standards Board that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not considered to be TDRs. This includes short-term (e.g., three months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. We are applying this guidance to qualifying loan modifications.

At March 31, 2021, we had approved CARES Act conforming payment deferrals on outstanding loan balances as shown in the following table:

	Loan balance outstanding	Deferral of principal and interest	%
Traditional C&I	$2,886,336	$—	—%
Asset-based lending	693,015	—	—
Payroll finance	153,987	—	—
Warehouse lending	1,394,945	—	—
Factored receivables	229,629	—	—
Equipment finance	1,475,716	3,143	0.2
Public sector finance	1,617,986	—	—
Commercial real estate	6,029,282	40,583	0.7
Multi-family	4,391,850	4,564	0.1
ADC	618,295	—	—
Residential	1,486,597	78,059	5.3
Consumer	174,335	4,176	2.4
Total Portfolio loans	$21,151,973	$130,525	0.6%

Principal and interest deferrals were in place in respect of loans representing 0.6% of our loan portfolio. Deferrals consist mainly of 90-day principal and interest deferral with the ability to extend an additional 90-day period at the Bank’s option. We are closely monitoring and working with our clients to determine ongoing deferral extensions and requests.

SBA PPP Loans. As of March 31, 2021, we had approximately 50 portfolio loans totaling $110.1 million outstanding and all loans are in the process of being forgiven. Included in loans held for sale at March 31, 2021 were PPP loans totaling $9.6 million, which had not started the forgiveness process.

OREO. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO until such time as it is sold. When real estate is transferred to OREO, it is recorded at fair value less cost to sell. If the fair value less cost to sell is less than the loan balance, the difference is charged against the ACL - loans. After transfer to OREO, we regularly update the fair value of the properties. Subsequent declines in fair value are charged to current earnings and included in other non-interest expense as part of OREO expense. At March 31, 2021, we had OREO properties with a recorded balance of $5.2 million, compared to $5.3 million at December 31, 2020. The decrease was mainly due to $120 thousand in sales. We had no additions to OREO in the three months ended March 31, 2021.

STERLING BANCORP AND SUBSIDIARIES
Classification of Assets. Our determination as to the classification of our assets and the amount of our ACL - loans are subject to review by our regulators, who can direct the charge-off of loans and order the establishment of additions to our ACL. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. As of March 31, 2021, we had $494.5 million of loans designated as “special mention” compared to $461.5 million at December 31, 2020. The increase was mainly due to borrowers impacted by the pandemic and included commercial real estate loans and traditional C&I loans where impacted borrowers no longer meet certain debt service coverage or other ratios and which, accordingly, are considered criticized or classified under the terms of our credit policies. The vast majority of the borrowers continue to perform.

On the basis of management’s review of our assets at March 31, 2021, classified assets consisted of substandard loans of $590.4 million and OREO of $5.2 million. Substandard loans were $528.8 million and OREO was $5.3 million at December 31, 2020. The increase in substandard loans in the three months ended March 31, 2021 was mainly related to commercial real estate loans, including multi-family loans, traditional C&I loans, asset-based loans and one ADC loan. Our asset resolution team is working with these borrowers to reduce the outstanding balances and maximize repayments.

ACL - Loans. The ACL - loans is a valuation account that is deducted from the amortized cost basis of portfolio loans to present the net amount expected to be collected on portfolio loans over their contractual life. See Note 1. “Basis of Financial Statement Presentation - (e) Accounting Principle Change” for additional detail regarding our ACL - loan calculation methodology.

Our estimate of credit losses at March 31, 2021 is based in part on the macro-economic forecasts and assumptions contained in the Moody’s March 20, 2021 Forecast Vintage Baseline Scenario.

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

The ACL - loans decreased from $326.1 million at December 31, 2020 to $323.2 million at March 31, 2021. The ACL - loans at March 31, 2021 represented 191.7% of non-performing loans and 1.53% of total portfolio loans. At December 31, 2020, the allowance for loan losses represented 195.2% of non-performing loans and 1.49% of total portfolio loans.

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

	March 31, 2021			December 31, 2020
	Allowance for credit losses	Loan balance	% of ACL to loan balance	Allowance for loan losses	Loan balance	% of ALLL to loan balance
Traditional C&I	$46,393	$2,886,337	1.61%	$42,670	$2,920,205	1.46%
Asset-based lending	11,165	693,015	1.61	12,762	803,004	1.59
Payroll finance	1,519	153,987	0.99	1,957	159,237	1.23
Warehouse lending	1,232	1,394,945	0.09	1,724	1,953,677	0.09
Factored receivables	3,237	229,629	1.41	2,904	220,217	1.32
Equipment financing	28,025	1,475,716	1.90	31,794	1,531,109	2.08
Public sector finance	4,632	1,617,986	0.29	4,516	1,572,819	0.29
CRE	159,422	6,029,281	2.64	155,313	5,831,990	2.66
Multi-family	33,376	4,391,850	0.76	33,320	4,406,660	0.76
ADC	13,803	618,295	2.23	17,927	642,943	2.79
Residential mortgage	15,970	1,486,597	1.07	16,529	1,616,641	1.02
Consumer	4,412	174,335	2.53	4,684	189,907	2.47
Total	$323,186	$21,151,973	1.53	$326,100	$21,848,409	1.49

Collateral Dependent Loans. A loan must meet both of the following conditions to be considered collateral dependent:
•We expect repayment of the financial asset to be provided substantially through the operation or sale of the collateral.
•We determined the borrower is experiencing financial difficulty as of the financial statement date.

Generally, loans are identified as collateral dependent when the loan is in foreclosure, is a TDR or is a loan that was measured for impairment when we adopted the CECL Standard on January 1, 2020. For collateral dependent loans, we measure the expected credit losses based on the difference between the fair value of the collateral and the amortized cost basis. If the loan is in foreclosure, or we determine foreclosure is probable, we reduce the fair value of the collateral by cost to sell the asset. If we expect repayment from the operation of the asset, we do not reduce for the cost to sell.

Collateral dependent loans were $150.0 million at March 31, 2021. The increase in collateral dependent loans compared to December 31, 2020 was mainly due to one C&I relationship and asset-based lending loans. This increase was partially offset by the sale of CRE loans and a partial charge off on an ADC loan. As our CECL methodology allows us to determine fair value and expected credit losses for each loan individually, we now consider loans collateral dependent based on the criteria discussed above.

Changes in Financial Condition between March 31, 2021 and December 31, 2020
Total assets increased $94.1 million at March 31, 2021, compared to December 31, 2020. Components of the change in total assets were:
•Cash balances increased $630.6 million to $935.6 million at March 31, 2021, compared to December 31, 2020. The increase was mainly due to increases in deposit balances and loan repayments.
•Total investment securities increased by $202.0 million to $4.2 billion at March 31, 2021, compared to $4.0 billion at December 31, 2020, mainly due to purchases of US Treasury and corporate securities.
•Commercial loans decreased by $550.8 million to $19.5 billion at March 31, 2021, compared to $20.0 billion at December 31, 2020. The decline was mainly due to a slowdown in mortgage refinance activity which resulted in a $558.7 million decline in mortgage warehouse loans.
•Residential mortgage loans held in our loan portfolio declined by $130.0 million to $1.5 billion at March 31, 2021 compared to $1.6 billion at December 31, 2020 mainly due to repayments.
•Other assets decreased by $57.2 million to $1.0 billion at March 31, 2021, compared to $1.1 billion at December 31, 2020. The components of other assets are as follows:

STERLING BANCORP AND SUBSIDIARIES

	March 31,	December 31,
	2021	2020
Low income housing tax credit investments	$484,885	$488,303
Right of use asset for operating leases	101,495	105,667
Fair value of swaps	105,772	149,797
Cash on deposit as swap collateral net of settlement	69,014	82,478
Operating leases - equipment and vehicles leased to others	51,999	55,224
Other assets	193,003	181,934
	$1,006,168	$1,063,403
The table above includes the following items:
•We have invested in various limited partnerships that sponsor affordable housing projects using low income housing tax credits.
•The right of use assets for operating leases represents the asset recognized under the lease accounting standard which requires all operating leases to be recorded in the consolidated balance sheets, which are discussed in Note 14. “Commitments and Contingencies” in the notes to consolidated financial statements included elsewhere in this report.
•Fair value of swaps reflects the change in value since date of inception of our back-to-back commercial client loan swap program and positions, which are discussed in Note 8. “Derivatives” in the notes to consolidated financial statements included elsewhere in this report. The decrease was mainly due to the increase in interest rates in the first quarter of 2021.
•Cash on deposit as swap collateral net of settlement represents amounts on deposit with third parties net of settlement to market for exchange traded and over the counter swaps.
•Operating leases - equipment and vehicles leased to others is mainly the remaining balance of leases we acquired in 2019.
•Other assets include income taxes, prepaid insurance, prepaid property taxes, prepaid maintenance, accounts receivable and other miscellaneous assets.

Total liabilities increased $64.5 million to $25.3 billion at March 31, 2021 as compared to December 31, 2020. The increase was mainly due to the following:
•Total deposits increased $722.2 million to $23.8 billion at March 31, 2021, compared to $23.1 billion at December 31, 2020. Our core deposits were $22.2 billion at March 31, 2021, which represented 93.2% of our total deposit balances. The increase in the first quarter included increases primarily in interest bearing and non-interest bearing transaction accounts, money market accounts and municipal deposits. Certificate of deposit accounts declined $273.8 million as higher costing balances matured and were not renewed.
•Municipal deposits increased $398.4 million to $2.0 billion at March 31, 2021, compared to $1.6 billion at December 31, 2020. The increase was mainly due to seasonal factors as tax collections generally increase these balances at the end of the first and third quarters.
The increases above were partially offset by the following decreases:
•FHLB and other short term borrowings decreased to zero from $382.0 million at December 31, 2020, as a result of excess liquidity from increases in deposits and repayments from loans being utilized to pay down these borrowings.
•Other liabilities decreased $26.0 million to $702.7 million at March 31, 2021, compared to $728.7 million at December 31, 2020. The decrease was mainly due to declines in compensation payable, as a result of the payment in the first quarter of accrued bonuses and a decline in the value of swap liabilities due to changes in interest rates.

Supplemental Reporting of Non-GAAP Financial Measures
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance and to assess our performance compared to our annual budget and strategic plans. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors, analysts, regulators and others information that we use to manage and evaluate our performance each period. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements, and notes thereto for the quarter ended March 31, 2021 included elsewhere in this report, and the year ended December 31, 2020, included in our Annual Report for the year ended the December 31, 2020 filed on Form 10-K.

STERLING BANCORP AND SUBSIDIARIES

	March 31,
	2021	2020
The following table shows the reconciliation of pretax pre-provision net revenue to adjusted pretax pre-provision net revenue(1):
Net interest income	$217,914	$211,772
Non-interest income	32,356	47,326
Total net interest income and non-interest income	250,270	259,098
Non-interest expense	118,165	114,713
Pretax pre-provision net revenue	132,105	144,385

Adjustments:
Net (gain) on sale of securities	(719)	(8,412)
Loss on extinguishment of debt	—	744
Impairment related to financial centers and real estate consolidation strategy	633	—
Amortization of non-compete agreements and acquired customer list intangible assets	148	172
Adjusted pretax pre-provision net revenue including accretion income	132,167	136,889
Accretion income	(8,272)	(10,686)
Adjusted pretax pre-provision net revenue excluding accretion income	$123,895	$126,203
See legend beginning on page 59.

	March 31,
	2021	2020
The following table shows the reconciliation of stockholders’ equity to tangible common equity and the tangible common equity ratio [2]:
Total assets	$29,914,282	$30,335,036
Goodwill and other intangibles	(1,773,270)	(1,789,646)
Tangible assets	28,141,012	28,545,390
Stockholders’ equity	4,620,164	4,422,424
Preferred stock	(136,458)	(137,363)
Goodwill and other intangibles	(1,773,270)	(1,789,646)
Tangible common stockholders’ equity	2,710,436	2,495,415
Common stock outstanding at period end	192,567,901	194,460,656
Common stockholders’ equity as a % of total assets	14.99%	14.13%
Book value per common share	$23.28	$22.04
Tangible common equity as a % of tangible assets	9.63%	8.74%
Tangible book value per common share	$14.08	$12.83
See legend beginning on page 59.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended
	March 31,
	2021	2020
The following table shows the reconciliation of reported return on average tangible assets and adjusted return on average tangible assets [3]:
Average assets	$29,582,605	$30,484,433
Average goodwill and other intangibles	(1,775,746)	(1,792,400)
Average tangible assets	27,806,859	28,692,033
Net income available to common stockholders	97,187	12,171
Net income, if annualized	394,147	48,951
Reported return on average tangible assets	1.42%	0.17%
Adjusted net income (loss) (non-GAAP)	$97,603	$(3,124)
Annualized adjusted net income (loss)	395,834	(12,565)
Adjusted return on average tangible assets (non-GAAP)	1.42%	(0.04)%
See legend beginning on page 59.

	For the three months ended
	March 31,
	2021	2020
The following table shows the reconciliation of reported net income and reported EPS (GAAP) to adjusted net income available to common stockholders (non-GAAP) and adjusted diluted EPS (non-GAAP)[4]:
Income before income tax expense	$122,105	$6,105
Income tax expense (benefit)	22,955	(8,042)
Net income (GAAP)	99,150	14,147
Adjustments:
Net (gain) on sale of securities	(719)	(8,412)
Impairment related to financial centers and real estate consolidation strategy	633	—
Net loss (gain) on extinguishment of borrowings	—	744
Amortization of non-compete agreements and acquired customer lists	148	172
Total pre-tax adjustments	62	(7,496)
Adjusted pre-tax income (loss)	122,167	(1,391)
Adjusted income tax expense (benefit)	22,601	(243)
Adjusted net income (loss) (non-GAAP)	99,566	(1,148)
Preferred stock dividend	1,963	1,976
Adjusted net income (loss) available to common stockholders (non-GAAP)	$97,603	$(3,124)

Weighted average diluted shares	192,621,907	196,709,038
Diluted EPS as reported (GAAP)	$0.50	$0.06
Adjusted diluted EPS (non-GAAP)	0.51	(0.02)
See legend beginning on page 59.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended
	March 31,
	2021	2020
The following table shows the reconciliation of reported return on average tangible common stockholders’ equity and adjusted return on average tangible common stockholders’ equity [5]:
Average stockholders’ equity	$4,616,660	$4,506,537
Average preferred stock	(136,687)	(137,579)
Average goodwill and other intangibles	(1,775,746)	(1,792,400)
Average tangible common stockholders’ equity	2,704,227	2,576,558
Net income available to common stockholders	97,187	12,171
Net income, if annualized	394,147	48,951
Reported return on average tangible common stockholders’ equity	14.58%	1.90%
Adjusted net income (loss) (non-GAAP)	$97,603	$(3,124)
Annualized adjusted net income (loss)	395,834	(12,565)
Adjusted return on average tangible common stockholders’ equity (non-GAAP)	14.64%	(0.49)%
See legend beginning on page 59.

	For the three months ended
	March 31,
	2021	2020
The following table shows the reconciliation of the reported operating efficiency ratio and adjusted operating efficiency ratio[6]:
Net interest income	$217,914	$211,772
Non-interest income	32,356	47,326
Total revenue	250,270	259,098
Tax equivalent adjustment on securities	3,120	3,454
Net (gain) on sale of securities	(719)	(8,412)
Depreciation of operating leases	(3,124)	(3,492)
Adjusted total revenue (non-GAAP)	249,547	250,648
Non-interest expense	118,165	114,713
Impairment related to financial centers and real estate consolidation strategy	(633)	—
Net (loss) on extinguishment of borrowings	—	(744)
Depreciation of operating leases	(3,124)	(3,492)
Amortization of intangible assets	(3,776)	(4,200)
Adjusted non-interest expense (non-GAAP)	$110,632	$106,277
Reported operating efficiency ratio (non-GAAP)	47.2%	44.3%
Adjusted operating efficiency ratio (non-GAAP)	44.3	42.4
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

Liquidity and Capital Resources
Capital. Stockholders’ equity was $4.6 billion as of March 31, 2021, an increase of $29.7 million relative to December 31, 2020. The increase was mainly due to net income of $99.2 million, stock-based compensation and stock option exercises of $7.4 million, partially offset by common stock repurchases of $27.3 million, common shares acquired from stock compensation plan activity of $6.6 million, common dividends of $13.5 million, preferred dividends of $2.2 million, and other comprehensive loss of $27.2 million, which was primarily due to a decline in the fair value of our AFS portfolio.

In the first quarter of 2021, we repurchased 1,235,372 common shares at a cost of $27.3 million and an average price of $22.12 per share.

We paid dividends of $0.07 per common share in each quarter of 2020 and the first quarter of 2021. On April 16, 2021, our Board of Directors approved a dividend of $0.07 per common share, which is payable May 14, 2021 to our holders of record of April 30, 2021. We paid dividends of $16.25 per preferred share in each quarter of 2020 and the first quarter of 2021. In addition, on April 15, 2021, we paid a dividend of $16.25 per preferred share.

Liquidity. As discussed in our 2020 Form 10-K, our liquidity position is continuously monitored and we make adjustments to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic activity, volatility in the financial markets, unexpected credit events or other significant occurrences. Contingencies have been expanded to include analysis of the impact to cash flows associated with outstanding forbearance agreements and other factors associated with the pandemic. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of March 31, 2021, our management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on us.

At March 31, 2021, the Bank had $935.6 million in cash and cash equivalents on hand and unused borrowing capacity at the FHLB of $6.2 billion. In addition, the Bank may purchase federal funds from other institutions and enter into additional repurchase agreements. The Bank had $2.1 billion of unencumbered securities available to pledge as collateral as of March 31, 2021.

We are a bank holding company and do not conduct business operations. Our primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. At March 31, 2021, the Bank had capacity to pay approximately $135.6 million of dividends to us under regulatory guidelines without prior regulatory approval.

We had cash on hand of $120.9 million at March 31, 2021. In the first three months of 2021, we received dividends from the Bank of $40.0 million and our primary uses of cash were $27.3 million for common stock repurchases and $15.7 million for dividends.

STERLING BANCORP AND SUBSIDIARIES

We have a $35.0 million credit facility with a financial institution for general corporate purposes. The credit facility has no outstanding balance and requires us and the Bank to maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. We and the Bank were in compliance with all requirements at March 31, 2021. The facility expires on September 30, 2021.

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

Estimated Changes in EVE and NII. The table below sets forth, as of March 31, 2021, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$4,967,904	$348,013	7.5%	$1,060,873	$165,639	18.5%
+200	4,962,245	342,354	7.4	1,007,188	111,954	12.5
+100	4,843,511	223,620	4.8	958,532	63,298	7.1
0	4,619,891	—	—	895,234	—	—
-100	4,085,219	(534,672)	(11.6)	826,920	(68,314)	(7.6)
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

During the three months ended March 31, 2021, the federal funds target rate remained in the range 0.00 - 0.25%. U.S. Treasury yields with two year maturities increased 56 basis points from 0.36% to 0.92% over the three months ended March 31, 2021, while the yield on

STERLING BANCORP AND SUBSIDIARIES
U.S. Treasury 10-year notes increased 81 basis points from 0.90% to 1.74% over the same period. The greater increase in interest rates on longer-term maturities relative to the lesser increase in interest rates on shorter-terms maturities resulted in a steeper 2-10 year U.S. Treasury yield curve at March 31, 2021 compared to December 31, 2020. At its March 2021 meeting, the Federal Open Markets Committee (the “FOMC”) stated that it will be appropriate to maintain the current federal funds target rate until labor market conditions have reached levels consistent with the Committee’s stated goal of maximum employment and until such time as inflation has risen to 2 percent and is on track to moderately exceed 2 percent for some time.

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

Changes in Internal Controls
There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
Item 1. Legal Proceedings

The “Litigation” section of Note 14. “Commitments and Contingencies” in the notes to consolidated financial statements included in Part I, Item 1 is incorporated herein by reference.

Item 1A. Risk Factors
For information regarding factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A of our 2020 Form 10-K.

The risk factors set forth in our 2020 Form 10-K are updated by adding the following risk factors:

Failure to complete our proposed merger with Webster could negatively impact our business, financial results and stock price.

If the merger is not completed for any reason, our ongoing business may be adversely affected, and, without realizing any of the benefits of having completed the merger, we will be subject to a number of risks, including the following:
•we may experience negative reactions from the financial markets, including negative impacts on our stock price;
•the market price of our common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed;
•we may experience negative reactions from our customers, vendors and colleagues;
•we will have incurred substantial expenses and will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, investment banking and advisory and printing fees;
•the Merger Agreement places certain restrictions on the conduct of our business prior to completion of the merger, such restrictions, the waiver of which is subject to the consent of Webster (not to be unreasonably withheld, conditioned or delayed), may adversely affect our ability to execute certain of our business strategies; and
•matters relating to the merger may require substantial commitments of time and resources by our management (including integration planning), which could otherwise have been devoted to other opportunities that may have been beneficial to us, as an independent company.

In addition to the above risks, if the Merger Agreement is terminated and our board of directors seeks another merger or business combination, the market price of our common stock could decline, which could make it more difficult to find a party willing to offer equivalent or more attractive consideration than the consideration Webster has agreed to provide. If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $185.0 million to Webster, which may adversely affect the price of our common stock. Any of the above risks could materially affect our business, financial results and stock price.

We face risks and uncertainties related to our proposed merger with Webster.

Uncertainty about the effect of the merger on colleagues and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is consummated and for a period of time thereafter, and could cause customers and others that deal with us to seek to change their existing business relationships with us. Colleagues retention may be particularly challenging during the pendency of the merger, as colleagues may experience uncertainty about their roles with the surviving corporation following the merger.

In addition, the Merger Agreement contains provisions that restrict our ability to, among other things, initiate, solicit, knowingly encourage or knowingly facilitate, inquiries or proposals with respect to, or, subject to certain exceptions generally related to our board of directors’ exercise of its fiduciary duties, engage in any negotiations concerning, or provide any confidential information relating to, any alternative business combination proposals. These provisions, which include a $185.0 million termination fee payable under certain circumstances, might discourage a potential competing acquirer that might have an interest in engaging in a superior transaction from considering or proposing that acquisition, or might result in lower value received by our stockholders than would have otherwise been received.

The Company and Webster have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings among other things, will depend, in part, on our and Webster's ability to successfully combine and integrate our and Webster’s businesses in a manner that facilitates growth opportunities and realizes cost savings. It is possible that the integration process could result in the loss of key employees, the loss of customers, the disruption of either company’s or both companies’ ongoing business, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. If the combined companies experience difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected.

The Merger Agreement may be terminated in accordance with its terms and the merger may not be completed.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: the approval of the merger by our and Webster’s stockholders; the receipt of authorization for listing on the NYSE of the shares of Webster common stock and preferred stock (or depositary shares in respect thereof) to be issued in the merger; the receipt of all required regulatory approvals; the effectiveness of the registration statement on Form S-4 for the shares of Webster common stock and preferred stock (or depositary shares in respect thereof) to be issued in the merger; the absence of any order, injunction or other legal restraint preventing the completion of the merger or making the merger illegal; subject to certain exceptions, the accuracy of representations and warranties under the Merger Agreement; our and Webster’s performance of our and their respective obligations under the Merger Agreement in all material respects; and each of our and Webster’s receipt of a tax opinion to the effect that the merger will be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. These conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may be delayed or may not be completed.

We and Webster may elect to terminate the Merger Agreement under certain circumstances. Among other situations, if the merger is not completed by April 18, 2022, either we or Webster may choose not to proceed with the merger (unless the failure of the closing to occur by such date was due to the failure of the party seeking to terminate the Merger Agreement to perform or observe the obligations, covenants and agreements of such party set forth in the Merger Agreement). We and Webster can also mutually decide to terminate the Merger Agreement at any time. If the Merger Agreement is terminated, under certain limited circumstances, we may be required to pay a termination fee of $185.0 million to Webster.

Our ability to complete the merger is subject to the receipt of approval from various regulatory agencies, which may impose conditions that could adversely affect us or cause the merger to be abandoned.

Before the transactions contemplated in the Merger Agreement can be completed, the Company and Webster must obtain various approvals, including approval of the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency. The terms and conditions of the approvals that are granted may impose conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the Merger Agreement. Although the Company and Webster do not currently expect that any such conditions or changes would be imposed, there can be no assurance that the regulators will not impose any such conditions, obligations or restrictions, and that such conditions, limitations, obligations or restrictions will not have the effect of delaying or preventing completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe, any of which might have an adverse effect on the combined company following the merger.

Because the market price of Webster’s common stock may fluctuate, our stockholders cannot be certain of the precise value of the merger consideration they may receive in the merger.

At the time the merger is completed, each issued and outstanding share of our common stock will be converted into the right to receive 0.4630 of a share of Webster’s common stock.

There will be a time lapse between each of the date of the proxy statement/prospectus for the stockholder meeting to adopt the Merger Agreement, the date on which our stockholders vote to approve the Merger Agreement, and the date on which our stockholders entitled to receive shares of Webster’s common stock actually receive such shares. The market value of Webster’s common stock may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, changes in Webster’s businesses, operations and prospects, and regulatory considerations. Many of these factors are outside of our and Webster’s control. Consequently, at the time that our stockholders must decide whether to approve the Merger Agreement, they will not know the actual market value of the shares of Webster’s common stock that they will receive when the merger is completed. The actual value of the shares of Webster common stock received by our stockholders will depend on the market value of shares of Webster common stock at the time the Merger is completed. This market value may be less or more than the value used to determine the exchange ratio stated in the Merger Agreement.

Stockholder litigation could prevent or delay the closing of the proposed merger or otherwise negatively impact our business and operations.

In connection with the merger, lawsuits may be filed against us, Webster, or the directors and officers of either company in connection with the merger. Litigation filed against us, our board of directors or Webster and its board of directors could prevent or delay the completion of the merger or result in the payment of damages following completion of the merger. The defense or settlement of any lawsuit or claim that remains unresolved at the effective time of the merger may adversely affect the combined company's business, financial condition, results of operations, cash flows and market price.

The risks described above and in our 2020 Form 10-K are not the only risks that we encounter. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition and/or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table reports information regarding purchases of our common stock during the first quarter of 2021 and the stock purchase plan approved by the Board. We have 13,511,810 shares remaining for repurchase under our Board approved stock repurchase plan; however, under the terms of the Merger Agreement we have suspended further repurchases:

	Total Number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
Period (2021)				14,747,182
January 1 — January 31	323,003	$18.83	323,003	14,424,179
February 1— February 28	93,297	19.95	93,297	14,330,882
March 1 — March 31	819,072	23.66	819,072	13,511,810
Total	1,235,372	22.12	1,235,372

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
2.1
Agreement and Plan of Merger, dated as of April 18, 2021, by and between the Company and Webster Financial Corporation (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed April 22, 2021).

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

4.3
First Amendment to the Deposit Agreement, dated as of October 2, 2017, among Sterling Bancorp, Computershare Shareowner Services, LLC, as Depositary, and the holders of the depositary receipts (incorporated by reference to Exhibit 4.4 of the Company’s Quarterly Report on Form 10-Q filed on November 3, 2017 (File No. 001-35385)).

4.4
Certificate of Designations of 6.50% Non-Cumulative, Perpetual Preferred Stock, Series A of Sterling Bancorp (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 2, 2017 (File No. 001-35385)).

4.5	Form of Certificate of 6.5% Non-Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-A12B filed on September 28, 2017 (File No. 001-35385)).
10.1	Form of Restricted Stock Award Notice and Award Agreement for Non-Employee Directors Pursuant to the Sterling Bancorp Amended and Restated 2015 Omnibus Equity and Incentive Plan (filed herewith).
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Calculation Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Sterling Bancorp

Date:	April 30, 2021	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	April 30, 2021	By:	/s/ Beatrice Ordonez
Beatrice Ordonez
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)