Form 10-Q
period 2021-06-30
STERLING BANCORP
filed 2021-07-30
CIK 1070154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares outstanding as of July 28, 2021
$0.01 per share	192,694,991

STERLING BANCORP AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
QUARTERLY PERIOD ENDED JUNE 30, 2021

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
ASSETS:
Cash and due from banks	$487,409	$305,002
Securities available for sale, at estimated fair value	2,671,000	2,298,618
Securities held to maturity (“HTM”), net of allowance for credit losses (“ACL”) of $749 at June 30, 2021 and $1,499 at December 31, 2020	1,695,470	1,740,838
Loans held for sale	19,088	11,749
Portfolio loans	20,724,097	21,848,409
ACL - loans	(314,873)	(326,100)
Portfolio loans, net	20,409,224	21,522,309
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, at cost	151,443	166,190
Accrued interest receivable	96,728	97,505
Premises and equipment, net	204,632	202,555
Goodwill	1,683,482	1,683,482
Other intangible assets, net	86,012	93,564
Bank owned life insurance (“BOLI”)	635,411	629,576
Other real estate owned	816	5,347
Other assets	1,003,203	1,063,403
Total assets	$29,143,918	$29,820,138
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$23,146,711	$23,119,522
FHLB and other borrowings	—	382,000
Federal funds purchased	—	277,000
Repurchase agreements	25,802	27,101
Subordinated Notes - Bank	—	143,703
Subordinated Notes - Company	492,219	491,910
Mortgage escrow funds	66,521	59,686
Other liabilities	689,809	728,702
Total liabilities	24,421,062	25,229,624
Commitments and Contingent liabilities (See Note 14. “Commitments and Contingencies”)
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; 135,000 shares issued and outstanding at June 30, 2021 and December 31, 2020)	136,224	136,689
Common stock (par value $0.01 per share; 310,000,000 shares authorized at June 30, 2021 and December 31, 2020; 229,872,925 shares issued at June 30, 2021 and December 31, 2020; 192,715,433 and 192,923,371 shares outstanding at June 30, 2021 and December 31, 2020, respectively)	2,299	2,299
Additional paid-in capital	3,753,068	3,761,993
Treasury stock, at cost (37,157,492 shares at June 30, 2021 and 36,949,554 shares at December 31, 2020)	(696,711)	(686,911)
Retained earnings	1,459,077	1,291,628
Accumulated other comprehensive income, net of tax expense of $26,317 at June 30, 2021 and $32,399 at December 31, 2020	68,899	84,816
Total stockholders’ equity	4,722,856	4,590,514
Total liabilities and stockholders’ equity	$29,143,918	$29,820,138
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Income Statements (Unaudited)
(Dollars in thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest and dividend income:
Loans and loan fees	$201,685	$219,904	$407,540	$455,343
Securities taxable	15,749	18,855	31,101	39,484
Securities non-taxable	11,718	12,831	23,456	25,828
Other earning assets	1,158	1,636	2,060	6,098
Total interest and dividend income	230,310	253,226	464,157	526,753
Interest expense:
Deposits	6,698	28,110	15,566	73,891
Borrowings	5,085	11,817	12,150	27,791
Total interest expense	11,783	39,927	27,716	101,682
Net interest income	218,527	213,299	436,441	425,071
Provision for credit losses - loans	6,000	56,606	16,000	193,183
Provision for credit losses - held to maturity securities	(750)	—	(750)	1,703
Net interest income after provision for credit losses	213,277	156,693	421,191	230,185
Non-interest income:
Deposit fees and service charges	7,096	5,345	13,659	11,968
Accounts receivable management / factoring commissions and fees	5,491	4,419	10,917	9,956
Bank owned life insurance	4,981	4,950	9,936	9,967
Loan commissions and fees	8,762	8,003	19,239	19,028
Investment management fees	2,018	1,379	3,870	3,225
Net gain on sale of securities	—	485	706	8,896
Net (loss) gain on called securities	(80)	—	(67)	4,880
Other	1,946	1,509	4,310	5,496
Total non-interest income	30,214	26,090	62,570	73,416
Non-interest expense:
Compensation and benefits	56,953	54,668	115,040	109,544
Stock-based compensation plans	6,781	5,913	13,398	11,919
Occupancy and office operations	13,875	14,695	28,390	29,894
Information technology	9,741	7,312	18,987	15,330
Professional fees	7,561	5,458	14,638	11,207
Amortization of intangible assets	3,776	4,200	7,552	8,400
FDIC insurance and regulatory assessments	2,344	3,638	5,574	6,844
Other real estate owned expense, net	(72)	1,233	(140)	1,285
Merger-related expense	2,481	—	2,481	—
Impairment related to financial centers and real estate consolidation strategy	475	—	1,108	—
Loss on extinguishment of borrowings	1,243	9,723	1,243	10,476
Other	15,471	18,041	30,523	34,695
Total non-interest expense	120,629	124,881	238,794	239,594
Income before income tax expense	122,862	57,902	244,967	64,007
Income tax expense (benefit)	24,523	7,110	47,478	(932)
Net income	98,339	50,792	197,489	64,939
Preferred stock dividend	1,959	1,972	3,922	3,948
Net income available to common stockholders	$96,380	$48,820	$193,567	$60,991
Weighted average common shares:
Basic	191,436,885	193,479,757	191,655,897	194,909,498
Diluted	192,292,989	193,604,431	192,456,817	195,168,557
Earnings per common share:
Basic	$0.50	$0.25	$1.01	$0.31
Diluted	0.50	0.25	1.01	0.31
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$98,339	$50,792	$197,489	$64,939
Other comprehensive income, before tax:
Change in unrealized holding gains (losses) on securities available for sale	15,082	29,356	(18,857)	78,111
Reclassification adjustment for net realized losses (gains) included in net income	—	(485)	(706)	(8,896)
Accretion of net unrealized loss on securities transferred to held to maturity	40	59	85	156
Change in the actuarial loss of defined benefit plan and post-retirement benefit plans	504	76	(2,521)	(2,492)
Total other comprehensive income (loss), before tax	15,626	29,006	(21,999)	66,879
Deferred tax (expense) benefit related to other comprehensive income	(4,318)	(8,017)	6,082	(18,485)
Other comprehensive income (loss), net of tax	11,308	20,989	(15,917)	48,394
Comprehensive income	$109,647	$71,781	$181,572	$113,333
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share and per share data)

	Number of common shares	Preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balance at January 1, 2020	198,455,324	$137,581	$2,299	$3,766,716	$(583,408)	$1,166,709	$40,216	$4,530,113
Cumulative effect of change in accounting principle (adoption of Current Expected Credit Loss standard (“CECL”))	—	—	—	—	—	(54,254)	—	(54,254)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	198,455,324	137,581	2,299	3,766,716	(583,408)	1,112,455	40,216	4,475,859
Net income	—	—	—	—	—	14,147	—	14,147
Other comprehensive income	—	—	—	—	—	—	27,405	27,405
Stock options & other stock transactions, net	41,000	—	—	—	346	68	—	414
Common shares acquired from stock compensation plan activity	(316,582)	—	—	(24,516)	5,916	14,187	—	(4,413)
Stock-based compensation	1,181,673	—	—	7,308	(1,891)	589	—	6,006
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(13,768)	—	(13,768)
Cash dividends declared ($16.25 per preferred share)	—	(218)	—	—	—	(1,976)	—	(2,194)
Purchase of treasury stock	(4,900,759)	—	—	—	(81,032)	—	—	(81,032)
Balance at March 31, 2020	194,460,656	137,363	2,299	3,749,508	(660,069)	1,125,702	67,621	4,422,424
Net income	—	—	—	—	—	50,792	—	50,792
Other comprehensive income	—	—	—	—	—	—	20,989	20,989
Stock options & other stock transactions, net	10,000	—	—	—	95	6	—	101
Common shares acquired from stock compensation plan activity	(14,467)	—	—	(180)	(16)	5	—	(191)
Stock-based compensation	2,616	—	—	6,146	(233)	—	—	5,913
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(13,648)	—	(13,648)
Cash dividends declared ($16.25 per preferred share)	—	(221)	—	—	—	(1,972)	—	(2,193)
Balance at June 30, 2020	194,458,805	$137,142	$2,299	$3,755,474	$(660,223)	$1,160,885	$88,610	$4,484,187

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share and per share data)

	Number of common shares	Preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at January 1, 2021	192,923,371	$136,689	$2,299	$3,761,993	$(686,911)	$1,291,628	$84,816	$4,590,514
Net income	—	—	—	—	—	99,150	—	99,150
Other comprehensive loss	—	—	—	—	—	—	(27,225)	(27,225)
Stock options & other stock transactions, net	73,946	—	—	—	1,376	(624)	—	752
Common shares acquired from stock compensation plan activity	(332,290)	—	—	(23,241)	13,860	2,746	—	(6,635)
Stock-based compensation	1,138,246	—	—	7,138	(415)	(106)	—	6,617
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(13,490)	—	(13,490)
Cash dividends declared ($16.25 per preferred share)	—	(231)	—	—	—	(1,963)	—	(2,194)
Purchase of treasury stock	(1,235,372)	—	—	—	(27,325)	—	—	(27,325)
Balance at March 31, 2021	192,567,901	136,458	2,299	3,745,890	(699,415)	1,377,341	57,591	4,620,164
Net income	—	—	—	—	—	98,339	—	98,339
Other comprehensive income	—	—	—	—	—	—	11,308	11,308
Stock options & other stock transactions, net	166,459	—	—	—	3,072	(1,243)	—	1,829
Common shares acquired from stock compensation plan activity	(18,927)	—	—	70	(43)	(1)	—	26
Stock-based compensation	—	—	—	7,108	(325)	(2)	—	6,781
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(13,398)	—	(13,398)
Cash dividends declared ($16.25 per preferred share)	—	(234)	—	—	—	(1,959)	—	(2,193)
Balance at June 30, 2021	192,715,433	$136,224	$2,299	$3,753,068	$(696,711)	$1,459,077	$68,899	$4,722,856
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six months ended
	June 30,
	2021	2020

Cash flows from operating activities:
Net income	$197,489	$64,939
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses - loans	16,000	193,183
(Credit) provision for credit losses - held to maturity securities	(750)	1,703
Net (gain) loss from write-downs and sales of other real estate owned	(219)	1,019
Net loss on extinguishment of subordinated notes - Bank	1,243	—
Depreciation of premises and equipment	9,025	9,941
Loss on extinguishment of FHLB borrowings	—	10,476
Impairment on fixed assets	197	—
Impairment of early termination of leases	127	—
Amortization of intangible assets	7,552	8,400
Gain on sale of premises and equipment	(309)	—
Amortization of low income housing tax credits	23,333	16,388
Net gain on sale of securities	(706)	(8,896)
Loss (gain) on security calls available for sale	62	(4,897)
Loss on security calls held to maturity	5	17
Net gain on loans held for sale	—	(2,881)
Net amortization of premiums on securities	15,592	15,801
Amortization of premium on certificates of deposit	(508)	(1,229)
Net accretion of purchase discount and amortization of net deferred loan costs	(15,484)	(20,172)
Net accretion of debt issuance costs and amortization of premium on borrowings	363	(446)
Restricted stock compensation expense	13,398	11,919
Originations of loans held for sale	—	(36,313)
Increase in cash surrender value of bank owned life insurance	(9,936)	(9,967)
Deferred income tax benefit	(6,838)	(56,339)
Other adjustments (principally net changes in other assets and other liabilities)	32,426	(154,806)
Net cash provided by operating activities	282,062	37,840
Cash flows from investing activities:
Purchases of securities:
Available for sale	(689,486)	(285,798)
Held to maturity	(779)	(1,355)
Proceeds from maturities and other principal payments on securities:
Available for sale	254,483	241,438
Held to maturity	34,291	40,364
Proceeds from sales of securities available for sale	20,706	459,994
Proceeds from calls of securities available for sale	19,080	138,872
Proceeds from calls of securities held to maturity	925	905
Portfolio loan repayments (originations), net	876,850	(932,814)
Proceeds from sale of commercial loans	228,380	98,412
Redemptions of FHLB and FRB stock, net	14,747	58,139
Proceeds from sales of other real estate owned	4,750	3,237
Purchases of premises and equipment	(14,887)	(11,509)
Proceeds from bank owned life insurance	4,101	2,907
Proceeds from sale of premises and equipment	3,897	1,910
Purchases of low income housing tax credits	(23,318)	(63,349)
Net cash provided by (used in) investing activities	733,740	(248,647)

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six months ended
	June 30,
	2021	2020

Cash flows from financing activities:
Net increase in transaction, savings and money market deposits	590,266	1,995,896
Net decrease in certificates of deposit	(562,569)	(812,704)
Net decrease in short-term FHLB borrowings	(382,000)	(195,000)
Advances of term FHLB borrowings	—	375,000
Repayments of term FHLB borrowings	—	(1,450,000)
Advances under the Paycheck Protection Program Liquidity Facility	—	568,350
Repayment of Senior Notes	—	(173,373)
Repayment of subordinated notes - Bank	(145,000)	—
Net (decrease) increase in other short term borrowings	(278,299)	3,770
Net increase in mortgage escrow funds	6,835	11,370
Stock options & other stock transactions, net	2,581	515
Common shares acquired related to stock compensation plan activity	(6,609)	(4,604)
Treasury shares repurchased	(27,325)	(81,032)
Cash dividends paid - common stock	(26,888)	(27,416)
Cash dividends paid - preferred stock	(4,387)	(4,387)
Net cash (used in) provided by financing activities	(833,395)	206,385
Net increase (decrease) in cash and cash equivalents	182,407	(4,422)
Cash and cash equivalents at beginning of period	305,002	329,151
Cash and cash equivalents at end of period	$487,409	$324,729
Supplemental cash flow information:
Interest payments	$30,196	$109,820
Income tax payments	14,446	14,017
Real estate acquired in settlement of loans	—	732
Loans transferred from held for investment to held for sale	235,719	95,179
Operating cash flows from operating leases	7,631	10,328
See accompanying notes to consolidated financial statements.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

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

(c) Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, expense and contingencies at the date of the financial statements. Actual results could differ significantly from these estimates, particularly the ACL and the status of contingencies, and are subject to change.

(d) Definitive Merger Agreement with Webster Financial Corporation
On April 19, 2021, Webster Financial Corporation (NYSE: WBS) (“Webster”), the parent company of Webster Bank, National Association (“Webster Bank”), and Sterling, the parent company of the Bank, jointly announced that they had entered into a definitive agreement (the “Merger Agreement”) under which the companies will combine in an all stock merger of equals (the “Merger”). In May, Webster filed the necessary applications with federal regulators and in July we filed our joint proxy statement, with our stockholder vote scheduled for August. We continue to target a transaction close date in the fourth quarter of 2021, subject to regulatory and stockholder approval.

(e) Risks and Uncertainties - COVID-19
The COVID-19 pandemic and the resulting slow down in global economic activity, has continued to impact our business and our clients. In line with the continuing recovery in the broader economy and in the New York metropolitan region, we saw further improvement in our operating results in the second quarter and first six months of 2021, when compared to the second quarter and first six months of 2020. However, there continues to be some uncertainty around the pace and sustainability of the economic recovery, which in combination with accomodative monetary policy, is creating downward pressure on yields and considerable competition for earning assets. Additionally, the New York metropolitan region was disproportionately impacted by the broader deterioration in macro-economic conditions and, while we have seen an uptick in economic activity in the region, it remains below pre-pandemic levels and has continued to dampen demand for our products. Against the backdrop of an improving macro-economic outlook and stabilization of key asset quality metrics our provision for credit losses - loans was $6.0 million and $16.0 million in the second quarter of 2021 and in the first six months of 2021, respectively, compared to $56.6 million and $193.2 million for the respective periods in 2020. In addition, non-interest income was $30.2 million in the second quarter of 2021 compared to $26.1 million in the second quarter of 2020 which reflects an increase in transaction volumes compared to the prior year period and improvement in many of our clients business operations.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
With uncertainty as to the trajectory of the ongoing pandemic, we expect to see continued volatility in the broader economy and in the interest rate environment. Further, it is possible that the continuing threat to public health posed by COVID-19 may result in additional governmental actions that may impact our business and that of our clients. A further downturn in the economic activity, at the national or regional level, especially if prolonged, could negatively impact the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, cause an increase in the number of non-performing loans, impair the value of collateral securing loans, and cause significant property damage, all of which could negatively impact our operating results and financial condition.

The extent to which the ongoing pandemic could materially adversely affect the longer term business climate and therefore our business and results of operations will depend on a number of evolving factors and future developments that are difficult to predict. To the extent that the pandemic adversely affects our business, financial position, results of operations and/or cash flows, it may also have the effect of heightening many of the other risks we face, including the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 26, 2021.

(2) Securities

The following table summarizes our securities as of June 30, 2021, including a summary of the amortized cost fair value and ACL related to HTM securities and the amortized cost, fair value of AFS securities. The terms “MBS” refers to mortgage-backed securities and the term “CMOs” refers to collateralized mortgage obligations. Both of these terms are further defined in Note 15. “Fair Value Measurements”:

	June 30, 2021
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value	ACL
Residential MBS:
Agency-backed	$881,777	$35,346	$(200)	$916,923	$74,810	$2,813	$—	$77,623	$—
CMOs/Other MBS	263,417	11,143	—	274,560	—	—	—	—	—
Total residential MBS	1,145,194	46,489	(200)	1,191,483	74,810	2,813	—	77,623	—
Other securities:
US Treasury and federal agencies	380,034	5,248	(463)	384,819	24,871	529	—	25,400	—
Corporate	685,058	32,924	(2,840)	715,142	19,824	729	—	20,553	35
State and municipal	364,754	14,917	(115)	379,556	1,558,964	112,986	(53)	1,671,897	700
Other	—	—	—	—	17,750	153	(114)	17,789	14
Total other securities	1,429,846	53,089	(3,418)	1,479,517	1,621,409	114,397	(167)	1,735,639	749
Total securities	$2,575,040	$99,578	$(3,618)	$2,671,000	$1,696,219	$117,210	$(167)	$1,813,262	$749

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

A summary of amortized cost and estimated fair value of securities as of December 31, 2020 is presented below:

	December 31, 2020
	Available for Sale					Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value	ACL
Residential MBS:
Agency-backed	$873,358	$44,911	$(9)	$918,260	$104,329	$4,100	$—	$108,429	$—
CMOs/Other MBS	352,473	20,811	—	373,284	—	—	—	—	—
Total residential MBS	1,225,831	65,722	(9)	1,291,544	104,329	4,100	—	108,429	—
Other securities:
Federal agencies	149,852	6,615	—	156,467	24,811	844	—	25,655	—
Corporate	438,226	27,334	(2,048)	463,512	19,851	535	—	20,386	75
State and municipal	369,186	18,090	(181)	387,095	1,575,596	126,575	(69)	1,702,102	1,379
Other	—	—	—	—	17,750	189	(7)	17,932	45
Total other securities	957,264	52,039	(2,229)	1,007,074	1,638,008	128,143	(76)	1,766,075	1,499
Total securities	$2,183,095	$117,761	$(2,238)	$2,298,618	$1,742,337	$132,243	$(76)	$1,874,504	$1,499

The amortized cost and estimated fair value of securities at June 30, 2021 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential MBS are shown separately since they are not due at a single maturity date.

	June 30, 2021
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Remaining period to contractual maturity:
One year or less	$1,914	$1,911	$28,453	$28,717
One to five years	368,570	380,544	78,748	82,744
Five to ten years	684,198	713,149	395,588	421,669
Greater than ten years	375,164	383,913	1,118,620	1,202,509
Total securities with a stated maturity date	1,429,846	1,479,517	1,621,409	1,735,639
Residential MBS	1,145,194	1,191,483	74,810	77,623
Total securities	$2,575,040	$2,671,000	$1,696,219	$1,813,262

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
Sales and calls of securities for the periods indicated below were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Available for sale:
Proceeds from sales	$—	$52,470	$20,706	$459,994
Gross realized gains	—	485	1,236	8,964
Gross realized losses	—	—	(530)	(68)
Income tax expense on realized net gains	—	61	138	112
Proceeds from calls	$17,055	$—	$20,005	$139,777
Gross realized gains	16	—	47	4,909
Gross realized losses	(96)	—	(114)	(29)
Income tax (benefit) expense on realized net (loss) gains	(16)	—	(13)	610

At June 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity, other than securities issued by the U.S. federal government and its agencies.

The following table summarizes AFS securities with unrealized losses for which an ACL has not been recorded at June 30, 2021 and December 31, 2020 aggregated by major security type and length of time in a continuous unrealized loss position:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS
June 30, 2021
Residential MBS:
Agency-backed	$57,518	$(194)	$262	$(6)	$57,780	$(200)
Other securities:
US Treasury and federal agencies	90,135	(463)	—	—	90,135	(463)
Corporate	124,236	(2,840)	—	—	124,236	(2,840)
State and municipal	1,650	(5)	8,084	(110)	9,734	(115)
Total other securities	216,021	(3,308)	8,084	(110)	224,105	(3,418)
Total securities	$273,539	$(3,502)	$8,346	$(116)	$281,885	$(3,618)
December 31, 2020
Residential MBS:
Agency-backed	$396	$(1)	$1,970	$(8)	$2,366	$(9)
Other securities:
Corporate	83,191	(2,048)	—	—	83,191	(2,048)
State and municipal	2,507	(29)	10,872	(152)	13,379	(181)
Total other securities	85,698	(2,077)	10,872	(152)	96,570	(2,229)
Total securities	$86,094	$(2,078)	$12,842	$(160)	$98,936	$(2,238)

We regularly review AFS securities for impairment resulting from credit losses using both qualitative and quantitative criteria, and based on the composition of the portfolio at each reporting period. Unrealized losses on corporate and state and municipal securities have not been recognized into income because the issuers are of high credit quality, because we do not intend to sell and because it is unlikely that we will be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. The fair value is expected to recover as the securities approach maturity.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
At June 30, 2021, a total of 32 AFS securities were in a continuous unrealized loss position for less than 12 months and 48 AFS securities were in a continuous unrealized loss position for 12 months or longer.

At June 30, 2021 and December 31, 2020, accrued interest receivable on AFS securities was $12.9 million and $10.9 million, respectively. Accrued interest receivable on AFS securities is included in accrued interest receivable on the consolidated balance sheets. The following table summarizes HTM securities with unrecognized losses, segregated by the length of time in a continuous unrecognized loss position for the periods presented below:

	Continuous unrecognized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
HTM
June 30, 2021
Other securities:
State and municipal	$—	$—	$3,912	$(53)	$3,912	$(53)
Other	14,886	(114)	—	—	14,886	(114)
Total securities	$14,886	$(114)	$3,912	$(53)	$18,798	$(167)
December 31, 2020
Other securities:
State and municipal	$105	$(1)	$4,386	$(68)	$4,491	$(69)
Other	9,993	(7)	—	—	9,993	(7)
Total other securities	10,098	(8)	4,386	(68)	14,484	(76)
Total securities	$10,098	$(8)	$4,386	$(68)	$14,484	$(76)

The following table presents the activity in the ACL - HTM securities by type of security for the six month periods ended June 30, 2021 and 2020:

	June 30, 2021		June 30, 2020
	Type of security		Type of security
	Corporate and Other	State and municipal	Corporate and Other	State and municipal
ACL - HTM:
Balance at beginning of period	$120	$1,379	$—	$—
Impact of adoption on January 1, 2020	—	—	108	688
Provision for credit loss	(71)	(679)	7	1,696
Total ACL - HTM at end of period	$49	$700	$115	$2,384

The ACL - HTM securities was estimated using a discounted cash flow approach. We discounted the expected cash flows using the effective interest rate inherent in the security. For floating rate securities, we projected interest rates using forward interest rate curves. We review the term structures for probability of default, probability of prepayment and loss given default. We estimate a reasonable and supportable term of three years, based on our back testing process.

At June 30, 2021 and December 31, 2020, accrued interest receivable on HTM securities was $15.5 million and $15.6 million, respectively, and was excluded from the estimate of ACL - HTM securities. Accrued interest receivable on HTM securities is included in accrued interest receivable on the consolidated balance sheets.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
Credit Quality Indicators
We monitor the credit quality of HTM investment securities through the use of credit ratings, internal reviews and analysis of financial information and other data, and external reviews from a third-party vendor. We monitor credit quality indicators at least quarterly, and all credit ratings were updated and reviewed as of June 30, 2021. At June 30, 2021, three HTM securities were in a continuous unrealized loss position for less than 12 months and 26 HTM securities were in a continuous unrealized loss position for 12 months or longer. The following table summarizes the amortized cost of HTM securities at June 30, 2021 aggregated by credit quality indicator:

Credit Rating:	Corporate and other	State and municipal
AAA	$—	$987,413
AA	17,750	546,072
A	—	20,331
BBB	—	65
Non-rated	19,824	5,083
Total	$37,574	$1,558,964

The majority of state and municipal securities had a rating of A or greater at June 30, 2021. State and municipal securities consist mainly of securities issued by jurisdictions located in the state of New York and securities issued by other states. Non-rated state and municipal securities consist of general obligation securities and short-term bond anticipation notes and tax anticipation notes issued by municipalities in the state of New York.

A security is considered to be delinquent once it is 30 days past due under the terms of the agreement. There were no past due securities and there were no securities on non-accrual at June 30, 2021.

Securities pledged for borrowings at the FHLB and other institutions, and securities pledged for municipal deposits and other purposes, were as follows for the periods presented below:

	June 30,	December 31,
	2021	2020
AFS securities pledged for borrowings, at fair value	$25,802	$27,101
AFS securities pledged for municipal deposits, at fair value	545,072	569,724
HTM securities pledged for municipal deposits, at amortized cost	1,384,217	1,221,964
Total securities pledged	$1,955,091	$1,818,789

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
(3) Portfolio Loans

The composition of our total portfolio loans, which excludes loans held for sale, was the following for the periods presented below:

	June 30, 2021	December 31, 2020
Commercial:
Commercial & Industrial (“C&I”):
Traditional C&I	$2,917,848	$2,920,205
Asset-based lending	707,207	803,004
Payroll finance	158,424	159,237
Warehouse lending	1,229,588	1,953,677
Factored receivables	217,399	220,217
Equipment financing	1,381,308	1,531,109
Public sector finance	1,723,270	1,572,819
Total C&I	8,335,044	9,160,268
Commercial mortgage:
Commercial real estate (“CRE”)	5,861,542	5,831,990
Multi-family	4,281,615	4,406,660
Acquisition, development and construction (“ADC”)	690,224	642,943
Total commercial mortgage	10,833,381	10,881,593
Total commercial	19,168,425	20,041,861
Residential mortgage	1,389,294	1,616,641
Consumer	166,378	189,907
Total portfolio loans	20,724,097	21,848,409
ACL	(314,873)	(326,100)
Total portfolio loans, net	$20,409,224	$21,522,309

Portfolio loans are shown at amortized cost, which includes deferred fees, deferred costs and purchase accounting adjustments, which were $5.8 million at June 30, 2021 and $20.9 million at December 31, 2020.

The balance of portfolio loans excludes accrued interest receivable. Accrued interest receivable was $68.3 million and $71.0 million at June 30, 2021 and December 31, 2020, respectively, and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. All interest accrued but not received on loans placed on non-accrual is reversed against interest income.

Included in traditional C&I loans at June 30, 2021, was $7.8 million of principal balance related to loans originated under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program, the PPP. These loans are 100% guaranteed by the SBA and the full principal amount of the loan may qualify for forgiveness. The loans we originated have a maturity of two years, an interest rate of 1.00% and loan payments are deferred for the initial six months.

In the three and six months ended June 30, 2021, we sold $122.5 million and $192.5 million of loans, respectively, largely comprised of commercial real estate loans, the majority of which were rated special mention and substandard. In connection with these sales, we charged-off against the ACL - loans the uncollectible portion, which amounted to $11.7 million and $17.6 million in the three and six months ended June 30, 2021, respectively.

At June 30, 2021 and December 31, 2020, the Bank pledged residential mortgage and CRE loans of $6.1 billion and $6.5 billion, respectively, to the FHLB as collateral for certain borrowing arrangements. See Note 7. “Borrowings”.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
Portfolio loans:
An analysis of the aging of portfolio loans, segregated by loan type as of June 30, 2021, is presented below:

	June 30, 2021
	Current	30-59 days past due	60-89 days past due	90+ days past due	Total
Traditional C&I	$2,898,001	$6,005	$10,136	$3,706	$2,917,848
Asset-based lending	707,207	—	—	—	707,207
Payroll finance	158,424	—	—	—	158,424
Warehouse lending	1,229,588	—	—	—	1,229,588
Factored receivables	217,399	—	—	—	217,399
Equipment financing	1,371,266	847	143	9,052	1,381,308
Public sector finance	1,723,270	—	—	—	1,723,270
CRE	5,822,083	23,345	15,530	584	5,861,542
Multi-family	4,268,435	2,823	10,030	327	4,281,615
ADC	665,224	—	—	25,000	690,224
Residential mortgage	1,366,022	6,138	2,078	15,056	1,389,294
Consumer	155,669	1,155	584	8,970	166,378
Total loans	$20,582,588	$40,313	$38,501	$62,695	$20,724,097
Total TDRs included above	$50,212	$—	$—	$2,327	$52,539
Non-performing loans:
Loans 90+ days past due and still accruing					$—
Non-accrual loans					173,319
Total non-performing loans					$173,319

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

The following table represents an analysis of the aging of portfolio loans, segregated by loan type as of:

	December 31, 2020
	Current	30-59 days past due	60-89 days past due	90+ days past due	Total
Traditional C&I	$2,905,964	$1,215	$6,054	$6,972	$2,920,205
Asset-based lending	803,004	—	—	—	803,004
Payroll finance	159,237	—	—	—	159,237
Warehouse lending	1,953,677	—	—	—	1,953,677
Factored receivables	220,217	—	—	—	220,217
Equipment financing	1,469,653	24,286	11,077	26,093	1,531,109
Public sector finance	1,572,819	—	—	—	1,572,819
CRE	5,794,115	13,591	17,421	6,863	5,831,990
Multi-family	4,393,950	11,578	811	321	4,406,660
ADC	612,943	—	—	30,000	642,943
Residential mortgage	1,590,068	7,444	3,426	15,703	1,616,641
Consumer	178,587	1,043	907	9,370	189,907
Total loans	$21,654,234	$59,157	$39,696	$95,322	$21,848,409
Total TDRs included above	$60,257	$2,927	$13,492	$2,295	$78,971
Non-performing loans:
Loans 90+ days past due and still accruing					$170
Non-accrual loans					166,889
Total non-performing loans					$167,059

The following table presents the amortized cost basis of collateral-dependent loans by loan type and collateral as of June 30, 2021:

	Collateral type
	Real estate	Business assets	Equipment	Taxi medallions	Total
Traditional C&I	$400	$24,596	$3,123	$2,976	$31,095
Asset-based lending	—	11,051	—	—	11,051
Payroll finance	—	652	—	—	652
Equipment finance	—	—	9,928	—	9,928
CRE	55,408	—	—	—	55,408
ADC	25,000	—	—	—	25,000
Residential mortgage	3,539	—	—	—	3,539
Consumer	6,676	—	—	—	6,676
Total	$91,023	$36,299	$13,051	$2,976	$143,349

Collateral-dependent loans include all loans that were deemed TDRs at June 30, 2021. In the table above, $126.6 million of the total loans were on non-accrual at June 30, 2021. Business assets that secure traditional C&I and asset-based lending loans generally include accounts receivable, inventory, machinery and equipment. There were no warehouse lending, factored receivables, public sector finance or multi-family loans that were collateral-dependent at June 30, 2021.

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

Collateral-dependent loans include all loans that were deemed TDRs at December 31, 2020. In the table above, $115.9 million of the total loans were on non-accrual at December 31, 2020. Business assets that secure traditional C&I and asset-based lending loans generally include accounts receivable, inventory, machinery and equipment. There were no warehouse lending, factored receivables or public sector finance loans that were collateral-dependent at December 31, 2020.

The following table provides additional information on our non-accrual loans and loans 90 days past due:

	June 30, 2021			December 31, 2020
	Total Non-accrual Loans	Non-accrual loans with no ACL	Loans 90 days or more past due still accruing interest	Total Non-accrual Loans	Non-accrual loans with no ACL	Loans 90 days or more past due still accruing interest
Traditional C&I	$41,593	$6,053	$—	$19,223	$16,914	$94
Asset-based lending	7,535	3,745	—	5,255	4,613	—
Payroll finance	652	652	—	2,300	2,300	—
Equipment financing	23,452	4,356	—	30,634	11,578	2
CRE	48,074	—	—	46,053	38,529	74
Multi-family	327	—	—	4,485	2,156	—
ADC	25,000	—	—	30,000	—	—
Residential mortgage	17,132	1,973	—	18,661	808	—
Consumer	9,554	775	—	10,278	875	—
Total	$173,319	$17,554	$—	$166,889	$77,773	$170

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

At June 30, 2021 and December 31, 2020, the recorded carrying value of residential mortgage loans that were in the process of foreclosure was $2.9 million and $3.2 million, respectively, which is included in the balance of non-accrual residential mortgage loans above.

There were no warehouse lending, factored receivables or public sector finance loans that were non-accrual or 90 days past due at June 30, 2021 or December 31, 2020.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
The following table provides information on accrued interest receivable that was reversed against interest income for the three and six months ended June 30, 2021 and 2020:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Traditional C&I	$2	$42	$38	$49
Asset-based lending	—	—	—	67
Equipment financing	49	—	87	—
CRE	264	142	271	288
Multi-family	—	84	—	111
ADC	—	—	—	297
Residential mortgage	53	99	226	179
Consumer	12	—	31	7
Total interest reversed	$380	$367	$653	$998

Short-term Loan Deferrals
Under the CARES Act, financial institutions are permitted to not classify loan modifications that result from the impact of the COVID-19 pandemic as TDR, provided:

•The modifications were made between March 1, 2020 and, as modified by the Consolidated Appropriations Act, the earlier of January 1, 2022, or 60 days after the end of the public health emergency, and

•The underlying loans were not more than 30 days past due as of December 31, 2019.

We implemented a loan modification program in accordance with the CARES Act to provide temporary relief to borrowers that meet the requirements. The program allows for deferral of payments for up to 90 days, which we may extend for an additional 90 days at our option. The deferred payments and accrued interest during the deferral period are due and payable on or before the maturity of the loan. At June 30, 2021, we have temporary deferrals to borrowers on 175 loans with an outstanding balance of $109.8 million. There was $6.3 million of accrued interest associated with these loans. Under the provisions of the CARES Act, none of these loans were considered TDR at June 30, 2021. The table below reflects the balance of deferrals by principal:

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

				Non-pass rated loans
	Loan balance outstanding	Deferral of principal and interest	%	Special mention	Substandard
Commercial
C&I:
Traditional C&I	$2,917,848	$—	—%	$—	$—
Asset-based lending	707,207	—	—	—	—
Payroll finance	158,424	—	—	—	—
Warehouse lending	1,229,588	—	—	—	—
Factored receivables	217,399	—	—	—	—
Equipment finance	1,381,308	1,577	0.1	—	1,577
Public sector finance	1,723,270	—	—	—	—
Total C&I	8,335,044	1,577	—	—	1,577
Commercial mortgage:
Commercial real estate	5,861,542	47,738	0.8	—	47,738
Multi-family	4,281,615	5,166	0.1	3,636	1,530
ADC	690,224	—	—	—	—
Total commercial mortgage	10,833,381	52,904	0.5	3,636	49,268
Total commercial	19,168,425	54,481	0.3	3,636	50,845
Residential	1,389,294	51,881	3.7	—	354
Consumer	166,378	3,402	2.0	—	194
Total Portfolio loans	$20,724,097	$109,764	0.5%	$3,636	$51,393

TDRs
At June 30, 2021 and December 31, 2020, TDRs were $52.5 million and $79.0 million, respectively. The decline was mainly due to the repayment of a $13.0 million CRE loan and approximately $11.1 million of loans included in our second quarter loan sale. Of the total ACL - loans, $5.2 million at June 30, 2021 and $915 thousand at December 31, 2020 was related to TDRs. The increase in the ACL - loans related to TDRs was based on updates to our expected lifetime losses for these loans. We did not have any outstanding commitments to lend additional amounts to customers with loans classified as TDRs as of June 30, 2021 or December 31, 2020.

There was one equipment financing loan that was classified as TDR in the six months ended June 30, 2021. This loan was formerly included in our CARES Act modifications, however, after two modifications, the borrower requested an additional modification, and we concluded the loan should be considered a TDR. We charged-off the loan balance to the estimated collateral value based on our assessment of the borrower’s ability to service the debt.
The following table presents loans classified as TDRs during the first six months of 2021 and 2020 broken down by segment:

	June 30, 2021			June 30, 2020
		Recorded investment			Recorded investment
	Number	Pre- modification	Post- modification	Number	Pre- modification	Post- modification
Asset-based lending		$—	$—	2	$10,553	$9,822
Equipment financing	1	2,465	1,428	—	—	—
Total TDRs	1	$2,465	$1,428	2	$10,553	$9,822
During the six months ended June 30, 2021, one residential mortgage TDR loan, which totaled $490 thousand, experienced payment defaults within the twelve months following the modification. During the six months ended June 30, 2020, there were two equipment finance loans, two CRE loans, two residential loan and two consumer loans that were designated TDR and which totaled $16.9 million and experienced a payment default within 12 months following the modification. A payment default is defined as missing three

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

(4) ACL - Loans

Activity in our ACL - loans for the three months ended June 30, 2021 and June 30, 2020 is summarized in the table below:

	For the three months ended June 30, 2021
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision / (credit)	Ending balance
Traditional C&I	$46,393	$(1,148)	$588	$(560)	$1,661	$47,494
Asset-based lending	11,165	—	1,998	1,998	(2,689)	10,474
Payroll finance	1,519	(86)	4	(82)	130	1,567
Warehouse lending	1,232	—	—	—	(145)	1,087
Factored receivables	3,237	(761)	52	(709)	497	3,025
Equipment financing	28,025	(3,004)	719	(2,285)	2,247	27,987
Public sector finance	4,632	—	—	—	1,536	6,168
CRE	159,422	(7,375)	97	(7,278)	3,445	155,589
Multi-family	33,376	(4,982)	15	(4,967)	3,645	32,054
ADC	13,803	—	—	—	(2,432)	11,371
Residential mortgage	15,970	(237)	—	(237)	(1,701)	14,032
Consumer	4,412	(231)	38	(193)	(194)	4,025
Total ACL - loans	$323,186	$(17,824)	$3,511	$(14,313)	$6,000	$314,873
Annualized net charge-offs to average loans outstanding:						0.28%

	For the three months ended June 30, 2020
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision / (credit)	Ending balance
Traditional C&I	$35,289	$(3,988)	$116	$(3,872)	$13,097	$44,514
Asset-based lending	26,490	(1,500)	—	(1,500)	5,863	30,853
Payroll finance	3,730	(560)	1	(559)	(1,240)	1,931
Warehouse lending	289	—	—	—	379	668
Factored receivables	9,194	(3,731)	1	(3,730)	5,122	10,586
Equipment financing	60,028	(7,863)	387	(7,476)	25,620	78,172
Public sector finance	1,929	—	—	—	1,836	3,765
CRE	97,586	(11)	584	573	746	98,905
Multi-family	49,097	(154)	1	(153)	(12,292)	36,652
ADC	15,204	(1)	—	(1)	2,992	18,195
Residential mortgage	23,090	(702)	—	(702)	11,567	33,955
Consumer	4,518	(172)	31	(141)	2,916	7,293
Total ACL - loans	$326,444	$(18,682)	$1,121	$(17,561)	$56,606	$365,489
Annualized net charge-offs to average loans outstanding:						0.32%

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

	For the six months ended June 30, 2021
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision/ (credit)	Ending balance
Traditional C&I	$42,670	$(2,175)	$1,056	$(1,119)	$5,943	$47,494
Asset-based lending	12,762	—	1,998	1,998	(4,286)	10,474
Payroll finance	1,957	(86)	6	(80)	(310)	1,567
Warehouse lending	1,724	—	—	—	(637)	1,087
Factored receivables	2,904	(765)	458	(307)	428	3,025
Equipment financing	31,794	(5,412)	1,573	(3,839)	32	27,987
Public sector finance	4,516	—	—	—	1,652	6,168
CRE	155,313	(10,308)	584	(9,724)	10,000	155,589
Multi-family	33,320	(8,212)	15	(8,197)	6,931	32,054
ADC	17,927	(5,000)	—	(5,000)	(1,556)	11,371
Residential mortgage	16,529	(504)	37	(467)	(2,030)	14,032
Consumer	4,684	(622)	130	(492)	(167)	4,025
Total ACL - loans	$326,100	$(33,084)	$5,857	$(27,227)	$16,000	$314,873
Annualized net charge-offs to average loans outstanding:						0.26%

On January 1, 2020, we adopted CECL, which replaced the incurred loss method we used in prior periods for determining the provision for credit losses and the ACL. Under CECL, we record at the inception of the loan an expected loss of all cash flows we do not expect to collect over the life of the loan. The adoption of CECL on January 1, 2020, resulted in an increase in our ACL of $90.6 million, which did not impact our consolidated income statements.

	For the six months ended June 30, 2020
	Beginning balance	CECL Day 1	Charge-offs	Recoveries	Net charge-offs	Provision/ (credit)	Ending balance
Traditional C&I	$15,951	$5,325	$(4,286)	$591	$(3,695)	$26,933	$44,514
Asset-based lending	14,272	11,973	(2,485)	—	(2,485)	7,093	30,853
Payroll finance	2,064	1,334	(560)	10	(550)	(917)	1,931
Warehouse lending	917	(362)	—	—	—	113	668
Factored receivables	654	795	(3,738)	5	(3,733)	12,870	10,586
Equipment financing	16,723	33,000	(12,656)	1,492	(11,164)	39,613	78,172
Public sector finance	1,967	(766)	—	—	—	2,564	3,765
CRE	27,965	8,037	(1,286)	644	(642)	63,545	98,905
Multi-family	11,440	14,906	(154)	1	(153)	10,459	36,652
ADC	4,732	(119)	(4)	105	101	13,481	18,195
Residential mortgage	7,598	14,104	(1,774)	—	(1,774)	14,027	33,955
Consumer	1,955	2,357	(1,577)	1,156	(421)	3,402	7,293
Total allowance for loan losses	$106,238	$90,584	$(28,520)	$4,004	$(24,516)	$193,183	$365,489
Annualized net charge-offs to average loans outstanding:							0.24%

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

Loans that are risk-rated 1 through 6 as defined above are considered to be pass-rated loans. As of June 30, 2021 and December 31, 2020, the risk category of non-pass rated loans by segment was as follows:

	June 30, 2021		December 31, 2020
	Special Mention	Substandard	Special Mention	Substandard
Traditional C&I	$45,368	$114,777	$24,162	$84,792
Asset-based lending	61,631	11,051	111,597	11,669
Payroll finance	—	652	—	2,300
Factored receivables	—	—	5,523	—
Equipment financing	22,993	43,797	7,737	45,018
CRE	159,425	333,377	249,403	280,796
Multi-family	97,086	56,095	61,146	44,872
ADC	2,023	25,000	1,407	30,000
Residential mortgage	—	17,416	468	18,942
Consumer	9	9,640	15	10,371
Total	$388,535	$611,805	$461,458	$528,760

At June 30, 2021 and December 31, 2020 there were no warehouse lending or public sector finance loans rated special mention or substandard.

At June 30, 2021, there were $4.6 million of traditional C&I loans rated doubtful and no loans rated loss. At December 31, 2020, there were $304 thousand of traditional C&I loans rated doubtful and no loans rated loss.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purposes of the table below. At June 30, 2021, our loans based on year of origination and risk designation are as follows:

	Term loans amortized cost basis by origination year							Revolving loans converted to term
	2021	2020	2019	2018	2017	Prior	Revolving loans		Total
Traditional C&I
Pass	$91,836	$252,798	$169,916	$215,953	$109,019	$149,792	$1,763,789	$—	$2,753,103
Special mention	7,808	—	14,282	16,952	3,233	1,237	1,856	—	45,368
Substandard	2,352	27,064	39,379	9,388	5,573	6,505	24,516	—	114,777
Doubtful	—	—	—	—	—	—	4,600	—	4,600
Total traditional C&I	101,996	279,862	223,577	242,293	117,825	157,534	1,794,761	—	2,917,848
Asset-based lending
Pass	17,716	12,472	7,314	2,393	7,119	34,162	553,349	—	634,525
Special mention	—	6,000	430	2,253	—	—	52,948	—	61,631
Substandard	—	—	—	—	—	—	11,051	—	11,051
Total asset-based lending	17,716	18,472	7,744	4,646	7,119	34,162	617,348	—	707,207
Payroll finance
Pass	—	—	—	3,398	—	—	154,374	—	157,772
Substandard	—	—	—	—	—	—	652	—	652
Total payroll finance	—	—	—	3,398	—	—	155,026	—	158,424
Warehouse lending
Pass	29,795	92,352	29,427	28,274	158,681	891,059	—	—	1,229,588
Total warehouse lending	29,795	92,352	29,427	28,274	158,681	891,059	—	—	1,229,588
Factored receivables
Pass	—	—	—	—	—	—	217,399	—	217,399
Total factored receivables	—	—	—	—	—	—	217,399	—	217,399
Equipment financing
Pass	128,331	360,648	450,558	194,832	78,053	101,955	141	—	1,314,518
Special mention	—	1,919	5,554	12,284	3,201	35		—	22,993
Substandard	—	5,580	18,675	7,068	9,147	3,327	—	—	43,797
Total equipment financing	128,331	368,147	474,787	214,184	90,401	105,317	141	—	1,381,308
Public Sector Finance
Pass	214,019	426,185	394,939	203,317	257,317	227,493	—	—	1,723,270
Total public sector finance	214,019	426,185	394,939	203,317	257,317	227,493	—	—	1,723,270

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

	Term loans amortized cost basis by origination year							Revolving loans converted to term
	2021	2020	2019	2018	2017	Prior	Revolving loans		Total
CRE
Pass	337,013	1,022,939	1,237,313	792,634	512,895	1,465,946	—	—	5,368,740
Special mention	—	5,342	36,331	33,984	36,681	47,087	—	—	159,425
Substandard	—	28,674	87,751	69,134	34,141	113,677	—	—	333,377
Total CRE	337,013	1,056,955	1,361,395	895,752	583,717	1,626,710	—	—	5,861,542
Multi-family
Pass	391,155	368,799	700,556	385,545	577,737	1,633,820	70,822	—	4,128,434
Special mention	—	4,872	23,869	5,358	11,405	51,582	—	—	97,086
Substandard	—	—	22,288	5,180	—	24,156	4,471	—	56,095
Total multi-family	391,155	373,671	746,713	396,083	589,142	1,709,558	75,293	—	4,281,615
ADC
Pass	104,700	148,463	261,293	73,668	27,601	47,476	—	—	663,201
Special mention	—	2,023	—	—	—	—	—	—	2,023
Substandard	—	—	—	—	25,000	—	—	—	25,000
Total ADC	104,700	150,486	261,293	73,668	52,601	47,476	—	—	690,224
Residential
Pass	2,753	10,803	11,234	31,165	34,198	1,281,725	—	—	1,371,878
Substandard	—	—	—	260	—	17,156	—	—	17,416
Total residential	2,753	10,803	11,234	31,425	34,198	1,298,881	—	—	1,389,294
Consumer
Pass	5	67	318	330	176	4,824	94,363	56,646	156,729
Special mention	—	—	—	—	—	9	—	—	9
Substandard	—	—	—	—	393	3,225	6,022	—	9,640
Total consumer	5	67	318	330	569	8,058	100,385	56,646	166,378
Total Loans	$1,327,483	$2,777,000	$3,511,427	$2,093,370	$1,891,570	$6,106,248	$2,960,353	$56,646	$20,724,097

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
(5) Goodwill and Other Intangible Assets

The balance of goodwill and other intangible assets for the periods presented were as follows:

	June 30,	December 31,
	2021	2020
Goodwill	$1,683,482	$1,683,482
Other intangible assets:
Core deposits	$62,552	$69,808
Customer lists	2,960	3,256
Trade name	20,500	20,500
Total	$86,012	$93,564

The decrease in other intangible assets at June 30, 2021 compared to December 31, 2020 was due to amortization of intangibles.

The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2021 was as follows:

Amortization expense
Remainder of 2021	$7,552
2022	13,703
2023	12,322
2024	10,448
2025	8,722
2026	7,134
Thereafter	5,631
Total	$65,512

(6) Deposits

Deposit balances at June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
	2021	2020
Non-interest bearing demand	$5,963,828	$5,443,907
Interest bearing demand	4,706,781	4,960,800
Savings	2,653,678	2,603,570
Money market	8,388,671	8,114,415
Certificates of deposit	1,433,753	1,996,830
Total deposits	$23,146,711	$23,119,522
Total municipal deposits, which are included in the deposit balances above, were $1.8 billion and $1.6 billion at June 30, 2021 and December 31, 2020, respectively. See Note 2. “Securities” for the aggregate amount of securities that were pledged as collateral for municipal deposits and other purposes.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
Brokered deposits at June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
	2021	2020
Interest bearing demand	$16,839	$433,790
Money market	494,614	1,045,478
Certificates of deposit	—	100,003
Total brokered deposits	$511,453	$1,579,271
In the second quarter of 2021, we concluded that one of our deposit relationships that was considered a brokered deposit at December 31, 2020 and March 31, 2021, and which totaled $520.9 million at June 30, 2021, now meets the “primary purpose” exception to the deposit broker definition. Accordingly, these deposits are included in core deposits at June 30, 2021 and we no longer report these deposits as brokered deposits.

(7) Borrowings

Our borrowings and weighted average interest rates were as follows for the periods presented:

	June 30,		December 31,
	2021		2020
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB borrowings	$—	—%	$382,000	0.35%
Repurchase agreements	25,802	0.10	27,101	0.10
Federal funds purchased	—	—	277,000	0.11
Subordinated Notes - Bank	—	—	143,703	5.45
Subordinated Notes - 2029	270,451	4.18	270,284	4.17
Subordinated Notes - 2030	221,768	4.06	221,626	4.06
Total borrowings	$518,021	3.92%	$1,321,714	2.25%
By remaining period to maturity:
Less than one year	$25,802	0.10%	$686,101	0.24%
Greater than five years	492,219	4.13	635,613	4.43
Total borrowings	$518,021	3.92%	$1,321,714	2.25%

FHLB borrowings. As a member of the FHLB, the Bank may borrow up to a discounted percentage of the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of June 30, 2021 and December 31, 2020, the Bank had total residential mortgage and CRE loans pledged after discount of $6.1 billion and $6.5 billion, respectively. In addition to the pledged mortgages, the Bank had also pledged securities to secure borrowings, which are disclosed in Note 2. “Securities.” As of June 30, 2021, the Bank had unused borrowing capacity at the FHLB of $6.0 billion and may increase such borrowing capacity by pledging securities not required to be pledged for other purposes with a collateral value of approximately $2.4 billion.

Subordinated Notes - Bank. On April 1, 2021, we redeemed the remaining balance of subordinated notes - Bank. Effective April 1, 2021, the eligibility of the subordinated notes - Bank as qualifying Tier 2 capital decreased by 20%. In anticipation of this redemption, in the fourth quarter of 2020, we contributed $175.0 million as equity capital into the Bank.

(8) Derivatives

To facilitate interest rate swap contracts with customers (all of which are considered over-the-counter or “OTC”), we have entered into corresponding “back-to-back” interest rate swap contracts both on the OTC, and on futures markets such as the Chicago Mercantile Exchange (“CME”) and London Clearing House (“LCH”). At June 30, 2021 and December 31, 2020, the OTC derivatives are included in our consolidated financial statements at the gross fair value amount of the asset (included in other assets) and liability (included in other liabilities), which incorporates the change in the fair value of the contract since inception. The CME legally characterizes variation margin payments (a payment made based on changes in the fair value of the interest rate swap contracts) as a settlement, referred to as a settled-to-market (“STM”) transaction. At June 30, 2021 and December 31, 2020, we posted cash collateral under STMs in the amounts

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
of $64.0 million and $89.8 million, respectively, for the net change in fair value of our CME and LCH interest rate swap contracts. The decrease was mainly due to changes in the fair value of the underlying interest rate swap contracts, which may change daily, positively or negatively, mainly due to changes in interest rates.

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

Summary information as of June 30, 2021 and December 31, 2020 regarding these derivatives is presented below:

	Notional amount	Average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
June 30, 2021
Included in other assets:
Third-party interest rate swap	$—				$—
Customer interest rate swap	1,836,282				107,361
Total	$1,836,282	4.11	4.42%	1 m Libor + 2.21%	$107,361
Included in other liabilities:
Third-party interest rate swap	$1,836,282				$43,354
Customer interest rate swap	—				—
Total	$1,836,282	4.11	4.42%	1 m Libor + 2.21%	$43,354
December 31, 2020
Included in other assets:
Third-party interest rate swap	$—				$—
Customer interest rate swap	1,913,607				149,797
Total	$1,913,607	4.40	4.44%	1 m Libor + 2.20%	$149,797
Included in other liabilities:
Third-party interest rate swap	$1,913,607				$60,004
Customer interest rate swap	—				—
Total	$1,913,607	4.40	4.44%	1 m Libor + 2.20%	$60,004

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
(9) Income Taxes

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory federal tax rate for the following reasons:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Income before income tax expense	$122,862	$57,902	$244,967	$64,007
Tax at federal statutory rate of 21%	25,801	12,159	51,443	13,441
State and local income taxes, net of federal tax benefit	7,038	1,091	13,122	1,680
Tax exempt interest, net of disallowed interest	(5,800)	(7,493)	(11,577)	(14,902)
BOLI income	(1,043)	(1,034)	(2,047)	(2,145)
Low income housing tax credits and other benefits	(13,402)	(10,458)	(27,182)	(18,920)
Low income housing investment amortization expense	11,826	8,987	23,333	16,388
Tax rate adjustment benefit due to CARES Act net operating loss (“NOL”) carryback	—	—	—	(21,313)
Uncertain tax position reserve	—	—	—	11,480
Annual effective tax rate adjustment	—	3,862	—	12,110
Non-deductible compensation expense [1]	421	—	1,061	—
Equity-based stock compensation (benefit) expense	(300)	287	(452)	778
FDIC insurance premium limitation	148	315	405	571
Other, net	(166)	(606)	(628)	(100)
Actual income tax expense (benefit)	$24,523	$7,110	$47,478	$(932)
Effective income tax rate	20.0%	12.3%	19.4%	(1.5)%
1 Includes $161 thousand in the three months ended June 30, 2021 and $678 thousand in the six months ended June 30, 2021 from the write-off of deferred tax assets related to the vesting of restricted stock that will not be deductible based on Section 162(m) limitations.

Net deferred tax liabilities were $30.3 million at June 30, 2021, compared to $43.3 million at December 31, 2020. The change was mainly due to the change in value of our available for sale securities in the first six months of 2021. No valuation allowance was recorded against any deferred tax assets as of those dates, based upon management’s evaluation of historical and anticipated future pre-tax income, and the reversal periods for the items resulting in deferred tax assets and liabilities.

As of June 30, 2021, the accrual for unrecognized gross tax benefits was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Uncertain tax positions beginning of period	$7,000	$11,480	$7,000	$—
Additions for tax positions related to prior tax years	—	—	—	11,480
Decrease due to settlement	—	—	—	—
Interest expense in tax positions	—	123	—	123
Uncertain tax positions at end of period	$7,000	$11,603	$7,000	$11,603

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
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

Interest and/or penalties related to income taxes are reported as a component of other non-interest expense.
(10) Stock-Based Compensation

The following table summarizes the activity in our stock-based compensation plan for the six months ended June 30, 2021:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at January 1, 2021	1,811,418	2,993,643	$19.54	336,621	$11.14
Amended 2015 Omnibus Equity and Incentive Plan	3,500,000	—	—	—	—
Granted	(1,138,246)	1,138,246	20.36	—	—
Stock awards vested	—	(825,909)	21.31	—	—
Exercised	—	—	—	(240,405)	10.74
Forfeited	38,924	(38,924)	19.02	—	—
Canceled/expired	31,109	(31.109)	20.85	—	—
Balance at June 30, 2021	4,243,205	3,235,947	$19.37	96,216	$12.13
Exercisable at June 30, 2021				96,216	$12.13
On May 26, 2021, our stockholders approved the Amended and Restated 2015 Omnibus Equity and Incentive Plan (the “Amended Omnibus Plan”). The Amended Omnibus Plan increased the shares available for issuance to 10,500,000 from 7,000,000. We intend that the additional shares under the Amended Omnibus Plan will be made available from authorized but unissued shares of our common stock or from treasury shares. Shares awarded will be removed from the share reserve as of the grant date, and cancellations and forfeitures will be added back to the share reserve. Each grant of a stock option, stock appreciation right or other award will be counted as one (1) share against this limit. Pursuant to our Merger Agreement with Webster, we are required to obtain the prior written consent of Webster before we grant any shares under the Amended Omnibus Plan.
The total intrinsic value of outstanding in-the-money stock options, was $1.2 million at June 30, 2021, all of which are exercisable.

We use an option pricing model to estimate the grant date fair value of stock options granted. There were no stock options granted during the six months ended June 30, 2021 or June 30, 2020. As a result, we incurred no stock option expense during the six month periods ended June 30, 2021 and 2020.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense associated with non-vested stock awards and the related income tax benefit, and proceeds from stock option exercises are

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
presented below:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock options	$—	$—	$—	$—
Non-vested stock awards/performance units	6,781	5,913	13,398	11,919
Non-vested stock awards/performance units	$6,781	$5,913	$13,398	$11,919
Income tax benefit	1,322	739	2,613	1,490
Proceeds from stock option exercises	1,829	101	2,581	515

Unrecognized stock-based compensation expense as of June 30, 2021 was $41.4 million and is expected to be recognized over 1.72 years.

(11) Other Non-Interest Expense, Other Assets and Other Liabilities

(a) Other Non-Interest Expense
Other non-interest expense items for the three and six months ended June 30, 2021 and 2020, respectively, are presented in the following table:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Other non-interest expense:
Depreciation expense on operating leases	$2,917	$3,136	$6,042	$6,628
Advertising and promotion	1,960	1,140	3,668	3,123
Communications	1,323	1,320	2,750	2,950
Residential mortgage loans servicing	1,303	1,247	2,752	2,624
Commercial loan servicing	1,254	1,293	2,233	2,318
Insurance & surety bond premium	1,044	1,158	1,958	2,248
Operational losses	601	609	1,194	1,215
Other	5,069	8,138	9,926	13,589
Total other non-interest expense	$15,471	$18,041	$30,523	$34,695

(b) Other Assets
Other assets are presented in the following table. Significant components of the aggregate of other assets are presented separately.

	June 30,	December 31,
	2021	2020
Other assets:
Low income housing tax credit investments	$492,298	$488,303
Right of use asset for operating leases	100,145	105,667
Fair value of swaps	107,361	149,797
Cash on deposit as swap collateral / net of settlement	62,513	82,478
Operating leases - equipment and vehicles leased to others	46,116	55,224
Other asset balances	194,770	181,934
Total other assets	$1,003,203	$1,063,403

Other asset items include current income tax balances, prepaid insurance, prepaid property taxes, prepaid maintenance, accounts receivable and other miscellaneous assets.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
(c) Other Liabilities
Other liabilities are presented in the following table. Significant components of the aggregate of other liabilities are presented separately.

	June 30,	December 31,
	2021	2020
Other liabilities:
Commitment to fund low income housing tax credit investments	$259,405	$283,849
Lease liability	106,070	113,405
Payroll finance and factoring liabilities	143,153	115,802
Swap liabilities (see Note 8)	43,354	60,004
Other liability balances	137,827	155,642
Total other liabilities	$689,809	$728,702
Other liability balances include deferred taxes, accrued interest payable, accounts payable, accrued liabilities mainly for compensation and benefit plans and other miscellaneous liabilities.

(12) Earnings Per Common Share

The following is a summary of the calculation of earnings per common share (“EPS”):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income available to common stockholders	$96,380	$48,820	$193,567	$60,991
Weighted average common shares outstanding for computation of basic EPS	191,436,885	193,479,757	191,655,897	194,909,498
Common-equivalent shares due to the dilutive effect of stock options and unvested performance share grants(1)	856,104	124,674	800,920	259,059
Weighted average common shares for computation of diluted EPS	192,292,989	193,604,431	192,456,817	195,168,557
EPS(2):
Basic	$0.50	$0.25	$1.01	$0.31
Diluted	0.50	0.25	1.01	0.31
(1) Represents incremental shares computed using the treasury stock method.
(2) Anti-dilutive shares are not included in determining diluted EPS. There were no anti-dilutive shares in the three and six months ended June 30, 2021 and 305,014 and 79,589 for the three and six months ended June 30, 2020, respectively.
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

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital (as defined in the regulations) for both the Bank and Company includes a permissible portion of the ACL. Tier 2 capital at the Company also includes $492.2 million of the Subordinated Notes - Company. During the final five years of the term of the Subordinated Notes, the permissible portion eligible for inclusion in Tier 2 capital decreases by 20% annually.

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

As permitted by the interim final rule issued on March 27, 2020 by our federal regulatory agency, we elected the option to delay the estimated impact of the adoption of CECL on our regulatory capital for two years. This two year delay is in addition to the three-year transition period the agency had already made available. The adoption will delay the effects of CECL on our regulatory capital for the next two years, after which the effects will be phased-in over a three year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period include both the initial impact of adoption of CECL at January 1, 2020 and 25% of subsequent changes in our ACL during each quarter of the two year period ending December 31, 2021.

The following tables present actual and required capital ratios as of June 30, 2021 and December 31, 2020 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented as of June 30, 2021 and December 31, 2020 are based on the fully phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III		Required to be considered well- capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
June 30, 2021
Common equity tier 1 to RWA:
Sterling National Bank	$3,341,494	14.44%	$1,620,211	7.00%	$1,504,482	6.50%
Sterling Bancorp	2,881,948	12.43	1,623,064	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	3,341,494	14.44%	1,967,400	8.50%	1,851,670	8.00%
Sterling Bancorp	3,018,172	13.02	1,970,864	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	3,522,227	15.22%	2,430,317	10.50%	2,314,588	10.00%
Sterling Bancorp	3,691,124	15.92	2,434,597	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	3,341,494	12.10%	1,105,002	4.00%	1,381,253	5.00%
Sterling Bancorp	3,018,172	10.91	1,106,661	4.00	N/A	N/A

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

	Actual		Minimum capital required - Basel III fully phased-in		Required to be considered well- capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2020
Common equity tier 1 to RWA:
Sterling National Bank	$3,198,145	13.38%	$1,673,516	7.00%	$1,553,979	6.50%
Sterling Bancorp	2,727,385	11.39	1,675,747	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	3,198,145	13.38%	2,032,127	8.50%	1,912,590	8.00%
Sterling Bancorp	2,864,074	11.96	2,034,836	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	3,521,458	14.73%	2,510,274	10.50%	2,390,737	10.00%
Sterling Bancorp	3,638,033	15.20	2,513,621	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	3,198,145	11.33%	1,128,913	4.00%	1,411,142	5.00%
Sterling Bancorp	2,864,074	10.14	1,130,362	4.00	N/A	N/A

The Bank and the Company are subject to the regulatory capital requirements administered by the FRB, and, for the Bank, the Office of the Comptroller of the Currency. Regulatory authorities can initiate certain mandatory actions if the Bank or the Company fails to meet the minimum capital requirements, which could have a direct material effect on our financial statements. As of June 30, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the classification.

(14) Commitments and Contingencies

(a) Off-Balance Sheet Financial Instruments
The contractual or notional amounts of these instruments, which reflect the extent of our involvement in particular classes of off-balance sheet financial instruments, are summarized as follows:

	June 30,	December 31,
	2021	2020
Loan origination commitments	$596,603	$641,965
Unused lines of credit	1,602,172	1,623,745
Letters of credit	171,237	181,890

We record ACL - off-balance sheet financial instrument exposures through a charge to other non-interest expense on our consolidated income statements. At June 30, 2021 and December 31, 2020, the ACL - off-balance sheet financial instrument credit exposures was $6.7 million and was included in other liabilities in our consolidated balance sheets. For the six months ended June 30, 2021 and 2020, credit loss expense for off-balance sheet financial instrument exposures was zero. Based on our review of quantitative and qualitative factors applicable to these financial instrument exposures, we did not record an increase in our off-balance sheet credit loss provision during the three or six months ended June 30, 2021 and 2020.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
(b) Leases
Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2021 were as follows:

Remainder of 2021	$9,311
2022	18,174
2023	16,710
2024	14,895
2025	12,184
2026	11,054
2027 and thereafter	39,161
Total lease payments	121,489
Interest	15,419
Present value of lease liabilities	$106,070

(c) Litigation
We and the Bank are involved in a number of judicial proceedings concerning matters arising from our and its business activities. These include routine legal proceedings arising in the ordinary course of business. These proceedings also include actions brought against us and the Bank with respect to corporate matters and transactions in which we and the Bank are or were involved.

Following the Merger announcement, six civil actions were filed challenging, among other things, the adequacy of the disclosures contained in the preliminary proxy statement/prospectus filed by Webster with the SEC in connection with the proposed transaction. Five of these suits were filed by purported Sterling stockholders against Sterling and its Board and assert claims under Sections 14(a) and 20(a) of the Exchange Act challenging the adequacy of the public disclosures made concerning the proposed transaction. One of these five suits also asserts a claim against Webster. The sixth suit was filed by a purported Webster stockholder against Webster and its board of directors and asserts similar claims against Webster. The plaintiffs in these actions seek, among other things, an injunction preventing the closing of the Merger, rescission of the Merger Agreement or damages in the event it is consummated, and the award of attorneys' fees and expenses. Sterling believes the claims asserted in these actions are without merit.

There can be no assurance as to the ultimate outcome of a legal proceeding; however, we and the Bank have generally denied liability in all significant litigation pending against us and intend to vigorously defend each case, other than matters that are determined appropriate to be settled. We and the Bank accrue a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. At June 30, 2021 and December 31, 2020, we had no significant amounts accrued in respect of pending litigation.

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
AFS Investment Securities
All of our available for sale investment securities are reported at fair value utilizing Level 2 inputs. For these securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the securities’ terms and conditions, among other things.

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

As of June 30, 2021 and December 31, 2020, management did not believe any of our securities are other-than-temporarily-impaired; however, management reviews all of our securities on at least a quarterly basis to assess whether impairment, if any, is other than temporary.

Derivatives
The fair values of derivatives are based on valuation models using current observable market data (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counterparty as of the measurement date, which are considered Level 2 inputs. Our derivatives may be traded in an over-the-counter market where quoted market prices are not always available. Our derivatives at June 30, 2021 and December 31, 2020 consisted of interest rate swaps. See Note 8. “Derivatives” for additional information.

A summary of assets and liabilities at June 30, 2021 and December 31, 2020, respectively, measured at estimated fair value on a recurring basis, is as follows:

	June 30, 2021
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$916,923	$—	$916,923	$—
CMOs/Other MBS	274,560	—	274,560	—
Total residential MBS	1,191,483	—	1,191,483	—
Other securities:
Federal agencies	384,819	—	384,819	—
Corporate	715,142	—	715,142	—
State and municipal	379,556	—	379,556	—
Total other securities	1,479,517	—	1,479,517	—
Total AFS	2,671,000	—	2,671,000	—
Swaps	107,361	—	107,361	—
Total assets	$2,778,361	$—	$2,778,361	$—
Liabilities:
Swaps	$43,354	$—	$43,354	$—
Total liabilities	$43,354	$—	$43,354	$—

	December 31, 2020
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$918,260	$—	$918,260	$—
CMOs/Other MBS	373,284	—	373,284	—
Total residential MBS	1,291,544	—	1,291,544	—
Federal agencies	156,467	—	156,467	—
Corporate	463,512	—	463,512	—
State and municipal	387,095	—	387,095	—
Total other securities	1,007,074	—	1,007,074	—
Total AFS	2,298,618	—	2,298,618	—
Swaps	149,797	—	149,797	—
Total assets	$2,448,415	$—	$2,448,415	$—
Liabilities:
Swaps	$60,004	$—	$60,004	$—
Total liabilities	$60,004	$—	$60,004	$—

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

	June 30, 2021
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Traditional C&I	$2,976	$—	$—	$2,976
Payroll finance	652	—	—	652
Equipment financing	3,174	—	—	3,174
CRE	24,123	—	—	24,123
ADC	25,000	—	—	25,000
Residential mortgage	549	—	—	549
Consumer	3,189	—	—	3,189
Total collateral dependent loans measured at fair value	$59,663	$—	$—	$59,663

	December 31, 2020
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Traditional C&I	$10,916	$—	$—	$10,916
ABL	1,899	—	—	1,899
Payroll finance	2,300	—	—	2,300
CRE	27,323	—	—	27,323
Residential mortgage	1,307	—	—	1,307
Consumer	3,593	—	—	3,593
Total collateral dependent loans measured at fair value	$47,338	$—	$—	$47,338

Fair Value of Financial Instruments
The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of June 30, 2021:

	June 30, 2021
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$487,409	$487,409	$—	$—
Securities AFS	2,671,000	—	2,671,000	—
Securities HTM, net	1,695,470	—	1,813,262	—
Loans held for sale	19,088	—	19,088	—
Portfolio loans, net	20,409,224	—	—	20,362,871
Accrued interest receivable on securities	28,428	—	28,428	—
Accrued interest receivable on loans	68,300	—	—	68,300
FHLB stock and FRB stock	151,443	—	—	—
Swaps	107,361	—	107,361	—
Financial liabilities:
Non-maturity deposits	21,712,958	21,712,958	—	—
Certificates of deposit	1,433,753	—	1,432,649	—
Other borrowings	25,802	—	25,801	—
Subordinated Notes - Company	492,219	—	525,679	—
Mortgage escrow funds	66,521	—	66,521	—
Accrued interest payable on deposits	529	—	529	—
Accrued interest payable on borrowings	1,484	—	1,484	—
Swaps	43,354	—	43,354	—

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of December 31, 2020:

	December 31, 2020
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$305,002	$305,002	$—	$—
Securities AFS	2,298,618	—	2,298,618	—
Securities HTM	1,740,838	—	1,874,504	—
Loans held for sale	11,749	—	11,749	—
Portfolio loans, net	21,522,309	—	—	21,791,489
Accrued interest receivable on securities	26,508	—	26,508	—
Accrued interest receivable on loans	70,997	—	—	70,997
FHLB stock and FRB stock	166,190	—	—	—
Swaps	149,797	—	149,797	—
Financial liabilities:
Non-maturity deposits	21,122,692	21,122,692	—	—
Certificates of deposit	1,996,830	—	2,002,702	—
FHLB borrowings	382,000	—	382,000	—
Other borrowings	304,101	—	304,101	—
Subordinated Notes - Bank	143,703	—	145,870	—
Subordinated Notes - Company	491,910	—	506,497	—
Mortgage escrow funds	59,686	—	59,686	—
Accrued interest payable on deposits	1,068	—	1,068	—
Accrued interest payable on borrowings	3,425	—	3,425	—
Swaps	60,004	—	60,004	—

(16) Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows as of the dates shown below:

	June 30,	December 31,
	2021	2020
Net unrealized holding gain on available for sale securities	$95,960	$115,523
Related income tax expense	(26,523)	(31,931)
Available for sale securities, net of tax	69,437	83,592
Net unrealized holding loss on securities transferred to held to maturity	(263)	(348)
Related income tax benefit	73	96
Securities transferred to held to maturity, net of tax	(190)	(252)
Net unrealized holding (loss) gain on retirement plans	(481)	2,040
Related income tax benefit (expense)	133	(564)
Retirement plans, net of tax	(348)	1,476
Accumulated other comprehensive income	$68,899	$84,816

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
The following table presents the changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the three months ended June 30, 2021 and 2020:

	Net unrealized holding gain on available for sale securities	Net unrealized holding (loss) on securities transferred to held to maturity	Net unrealized holding (loss) gain on retirement plans	Total
For the three months ended June 30, 2021
Balance beginning of the period	$58,523	$(219)	$(713)	$57,591
Other comprehensive income before reclassification	10,914	—	—	10,914
Amounts reclassified from AOCI	—	29	365	394
Total other comprehensive income	10,914	29	365	11,308
Balance at end of period	$69,437	$(190)	$(348)	$68,899
For the three months ended June 30, 2020
Balance beginning of the period	$67,249	$(468)	$840	$67,621
Other comprehensive income before reclassification	21,242	—	—	21,242
Amounts reclassified from AOCI	(351)	43	55	(253)
Total other comprehensive income	20,891	43	55	20,989
Balance at end of period	$88,140	$(425)	$895	$88,610
Location in consolidated income statements where reclassification from accumulated other comprehensive income is included	Net (loss) gain on sale of securities	Interest income on securities	Other non-interest expense

The following table presents the changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the six months ended June 30, 2021 and 2020:
	Net unrealized holding (loss) gain on available for sale securities	Net unrealized holding (loss) gain on securities transferred to held to maturity	Net unrealized holding gain (loss) on retirement plans	Total
For the six months ended June 30, 2021
Balance beginning of the period	$83,592	$(252)	$1,476	$84,816
Other comprehensive loss before reclassification	(13,644)	—	—	(13,644)
Amounts reclassified from AOCI	(511)	62	(1,824)	(2,273)
Total other comprehensive (loss) income	(14,155)	62	(1,824)	(15,917)
Balance at end of period	$69,437	$(190)	$(348)	$68,899
For the six months ended June 30, 2020
Balance beginning of the period	$38,056	$(538)	$2,698	$40,216
Other comprehensive income before reclassification	56,521	—	—	56,521
Amounts reclassified from AOCI	(6,437)	113	(1,803)	(8,127)
Total other comprehensive income (loss)	50,084	113	(1,803)	48,394
Balance at end of period	$88,140	$(425)	$895	$88,610
Location in consolidated income statements where reclassification from AOCI is included	Net (loss) gain on sale of securities	Interest income on securities	Other non-interest expense

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

The factors described in Part II. Item 1A. Risk Factors of this report or otherwise described in our filings with the SEC, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations expressed in our forward-looking statements, including, but not limited to:
•risk related to the merger and integration of the Company into Webster including, among others, (i) failure to complete the merger with Webster or unexpected delays related to the merger or either party’s inability to obtain regulatory or stockholder approvals or satisfy other closing conditions required to complete the merger, (ii) expenses related to the proposed merger, (iii) a fluctuation in the market price of Webster’s common stock causing our stockholders not to be certain of the precise value of merger consideration, (iv) stockholder litigation that could prevent or delay the closing of the proposed merger or otherwise negatively impact the Company’s business and operations, (v) the risk that the cost savings and any revenue synergies from the merger may not be fully realized or may take longer than anticipated to be realized, (vi) the risk that the integration of each party's operations will be materially delayed or will be more costly or difficult than expected or that the parties are otherwise unable to successfully integrate each party's businesses into the other's businesses, and (vii) deposit attrition, customer loss and/or revenue loss following the completed merger that exceeds expectations;

STERLING BANCORP AND SUBSIDIARIES
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

These risks and uncertainties should be considered in evaluating our forward-looking statements, and undue reliance should not be placed on such statements.

Impact of COVID-19
The COVID-19 pandemic resulted in significant economic disruption adversely affecting our business and the business of our clients. We experienced a material decline in revenues in the second quarter of 2020, as a result of the decline in market interest rates, dampened demand for our lending products in our target markets and a significant decline in transactional activity in our receivables management and payroll businesses. We saw a recovery in our revenues during the second half of 2020 and into the first half of 2021, as business conditions improved, driving increased demand for our products and an increase in the amount of new business generated. Although loan origination activity has continued to recover in the second quarter of 2021, prepayment activity in certain portfolios remained elevated, which impacted our earning asset balances.

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

There is still significant uncertainty concerning the ongoing trajectory of the COVID-19 pandemic and the speed at which the national and local economy will recover, and the extent to which COVID-19 will continue to adversely affect our business will depend on numerous evolving factors and future developments that we are not able to predict, including the new Delta variant of COVID-19 (which appears to be the most transmissible variant to date), the effectiveness of continuing containment measures, including the speed of the ongoing vaccine distribution effort, the efficacy of the various vaccines, and how quickly and to what extent normal economic and operating conditions can resume.

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

STERLING BANCORP AND SUBSIDIARIES

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

STERLING BANCORP AND SUBSIDIARIES
Recent Developments

On April 18, 2021 Sterling and Webster entered into a definitive Merger Agreement, pursuant to which we and Webster have agreed to combine our respective companies in an all stock merger of equals. The Merger Agreement provides that, upon the terms and subsequent conditions set forth therein, we will merge with and into Webster, with Webster continuing as the surviving entity, in a transaction we refer to as the “Merger”. The Merger Agreement was approved by the boards of directors of Sterling and Webster, and is subject to stockholder and regulator approval and other customary closing conditions.

Under the terms of the Merger Agreement, stockholders of Sterling will receive 0.463 of a share of Webster for each share of Sterling common stock they own. After the merger, it is anticipated that Webster shareholders will own approximately 50.4% and Sterling stockholders will own approximately 49.6% of the combined company. The combined company will have approximately $64 billion of assets, $42 billion in loans and $52 billion in deposits. We are progressing with our integration efforts and have identified the senior leadership of the combined company. In addition, we have filed the proxy statement / prospectus and are requesting stockholders approval of the Merger on or before August 17, 2021. The transaction is expected to close in the fourth quarter of 2021.

Performance Summary
For the second quarter of 2021, we reported net income available to common stockholders of $96.4 million, or $0.50 per diluted share, and adjusted net income available to common stockholders of $100.4 million, or $0.52 per diluted share. While we continue to operate in a low interest rate environment, for the second quarter of 2021, we reported net interest income of $218.5 million, an increase of $5.2 million compared to the three months ended June 30, 2020. In the second quarter of 2021, as compared to the second quarter of 2020, accretion income on acquired loans declined by $2.3 million, and loan yields declined by 15 basis points, while our cost of funding liabilities declined by 43 basis points. Our tax equivalent net interest margin, excluding purchase accounting adjustments, increased 25 basis points to 3.30% and our reported net interest margin on a tax equivalent basis was 3.42% an increase of 22 basis points over the period ended June 30, 2020.

Our adjusted non-interest expenses were $109.7 million in the second quarter of 2021, an increase of $1.9 million over the quarter ended June 30, 2020. The increase was mainly due to increases in compensation, professional fees and information technology costs partially offset by lower foreclosed property expense, regulatory assessments and occupancy expenses. For the second quarter of 2021, our reported operating efficiency ratio was 48.5% and our adjusted operating efficiency ratio was 44.1%.

For the three months ended June 30, 2021, our provision for credit losses - loans expense was $6.0 million and our ACL - loans was $314.9 million, which represented 1.52% of total loans and 181.7% of non-performing loans. Net charge-offs in the second quarter were $14.3 million.

At June 30, 2021, total portfolio loans were $20.7 billion, a decrease of $1.1 billion from December 31, 2020, which was mainly due to a $724.1 million decline in warehouse lending, the impact of $192.5 million in loan sales and pay downs of PPP loans amounting to $133.8 million. A slowdown in mortgage refinance activity was the primary driver of the decline in our mortgage warehouse balances while the low interest rate environment and heightened competition for earning assets has contributed to an increase in the level of pay downs in certain portfolios. Our loans to deposits ratio was 89.5% at quarter end.

Total deposits were $23.1 billion at June 30, 2021, an increase of $27.2 million from December 31, 2020. Our cost of total deposits declined four basis points relative to the linked quarter, while cost of interest-bearing deposits declined five basis points. In the six months ended June 30, 2021, FHLB and other short-term borrowings declined $382.0 million and brokered deposits declined $1.1 billion.

On April 1, 2021, we completed the previously announced redemption of Subordinated Notes - Bank with a principal balance of $145.0 million and coupon interest rate of 5.25%.

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

STERLING BANCORP AND SUBSIDIARIES
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

STERLING BANCORP AND SUBSIDIARIES
Selected financial condition data, statement of operations data, per share data, performance ratios, capital ratios, and asset quality data and ratios for the comparable periods are presented as follows:

	At or for the three months ended June 30,		At or for the six months ended June 30,
	2021	2020	2021	2020
End of period balances:
AFS and HTM securities, net	$4,366,470	$4,548,078	$4,366,470	$4,548,078
Portfolio loans	20,724,097	22,295,267	20,724,097	22,295,267
Total assets	29,143,918	30,839,893	29,143,918	30,839,893
Non-interest bearing deposits	5,963,828	5,407,728	5,963,828	5,407,728
Interest bearing deposits	17,182,883	18,192,893	17,182,883	18,192,893
Total deposits	23,146,711	23,600,621	23,146,711	23,600,621
Borrowings	518,021	2,014,259	518,021	2,014,259
Stockholders’ equity	4,722,856	4,484,187	4,722,856	4,484,187
Tangible common stockholders’ equity (“TCE”)[1]	2,817,138	2,561,599	2,817,138	2,561,599
Average balances:
AFS and HTM securities, net	$4,322,126	$4,630,056	$4,189,290	$4,838,315
Total loans[2]	20,843,661	21,940,636	21,067,859	21,573,406
Total assets	29,390,977	30,732,914	29,486,261	30,608,673
Non-interest bearing deposits	5,747,679	5,004,907	5,635,233	4,675,713
Interest bearing deposits	17,768,996	18,459,030	17,896,484	18,402,541
Total deposits and mortgage escrow	23,516,675	23,463,937	23,531,717	23,078,254
Borrowings	527,272	2,101,016	623,919	2,340,969
Stockholders’ equity	4,670,718	4,464,403	4,643,838	4,485,470
TCE[1]	2,762,292	2,538,842	2,733,420	2,557,700
Selected operating data:
Total interest and dividend income	$230,310	$253,226	$464,157	$526,753
Total interest expense	11,783	39,927	27,716	101,682
Net interest income	218,527	213,299	436,441	425,071
Provision for credit losses	5,250	56,606	15,250	194,886
Net interest income after provision for credit losses	213,277	156,693	421,191	230,185
Total non-interest income	30,214	26,090	62,570	73,416
Total non-interest expense	120,629	124,881	238,794	239,594
Income before income tax	122,862	57,902	244,967	64,007
Income tax expense (benefit)	24,523	7,110	47,478	(932)
Net income	98,339	50,792	197,489	64,939
Preferred stock dividend	1,959	1,972	3,922	3,948
Net income available to common stockholders	$96,380	$48,820	$193,567	$60,991

Per share data:
Reported basic EPS (GAAP)	$0.50	$0.25	$1.01	$0.31
Reported diluted EPS (GAAP)	0.50	0.25	1.01	0.31
Adjusted diluted EPS[1] (non-GAAP)	0.52	0.29	1.02	0.28
Dividends declared per common share	0.07	0.07	0.14	0.14
Book value per share	23.80	22.35	23.80	22.35
Tangible book value per common share[1]	14.62	13.17	14.62	13.17
See legend on following page.

STERLING BANCORP AND SUBSIDIARIES

	At or for the three months ended June 30,		At or for the six months ended June 30,
	2021	2020	2021	2020
Common shares outstanding:
Shares outstanding at period end	192,715,433	194,458,805	192,715,433	194,458,805
Weighted average shares basic	191,436,885	193,479,757	191,655,897	194,909,498
Weighted average shares diluted	192,292,989	193,604,431	192,456,817	195,168,557
Other data:
Full time equivalent employees at period end	1,491	1,617	1,491	1,617
Financial centers at period end	72	78	72	78
Performance ratios:
Return on average assets	1.32%	0.64%	1.32%	0.40%
Return on average equity	8.28	4.40	8.41	2.73
Reported return on average tangible assets[1]	1.40	0.68	1.41	0.42
Adjusted return on average tangible assets[1]	1.46	0.79	1.43	0.38
Reported return on average TCE[1]	13.99	7.73	14.28	4.78
Adjusted return on average TCE[1]	14.58	9.02	14.52	4.21
Reported operating efficiency[1]	48.5	52.2	47.9	48.1
Adjusted operating efficiency[1]	44.1	45.1	44.2	43.7
Net interest margin-GAAP	3.38	3.15	3.38	3.15
Net interest margin-tax equivalent[3]	3.42	3.20	3.43	3.20
Capital ratios (Company)[4]:
Tier 1 leverage ratio	10.91%	9.51%	10.91%	9.51%
Common equity Tier 1 capital ratio	12.43	11.00	12.43	11.00
Tier 1 risk-based capital ratio	13.02	11.57	13.02	11.57
Total risk-based capital ratio	15.92	14.20	15.92	14.20
Tangible equity to tangible assets	10.79	9.29	10.79	9.29
Tangible common equity to tangible assets[1]	10.29	8.82	10.29	8.82
Regulatory capital ratios (Bank)[4]:
Tier 1 leverage ratio	12.10%	10.09%	12.10%	10.09%
Tier 1 risk-based capital ratio	14.44	12.24	14.44	12.24
Total risk-based capital ratio	15.22	13.85	15.22	13.85
Asset quality data and ratios:
Allowance for credit - loans	$314,873	$365,489	$314,873	$365,489
Non-performing loans (“NPLs”)	173,319	260,605	173,319	260,605
Non-performing assets (“NPAs”)	174,135	269,270	174,135	269,270
Net charge-offs	14,313	17,561	27,227	24,516
NPAs to total assets	0.60%	0.87%	0.60%	0.87%
NPLs to total loans[5]	0.84	1.17	0.84	1.17
Allowance for loan losses to non-performing loans	181.67	140.25	181.67	140.25
Allowance for loan losses to total loans[4]	1.52	1.64	1.52	1.64
Annualized net charge-offs to average loans	0.28	0.32	0.26	0.24
__________________
[1] See a reconciliation of as reported financial measures to as adjusted (non-GAAP) financial measures beginning on page 62 below under the caption “Supplemental Reporting of Non-GAAP Financial Measures.”

[2] Includes loans held for sale but excludes the ACL.
[3] Tax equivalent basis represents interest income earned on municipal securities divided by the applicable Federal tax rate of 21%.
4 We elected the five-year capital phase-in option. The phase-in option is further discussed in Note 13. “Stockholders’ Equity - (a) Regulatory Capital Requirements” in the notes to consolidated financial statements included elsewhere in this report.

[5] Total loans excludes loans held for sale.

STERLING BANCORP AND SUBSIDIARIES
Results of Operations
For the three months ended June 30, 2021, we reported net income available to common stockholders of $96.4 million, or $0.50 per diluted common share, compared to net income available to common stockholders of $48.8 million, or $0.25 per diluted common share, for the three months ended June 30, 2020.

Details of the changes in the various components of net income available to common stockholders are further discussed below.

Net Interest Income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 87.9% and 89.1% of total revenue in the three months ended June 30, 2021 and June 30, 2020, respectively. Net interest margin is the ratio of taxable equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest bearing liabilities impact net interest income and net interest margin.

We are primarily funded by core deposits, which include transactional accounts for retail, commercial and municipal clients, money market and savings accounts and certificates of deposit accounts, including reciprocal brokered deposits, but exclude other brokered and wholesale deposits. As of June 30, 2021, we considered 97.7% of our total deposits to be core deposits compared to 92.8% at June 30, 2020. The increase in core deposits was mainly due to the reclassification of one deposit relationship that met the “primary purpose” exception of the relevant guidance. See Note 6. “Deposits” for more information. Non-interest bearing demand deposits were $6.0 billion of our total deposits at June 30, 2021, compared to $5.4 billion at June 30, 2020.

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

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended June 30,
	2021			2020
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
Traditional C&I and commercial finance loans	$8,269,192	$76,983	3.73%	$8,791,024	$84,192	3.85%
CRE (includes multi-family)	10,331,355	103,225	4.01	10,404,643	106,408	4.11
ADC	645,094	6,650	4.13	519,517	5,762	4.46
Commercial loans	19,245,641	186,858	3.89	19,715,184	196,362	4.01
Consumer loans	170,965	1,712	4.02	219,052	2,233	4.10
Residential mortgage loans	1,427,055	13,115	3.68	2,006,400	21,309	4.25
Total gross loans[1]	20,843,661	201,685	3.88	21,940,636	219,904	4.03
Securities taxable	2,378,213	15,749	2.66	2,507,384	18,855	3.02
Securities non-taxable	1,943,913	14,833	3.05	2,122,672	16,242	3.06
Interest earning deposits	651,271	164	0.10	455,626	146	0.13
FRB and FHLB stock	151,877	994	2.63	213,796	1,490	2.80
Total securities and other earning assets	5,125,274	31,740	2.48	5,299,478	36,733	2.79
Total interest earning assets	25,968,935	233,425	3.61	27,240,114	256,637	3.79
Non-interest earning assets	3,422,042			3,492,800
Total assets	$29,390,977			$30,732,914
Interest bearing liabilities:
Interest bearing demand deposits	$4,964,386	$1,614	0.13%	$4,766,298	$4,806	0.41%
Savings deposits[2]	2,777,651	531	0.08	2,890,402	2,418	0.34
Money market deposits	8,508,735	3,140	0.15	8,035,750	11,711	0.59
Certificates of deposit	1,518,224	1,413	0.37	2,766,580	9,175	1.33
Total interest bearing deposits	17,768,996	6,698	0.15	18,459,030	28,110	0.61
Senior Notes	—	—	—	127,862	944	2.95
Other borrowings	35,156	9	0.10	1,528,844	5,684	1.50
Subordinated Notes - Bank	—	—	—	173,265	2,361	5.45
Subordinated Notes - Company	492,116	5,076	4.13	271,045	2,828	4.17
Total borrowings	527,272	5,085	3.87	2,101,016	11,817	2.26
Total interest bearing liabilities	18,296,268	11,783	0.26	20,560,046	39,927	0.78
Non-interest bearing deposits	5,747,679			5,004,907
Other non-interest bearing liabilities	676,312			703,558
Total liabilities	24,720,259			26,268,511
Stockholders’ equity	4,670,718			4,464,403
Total liabilities and stockholders’ equity	$29,390,977			$30,732,914
Net interest rate spread[3]			3.35%			3.01%
Net interest earning assets[4]	$7,672,667			$6,680,068
Net interest margin - tax equivalent		221,642	3.42%		216,710	3.20%
Less tax equivalent adjustment		(3,115)			(3,411)
Net interest income		218,527			213,299
Accretion income on acquired loans		7,812			10,086
Tax equivalent net interest margin excluding accretion income on acquired loans		$213,830	3.30%		$206,624	3.05%
Ratio of interest earning assets to interest bearing liabilities	141.9%			132.5%
See legend on following page.

STERLING BANCORP AND SUBSIDIARIES

	For the six months ended June 30,
	2021			2020
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
Traditional C&I and commercial finance loans	$8,456,690	$154,988	3.70%	$8,412,567	$173,342	4.14%
CRE (includes multi-family)	10,307,456	206,850	4.05	10,346,810	217,147	4.22
ADC	634,734	12,506	3.97	508,263	12,083	4.78
Commercial loans	19,398,880	374,344	3.89	19,267,640	402,572	4.20
Consumer loans	176,681	3,794	4.33	226,347	5,173	4.60
Residential mortgage loans	1,492,298	29,402	3.94	2,079,419	47,598	4.58
Total gross loans[1]	21,067,859	407,540	3.90	21,573,406	455,343	4.24
Securities taxable	2,241,749	31,101	2.80	2,695,376	39,484	2.95
Securities tax exempt	1,947,541	29,691	3.05	2,142,939	32,693	3.05
Interest earning deposits	649,733	313	0.10	472,659	1,978	0.84
FRB and FHLB stock	151,951	1,747	2.32	225,808	4,120	3.67
Total securities and other earning assets	4,990,974	62,852	2.54	5,536,782	78,275	2.84
Total interest earning assets	26,058,833	470,392	3.64	27,110,188	533,618	3.96
Non-interest earning assets	3,427,428			3,498,485
Total assets	$29,486,261			$30,608,673
Interest bearing liabilities:
Interest bearing demand deposits	$4,972,853	$3,656	0.15%	$4,691,478	$14,364	0.62%
Savings deposits[2]	2,747,802	1,002	0.07	2,845,212	5,924	0.42
Money market deposits	8,445,983	6,953	0.17	7,863,566	30,107	0.77
Certificates of deposit	1,729,846	3,955	0.46	3,002,285	23,496	1.57
Total interest bearing deposits	17,896,484	15,566	0.18	18,402,541	73,891	0.81
Senior Notes	—	—	—	150,592	2,378	3.18
Other borrowings	60,416	44	0.15	1,746,136	15,040	1.73
Subordinated Notes - Bank	71,464	1,957	5.48	173,234	4,718	5.45
Subordinated Notes - Company	492,039	10,149	4.13	271,007	5,655	4.17
Total borrowings	623,919	12,150	3.93	2,340,969	27,791	2.39
Total interest bearing liabilities	18,520,403	27,716	0.30	20,743,510	101,682	0.99
Non-interest bearing deposits	5,635,233			4,675,713
Other non-interest bearing liabilities	686,787			703,980
Total liabilities	24,842,423			26,123,203
Stockholders’ equity	4,643,838			4,485,470
Total liabilities and stockholders’ equity	$29,486,261			$30,608,673
Net interest rate spread[3]			3.34%			2.97%
Net interest earning assets[4]	$7,538,430			$6,366,678
Net interest margin - tax equivalent		442,676	3.43%		431,936	3.20%
Less tax equivalent adjustment		(6,235)			(6,865)
Net interest income		436,441			425,071
Accretion income on acquired loans		16,084			20,772
Tax equivalent net interest margin excluding accretion income on acquired loans		$426,592	3.30%		$411,164	3.05%
Ratio of interest earning assets to interest bearing liabilities	140.7%			130.7%
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

	For the three months ended June 30,
	2021 vs. 2020
	Increase / (Decrease) due to		Total increase /
	Volume	Rate	(decrease)
Interest earning assets:
Traditional C&I and commercial finance loans	$(4,727)	$(2,482)	$(7,209)
CRE (includes multi-family)	(717)	(2,466)	(3,183)
ADC	1,334	(446)	888
Commercial loans	(4,110)	(5,394)	(9,504)
Consumer loans	(478)	(43)	(521)
Residential mortgage loans	(5,596)	(2,598)	(8,194)
Total loans	(10,184)	(8,035)	(18,219)
Securities taxable	(937)	(2,169)	(3,106)
Securities tax exempt	(1,356)	(53)	(1,409)
Interest earning deposits	56	(38)	18
FRB and FHLB stock	(410)	(86)	(496)
Total interest earning assets	(12,831)	(10,381)	(23,212)
Interest bearing liabilities:
Interest bearing demand deposits	198	(3,390)	(3,192)
Savings deposits[1]	(92)	(1,795)	(1,887)
Money market deposits	664	(9,235)	(8,571)
Certificates of deposit	(2,985)	(4,777)	(7,762)
Total interest bearing deposits	(2,215)	(19,197)	(21,412)
Senior Notes	(472)	(472)	(944)
Other borrowings	(2,788)	(2,887)	(5,675)
Subordinated Notes - Bank	(1,181)	(1,180)	(2,361)
Subordinated Notes - Company	2,275	(27)	2,248
Total borrowings	(2,166)	(4,566)	(6,732)
Total interest bearing liabilities	(4,381)	(23,763)	(28,144)
Change in tax equivalent net interest income	(8,450)	13,382	4,932
Less tax equivalent adjustment	(343)	47	(296)
Change in net interest income	$(8,107)	$13,335	$5,228
______________________
1 Includes club accounts and interest bearing mortgage escrow balances.

STERLING BANCORP AND SUBSIDIARIES

	For the six months ended June 30,
	2021 vs. 2020
	Increase / (Decrease) due to		Total increase /
	Volume	Rate	(decrease)
Interest earning assets:
Traditional C&I and commercial finance loans	$863	$(19,217)	$(18,354)
CRE (includes multi-family)	(889)	(9,408)	(10,297)
ADC	2,681	(2,258)	423
Commercial loans	2,655	(30,883)	(28,228)
Consumer loans	(1,088)	(291)	(1,379)
Residential mortgage loans	(12,172)	(6,024)	(18,196)
Total loans	(10,605)	(37,198)	(47,803)
Securities taxable	(6,438)	(1,945)	(8,383)
Securities tax exempt	(3,002)	—	(3,002)
Interest earning deposits	538	(2,203)	(1,665)
FRB and FHLB stock	(1,117)	(1,256)	(2,373)
Total interest earning assets	(20,624)	(42,602)	(63,226)
Interest bearing liabilities:
Interest bearing demand deposits	818	(11,526)	(10,708)
Savings deposits[1]	(194)	(4,728)	(4,922)
Money market deposits	2,052	(25,206)	(23,154)
Certificates of deposit	(7,324)	(12,217)	(19,541)
Total interest bearing deposits	(4,648)	(53,677)	(58,325)
Senior Notes	(1,189)	(1,189)	(2,378)
Other borrowings	(7,795)	(7,201)	(14,996)
Subordinated Notes - Bank	(2,787)	26	(2,761)
Subordinated Notes - Company	4,548	(54)	4,494
Total borrowings	(7,223)	(8,418)	(15,641)
Total interest bearing liabilities	(11,871)	(62,095)	(73,966)
Change in tax equivalent net interest income	(8,753)	19,493	10,740
Less tax equivalent adjustment	(719)	89	(630)
Change in net interest income	$(8,034)	$19,404	$11,370
______________________
1 Includes club accounts and interest bearing mortgage escrow balances.

Tax equivalent net interest income increased $4.9 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. This was mainly a result of lower interest expense, which declined in line with lower market interest rates and as a result of changes in our funding mix. Over the course of 2020 and during the first half of 2021, we have continued to reprice deposit relationships and have repaid higher costing FHLB and other borrowings. As a result, interest expense declined by 70.5% over the prior year quarter, while tax equivalent interest and dividend income declined by 9.0% over the same period. For the three months ended June 30, 2021, total interest earning assets yielded 3.61% compared to 3.79% during the same period in 2020. The cost of interest bearing liabilities declined to 0.26% in the second quarter of 2021 compared to 0.78% in the same period in 2020. The tax equivalent net interest margin increased 22 basis points to 3.42% in the second quarter of 2021 from 3.20% in the second quarter of 2020. The percentage of average loans to average earning assets decreased to 80.3% compared to 80.5% in 2020.

STERLING BANCORP AND SUBSIDIARIES
Tax equivalent net interest income increased $10.7 million to $442.7 million for the six months ended June 30, 2021, compared to $431.9 million for the six months ended June 30, 2020, largely as a result of the same factors discussed above. The tax equivalent net interest margin increased to 3.43% for the six months ended June 30, 2021 from 3.20% in the six months ended June 30, 2020. The yield on interest earning assets was 3.64% compared to 3.96% for the six months ended June 30, 2020, which was mainly due to changes in market interest rates and lower accretion income. The percentage of loans to average earning assets increased to 80.8% for the six months ended June 30, 2021, compared to 79.6% for the six months ended June 30, 2020. The cost of interest bearing liabilities declined to 0.30% for the six months ended June 30, 2021 compared to 0.99% for the six months ended June 30, 2020, which was mainly due to the same factors described above.

Average interest earning assets decreased by $1.3 billion between the three month periods ended June 30, 2021 and 2020. Average interest earning assets decreased by $1.1 billion between the six months periods ended June 30, 2021 and 2020. The decline was mainly due to net sales and repayments of investment securities and continued runoff in our residential mortgage loan portfolio.

The average balance of commercial loans decreased $469.5 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The decrease was mainly due to loan sales and repayments of PPP loans, a decline in our mortgage warehouse balances, and net repayments from traditional C&I, ABL, and multifamily portfolios. The average yield on commercial loans declined to 3.89% compared to 4.01% in the prior year period. The decrease in the yield on commercial loans was in line with declines in market interest rates as well as a decline in accretion income on acquired loans. Accretion income on acquired commercial loans declined to $6.4 million for the three months ended June 30, 2021 compared to $7.4 million in the corresponding prior year quarter.

The average balance of loans outstanding decreased $505.5 million in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, mainly due to the same factors as discussed above. The average yield on loans was 3.90% in the six months ended June 30, 2021 compared to 4.24% in the comparable year ago period. The decrease was mainly due to declines in market rates of interest and the decline in accretion income on acquired commercial loans for the six months ended June 30, 2021 to $12.8 million compared to $15.0 million in the year ago period.

Interest income on traditional C&I and commercial finance loans decreased $7.2 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The yield on traditional C&I and commercial finance loans declined to 3.73% compared to 3.85% in the corresponding prior year period. In addition to the decrease in market interest rates, interest income on traditional C&I and commercial finance loans declined as lower yielding mortgage warehouse and public sector finance loans represented a larger percentage of total traditional C&I and commercial finance loans in 2021 than in 2020.

Interest income on traditional C&I and commercial finance loans decreased $18.4 million and was $155.0 million in the six months ended June 30, 2021 compared to $173.3 million for the six months ended June 30, 2020. This decrease was mainly due to the same factors as discussed above. The yield on traditional C&I and commercial finance loans decreased to 3.70% compared to 4.14% in the six months ended June 30, 2020.

Interest income on CRE loans and multi-family loans decreased $3.2 million to $103.2 million for the three months ended June 30, 2021 compared to $106.4 million for the three months ended June 30, 2020. The decrease was mainly due to repayments of broker originated multi-family loans and declines in market rates of interest. The yield on CRE and multi-family loans was 4.01% for the three months ended June 30, 2021 compared to 4.11% in the three months ended June 30, 2020.

Interest income on CRE loans and multi-family loans decreased $10.3 million to $206.9 million in the six months ended June 30, 2021 compared to $217.1 million for the six months ended June 30, 2020. The yield on CRE and multi-family loans was 4.05% in the six months ended June 30, 2021 compared to 4.22% in the six months ended June 30, 2020. The decrease in yield was mainly due to the change in market rates of interest and the increase in lower yielding CRE loans, which replaced the majority of the multi-family run off.

Interest income on residential mortgage loans declined $8.2 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The decrease was mainly due to a decline in average balances and a 57 basis point decline in the yield, a result of adjustable rate loans repricing to market rates of interest and lower accretion income on acquired loans, which was $1.2 million in the three months ended June 30, 2021 compared to $2.4 million in the prior year period. The average balance of residential mortgage loans declined $579.3 million, mainly due to continued run-off as well as the sale of certain residential mortgage loans in 2020.

Interest income on residential mortgage loans decreased $18.2 million to $29.4 million in the six months ended June 30, 2021 compared to $47.6 million for the six months ended June 30, 2020. The decrease was mainly due to a $587.1 million decline in the average balance of residential mortgage loans resulting from elevated levels of pay downs as well as a result of the loan sales in 2020. The yield on residential mortgage loans decreased to 3.94% compared to 4.58% for the six months ended June 30, 2020. Accretion income on

STERLING BANCORP AND SUBSIDIARIES
acquired residential mortgage loans was $2.9 million for the six months ended June 30, 2021 compared to $5.3 million for the six months ended June 30, 2020.

Tax equivalent interest income on securities decreased $4.5 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, mainly due to a decrease of $307.9 million in average securities between the periods. The decline in balances was mainly due to accelerated repayment of mortgage-backed securities. The tax equivalent yield on securities decreased to 2.84% compared to 3.05% in the prior year period. The decrease in tax equivalent yield was mainly due to deployment of excess cash at the Federal Reserve Bank into US Treasury securities and continued pay downs in our municipal securities portfolio. The average balance of tax-exempt securities declined to $1.9 billion for the three months ended June 30, 2021, compared to $2.1 billion for the corresponding period in 2020.

Tax equivalent interest income on securities decreased $11.4 million to $60.8 million in the six months ended June 30, 2021, compared to $72.2 million for the six months ended June 30, 2020. This was mainly the result of a decrease of $649.0 million in the average balance of securities between the periods. The tax equivalent yield on securities was 2.93% in the six months ended June 30, 2021, compared to 3.00% in the six months ended June 30, 2020. The decrease in tax equivalent yield on securities was mainly due to the same factors as discussed in respect of the three month period.

Average interest earning deposits were $651.3 million for the three months ended June 30, 2021, an increase of $195.6 million compared to the three months ended June 30, 2020. The increase was due to deposit inflows and lower than anticipated loan demand. Interest earning deposits yielded 0.10% for the three months ended June 30, 2021, compared to 0.13% for the same period in 2020.

Average total deposits and mortgage escrow balances increased $52.7 million to $23.5 billion in the three months ended June 30, 2021 compared to the second quarter of 2020. Average interest bearing deposits decreased $690.0 million and average non-interest bearing deposits increased $742.8 million. The increase in deposits was mainly due to growth in commercial, consumer and on-line deposits coupled with higher cash balances held by many of our clients. The average cost of interest bearing deposits was 0.15% in the second quarter of 2021 compared to 0.61% in the second quarter of 2020. The average cost of total deposits was 0.11% in the second quarter of 2021 compared to 0.48% in the second quarter of 2020. The decrease in the cost of deposits was mainly due to repricing of deposit relationships in line with declines in market interest rates.

Average total deposits and mortgage escrow increased $453.5 million to $23.5 billion in the six months ended June 30, 2021, compared to $23.1 billion in the six months ended June 30, 2020. Over the same period, average interest bearing deposits decreased $506.1 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Average non-interest bearing deposits increased $959.5 million to $5.6 billion in the six months ended June 30, 2021, compared to $4.7 billion in the six months ended June 30, 2020. The increase was mainly due to organic growth generated by our commercial banking teams and financial centers. The average cost of interest bearing deposits was 0.18% in the six months ended June 30, 2021 compared to 0.81% in the six months ended June 30, 2020. The average cost of total deposits was 0.13% in the six months ended June 30, 2021 compared to 0.64% in the six months ended June 30, 2020. The decrease in the cost of deposits was mainly due to the same factors discussed above.

Average borrowings declined $1.6 billion in the three months ended June 30, 2021, compared to the same period a year ago. Given the increase in deposits and the decline in our loan portfolio and in investment securities between the periods, excess liquidity was used to reduce borrowings. The average cost of borrowings was 3.87% for the second quarter of 2021, compared to 2.26% in the prior year period. The increase in the average cost of borrowings was a result of changes in funding mix, with a greater proportion of our borrowings comprised of longer term and more expensive subordinated notes in 2021, compared to 2020.

Average borrowings decreased $1.7 billion to $623.9 million in the six months ended June 30, 2021, compared to $2.3 billion in the same period a year ago. The decrease in average borrowings was due to the same factors as discussed in the three month period. The average cost of borrowings was 3.93% for the six months ended June 30, 2021 compared to 2.39% in the six months ended June 30, 2020. The increase was mainly due to the same factors as discussed in the three month period.

Provision for Credit Losses - Loans. The provision for credit losses - loans is determined as the amount to be added to the ACL - loans after net charge-offs have been deducted to bring the allowance to a level that is our best estimate of the net amount not expected to be collected on portfolio loans. For the three months ended June 30, 2021 and June 30, 2020, the provision for credit losses - loans was $6.0 million and $56.6 million, respectively. See the section captioned “Non-Performing Loans and Non-Performing Assets” later in this discussion for further analysis of the provision for credit losses - loans.

Provision for Credit Losses - HTM Securities. In the second quarter of 2021, we recorded a $750 thousand reduction in our provision for credit losses - HTM securities with no similar provision recorded in the second quarter of 2020. In the six months ended June 30,

STERLING BANCORP AND SUBSIDIARIES
2020, we recorded a provision for credit losses - HTM securities of $1.7 million. The provision for credit losses - HTM securities is based on our estimate of loss given anticipated defaults. Based on our modeling of expected credit losses for municipal and corporate securities, which reflected lower expected losses, we reduced the ACL - HTM securities in the period.

Non-interest income. The components of non-interest income were as follows for the periods presented below:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Deposit fees and service charges	$7,096	$5,345	$13,659	$11,968
Accounts receivable management / factoring commissions and other fees	5,491	4,419	10,917	9,956
Bank owned life insurance	4,981	4,950	9,936	9,967
Loan commissions and fees	8,762	8,003	19,239	19,028
Investment management fees	2,018	1,379	3,870	3,225
Net gain on sale of securities	—	485	706	8,896
Net (loss) gain on called securities	(80)	—	(67)	4,880
Other	1,946	1,509	4,310	5,496
Total non-interest income	$30,214	$26,090	$62,570	$73,416

Non-interest income was $30.2 million for the three months ended June 30, 2021, compared to $26.1 million in the same period a year ago.

Deposit fees and service charges increased $1.8 million compared to the second quarter of 2020. This was mainly due to higher transaction volumes, higher analysis charges and, an increase in wire fees and check printing. In the six months ended June 30, 2021, deposit fees and charges increased $1.7 million compared to the same period a year ago. The increase was mainly due to increased transaction volumes compared to the same periods a year ago which were impacted by the onset of the pandemic.

Accounts receivable management / factoring commissions and other fees increased $1.1 million compared to the second quarter of 2020 and $961 thousand in the six months ended June 30, 2021. The increase was mainly due to a rebound in transaction volume in our factoring and payroll finance businesses as compared to the year ago periods.

Loan commissions and fee income includes fees on lines of credit, loan servicing fees, loan syndication fees, collateral monitoring, and other loan related fees that are not included in interest income. The six month period ended June 30, 2021 included referral fees earned in the first quarter on second round PPP loans of $1.8 million. In the year ago period loan fees also included gain on sale of equipment finance loans of $2.9 million. Excluding these items, the increase in the six month period was mainly due to higher loan syndication fees.

Net gain on sale of securities represents net losses and gains realized on the sale of securities from our AFS investment securities portfolio. The net gain on sale of securities in the six months ended June 30, 2021 was mainly due to the sale of $20.7 million of corporate securities. The gain on sale of securities in the six months ended June 30, 2020 was mainly due to the sale of $460.0 million of AFS securities and the proceeds were used to fund loan growth.

Net gain on called securities in the six months ended June 30, 2020 represents the gain realized on securities called of $139.8 million, which were mainly government agency securities.
Other non-interest income principally includes fees for interest rate swaps, earnings from community development investments, safe deposit rentals and foreign exchange fees. Other non-interest income increased $437 thousand compared to the second quarter of 2020. The increase was mainly due to an increase in earnings from community development investments. For the six months ended June 30, 2021, other non-interest income declined $1.2 million, which was mainly due to lower transactional volumes in our derivatives business, which was $463 thousand in the six months ended June 30, 2021 compared to $2.5 million in the same period in 2020. Partially offsetting this decline was an increase in earnings from community development investments.

STERLING BANCORP AND SUBSIDIARIES
Non-interest expense. The components of non-interest expense were as follows for the periods presented below:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Compensation and benefits	$56,953	$54,668	$115,040	$109,544
Stock-based compensation plans	6,781	5,913	13,398	11,919
Occupancy and office operations	13,875	14,695	28,390	29,894
Information technology	9,741	7,312	18,987	15,330
Professional fees	7,561	5,458	14,638	11,207
Amortization of intangible assets	3,776	4,200	7,552	8,400
FDIC insurance and regulatory assessments	2,344	3,638	5,574	6,844
Other real estate owned expense (“OREO”), net	(72)	1,233	(140)	1,285
Merger-related expense	2,481	—	2,481	—
Impairment related to financial centers and real estate consolidation strategy	475	—	1,108	—
Loss on extinguishment of borrowings	1,243	9,723	1,243	10,476
Other non-interest expense	15,471	18,041	30,523	34,695
Total non-interest expense	$120,629	$124,881	$238,794	$239,594

Compensation and benefits expense was $57.0 million for the three months ended June 30, 2021, compared to $54.7 million for the three months ended June 30, 2020. The increase was mainly due to a higher bonus compensation accrual and an increase in medical costs. For the six months ended June 30, 2021, compensation and employee benefits expense was $115.0 million compared to $109.5 million for the six months ended June 30, 2020. The increase in the six month period was mainly due to the same factors discussed above. The reduction in financial center personnel has offset continued hiring of commercial banking, business development and risk management personnel.

Stock-based compensation plans expense was $6.8 million in the second quarter of 2021, compared to $5.9 million in the second quarter of 2020. The increase was due to additional personnel included in our stock-based compensation plan. For additional information related to our employee benefit plans and stock-based compensation, see Note 10. “Stock-Based Compensation” in the notes to consolidated financial statements included elsewhere in this report. For the six months ended June 30, 2021, stock-based compensation expense was $13.4 million compared to $11.9 million for the six months ended June 30, 2020. The increase was due to the same factors discussed above.

Occupancy and office operations expense was $13.9 million in the second quarter of 2021, compared to $14.7 million in the second quarter of 2020. The decline in occupancy and office operations expense is due to continuing efforts to rationalize our real estate footprint. For the six months ended June 30, 2021, occupancy and office operations expense was $28.4 million, compared to $29.9 million for the six months ended June 30, 2020. This decrease was due to the same factors discussed above.

Information technology expense, which mainly includes the cost of our loan and deposit operating systems and contracted service and maintenance associated with other data processing systems, as well as amortization related to our investment in various digital initiatives, was $9.7 million in the second quarter of 2021, compared to $7.3 million in the second quarter of 2020. The increase was mainly due to investments in various back-office automation initiatives and digital banking transformation efforts, which are designed to enable us to drive future revenue growth and expand our digital offerings. For the six months ended June 30, 2021, information technology expense was $19.0 million, compared to $15.3 million for the six months ended June 30, 2020. The increase was due to the same factors discussed above.

Professional fees, were $7.6 million for the three months ended June 30, 2021, compared to $5.5 million for the three months ended June 30, 2020. The increase was mainly due to incremental fees for consulting services to assist us with automation and digital banking platform projects. For the six months ended June 30, 2021, professional fees were $14.6 million, compared to $11.2 million for the six months ended June 30, 2020. The increase was due to the same factors discussed above.

STERLING BANCORP AND SUBSIDIARIES
Amortization of intangible assets expense mainly includes amortization of core deposit intangible assets, customer lists and non-compete agreements. Amortization of intangible assets was $3.8 million in the three months ended June 30, 2021, compared to $4.2 million for the three months ended June 30, 2020. Amortization of intangible assets expense was $7.6 million for the six months ended June 30, 2021, compared to $8.4 million for the six months ended June 30, 2020. The decreases in such amortization expense were mainly due to the accelerated amortization of the core deposit intangible assets that were recorded in the merger with Astoria Financial Corporation and other acquisitions. For additional information, see Note 5. “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included elsewhere in this report.

FDIC insurance and regulatory assessments was $2.3 million and $5.6 million for the three and six months ended June 30, 2021, respectively compared to $3.6 million and $6.8 million for the three and six months period ended June 30, 2020, respectively. The decline was due to lower FDIC insurance assessment and was mainly due to a decline in average assets, retention of 100% of capital and improvement in earnings in 2021 compared to 2020.

Merger-related expense was $2.5 million for the three and six months ended June 30, 2021 and was incurred in connection with our pending merger with Webster. The expense included fees for a fairness opinion, diligence and integration efforts to date.

Impairment related to financial centers and real estate consolidation strategy was $475 thousand for the three months ended June 30, 2021. This charge included a lease termination payment of $268 thousand and decommissioning and restoration expense for another location of $207 thousand. The charge of $1.1 million for the six months also included write-off of leasehold improvements of $127 thousand, loss on sale of fixed assets from the sale of two owned locations of $309 thousand and write-off of other fixed assets abandoned when we disposed of certain facilities of $197 thousand.

Loss on extinguishment of borrowings was $1.2 million for the three and six months ended June 30, 2021 and represents the loss related to the payoff of the subordinated notes - Bank, which were redeemed on April 1, 2021. For the three and six months ended June 30, 2020, the losses of $9.7 million and $10.5 million, respectively, were related to the repayment of FHLB borrowings.
Other non-interest expense includes depreciation expense on operating leases, advertising and promotion, communications, residential mortgage loan servicing, insurance, operational losses, commercial loan processing expenses, pension and post retirement plans, recruitment fees, taxes not included in income tax expense, travel and client entertainment, and colleague training expense. The decline in the three and six months periods ended June 30, 2021 when compared to the same periods in 2020 was mainly due to incremental costs incurred in connection with the pandemic and included a contribution to the Sterling National Bank Charitable Foundation, as well as compensation and occupancy costs. See Note 11. “Other Non-Interest Expense, Other Assets and Other Liabilities” in the notes to the consolidated financial statements included elsewhere in this report for details on significant components.

Income tax expense was $24.5 million, representing an effective income tax rate of 20.0% for the three months ended June 30, 2021, compared to income tax expense of $7.1 million for the three months ended June 30, 2020. Our estimated effective income tax rate for full year 2021 is 19.5% prior to the impact of discrete items, which required additional income tax expense in the second quarter to achieve our year to date estimated expense.

Income tax expense was $47.5 million, or 19.4% of pre-tax income, for the six months ended June 30, 2021 and a benefit of $932.0 thousand, or a benefit of 1.5% for the six months ended June 30, 2020. See Note 9. “Income Taxes” in the notes to the consolidated financial statements included elsewhere in this report for additional information.

STERLING BANCORP AND SUBSIDIARIES
Portfolio Loans
The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the periods indicated.

	June 30, 2021		December 31, 2020
	Amount	%	Amount	%
Commercial:
C&I:
Traditional C&I	$2,917,848	14.1%	$2,920,205	13.4%
Asset-based lending	707,207	3.4	803,004	3.7
Payroll finance	158,424	0.8	159,237	0.7
Warehouse lending	1,229,588	5.9	1,953,677	8.9
Factored receivables	217,399	1.0	220,217	1.0
Equipment financing	1,381,308	6.7	1,531,109	7.0
Public sector finance	1,723,270	8.3	1,572,819	7.2
Total C&I	8,335,044	40.2	9,160,268	41.9
Commercial mortgage:
CRE	5,861,542	28.3	5,831,990	26.7
Multi-family	4,281,615	20.7	4,406,660	20.2
ADC	690,224	3.3	642,943	2.9
Total commercial mortgage	10,833,381	52.3	10,881,593	49.8
Total commercial	19,168,425	92.5	20,041,861	91.7
Residential mortgage	1,389,294	6.7	1,616,641	7.4
Consumer	166,378	0.8	189,907	0.9
Total portfolio loans	20,724,097	100.0%	21,848,409	100.0%
ACL - loans	(314,873)		(326,100)
Total portfolio loans, net	$20,409,224		$21,522,309
Note: the percentages in the table above are rounded to the nearest tenth of a percent.

Overview. Total portfolio loans, net, decreased $1.1 billion to $20.4 billion at June 30, 2021, compared to $21.5 billion at December 31, 2020. A slowdown in mortgage refinance activity drove a $724.1 million sequential decline in our mortgage warehouse lending balance and was the primary driver of the decline in total C&I. Repayments of multi-family loans that were predominately broker originated contributed to the decline in total commercial loans while repayments of residential mortgage loans contributed to the decline in total portfolio loans.

At June 30, 2021, total C&I loans comprised 40.2% of the total loan portfolio, compared to 41.9% at December 31, 2020. Commercial mortgage loans comprised 52.3% and 49.8% of the total loan portfolio at June 30, 2021 and December 31, 2020, respectively. Residential mortgage loans comprised 6.7% of the total loan portfolio at June 30, 2021, compared to 7.4% at December 31, 2020.

In the six months ended June 30, 2021, traditional C&I loans decreased by $2.4 million, primarily as a result of the repayment of $131.1 million of PPP loans with increases in line of credit usage and C&I loan origination activity substantially offsetting this decline.Total C&I loans declined largely as a result of the decline in warehouse lending loans discussed above and were also impacted by pay downs of asset-based lending loans, which decreased by $95.8 million and by pay downs of equipment finance loans which decreased $149.8 million.These decreases were partially offset by an increase in public sector finance loans of $150.5 million.

CRE loans increased $29.6 million in the six months ended June 30, 2021. The increase was mainly due to a uptick in demand for these loan products in our market area. Multi-family loans declined by $125.0 million in the first six months of 2021, mainly due to run-off in broker originated loans. Our CRE loans balances were impacted by the sale of $122.5 million of mostly criticized and classified commercial real estate and multifamily loans in the second quarter of 2021 and the sale of $70.0 million of mostly criticized and classified commercial real estate loans in the first quarter of 2021.

STERLING BANCORP AND SUBSIDIARIES
ADC loans, which are a component of commercial mortgage loans, increased $47.3 million in the six months ended June 30, 2021. The increase is mainly due to originations related to our affordable housing tax credit investments.

Residential mortgage loans were $1.4 billion at June 30, 2021, compared to $1.6 billion at December 31, 2020. The decline was mainly due to repayments.

Included in our residential mortgage portfolio are loans that were originated as interest-only adjustable rate mortgages (“ARM loans”) with terms of up to forty years, which have an initial fixed rate for five, seven or 10 years and convert into one year interest-only ARM loans at the end of the initial fixed rate period. Interest-only ARM loans require the borrower to pay interest only during the first ten years of the loan term, which typically results in a material increase in the borrower’s monthly payments upon conversion. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining term. There were $480.9 million of residential mortgage loans that were originated as interest only ARM loans at June 30, 2021 compared to $599.5 million at December 31, 2020.

Non-Performing Loans and Non-Performing Assets
The table below sets forth the amounts and categories of our NPAs at the dates indicated. There were no warehouse lending or public sector finance loans that were non-performing at such dates.

	June 30,	December 31,
	2021	2020
Non-accrual loans:
Traditional C&I	$41,593	$19,223
Asset-based lending	7,535	5,255
Payroll finance	652	2,300
Equipment financing	23,452	30,634
CRE	48,074	46,053
Multi-family	327	4,485
ADC	25,000	30,000
Residential mortgage	17,132	18,661
Consumer	9,554	10,278
Total non-accrual loans	173,319	166,889
Accruing loans past due 90 days or more	—	170
Total NPLs	173,319	167,059
OREO	816	5,347
Total NPAs	$174,135	$172,406
TDRs accruing and not included above	$24,681	$37,492
Ratios:
NPLs to total loans	0.84%	0.76%
NPAs to total assets	0.60	0.58

NPAs and NPLs. NPLs include non-accrual loans and accruing loans past due 90 days or more. NPAs include NPLs and OREO. At June 30, 2021, total NPLs increased $6.3 million to $173.3 million compared to $167.1 million at December 31, 2020. Non-accrual loans were $173.3 million and there were no loans 90 days past due and still accruing interest as of June 30, 2021. Non-accrual loans increased by $6.4 million to $173.3 million at June 30, 2021 from $166.9 million at December 31, 2020. The increase was mainly due to two C&I relationships, one CRE relationship and smaller ABL loans which are in the process of work-out or exit, partially offset by the payoff of one CRE relationship and two C&I relationships and the partial charge off of one ADC loan.

TDRs. TDRs still accruing interest income are loans modified for borrowers that have experienced financial difficulties but are performing in accordance with the modified terms of their loan and were performing prior to the modification. Loan modification concessions may include actions such as an extension of the maturity date or the lowering of interest rates and monthly payments. At June 30, 2021, total TDRs were $52.5 million, of which $24.7 million were performing in accordance with their modified terms and $27.9 million were non-accrual. At December 31, 2020, total TDRs were $79.0 million of which $37.5 million were performing and $41.5 million were non-accrual. The decrease in TDRs at June 30, 2021 was primarily due to the loan sales mentioned above and the payoff of one CRE relationship. TDR balances are more fully discussed in Note 3. “Portfolio Loans - TDRs” in the notes to the

STERLING BANCORP AND SUBSIDIARIES
consolidated financial statements included elsewhere in this report. As of June 30, 2021, there were no commitments to lend additional funds to borrowers with loans that have been classified as TDRs.

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

At June 30, 2021, we had approved CARES Act conforming payment deferrals on outstanding loan balances as shown in the following table:

	Loan balance outstanding	Deferral of principal and interest	%
Traditional C&I	$2,917,848	$—	—%
Asset-based lending	707,207	—	—
Payroll finance	158,424	—	—
Warehouse lending	1,229,588	—	—
Factored receivables	217,399	—	—
Equipment finance	1,381,308	1,577	0.1
Public sector finance	1,723,270	—	—
Commercial real estate	5,861,542	47,738	0.8
Multi-family	4,281,615	5,166	0.1
ADC	690,224	—	—
Residential	1,389,294	51,881	3.7
Consumer	166,378	3,402	2.0
Total Portfolio loans	$20,724,097	$109,764	0.5%

Principal and interest deferrals were in place in respect of loans representing 0.5% of our loan portfolio. Deferrals consist mainly of 90-day principal and interest deferral with the ability to extend an additional 90-day period at the Bank’s option. We are closely monitoring and working with our clients to determine ongoing deferral extensions and requests.

SBA PPP Loans. As of June 30, 2021, we had 13 portfolio loans totaling $7.8 million outstanding and all loans are in the process of being forgiven.

OREO. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO until such time as it is sold. When real estate is transferred to OREO, it is recorded at fair value less cost to sell. If the fair value less cost to sell is less than the loan balance, the difference is charged against the ACL - loans. After transfer to OREO, we regularly update the fair value of the properties. Subsequent declines in fair value are charged to current earnings and included in other non-interest expense as part of OREO expense. At June 30, 2021, we had OREO properties with a recorded balance of $816 thousand, compared to $5.3 million at December 31, 2020. The decrease was mainly due to sales of OREO properties for cash. We had no additions to OREO in the six months ended June 30, 2021.

Classification of Assets. Our determination as to the classification of our assets and the amount of our ACL - loans is subject to review by our regulators, who can direct the charge-off of loans and order the establishment of additional ACL. Management regularly reviews

STERLING BANCORP AND SUBSIDIARIES
our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. As of June 30, 2021, we had $388.5 million of loans designated as special mention compared to $461.5 million at December 31, 2020. The decrease in the first half of 2021 was mainly due to approximately $100 million of loans that were downgraded to substandard, approximately $80 million of loans that were upgraded to pass, approximately $25 million of repayments and approximately $20 million of loans included in our loan sales. These declines were partially offset by approximately $165 million of loans, mainly multi-family, CRE and C&I that were newly designated special mention during the period. The vast majority of the borrowers continue to perform.

On the basis of management’s review of our assets at June 30, 2021, classified assets consisted of loans of $616.4 million ($611.8 million were rated substandard and one loan of $4.6 million was rated doubtful) and OREO of $816 thousand. Substandard loans were $528.8 million and OREO was $5.3 million at December 31, 2020. The increase in substandard loans in the six months ended June 30, 2021 was mainly related to loans transferred from special mention and newly designated classified loans of approximately $210 million, and was partially offset by approximately $80 million of substandard loans that were included in our loan sales, approximately $40 million of repayments and approximately $6 million of charge-offs. Our asset resolution team is working with these borrowers to reduce the outstanding balances and maximize repayments.

ACL - Loans. The ACL - loans is a valuation account that is deducted from the amortized cost basis of portfolio loans to present the net amount expected to be collected on portfolio loans over their contractual life.

Our estimate of credit losses at June 30, 2021 is based in part on the macro-economic forecasts and assumptions contained in the Moody’s June 20, 2021 Forecast Vintage Baseline Scenario.

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

The ACL - loans decreased from $326.1 million at December 31, 2020 to $314.9 million at June 30, 2021. The ACL - loans at June 30, 2021 represented 181.7% of non-performing loans and 1.52% of total portfolio loans. At December 31, 2020, the allowance for loan losses represented 195.2% of non-performing loans and 1.49% of total portfolio loans.

STERLING BANCORP AND SUBSIDIARIES
Allocation of ACL - loans. The following table sets forth the ACL - loans allocated by loan category, the total loan balances by category (excluding loans held for sale), and the percent of loans in each category to total loans at the dates indicated. The ACL allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	June 30, 2021			December 31, 2020
	Allowance for credit losses	Loan balance	% of ACL to loan balance	Allowance for loan losses	Loan balance	% of ACL to loan balance
Traditional C&I	$47,494	$2,917,848	1.63%	$42,670	$2,920,205	1.46%
Asset-based lending	10,474	707,207	1.48	12,762	803,004	1.59
Payroll finance	1,567	158,424	0.99	1,957	159,237	1.23
Warehouse lending	1,087	1,229,588	0.09	1,724	1,953,677	0.09
Factored receivables	3,025	217,399	1.39	2,904	220,217	1.32
Equipment financing	27,987	1,381,308	2.03	31,794	1,531,109	2.08
Public sector finance	6,168	1,723,270	0.36	4,516	1,572,819	0.29
CRE	155,589	5,861,542	2.65	155,313	5,831,990	2.66
Multi-family	32,054	4,281,615	0.75	33,320	4,406,660	0.76
ADC	11,371	690,224	1.65	17,927	642,943	2.79
Residential mortgage	14,032	1,389,294	1.01	16,529	1,616,641	1.02
Consumer	4,025	166,378	2.42	4,684	189,907	2.47
Total	$314,873	$20,724,097	1.52	$326,100	$21,848,409	1.49

Collateral Dependent Loans. A loan must meet both of the following conditions to be considered collateral dependent:
•We expect repayment of the financial asset to be provided substantially through the operation or sale of the collateral.
•We determined the borrower is experiencing financial difficulty as of the financial statement date.

Generally, loans are identified as collateral dependent when the loan is in foreclosure, is a TDR or is a loan that was measured for impairment when we adopted CECL on January 1, 2020. For collateral dependent loans, we measure the expected credit losses based on the difference between the fair value of the collateral and the amortized cost basis. If the loan is in foreclosure, or we determine foreclosure is probable, we reduce the fair value of the collateral by cost to sell the asset. If we expect repayment from the operation of the asset, we do not reduce for the cost to sell.

Collateral dependent loans were $143.3 million at June 30, 2021 which was decrease of $1.7 million from $145.0 million at December 31, 2020. The decrease in collateral dependent loans was mainly due to payoffs of three C&I relationships, one CRE relationship, the partial charge-off of an ADC loan and the sale of certain CRE and multi-family loans. This decrease was partially offset by the addition of one CRE relationship and one C&I relationship. As our CECL methodology allows us to determine fair value and expected credit losses for each loan individually, we now consider loans collateral dependent based on the criteria discussed above. At June 30, 2021 we had specific reserves of $21.6 million allocated to $103.2 million in principal on loans that are considered collateral dependent loans in our ACL.

Changes in Financial Condition between June 30, 2021 and December 31, 2020
Total assets decreased $676.2 million at June 30, 2021, compared to December 31, 2020. Components of the change in total assets were:
•Cash balances increased $182.4 million to $487.4 million at June 30, 2021, compared to December 31, 2020. The increase was mainly due to increases in deposit balances and contraction in our loan balances.
•Total investment securities increased by $327.0 million to $4.4 billion at June 30, 2021, compared to $4.0 billion at December 31, 2020. The increase in investment securities included the purchase of US Treasury and corporate securities in response to the significant levels of excess liquidity generated by deposit inflows and the contraction in our loan portfolio.
•Portfolio loans, net decreased $1.1 billion at June 30, 2021, compared to December 31, 2020, primarily as a result of the following:
◦Commercial loans decreased by $873.4 million to $19.2 billion at June 30, 2021, compared to $20.0 billion at December 31, 2020. The decline was mainly due to a slowdown in mortgage refinance activity which resulted in a $724.1 million decline in mortgage warehouse loans.

STERLING BANCORP AND SUBSIDIARIES
◦Residential mortgage loans held in our loan portfolio declined by $227.3 million to $1.4 billion at June 30, 2021 compared to $1.6 billion at December 31, 2020 mainly due to repayments.
•Other assets decreased by $60.2 million to $1.0 billion at June 30, 2021, compared to $1.1 billion at December 31, 2020. The components of other assets are as follows:

	June 30,	December 31,
	2021	2020
Low income housing tax credit investments	$492,298	$488,303
Right of use asset for operating leases	100,145	105,667
Fair value of swaps	107,361	149,797
Cash on deposit as swap collateral net of settlement	62,513	82,478
Operating leases - equipment and vehicles leased to others	46,116	55,224
Other assets	194,770	181,934
	$1,003,203	$1,063,403
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
•Fair value of swaps reflects the change in value since date of inception of our back-to-back commercial client loan swap program and positions, which are discussed in Note 8. “Derivatives” in the notes to consolidated financial statements included elsewhere in this report. The decrease was mainly due to the increase in interest rates in the six months ended June 30, 2021.
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

Total liabilities decreased $808.6 million to $24.4 billion at June 30, 2021 as compared to December 31, 2020. The decrease was mainly due to the following:
•FHLB borrowings decreased $382.0 million, fed funds purchased decreased $277.0 million, and Subordinated Notes - Bank declined $143.7 million compared to December 31, 2020. The decreases were funded from excess liquidity generated by increases in our deposit base and loan repayments.
•Other liabilities decreased $38.9 million to $689.8 million at June 30, 2021, compared to $728.7 million at December 31, 2020. The decrease was mainly due to declines in compensation payable, as a result of the payment in the first quarter of accrued bonuses and a decline in the value of swap liabilities due to changes in interest rates.
The decreases above were partially offset by the following increases:
•Total deposits increased $27.2 million to $23.1 billion at June 30, 2021, compared to $23.1 billion at December 31, 2020. Our core deposits were $22.6 billion at June 30, 2021, which represented 97.7% of our total deposit balances. The increase in the first six months of June 30, 2021 included increases primarily in interest bearing and non-interest bearing transaction accounts, money market accounts and municipal deposits. Certificate of deposit accounts declined $563.1 million mainly due to higher costing balances that matured and were not renewed.
•Municipal deposits increased $195.8 million to $1.8 billion at June 30, 2021, compared to $1.6 billion at December 31, 2020. The increase was mainly due to growth generated from our municipal and public sector banking teams.

Supplemental Reporting of Non-GAAP Financial Measures
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance and to assess our performance compared to our annual budget and strategic plans. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors, analysts, regulators and others information that we use to manage and evaluate our performance each period. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements, and notes

STERLING BANCORP AND SUBSIDIARIES
thereto for the quarter ended June 30, 2021 included elsewhere in this report, and the year ended December 31, 2020, included in our Annual Report for the year ended December 31, 2020 filed on Form 10-K.

	June 30,
	2021	2020
The following table shows the reconciliation of pretax pre-provision net revenue to adjusted pretax pre-provision net revenue(1):
Net interest income	$218,527	$213,299
Non-interest income	30,214	26,090
Total net interest income and non-interest income	248,741	239,389
Non-interest expense	120,629	124,881
Pretax pre-provision net revenue	128,112	114,508

Adjustments:
Net (gain) on sale of securities	—	(485)
Loss on extinguishment of debt	1,243	9,723
Impairment related to financial centers and real estate consolidation strategy	475	—
Merger-related expense	2,481	—
Amortization of non-compete agreements and acquired customer list intangible assets	148	172
Adjusted pretax pre-provision net revenue including accretion income	132,459	123,918
Accretion income	(7,812)	(10,086)
Adjusted pretax pre-provision net revenue excluding accretion income	$124,647	$113,832
See legend beginning on page 64.

	June 30,
	2021	2020
The following table shows the reconciliation of stockholders’ equity to tangible common equity and the tangible common equity ratio [2]:
Total assets	$29,143,918	$30,839,893
Goodwill and other intangibles	(1,769,494)	(1,785,446)
Tangible assets	27,374,424	29,054,447
Stockholders’ equity	4,722,856	4,484,187
Preferred stock	(136,224)	(137,142)
Goodwill and other intangibles	(1,769,494)	(1,785,446)
Tangible common stockholders’ equity	2,817,138	2,561,599
Common stock outstanding at period end	192,715,433	194,458,805
Common stockholders’ equity as a % of total assets	15.74%	14.10%
Book value per common share	$23.80	$22.35
Tangible common equity as a % of tangible assets	10.29%	8.82%
Tangible book value per common share	$14.62	$13.17
See legend beginning on page 64.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
The following table shows the reconciliation of reported return on average tangible assets and adjusted return on average tangible assets [3]:
Average assets	$29,390,977	$30,732,914	$29,486,261	$30,608,673
Average goodwill and other intangibles	(1,771,971)	(1,788,200)	(1,773,848)	(1,790,300)
Average tangible assets	27,619,006	28,944,714	27,712,413	28,818,373
Net income available to common stockholders	96,380	48,820	193,567	60,991
Net income, if annualized	386,579	196,353	390,342	122,317
Reported return on average tangible assets	1.40%	0.68%	1.41%	0.42%
Adjusted net income (non-GAAP)	$100,444	$56,926	$196,836	$53,733
Annualized adjusted net income	402,880	228,955	396,934	107,761
Adjusted return on average tangible assets (non-GAAP)	1.46%	0.79%	1.43%	0.38%
See legend beginning on page 64.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
The following table shows the reconciliation of reported net income and reported EPS (GAAP) to adjusted net income available to common stockholders (non-GAAP) and adjusted diluted EPS (non-GAAP)[4]:
Income before income tax expense	$122,862	$57,902	$244,967	$64,007
Income tax expense (benefit)	24,523	7,110	47,478	(932)
Net income (GAAP)	98,339	50,792	197,489	64,939
Adjustments:
Net (gain) on sale of securities	—	(485)	(706)	(8,896)
Impairment related to financial centers and real estate consolidation strategy	475	—	1,108	—
Net loss on extinguishment of borrowings	1,243	9,723	1,243	10,467
Merger-related expense	2,481	—	2,481	—
Amortization of non-compete agreements and acquired customer lists	148	172	296	343
Total pre-tax adjustments	4,347	9,410	4,422	1,914
Adjusted pre-tax income	127,209	67,312	249,389	65,921
Adjusted income tax expense	24,806	8,414	48,631	8,240
Adjusted net income (non-GAAP)	102,403	58,898	200,758	57,681
Preferred stock dividend	1,959	1,972	3,922	3,948
Adjusted net income available to common stockholders (non-GAAP)	$100,444	$56,926	$196,836	$53,733

Weighted average diluted shares	192,292,989	193,604,431	192,456,817	195,168,557
Diluted EPS as reported (GAAP)	$0.50	$0.25	$1.01	$0.31
Adjusted diluted EPS (non-GAAP)	0.52	0.29	1.02	0.28
See legend beginning on page 64.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
The following table shows the reconciliation of reported return on average tangible common stockholders’ equity and adjusted return on average tangible common stockholders’ equity [5]:
Average stockholders’ equity	$4,670,718	$4,464,403	$4,643,838	$4,485,470
Average preferred stock	(136,455)	(137,361)	(136,570)	(137,470)
Average goodwill and other intangibles	(1,771,971)	(1,788,200)	(1,773,848)	(1,790,300)
Average tangible common stockholders’ equity	2,762,292	2,538,842	2,733,420	2,557,700
Net income available to common stockholders	96,380	48,820	193,567	60,991
Net income, if annualized	386,579	196,353	390,342	122,317
Reported return on average tangible common stockholders’ equity	13.99%	7.73%	14.28%	4.78%
Adjusted net income (non-GAAP)	$100,444	$56,926	$196,836	$53,733
Annualized adjusted net income	402,880	228,955	396,934	107,761
Adjusted return on average tangible common stockholders’ equity (non-GAAP)	14.58%	9.02%	14.52%	4.21%
See legend beginning below

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
The following table shows the reconciliation of the reported operating efficiency ratio and adjusted operating efficiency ratio[6]:
Net interest income	$218,527	$213,299	$436,441	$425,071
Non-interest income	30,214	26,090	62,570	73,416
Total revenue	248,741	239,389	499,011	498,487
Tax equivalent adjustment on securities	3,115	3,411	6,235	6,865
Net loss (gain) on sale of securities	—	(485)	(706)	(8,896)
Depreciation of operating leases	(2,917)	(3,136)	(6,042)	(6,628)
Adjusted total revenue (non-GAAP)	248,939	239,179	498,498	489,828
Non-interest expense	120,629	124,881	238,794	239,594
Impairment related to financial centers and real estate consolidation strategy	(475)	—	(1,108)	—
Net loss on extinguishment of borrowings	(1,243)	(9,723)	(1,243)	(10,467)
Merger-related expense	(2,481)	—	(2,481)	—
Depreciation of operating leases	(2,917)	(3,136)	(6,042)	(6,628)
Amortization of intangible assets	(3,776)	(4,200)	(7,552)	(8,400)
Adjusted non-interest expense (non-GAAP)	$109,737	$107,822	$220,368	$214,099
Reported operating efficiency ratio (non-GAAP)	48.5%	52.2%	47.9%	48.1%
Adjusted operating efficiency ratio (non-GAAP)	44.1	45.1	44.2	43.7
_______________
See legend beginning below.

1 PPNR is a non-GAAP financial measure calculated by summing our GAAP net interest income plus GAAP non-interest income minus our GAAP non-interest expense and eliminating provision for credit losses and income taxes. We believe the use of PPNR provides useful information to readers of our financial statements because it enables an assessment of our ability to generate earnings to cover losses through a credit cycle. Adjusted PPNR includes the adjustments we make for adjusted earnings and excludes accretion income. We believe adjusted PPNR supplements our PPNR calculation. We use this calculation to assess our performance in the current operating environment.

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

Liquidity and Capital Resources
Capital. Stockholders’ equity was $4.7 billion as of June 30, 2021, an increase of $132.3 million relative to December 31, 2020. The increase was mainly due to net income of $197.5 million, stock-based compensation and stock option exercises of $16.0 million, partially offset by common stock repurchases of $27.3 million, common shares acquired from stock compensation plan activity of $6.6 million, common dividends of $26.9 million, preferred dividends of $4.4 million, and other comprehensive loss of $15.9 million, which was primarily due to a decline in the fair value of our AFS portfolio.

In the first quarter of 2021, we repurchased 1,235,372 common shares at a cost of $27.3 million and an average price of $22.12 per share. Pursuant to the Merger Agreement with Webster, we did not repurchase any common shares in the open market in the second quarter of 2021.

We paid dividends of $0.07 per common share in each quarter of 2020 and the first two quarters of 2021. On July 21, 2021, our Board of Directors approved a dividend of $0.07 per common share, which is payable August 16, 2021 to our holders of record of August 2, 2021. We paid dividends of $16.25 per preferred share in each quarter of 2020 and the first two quarters of 2021. In addition, on July 15, 2021, we paid a dividend of $16.25 per preferred share.

Liquidity. As discussed in our 2020 Form 10-K, our liquidity position is continuously monitored and we make adjustments to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic activity, volatility in the financial markets, unexpected credit events or other significant occurrences. Contingencies have been expanded to include analysis of the impact to cash flows associated with outstanding forbearance agreements and other factors associated with the pandemic. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of June 30, 2021, our management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on us.

At June 30, 2021, the Bank had $487.4 million in cash and cash equivalents on hand and unused borrowing capacity at the FHLB of $6.0 billion. In addition, the Bank may purchase federal funds from other institutions and enter into additional repurchase agreements. The Bank had $2.4 billion of unencumbered securities available to pledge as collateral as of June 30, 2021.

STERLING BANCORP AND SUBSIDIARIES
We are a bank holding company and do not conduct business operations. Our primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. At June 30, 2021, the Bank had capacity to pay approximately $163.7 million of dividends to us under regulatory guidelines without prior regulatory approval.

We had cash on hand of $132.3 million at June 30, 2021. In the first six months of 2021, we received dividends from the Bank of $80.0 million and our primary uses of cash were $27.3 million for common stock repurchases and $31.3 million for dividends.

We have a $35.0 million credit facility with a financial institution for general corporate purposes. The credit facility has no outstanding balance and requires us and the Bank to maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. We and the Bank were in compliance with all requirements at June 30, 2021. The facility expires on November 28, 2021.

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

STERLING BANCORP AND SUBSIDIARIES
Estimated Changes in EVE and NII. The table below sets forth, as of June 30, 2021, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$5,038,435	$451,345	9.8%	$1,060,793	$185,445	21.2%
+200	4,999,332	412,242	9.0	1,000,516	125,168	14.3
+100	4,847,539	260,449	5.7	936,772	61,424	7.0
0	4,587,090	—	—	875,348	—	—
-100	4,072,521	(514,569)	(11.2)	810,863	(64,485)	(7.4)
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

During the six months ended June 30, 2021, the federal funds target rate remained in the range 0.00 - 0.25%. U.S. Treasury yields with two year maturities increased 12 basis points from 0.13% to 0.25% over the six months ended June 30, 2021, while the yield on U.S. Treasury 10-year notes increased 52 basis points from 0.93% to 1.45% over the same period. The greater increase in interest rates on longer-term maturities relative to the lesser increase in interest rates on shorter-terms maturities resulted in a steeper 2-10 year U.S. Treasury yield curve at June 30, 2021 compared to December 31, 2020. At its June 2021 meeting, the Federal Open Markets Committee stated that it will be appropriate to maintain the current federal funds target rate until labor market conditions have reached levels consistent with the Committee’s assessment of maximum employment and inflation has risen to two percent and is on track to moderately exceed 2 percent for some time.

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

Changes in Internal Controls
There were no changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
We did not repurchase any common shares in the open market in the second quarter of 2021. We have 13,511,810 shares remaining for repurchase under our Board approved stock repurchase plan; however, under the terms of the Merger Agreement, we have suspended further repurchases.

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

Sterling Bancorp

Date:	July 30, 2021	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	July 30, 2021	By:	/s/ Beatrice Ordonez
Beatrice Ordonez
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)