Form 10-Q
period 2021-09-30
STERLING BANCORP
filed 2021-10-29
CIK 1070154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Shares outstanding as of October 28, 2021
$0.01 per share	192,700,767

STERLING BANCORP AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
ASSETS:
Cash and due from banks	$929,320	$305,002
Securities available for sale, at estimated fair value	2,614,822	2,298,618
Securities held to maturity (“HTM”), net of allowance for credit losses (“ACL”) of $749 at September 30, 2021 and $1,499 at December 31, 2020	1,669,147	1,740,838
Loans held for sale	—	11,749
Portfolio loans	21,276,549	21,848,409
ACL - loans	(309,915)	(326,100)
Portfolio loans, net	20,966,634	21,522,309
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, at cost	151,004	166,190
Accrued interest receivable	99,450	97,505
Premises and equipment, net	202,519	202,555
Goodwill	1,683,482	1,683,482
Other intangible assets, net	82,236	93,564
Bank owned life insurance (“BOLI”)	640,294	629,576
Other real estate owned	816	5,347
Other assets	988,701	1,063,403
Total assets	$30,028,425	$29,820,138
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$23,936,023	$23,119,522
FHLB and other borrowings	—	382,000
Federal funds purchased	—	277,000
Repurchase agreements	31,023	27,101
Subordinated Notes - Bank	—	143,703
Subordinated Notes - Company	492,383	491,910
Mortgage escrow funds	79,221	59,686
Other liabilities	692,146	728,702
Total liabilities	25,230,796	25,229,624
Commitments and Contingent liabilities (See Note 14. “Commitments and Contingencies”)
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $0.01 per share; 10,000,000 shares authorized; 135,000 shares issued and outstanding at September 30, 2021 and December 31, 2020)	135,986	136,689
Common stock (par value $0.01 per share; 310,000,000 shares authorized at September 30, 2021 and December 31, 2020; 229,872,925 shares issued at September 30, 2021 and December 31, 2020; 192,681,503 and 192,923,371 shares outstanding at September 30, 2021 and December 31, 2020, respectively)	2,299	2,299
Additional paid-in capital	3,760,279	3,761,993
Treasury stock, at cost (37,191,422 shares at September 30, 2021 and 36,949,554 shares at December 31, 2020)	(697,433)	(686,911)
Retained earnings	1,539,354	1,291,628
Accumulated other comprehensive income, net of tax expense of $21,829 at September 30, 2021 and $32,399 at December 31, 2020	57,144	84,816
Total stockholders’ equity	4,797,629	4,590,514
Total liabilities and stockholders’ equity	$30,028,425	$29,820,138
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Income Statements (Unaudited)
(Dollars in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest and dividend income:
Loans and loan fees	$197,157	$213,009	$604,697	$668,352
Securities taxable	15,433	18,623	46,534	58,107
Securities non-taxable	11,607	12,257	35,063	38,085
Other earning assets	892	769	2,952	6,867
Total interest and dividend income	225,089	244,658	689,246	771,411
Interest expense:
Deposits	6,161	18,251	21,727	92,142
Borrowings	5,091	8,583	17,241	36,374
Total interest expense	11,252	26,834	38,968	128,516
Net interest income	213,837	217,824	650,278	642,895
Provision for credit losses - loans	—	31,000	16,000	224,183
Provision for credit losses - held to maturity securities	—	(1,000)	(750)	703
Net interest income after provision for credit losses	213,837	187,824	635,028	418,009
Non-interest income:
Deposit fees and service charges	7,007	5,960	20,666	17,928
Accounts receivable management / factoring commissions and fees	5,937	5,393	16,854	15,349
Bank owned life insurance	5,009	5,363	14,945	15,331
Loan commissions and fees	8,620	7,290	27,859	26,317
Investment management fees	1,819	1,735	5,689	4,960
Net gain on sale of securities	1,656	642	2,361	9,539
Net gain on called securities	85	—	19	4,880
Other	2,414	1,842	6,724	7,337
Total non-interest income	32,547	28,225	95,117	101,641
Non-interest expense:
Compensation and benefits	57,178	55,960	172,218	165,504
Stock-based compensation plans	6,648	5,869	20,046	17,788
Occupancy and office operations	13,967	14,722	42,357	44,616
Information technology	10,214	8,422	29,201	23,752
Professional fees	7,251	6,343	21,889	17,550
Amortization of intangible assets	3,776	4,200	11,328	12,600
FDIC insurance and regulatory assessments	2,844	3,332	8,418	10,176
Other real estate owned expense, net	1	151	(139)	1,436
Merger-related expense	4,581	—	7,062	—
Impairment related to financial centers and real estate consolidation strategy	118	—	1,226	—
Loss on extinguishment of borrowings	—	6,241	1,243	16,713
Other	18,390	14,122	48,913	48,821
Total non-interest expense	124,968	119,362	363,762	358,956
Income before income tax expense	121,416	96,687	366,383	160,694
Income tax expense	25,745	12,280	73,223	11,348
Net income	95,671	84,407	293,160	149,346
Preferred stock dividend	1,956	1,969	5,878	5,917
Net income available to common stockholders	$93,715	$82,438	$287,282	$143,429
Weighted average common shares:
Basic	191,508,071	193,494,929	191,606,643	194,436,137
Diluted	192,340,487	193,715,943	192,417,008	194,677,020
Earnings per common share:
Basic	$0.49	$0.43	$1.50	$0.74
Diluted	0.49	0.43	1.49	0.74
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$95,671	$84,407	$293,160	$149,346
Other comprehensive income, before tax:
Change in unrealized holding (losses) gains on securities available for sale	(14,827)	(1,296)	(33,685)	76,815
Reclassification adjustment for net realized (gains) included in net income	(1,656)	(642)	(2,361)	(9,539)
Accretion of net unrealized loss on securities transferred to held to maturity	28	131	113	288
Change in the actuarial loss of defined benefit plan and post-retirement benefit plans	212	779	(2,309)	(1,712)
Total other comprehensive (loss) income, before tax	(16,243)	(1,028)	(38,242)	65,852
Deferred tax benefit (expense) related to other comprehensive income	4,488	284	10,570	(18,202)
Other comprehensive (loss) income, net of tax	(11,755)	(744)	(27,672)	47,650
Comprehensive income	$83,916	$83,663	$265,488	$196,996
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share and per share data)

	Number of common shares	Preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balance at January 1, 2020	198,455,324	$137,581	$2,299	$3,766,716	$(583,408)	$1,166,709	$40,216	$4,530,113
Cumulative effect of change in accounting principle (adoption of Current Expected Credit Loss standard (“CECL”))	—	—	—	—	—	(54,254)	—	(54,254)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	198,455,324	137,581	2,299	3,766,716	(583,408)	1,112,455	40,216	4,475,859
Net income	—	—	—	—	—	14,147	—	14,147
Other comprehensive income	—	—	—	—	—	—	27,405	27,405
Stock options & other stock transactions, net	41,000	—	—	—	346	68	—	414
Common shares acquired from stock compensation plan activity	(316,582)	—	—	(24,516)	5,916	14,187	—	(4,413)
Stock-based compensation	1,181,673	—	—	7,308	(1,891)	589	—	6,006
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(13,768)	—	(13,768)
Cash dividends declared ($16.25 per preferred share)	—	(218)	—	—	—	(1,976)	—	(2,194)
Purchase of treasury stock	(4,900,759)	—	—	—	(81,032)	—	—	(81,032)
Balance at March 31, 2020	194,460,656	137,363	2,299	3,749,508	(660,069)	1,125,702	67,621	4,422,424
Net income	—	—	—	—	—	50,792	—	50,792
Other comprehensive income	—	—	—	—	—	—	20,989	20,989
Stock options & other stock transactions, net	10,000	—	—	—	95	6	—	101
Common shares acquired from stock compensation plan activity	(14,467)	—	—	(180)	(16)	5	—	(191)
Stock-based compensation	2,616	—	—	6,146	(233)	—	—	5,913
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(13,648)	—	(13,648)
Cash dividends declared ($16.25 per preferred share)	—	(221)	—	—	—	(1,972)	—	(2,193)
Balance at June 30, 2020	194,458,805	$137,142	$2,299	$3,755,474	$(660,223)	$1,160,885	$88,610	$4,484,187
Net income	—	—	—	—	—	84,407	—	84,407
Other comprehensive income	—	—	—	—	—	—	(744)	(744)
Stock options & other stock transactions, net	9,500	—	—	—	90	5	—	95
Common shares acquired from stock compensation plan activity	(19,662)	—	—	(263)	(43)	16	—	(290)
Stock-based compensation	10,199	—	—	6,005	(136)	—	—	5,869
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(13,545)	—	(13,545)
Cash dividends declared ($16.25 per preferred share)	—	(225)	—	—	—	(1,969)	—	(2,194)
Balance at September 30, 2020	194,458,842	$136,917	$2,299	$3,761,216	$(660,312)	$1,229,799	$87,866	$4,557,785

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share and per share data)

	Number of common shares	Preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at January 1, 2021	192,923,371	$136,689	$2,299	$3,761,993	$(686,911)	$1,291,628	$84,816	$4,590,514
Net income	—	—	—	—	—	99,150	—	99,150
Other comprehensive loss	—	—	—	—	—	—	(27,225)	(27,225)
Stock options & other stock transactions, net	73,946	—	—	—	1,376	(624)	—	752
Common shares acquired from stock compensation plan activity	(332,290)	—	—	(23,241)	13,860	2,746	—	(6,635)
Stock-based compensation	1,138,246	—	—	7,138	(415)	(106)	—	6,617
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(13,490)	—	(13,490)
Cash dividends declared ($16.25 per preferred share)	—	(231)	—	—	—	(1,963)	—	(2,194)
Purchase of treasury stock	(1,235,372)	—	—	—	(27,325)	—	—	(27,325)
Balance at March 31, 2021	192,567,901	136,458	2,299	3,745,890	(699,415)	1,377,341	57,591	4,620,164
Net income	—	—	—	—	—	98,339	—	98,339
Other comprehensive income	—	—	—	—	—	—	11,308	11,308
Stock options & other stock transactions, net	166,459	—	—	—	3,072	(1,243)	—	1,829
Common shares acquired from stock compensation plan activity	(18,927)	—	—	70	(43)	(1)	—	26
Stock-based compensation	—	—	—	7,108	(325)	(2)	—	6,781
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(13,398)	—	(13,398)
Cash dividends declared ($16.25 per preferred share)	—	(234)	—	—	—	(1,959)	—	(2,193)
Balance at June 30, 2021	192,715,433	$136,224	$2,299	$3,753,068	$(696,711)	$1,459,077	$68,899	$4,722,856
Net income	—	—	—	—	—	95,671	—	95,671
Other comprehensive loss	—	—	—	—	—	—	(11,755)	(11,755)
Stock options & other stock transactions, net	8,000	—	—	—	148	(33)	—	115
Common shares acquired from stock compensation plan activity	(41,930)	—	—	10	(317)	—	—	(307)
Stock-based compensation	—	—	—	7,201	(553)	—	—	6,648
Cash dividends declared ($0.07 per common share)	—	—	—	—	—	(13,405)	—	(13,405)
Cash dividends declared ($16.25 per preferred share)	—	(238)	—	—	—	(1,956)	—	(2,194)
Balance at September 30, 2021	192,681,503	$135,986	$2,299	$3,760,279	$(697,433)	$1,539,354	$57,144	$4,797,629
See accompanying notes to consolidated financial statements.

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine months ended
	September 30,
	2021	2020

Cash flows from operating activities:
Net income	$293,160	$149,346
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses - loans	16,000	224,183
(Credit) provision for credit losses - held to maturity securities	(750)	703
Net (gain) loss from write-downs and sales of other real estate owned	(219)	874
Net loss on extinguishment of subordinated notes - Bank	1,243	—
Depreciation of premises and equipment	13,550	14,798
Loss on extinguishment of FHLB borrowings	—	16,713
Impairment on fixed assets	218	—
Impairment of early termination of leases	127	—
Amortization of intangible assets	11,328	12,600
Gain on sale of premises and equipment	(309)	—
Amortization of low income housing tax credits	35,452	24,571
Net gain on sale of securities	(2,361)	(9,539)
Gain on security calls available for sale	(36)	(4,897)
Loss on security calls held to maturity	17	17
Net gain on loans held for sale	(23,714)	(2,881)
Net amortization of premiums on securities	23,844	23,334
Amortization of premium on certificates of deposit	(696)	(1,654)
Net accretion of purchase discount and amortization of net deferred loan costs	(21,381)	(29,044)
Net accretion of debt issuance costs and amortization of premium on borrowings	527	(342)
Restricted stock compensation expense	20,046	17,788
Originations of loans held for sale	(9,936)	(36,702)
Proceeds from sales of loans held for sale	21,685	3,501
Increase in cash surrender value of bank owned life insurance	(14,945)	(15,331)
Deferred income tax benefit	(8,951)	(67,707)
Other adjustments (principally net changes in other assets and other liabilities)	91,317	(115,753)
Net cash provided by operating activities	445,216	204,578
Cash flows from investing activities:
Purchases of securities:
Available for sale	(896,749)	(294,798)
Held to maturity	(2,117)	(3,454)
Proceeds from maturities and other principal payments on securities:
Available for sale	353,137	422,942
Held to maturity	45,122	88,384
Proceeds from sales of securities available for sale	129,545	484,934
Proceeds from sales of securities held to maturity	—	93,036
Proceeds from calls of securities available for sale	57,984	138,872
Proceeds from calls of securities held to maturity	11,805	905
Portfolio loan repayments (originations), net	332,676	(1,025,418)
Proceeds from sale of commercial loans	252,094	106,996
Proceeds from sale of residential mortgage loans	—	36,070
Redemptions of FHLB and FRB stock, net	15,186	84,512
Proceeds from sales of other real estate owned	4,750	5,379
Purchases of premises and equipment	(17,320)	(14,442)
Proceeds from bank owned life insurance	4,227	3,943
Proceeds from sale of premises and equipment	3,897	9,233
Purchases of low income housing tax credits	(73,370)	(77,264)
Net cash provided by investing activities	220,867	59,830

STERLING BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine months ended
	September 30,
	2021	2020

Cash flows from financing activities:
Net increase in transaction, savings and money market deposits	1,490,941	2,894,767
Net decrease in certificates of deposit	(673,744)	(1,056,438)
Net decrease in short-term FHLB borrowings	(382,000)	(195,000)
Advances of term FHLB borrowings	—	447,000
Repayments of term FHLB borrowings	—	(2,100,000)
Advances under the Paycheck Protection Program Liquidity Facility	—	568,350
Repayment of Paycheck Protection Program Liquidity Facility	—	(450,853)
Repayment of Senior Notes	—	(173,373)
Repayment of subordinated notes - Bank	(145,000)	—
Repayment of subordinated notes - Company	—	(750)
Net (decrease) increase in other short term borrowings	(273,078)	12,545
Net increase in mortgage escrow funds	19,535	25,715
Stock options & other stock transactions, net	2,696	610
Common shares acquired related to stock compensation plan activity	(6,916)	—
Treasury shares repurchased	(27,325)	(81,032)
Cash dividends paid - common stock	(40,293)	(40,961)
Cash dividends paid - preferred stock	(6,581)	(6,581)
Net cash (used in) financing activities	(41,765)	(156,001)
Net increase in cash and cash equivalents	624,318	108,407
Cash and cash equivalents at beginning of period	305,002	329,151
Cash and cash equivalents at end of period	$929,320	$437,558
Supplemental cash flow information:
Interest payments	$36,566	$133,225
Income tax payments	45,329	16,395
Real estate acquired in settlement of loans	—	983
Loans transferred from held for sale to portfolio	—	4,500
Loans transferred from held for investment to held for sale	259,433	254,564
Operating cash flows from operating leases	11,217	15,437
Right-of-use assets obtained in exchange for lease liabilities	—	2,846
See accompanying notes to consolidated financial statements.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

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

(d) Definitive Merger Agreement with Webster Financial Corporation
On April 19, 2021, Webster Financial Corporation (NYSE: WBS) (“Webster”), the parent company of Webster Bank, National Association (“Webster Bank”), and Sterling, the parent company of the Bank, jointly announced that they had entered into a definitive agreement (the “Merger Agreement”) under which the companies will combine in an all stock merger of equals (the “Merger”). In May, Webster filed the necessary applications with federal regulators, in July we filed our joint proxy statement, and in August we received stockholder approval and approval from our primary bank regulator, the Office of the Comptroller of the Currency. We are prepared to execute the merger upon receipt of remaining regulatory approvals and subject to other customary closing conditions.

(e) Risks and Uncertainties - COVID-19
The COVID-19 pandemic and the resultant slow down in global economic activity, has continued to impact our business and our clients. In line with the continuing recovery in the broader economy and in the New York metropolitan region, we saw further improvement in our operating results in the third quarter and first nine months of 2021, when compared to the third quarter and first nine months of 2020. There continues to be some uncertainty around the Delta variant of the COVID-19 virus as well as the pace and sustainability of the economic recovery, which in combination with accommodative monetary policy, has continued to create downward pressure on yields and considerable competition for earning assets. The New York metropolitan region was disproportionately impacted by the broader deterioration in macro-economic conditions and, while we have seen an uptick in economic activity in the region, it remains below pre-pandemic levels and has continued to dampen demand for our products. Against the backdrop of an improving macro-economic outlook and stabilization of key asset quality metrics, our provision for credit losses - loans was zero and $16.0 million in the third quarter of 2021 and in the first nine months of 2021, respectively, compared to $31.0 million and $224.2 million for the respective periods in 2020. In addition, non-interest income was $32.5 million in the third quarter of 2021 compared to $28.2 million in the third quarter of 2020 which reflects an increase in transaction volumes compared to the prior year period and improvement in the business operations of many of our clients.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
We expect to see continued volatility in the broader economy and in the interest rate environment. Further, the ongoing effects of the pandemic continue to cause severe supply chain disruptions and labor shortages which could negatively impact the pace of the economic recovery. A downturn in economic activity at the national or regional level, especially if prolonged, could negatively impact the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, cause an increase in the number of non-performing loans, impair the value of collateral securing loans, and cause significant property damage, all of which could negatively impact our operating results and financial condition.

The extent to which the ongoing pandemic could materially adversely affect the longer term business climate and therefore our business and results of operations will depend on a number of evolving factors and future developments that are difficult to predict. To the extent that the pandemic adversely affects our business, financial position, results of operations and/or cash flows, it may also have the effect of heightening many of the other risks we face, including the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 26, 2021, and our Quarterly Reports on Form 10-Q for quarters ended March 31, 2021 and June 30, 2021, filed on April 30, 2021 and July 30, 2021, respectively.

(2) Securities

The following table summarizes our securities as of September 30, 2021, including a summary of the amortized cost fair value and ACL related to HTM securities and the amortized cost, fair value of AFS securities. The term “MBS” refers to mortgage-backed securities and the term “CMOs” refers to collateralized mortgage obligations. Both of these terms are further defined in Note 15. “Fair Value Measurements”:

	September 30, 2021
	Available for Sale				Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value	ACL
Residential MBS:
Agency-backed	$926,677	$30,961	$(2,356)	$955,282	$66,620	$2,824	$—	$69,444	$—
CMOs/Other MBS	226,700	8,138	—	234,838	—	—	—	—	—
Total residential MBS	1,153,377	39,099	(2,356)	1,190,120	66,620	2,824	—	69,444	—
Other securities:
US Treasury and federal agencies	370,898	3,150	(1,084)	372,964	24,892	375	—	25,267	—
Corporate	649,445	30,787	(3,240)	676,992	9,810	652	—	10,462	35
State and municipal	361,625	13,244	(123)	374,746	1,550,824	100,864	(40)	1,651,648	700
Other	—	—	—	—	17,750	128	(105)	17,773	14
Total other securities	1,381,968	47,181	(4,447)	1,424,702	1,603,276	102,019	(145)	1,705,150	749
Total securities	$2,535,345	$86,280	$(6,803)	$2,614,822	$1,669,896	$104,843	$(145)	$1,774,594	$749

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

A summary of amortized cost and estimated fair value of securities as of December 31, 2020 is presented below:

	December 31, 2020
	Available for Sale					Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value	ACL
Residential MBS:
Agency-backed	$873,358	$44,911	$(9)	$918,260	$104,329	$4,100	$—	$108,429	$—
CMOs/Other MBS	352,473	20,811	—	373,284	—	—	—	—	—
Total residential MBS	1,225,831	65,722	(9)	1,291,544	104,329	4,100	—	108,429	—
Other securities:
Federal agencies	149,852	6,615	—	156,467	24,811	844	—	25,655	—
Corporate	438,226	27,334	(2,048)	463,512	19,851	535	—	20,386	75
State and municipal	369,186	18,090	(181)	387,095	1,575,596	126,575	(69)	1,702,102	1,379
Other	—	—	—	—	17,750	189	(7)	17,932	45
Total other securities	957,264	52,039	(2,229)	1,007,074	1,638,008	128,143	(76)	1,766,075	1,499
Total securities	$2,183,095	$117,761	$(2,238)	$2,298,618	$1,742,337	$132,243	$(76)	$1,874,504	$1,499

The amortized cost and estimated fair value of securities at September 30, 2021 are presented below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential MBS are shown separately since they are not due at a single maturity date.

	September 30, 2021
	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Remaining period to contractual maturity:
One year or less	$1,671	$1,670	$27,746	$27,933
One to five years	441,892	452,863	98,153	102,829
Five to ten years	584,534	610,862	474,758	503,405
Greater than ten years	353,871	359,307	1,002,619	1,070,983
Total securities with a stated maturity date	1,381,968	1,424,702	1,603,276	1,705,150
Residential MBS	1,153,377	1,190,120	66,620	69,444
Total securities	$2,535,345	$2,614,822	$1,669,896	$1,774,594

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
Sales and calls of securities for the periods indicated below were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Available for sale:
Proceeds from sales	$108,839	$24,940	$129,545	$484,934
Gross realized gains	1,656	—	2,891	8,964
Gross realized losses	—	(128)	(530)	(195)
Income tax expense on realized net gains	331	(27)	472	1,841
Proceeds from calls	$38,904	$34,839	$58,909	$174,616
Gross realized gains	114	—	161	4,909
Gross realized losses	(17)	—	(130)	(29)
Income tax expense on realized net gains	19	—	6	610
Held to maturity(1):
Proceeds from sales	$—	$93,036	$—	$93,036
Gross realized gains	—	1,809	—	1,809
Gross realized losses	—	(1,039)	—	(1,039)
Income tax expense on realized net gains	—	162	—	162

(1) In the three months ended September 30, 2020, we sold $93.0 million of state and municipal securities that were classified held to maturity at June 30, 2020. Management evaluated the issuer and individual securities and determined that the issuer had demonstrated significant deterioration in its creditworthiness since the acquisition date.

At September 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity, other than securities issued by the U.S. federal government and its agencies.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
The following table summarizes AFS securities with unrealized losses for which an ACL has not been recorded at September 30, 2021 and December 31, 2020 aggregated by major security type and length of time in a continuous unrealized loss position:

	Continuous unrealized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS
September 30, 2021
Residential MBS:
Agency-backed	$266,531	$(2,348)	$248	$(8)	$266,779	$(2,356)
Other securities:
US Treasury and federal agencies	259,748	(1,084)	—	—	259,748	(1,084)
Corporate	101,540	(2,014)	18,774	(1,226)	120,314	(3,240)
State and municipal	8,872	(33)	7,281	(90)	16,153	(123)
Total other securities	370,160	(3,131)	26,055	(1,316)	396,215	(4,447)
Total securities	$636,691	$(5,479)	$26,303	$(1,324)	$662,994	$(6,803)
December 31, 2020
Residential MBS:
Agency-backed	$396	$(1)	$1,970	$(8)	$2,366	$(9)
Other securities:
Corporate	83,191	(2,048)	—	—	83,191	(2,048)
State and municipal	2,507	(29)	10,872	(152)	13,379	(181)
Total other securities	85,698	(2,077)	10,872	(152)	96,570	(2,229)
Total securities	$86,094	$(2,078)	$12,842	$(160)	$98,936	$(2,238)

We regularly review AFS securities for impairment resulting from credit losses using both qualitative and quantitative criteria, and based on the composition of the portfolio at each reporting period. Unrealized losses on corporate and state and municipal securities have not been recognized into income because the issuers are of high credit quality, we do not intend to sell, and it is unlikely that we will be required to sell the securities prior to their anticipated recovery. The increase in the amount of unrealized losses at September 30, 2021 compared to December 31, 2020 is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. The fair value is expected to recover as the securities approach maturity.

At September 30, 2021, a total of 52 AFS securities were in a continuous unrealized loss position for less than 12 months and 46 AFS securities were in a continuous unrealized loss position for 12 months or longer.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
At September 30, 2021 and December 31, 2020, accrued interest receivable on AFS securities was $14.9 million and $10.9 million, respectively. Accrued interest receivable on AFS securities is included in accrued interest receivable on the consolidated balance sheets. The following table summarizes HTM securities with unrecognized losses, segregated by the length of time in a continuous unrecognized loss position, for the periods presented below:

	Continuous unrecognized loss position
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
HTM
September 30, 2021
Other securities:
State and municipal	$—	$—	$3,029	$(40)	$3,029	$(40)
Other	9,999	(1)	4,895	(104)	14,894	(105)
Total securities	$9,999	$(1)	$7,924	$(144)	$17,923	$(145)
December 31, 2020
Other securities:
State and municipal	$105	$(1)	$4,386	$(68)	$4,491	$(69)
Other	9,993	(7)	—	—	9,993	(7)
Total securities	$10,098	$(8)	$4,386	$(68)	$14,484	$(76)

The following table presents the activity in the ACL - HTM securities by type of security for the nine month periods ended September 30, 2021 and 2020:

	September 30, 2021		September 30, 2020
	Type of security		Type of security
	Corporate and Other	State and municipal	Corporate and Other	State and municipal
ACL - HTM:
Balance at beginning of period	$120	$1,379	$—	$—
Impact of adoption on January 1, 2020	—	—	108	688
Provision for credit loss	(71)	(679)	7	696
Total ACL - HTM at end of period	$49	$700	$115	$1,384

The ACL - HTM securities was estimated using a discounted cash flow approach. We discounted the expected cash flows using the effective interest rate inherent in the security. For floating rate securities, we projected interest rates using forward interest rate curves. We review the term structures for probability of default, probability of prepayment, and loss given default. We estimate a reasonable and supportable term of three years, based on our back testing process.

At September 30, 2021 and December 31, 2020, accrued interest receivable on HTM securities was $17.8 million and $15.6 million, respectively, and was excluded from the estimate of ACL - HTM securities. Accrued interest receivable on HTM securities is included in accrued interest receivable on the consolidated balance sheets.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
Credit Quality Indicators
We monitor the credit quality of HTM investment securities through the use of credit ratings, internal reviews and analysis of financial information and other data, and external reviews from a third-party vendor. We monitor credit quality indicators at least quarterly, and all credit ratings were updated and reviewed as of September 30, 2021. At September 30, 2021, two HTM securities were in a continuous unrealized loss position for less than 12 months and 21 HTM securities were in a continuous unrealized loss position for 12 months or longer. The following table summarizes the amortized cost of HTM securities at September 30, 2021 aggregated by credit quality indicator:

Credit Rating:	Corporate and other	State and municipal
AAA	$—	$983,533
AA	17,750	542,627
A	—	19,963
BBB	—	64
Non-rated	9,810	4,637
Total	$27,560	$1,550,824

The majority of state and municipal securities had a rating of A or greater at September 30, 2021. State and municipal securities consist mainly of securities issued by jurisdictions located in the state of New York and securities issued by other states. Non-rated state and municipal securities consist of general obligation securities and short-term bond anticipation notes and tax anticipation notes issued by municipalities in the state of New York.

A security is considered to be delinquent once it is 30 days past due under the terms of the agreement. There were no past due securities and there were no securities on non-accrual at September 30, 2021.

Securities pledged for borrowings at the FHLB and other institutions and securities pledged for municipal deposits and other purposes, were as follows for the periods presented below:

	September 30,	December 31,
	2021	2020
AFS securities pledged for borrowings, at fair value	$31,023	$27,101
AFS securities pledged for municipal deposits, at fair value	1,067,796	569,724
HTM securities pledged for municipal deposits, at amortized cost	1,548,450	1,221,964
Total securities pledged	$2,647,269	$1,818,789

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
(3) Portfolio Loans

The composition of our total portfolio loans, which excludes loans held for sale, was the following for the periods presented below:

	September 30, 2021	December 31, 2020
Commercial:
Commercial & Industrial (“C&I”):
Traditional C&I	$3,342,356	$2,920,205
Asset-based lending	673,679	803,004
Payroll finance	166,999	159,237
Warehouse lending	1,301,639	1,953,677
Factored receivables	228,834	220,217
Equipment financing	1,254,846	1,531,109
Public sector finance	1,825,976	1,572,819
Total C&I	8,794,329	9,160,268
Commercial mortgage:
Commercial real estate (“CRE”)	5,941,508	5,831,990
Multi-family	4,296,829	4,406,660
Acquisition, development and construction (“ADC”)	694,443	642,943
Total commercial mortgage	10,932,780	10,881,593
Total commercial	19,727,109	20,041,861
Residential mortgage	1,395,248	1,616,641
Consumer	154,192	189,907
Total portfolio loans	21,276,549	21,848,409
ACL	(309,915)	(326,100)
Total portfolio loans, net	$20,966,634	$21,522,309

Portfolio loans are shown at amortized cost, which includes deferred fees deferred costs and purchase accounting adjustments, which were $271 thousand at September 30, 2021 and $20.9 million at December 31, 2020.

The balance of portfolio loans excludes accrued interest receivable. Accrued interest receivable was $66.7 million and $71.0 million at September 30, 2021 and December 31, 2020, respectively, and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. All interest accrued but not received on loans placed on non-accrual is reversed against interest income.

In the three and nine months ended September 30, 2021, we sold $23.7 million and $252.1 million of loans, respectively, largely comprised of commercial real estate loans, the majority of which were rated special mention and substandard. In connection with these sales, we charged-off against the ACL - loans the uncollectible portion, which amounted to $1.2 million and $18.8 million in the three and nine months ended September 30, 2021, respectively.

At September 30, 2021 and December 31, 2020, the Bank pledged residential mortgage and CRE loans of $5.8 billion and $6.5 billion, respectively, to the FHLB as collateral for certain borrowing arrangements. See Note 7. “Borrowings”.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
Portfolio loans:
An analysis of the aging of portfolio loans, segregated by loan type as of September 30, 2021, is presented below:

	September 30, 2021
	Current	30-59 days past due	60-89 days past due	90+ days past due	Total
Traditional C&I	$3,331,998	$3,461	$675	$6,222	$3,342,356
Asset-based lending	673,679	—	—	—	673,679
Payroll finance	166,999	—	—	—	166,999
Warehouse lending	1,301,639	—	—	—	1,301,639
Factored receivables	228,834	—	—	—	228,834
Equipment financing	1,200,107	41,005	1,077	12,657	1,254,846
Public sector finance	1,825,976	—	—	—	1,825,976
CRE	5,896,696	—	16,703	28,109	5,941,508
Multi-family	4,286,430	30	10,042	327	4,296,829
ADC	671,943	—	—	22,500	694,443
Residential mortgage	1,374,257	3,929	2,979	14,083	1,395,248
Consumer	144,198	1,444	146	8,404	154,192
Total loans	$21,102,756	$49,869	$31,622	$92,302	$21,276,549
Total TDRs included above	$45,998	$—	$572	$1,777	$48,347
Non-performing loans:
Loans 90+ days past due and still accruing					$3,371
Non-accrual loans					202,082
Total non-performing loans					$205,453

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

The following table represents an analysis of the aging of portfolio loans, segregated by loan type as of:

	December 31, 2020
	Current	30-59 days past due	60-89 days past due	90+ days past due	Total
Traditional C&I	$2,905,964	$1,215	$6,054	$6,972	$2,920,205
Asset-based lending	803,004	—	—	—	803,004
Payroll finance	159,237	—	—	—	159,237
Warehouse lending	1,953,677	—	—	—	1,953,677
Factored receivables	220,217	—	—	—	220,217
Equipment financing	1,469,653	24,286	11,077	26,093	1,531,109
Public sector finance	1,572,819	—	—	—	1,572,819
CRE	5,794,115	13,591	17,421	6,863	5,831,990
Multi-family	4,393,950	11,578	811	321	4,406,660
ADC	612,943	—	—	30,000	642,943
Residential mortgage	1,590,068	7,444	3,426	15,703	1,616,641
Consumer	178,587	1,043	907	9,370	189,907
Total loans	$21,654,234	$59,157	$39,696	$95,322	$21,848,409
Total TDRs included above	$60,257	$2,927	$13,492	$2,295	$78,971
Non-performing loans:
Loans 90+ days past due and still accruing					$170
Non-accrual loans					166,889
Total non-performing loans					$167,059

The following table presents the amortized cost basis of collateral-dependent loans by loan type and collateral as of September 30, 2021:

	Collateral type
	Real estate	Business assets	Equipment	Taxi medallions	Total
Traditional C&I	$392	$36,177	$3,273	$2,207	$42,049
Asset-based lending	—	6,722	—	—	6,722
Equipment finance	—	—	10,428	—	10,428
CRE	95,100	—	—	—	95,100
ADC	22,500	—	—	—	22,500
Residential mortgage	5,691	—	—	—	5,691
Consumer	6,192	—	—	—	6,192
Total	$129,875	$42,899	$13,701	$2,207	$188,682

Collateral-dependent loans include all loans that were deemed TDRs at September 30, 2021. In the table above, $173.8 million of the total loans were on non-accrual at September 30, 2021. Business assets that secure traditional C&I and asset-based lending loans generally include accounts receivable, inventory, machinery and equipment. There were no warehouse lending, payroll finance, factored receivables, public sector finance, or multi-family loans that were collateral-dependent at September 30, 2021.

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

The following table provides additional information on our non-accrual loans and loans 90 days past due:

	September 30, 2021			December 31, 2020
	Total Non-accrual Loans	Non-accrual loans with no ACL	Loans 90 days or more past due still accruing interest	Total Non-accrual Loans	Non-accrual loans with no ACL	Loans 90 days or more past due still accruing interest
Traditional C&I	$41,447	$4,820	$3,371	$19,223	$16,914	$94
Asset-based lending	3,790	—	—	5,255	4,613	—
Payroll finance	—	—	—	2,300	2,300	—
Equipment financing	21,478	3,737	—	30,634	11,578	2
CRE	87,014	1,382	—	46,053	38,529	74
Multi-family	327	—	—	4,485	2,156	—
ADC	22,500	—	—	30,000	—	—
Residential mortgage	16,976	2,744	—	18,661	808	—
Consumer	8,550	761	—	10,278	875	—
Total	$202,082	$13,444	$3,371	$166,889	$77,773	$170

When the ultimate collectability of the total principal of a loan is in doubt and the loan is on non-accrual status, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal of a loan is not in doubt and the loan is on non-accrual status, contractual interest is credited to interest income when received under the cash basis method.

At September 30, 2021 and December 31, 2020, the recorded carrying value of residential mortgage loans that were in the process of foreclosure was $2.9 million and $3.2 million, respectively, which is included in the balance of non-accrual residential mortgage loans above.

There were no warehouse lending, factored receivables or public sector finance loans that were non-accrual or 90 days past due at September 30, 2021 or December 31, 2020.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
The following table provides information on accrued interest receivable that was reversed against interest income for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Traditional C&I	$8	$12	$46	$61
Asset-based lending	—	—	—	67
Equipment financing	1	—	88	—
CRE	581	609	852	897
Multi-family	—	14	—	125
ADC	—	—	—	297
Residential mortgage	44	111	270	290
Consumer	4	15	35	22
Total interest reversed	$638	$761	$1,291	$1,759

Short-term Loan Deferrals
Under the CARES Act, financial institutions are permitted to not classify loan modifications that result from the impact of the COVID-19 pandemic as TDR, provided:

•The modifications were made between March 1, 2020 and, as modified by the Consolidated Appropriations Act, the earlier of January 1, 2022 or 60 days after the end of the public health emergency, and

•The underlying loans were not more than 30 days past due as of December 31, 2019.

We implemented a loan modification program in accordance with the CARES Act to provide temporary relief to borrowers that meet the requirements. The program allows for deferral of payments for up to 90 days, which we may extend for an additional 90 days at our option. The deferred payments and interest accrued during the deferral period are due and payable on or before the maturity of the loan. At September 30, 2021, we have temporary deferrals in place with borrowers on 134 loans with an outstanding balance of $76.0 million. There was $1.6 million of accrued interest associated with these loans. Under the provisions of the CARES Act, none of these loans were considered TDR at September 30, 2021. The table below reflects the balance of deferrals by principal:

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

	Loan balance outstanding	Deferral of principal and interest	%	Short-term loan deferrals rated substandard
Commercial
C&I:
Traditional C&I	$3,342,356	$—	—%	$—
Asset-based lending	673,679	—	—	—
Payroll finance	166,999	—	—	—
Warehouse lending	1,301,639	—	—	—
Factored receivables	228,834	—	—	—
Equipment finance	1,254,846	728	0.1	544
Public sector finance	1,825,976	—	—	—
Total C&I	8,794,329	728	—	544
Commercial mortgage:
Commercial real estate	5,941,508	32,365	0.5	32,365
Multi-family	4,296,829	—	—	—
ADC	694,443	—	—	—
Total commercial mortgage	10,932,780	32,365	0.3	32,365
Total commercial	19,727,109	33,093	0.2	32,909
Residential	1,395,248	39,944	2.9	—
Consumer	154,192	2,961	1.9	31
Total portfolio loans	$21,276,549	$75,998	0.4%	$32,940

There were no short-term loan deferrals rated special mention or doubtful at September 30, 2021.

TDRs
At September 30, 2021 and December 31, 2020, TDRs were $48.3 million and $79.0 million, respectively. The decline was mainly due to the repayment of $18.0 million of CRE loans and the sale of approximately $11.1 million of TDR loans in the second quarter. Of the total ACL - loans, $7.6 million at September 30, 2021 and $915 thousand at December 31, 2020 were related to TDRs. The increase in the ACL - loans related to TDRs was based on updates to our expected lifetime losses for these loans. We did not have any outstanding commitments to lend additional amounts to customers with loans classified as TDRs as of September 30, 2021 or December 31, 2020.

There were two equipment financing loan that were classified as TDR in the nine months ended September 30, 2021, including one in the third quarter of 2021. These loans were formerly included in our CARES Act modifications; however, after two modifications, the borrowers requested an additional modification, and we concluded the loans should be considered TDRs. We charged-off the loan balances to reflect estimated collateral value based on our assessment of the borrowers’ability to service the debt.
The following table presents loans classified as TDRs during the first nine months of 2021 and 2020 broken down by segment:

	September 30, 2021			September 30, 2020
		Recorded investment			Recorded investment
	Number	Pre- modification	Post- modification	Number	Pre- modification	Post- modification
Asset-based lending		$—	$—	2	$10,553	$9,822
Equipment financing	2	3,578	2,000	1	1,027	773
CRE	—	—	—	1	24,270	24,270
Total TDRs	2	$3,578	$2,000	4	$35,850	$34,865
During the nine months ended September 30, 2021, one residential mortgage TDR loan, which totaled $490 thousand, experienced payment defaults within the twelve months following the modification. During the nine months ended September 30, 2020, there were

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
three equipment finance loans, two CRE loans, two residential loans and two consumer loans that were designated TDR, which totaled $17.1 million and experienced a payment default within 12 months following the modification. A payment default is defined as missing three consecutive monthly payments or being over 90 days past due on a scheduled payment. TDRs are formal loan modifications which consist mainly of an extension of the loan maturity date, converting a loan to interest only for some defined period of time, deferral of interest payments, waiver of certain covenants, or reducing collateral requirements or interest rates.

(4) ACL - Loans

Activity in our ACL - loans for the three months ended September 30, 2021 and September 30, 2020 is summarized in the table below:

	For the three months ended September 30, 2021
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision / (credit)	Ending balance
Traditional C&I	$47,494	$(1,044)	$169	$(875)	$14,864	$61,483
Asset-based lending	10,474	(7)	—	(7)	(416)	10,051
Payroll finance	1,567	(8)	3	(5)	129	1,691
Warehouse lending	1,087	—	—	—	63	1,150
Factored receivables	3,025	—	108	108	12	3,145
Equipment financing	27,987	(968)	525	(443)	(2,070)	25,474
Public sector finance	6,168	—	—	—	(634)	5,534
CRE	155,589	(1,036)	265	(771)	(7,214)	147,604
Multi-family	32,054	(418)	—	(418)	(2,257)	29,379
ADC	11,371	(2,500)	—	(2,500)	1,509	10,380
Residential mortgage	14,032	(13)	1	(12)	(3,146)	10,874
Consumer	4,025	(110)	75	(35)	(840)	3,150
Total ACL - loans	$314,873	$(6,104)	$1,146	$(4,958)	$—	$309,915
Annualized net charge-offs to average loans outstanding:						0.10%

	For the three months ended September 30, 2020
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision / (credit)	Ending balance
Traditional C&I	$44,514	$(1,089)	$677	$(412)	$(4,429)	$39,673
Asset-based lending	30,853	(1,297)	—	(1,297)	(3,602)	25,954
Payroll finance	1,931	—	262	262	242	2,435
Warehouse lending	668	—	—	—	838	1,506
Factored receivables	10,586	(6,893)	185	(6,708)	1,266	5,144
Equipment financing	78,172	(42,128)	816	(41,312)	(1,315)	35,545
Public sector finance	3,765	—	—	—	419	4,184
CRE	98,905	(3,650)	—	(3,650)	29,008	124,263
Multi-family	36,652	—	—	—	3,056	39,708
ADC	18,195	—	—	—	(350)	17,845
Residential mortgage	33,955	(17,353)	—	(17,353)	6,235	22,837
Consumer	7,293	(97)	21	(76)	(368)	6,849
Total ACL - loans	$365,489	$(72,507)	$1,961	$(70,546)	$31,000	$325,943
Annualized net charge-offs to average loans outstanding:						1.28%

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

	For the nine months ended September 30, 2021
	Beginning balance	Charge-offs	Recoveries	Net charge-offs	Provision/ (credit)	Ending balance
Traditional C&I	$42,670	$(3,219)	$1,225	$(1,994)	$20,807	$61,483
Asset-based lending	12,762	(7)	1,998	1,991	(4,702)	10,051
Payroll finance	1,957	(94)	9	(85)	(181)	1,691
Warehouse lending	1,724	—	—	—	(574)	1,150
Factored receivables	2,904	(765)	566	(199)	440	3,145
Equipment financing	31,794	(6,380)	2,098	(4,282)	(2,038)	25,474
Public sector finance	4,516	—	—	—	1,018	5,534
CRE	155,313	(11,344)	849	(10,495)	2,786	147,604
Multi-family	33,320	(8,630)	15	(8,615)	4,674	29,379
ADC	17,927	(7,500)	—	(7,500)	(47)	10,380
Residential mortgage	16,529	(517)	38	(479)	(5,176)	10,874
Consumer	4,684	(732)	205	(527)	(1,007)	3,150
Total ACL - loans	$326,100	$(39,188)	$7,003	$(32,185)	$16,000	$309,915
Annualized net charge-offs to average loans outstanding:						0.21%

On January 1, 2020, we adopted CECL, which replaced the incurred loss method we used in prior periods for determining the provision for credit losses and the ACL. Under CECL, we record at the inception of the loan an expected loss of all cash flows we do not expect to collect over the life of the loan. The adoption of CECL on January 1, 2020 resulted in an increase in our ACL of $90.6 million, which did not impact our consolidated income statements.

	For the nine months ended September 30, 2020
	Beginning balance	CECL Day 1	Charge-offs	Recoveries	Net charge-offs	Provision/ (credit)	Ending balance
Traditional C&I	$15,951	$5,325	$(5,375)	$1,268	$(4,107)	$22,504	$39,673
Asset-based lending	14,272	11,973	(3,782)	—	(3,782)	3,491	25,954
Payroll finance	2,064	1,334	(560)	272	(288)	(675)	2,435
Warehouse lending	917	(362)	—	—	—	951	1,506
Factored receivables	654	795	(10,631)	190	(10,441)	14,136	5,144
Equipment financing	16,723	33,000	(54,784)	2,308	(52,476)	38,298	35,545
Public sector finance	1,967	(766)	—	—	—	2,983	4,184
CRE	27,965	8,037	(4,936)	644	(4,292)	92,553	124,263
Multi-family	11,440	14,906	(154)	1	(153)	13,515	39,708
ADC	4,732	(119)	(4)	105	101	13,131	17,845
Residential mortgage	7,598	14,104	(19,127)	—	(19,127)	20,262	22,837
Consumer	1,955	2,357	(1,674)	1,177	(497)	3,034	6,849
Total allowance for loan losses	$106,238	$90,584	$(101,027)	$5,965	$(95,062)	$224,183	$325,943
Annualized net charge-offs to average loans outstanding:							0.58%

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

9 - Doubtful (OCC definition) - These loans have all the weakness inherent in one classified as “Substandard” with the added characteristics that the weakness makes collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but, because of certain important and reasonably specific pending factors which may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include a proposed merger, acquisition, liquidating procedures, capital injection, perfecting liens, or additional collateral and refinancing plans.

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

Loans that are risk-rated 1 through 6 as defined above are considered to be pass-rated loans. As of September 30, 2021 and December 31, 2020, the risk category of non-pass rated loans by segment was as follows:

	September 30, 2021		December 31, 2020
	Special Mention	Substandard	Special Mention	Substandard
Traditional C&I	$24,300	$117,997	$24,162	$84,792
Asset-based lending	25,700	11,843	111,597	11,669
Payroll finance	—	—	—	2,300
Factored receivables	—	—	5,523	—
Equipment financing	18,784	36,380	7,737	45,018
CRE	155,502	323,500	249,403	280,796
Multi-family	107,925	63,895	61,146	44,872
ADC	19,384	42,384	1,407	30,000
Residential mortgage	86	17,272	468	18,942
Consumer	11	8,630	15	10,371
Total	$351,692	$621,901	$461,458	$528,760

At September 30, 2021 and December 31, 2020 there were no warehouse lending or public sector finance loans rated special mention or substandard.

At September 30, 2021, there were $4.4 million of traditional C&I loans rated doubtful and no loans rated loss. At December 31, 2020, there were $304 thousand of traditional C&I loans rated doubtful and no loans rated loss.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purposes of the table below. At September 30, 2021, our loans based on year of origination and risk designation are as follows:

	Term loans amortized cost basis by origination year							Revolving loans converted to term
	2021	2020	2019	2018	2017	Prior	Revolving loans		Total
Traditional C&I
Pass	$257,552	$241,873	$180,275	$183,148	$99,074	$113,147	$2,120,637	$—	$3,195,706
Special mention	7,596	—	33	11,032	2,879	264	2,496	—	24,300
Substandard	1,605	26,697	38,061	14,454	7,683	3,909	25,588	—	117,997
Doubtful	—	—	—	—	—	—	4,353	—	4,353
Total traditional C&I	266,753	268,570	218,369	208,634	109,636	117,320	2,153,074	—	3,342,356
Asset-based lending
Pass	12,590	17,262	6,750	3,002	6,723	32,692	557,117	—	636,136
Special mention	—	—	—	1,324	—	—	24,376	—	25,700
Substandard	—	—	—	—	—	—	11,843	—	11,843
Total asset-based lending	12,590	17,262	6,750	4,326	6,723	32,692	593,336	—	673,679
Payroll finance
Pass	—	—	—	—	—	—	166,999	—	166,999
Total payroll finance	—	—	—	—	—	—	166,999	—	166,999
Warehouse lending
Pass	18,628	118,247	22,646	11,575	111,967	1,018,576	—	—	1,301,639
Total warehouse lending	18,628	118,247	22,646	11,575	111,967	1,018,576	—	—	1,301,639
Factored receivables
Pass	—	—	—	—	—	—	228,834	—	228,834
Total factored receivables	—	—	—	—	—	—	228,834	—	228,834
Equipment financing
Pass	163,082	335,345	402,962	147,815	57,504	92,833	141	—	1,199,682
Special mention	—	1,666	3,659	10,506	2,936	17		—	18,784
Substandard	—	5,577	12,013	6,217	9,384	3,189	—	—	36,380
Total equipment financing	163,082	342,588	418,634	164,538	69,824	96,039	141	—	1,254,846
Public Sector Finance
Pass	365,023	414,074	388,128	192,198	254,458	212,095	—	—	1,825,976
Total public sector finance	365,023	414,074	388,128	192,198	254,458	212,095	—	—	1,825,976

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

	Term loans amortized cost basis by origination year							Revolving loans converted to term
	2021	2020	2019	2018	2017	Prior	Revolving loans		Total
CRE
Pass	499,613	1,004,611	1,244,150	784,702	500,472	1,428,959	—	—	5,462,507
Special mention	—	25,000	36,239	32,853	22,601	38,809	—	—	155,502
Substandard	—	21,698	86,962	76,872	38,297	99,671	—	—	323,500
Total CRE	499,613	1,051,309	1,367,351	894,427	561,370	1,567,439	—	—	5,941,509
Multi-family
Pass	674,940	372,581	674,496	339,162	517,226	1,471,484	75,120	—	4,125,009
Special mention	—	4,848	34,033	5,338	11,335	52,371	—	—	107,925
Substandard	—	—	18,603	3,833	3,457	33,537	4,465	—	63,895
Total multi-family	674,940	377,429	727,132	348,333	532,018	1,557,392	79,585	—	4,296,829
ADC
Pass	163,519	140,041	230,100	48,597	7,836	42,581	—	—	632,674
Special mention	—	2,416	—	16,968	—	—	—	—	19,384
Substandard	—	—	—	—	42,384	—	—	—	42,384
Total ADC	163,519	142,457	230,100	65,565	50,220	42,581	—	—	694,442
Residential
Pass	156,549	10,532	10,109	27,103	33,247	1,140,350	—	—	1,377,890
Special mention	—	—	—	—	86	—	—	—	86
Substandard	—	—	—	259	—	17,013	—	—	17,272
Total residential	156,549	10,532	10,109	27,362	33,333	1,157,363	—	—	1,395,248
Consumer
Pass	528	63	281	281	135	4,633	86,062	53,568	145,551
Special mention	—	—	—	—	—	11	—	—	11
Substandard	—	—	—	—	343	2,410	5,877	—	8,630
Total consumer	528	63	281	281	478	7,054	91,939	53,568	154,192
Total Loans	$2,321,225	$2,742,531	$3,389,500	$1,917,239	$1,730,027	$5,808,551	$3,313,908	$53,568	$21,276,549

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
(5) Goodwill and Other Intangible Assets

The balance of goodwill and other intangible assets for the periods presented were as follows:

	September 30,	December 31,
	2021	2020
Goodwill	$1,683,482	$1,683,482
Other intangible assets:
Core deposits	$58,924	$69,808
Customer lists	2,812	3,256
Trade name	20,500	20,500
Total	$82,236	$93,564

The decrease in other intangible assets at September 30, 2021 compared to December 31, 2020 was due to amortization of intangibles.

The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2021 was as follows:

Amortization expense
Remainder of 2021	$3,776
2022	13,703
2023	12,322
2024	10,448
2025	8,722
2026	7,134
Thereafter	5,631
Total	$61,736

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
(6) Deposits

Deposit balances at September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
	2021	2020
Non-interest bearing demand	$6,743,008	$5,443,907
Interest bearing demand	4,823,601	4,960,800
Savings	2,629,558	2,603,570
Money market	8,417,466	8,114,415
Certificates of deposit	1,322,390	1,996,830
Total deposits	$23,936,023	$23,119,522
Total municipal deposits, which are included in the deposit balances above, were $2.4 billion and $1.6 billion at September 30, 2021 and December 31, 2020, respectively. See Note 2. “Securities” for the aggregate amount of securities that were pledged as collateral for municipal deposits and other purposes.
Brokered deposits at September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
	2021	2020
Interest bearing demand	$8,395	$433,790
Money market	522,222	1,045,478
Certificates of deposit	—	100,003
Total brokered deposits	$530,617	$1,579,271
In the second quarter of 2021, we concluded that one of our deposit relationships that was considered a brokered deposit at December 31, 2020, and which totaled $524.9 million at September 30, 2021, now meets the “primary purpose” exception to the deposit broker definition. Accordingly, these deposits are included in core deposits at September 30, 2021 and we no longer report these deposits as brokered deposits.

(7) Borrowings

Our borrowings and weighted average interest rates were as follows for the periods presented:

	September 30,		December 31,
	2021		2020
	Amount	Rate	Amount	Rate
By type of borrowing:
FHLB borrowings	$—	—%	$382,000	0.35%
Repurchase agreements	31,023	0.10	27,101	0.10
Federal funds purchased	—	—	277,000	0.11
Subordinated Notes - Bank	—	—	143,703	5.45
Subordinated Notes - 2029	270,543	4.18	270,284	4.17
Subordinated Notes - 2030	221,840	4.06	221,626	4.06
Total borrowings	$523,406	3.92%	$1,321,714	2.25%
By remaining period to maturity:
Less than one year	$31,023	0.10%	$686,101	0.24%
Greater than five years	492,383	4.13	635,613	4.43
Total borrowings	$523,406	3.92%	$1,321,714	2.25%

FHLB borrowings. As a member of the FHLB, the Bank may borrow up to a discounted percentage of the amount of eligible mortgages and securities that have been pledged as collateral under a blanket security agreement. As of September 30, 2021 and December 31,

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
2020, the Bank had total residential mortgage and CRE loans pledged after discount of $5.8 billion and $6.5 billion, respectively. In addition to the pledged mortgages, the Bank had also pledged securities to secure borrowings, which are disclosed in Note 2. “Securities.” As of September 30, 2021, the Bank had unused borrowing capacity at the FHLB of $5.8 billion and may increase such borrowing capacity by pledging securities not required to be pledged for other purposes with a collateral value of approximately $1.6 billion.

Subordinated Notes - Bank. On April 1, 2021, we redeemed the remaining balance of subordinated notes - Bank. Effective April 1, 2021, the eligibility of the subordinated notes - Bank as qualifying Tier 2 capital decreased by 20%. In anticipation of this redemption, in the fourth quarter of 2020, we contributed $175.0 million as equity capital into the Bank.

(8) Derivatives

To facilitate interest rate swap contracts with customers (all of which are considered over-the-counter or “OTC”), we have entered into corresponding “back-to-back” interest rate swap contracts both on the OTC and on futures markets such as the Chicago Mercantile Exchange (“CME”) and London Clearing House (“LCH”). At September 30, 2021 and December 31, 2020, the OTC derivatives are included in our consolidated financial statements at the gross fair value amount of the asset (included in other assets) and liability (included in other liabilities), which incorporates the change in the fair value of the contract since inception. The CME legally characterizes variation margin payments (a payment made based on changes in the fair value of the interest rate swap contracts) as a settlement, referred to as a settled-to-market (“STM”) transaction. At September 30, 2021 and December 31, 2020, we posted cash collateral under STMs in the amounts of $56.4 million and $89.8 million, respectively, for the net change in fair value of our CME and LCH interest rate swap contracts. The decrease was mainly due to changes in the fair value of the underlying interest rate swap contracts, which may change daily, positively or negatively, mainly due to changes in interest rates.

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

Summary information as of September 30, 2021 and December 31, 2020 regarding these derivatives is presented below:

	Notional amount	Average maturity (in years)	Weighted average fixed rate	Weighted average variable rate	Fair value
September 30, 2021
Included in other assets:
Third-party interest rate swap	$—				$—
Customer interest rate swap	1,788,110				94,524
Total	$1,788,110	4.00	4.40%	1 m Libor + 2.21%	$94,524
Included in other liabilities:
Third-party interest rate swap	$1,788,110				$38,093
Customer interest rate swap	—				—
Total	$1,788,110	4.00	4.40%	1 m Libor + 2.21%	$38,093
December 31, 2020
Included in other assets:
Third-party interest rate swap	$—				$—
Customer interest rate swap	1,913,607				149,797
Total	$1,913,607	4.40	4.44%	1 m Libor + 2.20%	$149,797
Included in other liabilities:
Third-party interest rate swap	$1,913,607				$60,004
Customer interest rate swap	—				—
Total	$1,913,607	4.40	4.44%	1 m Libor + 2.20%	$60,004

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
(9) Income Taxes

Actual income tax expense differs from the tax computed based on pre-tax income and the applicable statutory federal tax rate for the following reasons:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Income before income tax expense	$121,416	$96,687	$366,383	$160,694
Tax at federal statutory rate of 21%	25,497	20,305	76,940	33,746
State and local income taxes, net of federal tax benefit	6,698	4,942	19,820	6,622
Tax exempt interest, net of disallowed interest	(6,518)	(7,811)	(18,095)	(22,713)
BOLI income	(1,050)	(1,122)	(3,097)	(3,267)
Non-deductible acquisition related costs	1,204	—	1,204	—
Low income housing tax credits and other benefits	(13,721)	(9,461)	(40,903)	(28,381)
Low income housing investment amortization expense	12,119	8,183	35,452	24,571
Tax rate adjustment benefit due to CARES Act net operating loss (“NOL”) carryback	—	—	—	(21,313)
Uncertain tax position reserve	—	—	—	11,480
Annual effective tax rate adjustment	—	(4,837)	—	7,273
Non-deductible compensation expense (1)	450	—	1,511	—
Equity-based stock compensation (benefit) expense	(21)	192	(473)	970
FDIC insurance premium limitation	237	266	642	837
Other, net	850	1,623	222	1,523
Actual income tax expense	$25,745	$12,280	$73,223	$11,348
Effective income tax rate	21.2%	12.7%	20.0%	7.1%
(1) Includes $257 thousand in the three months ended September 30, 2021 and $936 thousand in the nine months ended September 30, 2021 from the write-off of deferred tax assets related to the vesting of restricted stock that will not be deductible based on Section 162(m) limitations.

Net deferred tax liabilities were $23.8 million at September 30, 2021, compared to $43.3 million at December 31, 2020. The change was mainly due to the change in value of our available for sale securities in the first nine months of 2021. No valuation allowance was recorded against any deferred tax assets as of those dates, based upon management’s evaluation of historical and anticipated future pre-tax income and the reversal periods for the items resulting in deferred tax assets and liabilities.

As of September 30, 2021, the accrual for unrecognized gross tax benefits was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Uncertain tax positions beginning of period	$7,000	$11,603	$7,000	$—
Additions for tax positions related to prior tax years	—	—	—	11,480
Decrease due to settlement	—	(1,315)	—	(1,315)
Interest expense in tax positions	—	—	—	123
Uncertain tax positions at end of period	$7,000	$10,288	$7,000	$10,288

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
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

Interest and/or penalties related to income taxes are reported as a component of other non-interest expense.
(10) Stock-Based Compensation

The following table summarizes the activity in our stock-based compensation plan for the nine months ended September 30, 2021:

		Non-vested stock awards/stock units outstanding		Stock options outstanding
	Shares available for grant	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price
Balance at January 1, 2021	1,811,418	2,993,643	$19.54	336,621	$11.14
Amended 2015 Omnibus Equity and Incentive Plan	3,500,000	—	—	—	—
Granted	(1,138,246)	1,138,246	20.36	—	—
Stock awards vested	—	(860,553)	21.34	—	—
Exercised	—	—	—	(248,405)	10.85
Forfeited	67,877	(67,877)	19.20	—	—
Canceled/expired	31,109	(31,109)	20.85	—	—
Balance at September 30, 2021	4,272,158	3,172,350	$19.34	88,216	$11.93
Exercisable at September 30, 2021				88,216	$11.93
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
The total intrinsic value of outstanding in-the-money stock options was $1.1 million at September 30, 2021, all of which were exercisable.

We use an option pricing model to estimate the grant date fair value of stock options granted. There were no stock options granted during the nine months ended September 30, 2021 or September 30, 2020. As a result, we incurred no stock option expense during the nine month periods ended September 30, 2021 and 2020.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense associated with non-vested stock awards and the related income tax benefit and proceeds from stock option exercises are

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
presented below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock options	$—	$—	$—	$—
Non-vested stock awards/performance units	6,648	5,868	20,046	17,788
Non-vested stock awards/performance units	$6,648	$5,868	$20,046	$17,788
Income tax benefit	1,330	734	4,009	2,224
Proceeds from stock option exercises	115	95	2,696	610

Unrecognized stock-based compensation expense as of September 30, 2021 was $34.2 million and is expected to be recognized over 1.47 years.

(11) Other Non-Interest Expense, Other Assets and Other Liabilities

(a) Other Non-Interest Expense
Other non-interest expense items for the three and nine months ended September 30, 2021 and 2020, respectively, are presented in the following table:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Other non-interest expense:
Depreciation expense on operating leases	$2,846	$3,130	$8,888	$9,758
Advertising and promotion	2,027	1,291	5,695	4,414
Communications	1,379	1,424	4,129	4,374
Residential mortgage loans servicing	1,150	1,361	3,902	3,984
Commercial loan servicing	1,298	1,179	3,531	3,498
Insurance & surety bond premium	1,125	942	3,083	3,191
Operational losses	690	597	1,884	1,812
Other	7,875	4,198	17,801	17,790
Total other non-interest expense	$18,390	$14,122	$48,913	$48,821

(b) Other Assets
Other assets are presented in the following table. Significant components of the aggregate of other assets are presented separately.

	September 30,	December 31,
	2021	2020
Other assets:
Low income housing tax credit investments	$527,953	$488,303
Right of use asset for operating leases	94,647	105,667
Fair value of swaps	94,524	149,797
Cash on deposit as swap collateral / net of settlement	55,774	82,478
Operating leases - equipment and vehicles leased to others	43,052	55,224
Other asset balances	172,751	181,934
Total other assets	$988,701	$1,063,403

Other asset items include current income tax balances, prepaid insurance, prepaid property taxes, prepaid maintenance, accounts receivable and other miscellaneous assets.

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
(c) Other Liabilities
Other liabilities are presented in the following table. Significant components of the aggregate of other liabilities are presented separately.

	September 30,	December 31,
	2021	2020
Other liabilities:
Commitment to fund low income housing tax credit investments	$285,583	$283,849
Lease liability	103,664	113,405
Payroll finance and factoring liabilities	117,227	115,802
Swap liabilities (see Note 8)	38,093	60,004
Other liability balances	147,579	155,642
Total other liabilities	$692,146	$728,702
Other liability balances include deferred taxes, accrued interest payable, accounts payable, accrued liabilities mainly for compensation and benefit plans and other miscellaneous liabilities.

(12) Earnings Per Common Share

The following is a summary of the calculation of earnings per common share (“EPS”):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income available to common stockholders	$93,715	$82,438	$287,282	$143,429
Weighted average common shares outstanding for computation of basic EPS	191,508,071	193,494,929	191,606,643	194,436,137
Common-equivalent shares due to the dilutive effect of stock options and unvested performance share grants(1)	832,416	221,014	810,365	240,883
Weighted average common shares for computation of diluted EPS	192,340,487	193,715,943	192,417,008	194,677,020
EPS(2):
Basic	$0.49	$0.43	$1.50	$0.74
Diluted	0.49	0.43	1.49	0.74
(1) Represents incremental shares computed using the treasury stock method.
(2) Anti-dilutive shares are not included in determining diluted EPS. There were no anti-dilutive shares in the three and nine months ended September 30, 2021 and 359,304 and 98,351 for the three and nine months ended September 30, 2020, respectively.
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

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital (as defined in the regulations) for both the Bank and Company includes a permissible portion of the ACL. Tier 2 capital at the Company also includes $492.4 million of the Subordinated Notes - Company. During the final five years of the term of the Subordinated Notes, the permissible portion eligible for inclusion in Tier 2 capital decreases by 20% annually.

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

The following tables present actual and required capital ratios as of September 30, 2021 and December 31, 2020 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented as of September 30, 2021 and December 31, 2020 are based on the fully phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III		Required to be considered well- capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
September 30, 2021
Common equity tier 1 to RWA:
Sterling National Bank	$3,448,597	14.52%	$1,663,006	7.00%	$1,544,220	6.50%
Sterling Bancorp	2,975,338	12.50	1,666,328	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	3,448,597	14.52%	2,019,364	8.50%	1,900,578	8.00%
Sterling Bancorp	3,111,324	13.07	2,023,398	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	3,626,007	15.26%	2,494,509	10.50%	2,375,723	10.00%
Sterling Bancorp	3,781,117	15.88	2,499,491	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	3,448,597	12.60%	1,094,722	4.00%	1,368,402	5.00%
Sterling Bancorp	3,111,324	11.35	1,096,746	4.00	N/A	N/A

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)

	Actual		Minimum capital required - Basel III fully phased-in		Required to be considered well- capitalized
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2020
Common equity tier 1 to RWA:
Sterling National Bank	$3,198,145	13.38%	$1,673,516	7.00%	$1,553,979	6.50%
Sterling Bancorp	2,727,385	11.39	1,675,747	7.00	N/A	N/A
Tier 1 capital to RWA:
Sterling National Bank	3,198,145	13.38%	2,032,127	8.50%	1,912,590	8.00%
Sterling Bancorp	2,864,074	11.96	2,034,836	8.50	N/A	N/A
Total capital to RWA:
Sterling National Bank	3,521,458	14.73%	2,510,274	10.50%	2,390,737	10.00%
Sterling Bancorp	3,638,033	15.20	2,513,621	10.50	N/A	N/A
Tier 1 leverage ratio:
Sterling National Bank	3,198,145	11.33%	1,128,913	4.00%	1,411,142	5.00%
Sterling Bancorp	2,864,074	10.14	1,130,362	4.00	N/A	N/A

The Bank and the Company are subject to the regulatory capital requirements administered by the FRB, and, for the Bank, the Office of the Comptroller of the Currency. Regulatory authorities can initiate certain mandatory actions if the Bank or the Company fails to meet the minimum capital requirements, which could have a direct material effect on our financial statements. As of September 30, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the classification.

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
(14) Commitments and Contingencies

(a) Off-Balance Sheet Financial Instruments
The contractual or notional amounts of these instruments, which reflect the extent of our involvement in particular classes of off-balance sheet financial instruments, are summarized as follows:

	September 30,	December 31,
	2021	2020
Loan origination commitments	$694,879	$641,965
Unused lines of credit	1,788,318	1,623,745
Letters of credit	169,128	181,890

We record ACL - off-balance sheet financial instrument exposures through a charge to other non-interest expense on our consolidated income statements. At September 30, 2021 and December 31, 2020, the ACL - off-balance sheet financial instrument credit exposures was $6.7 million and was included in other liabilities in our consolidated balance sheets. For the nine months ended September 30, 2021 and 2020, credit loss expense for off-balance sheet financial instrument exposures was zero. Based on our review of quantitative and qualitative factors applicable to these financial instrument exposures, we did not record an increase in our off-balance sheet credit loss provision during the three or nine months ended September 30, 2021 and 2020.

(b) Leases
Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2021 were as follows:

Remainder of 2021	$5,384
2022	18,119
2023	16,660
2024	14,998
2025	12,339
2026	11,209
2027 and thereafter	40,889
Total lease payments	119,598
Interest	15,934
Present value of lease liabilities	$103,664

(c) Litigation
We and the Bank are involved in a number of judicial proceedings concerning matters arising from our and its business activities. These include routine legal proceedings arising in the ordinary course of business. These proceedings also include actions brought against us and the Bank with respect to corporate matters and transactions in which we and the Bank are or were involved.

There can be no assurance as to the ultimate outcome of a legal proceeding; however, we and the Bank have generally denied liability in all significant litigation pending against us and intend to vigorously defend each case, other than matters that are determined appropriate to be settled. We and the Bank accrue a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. At September 30, 2021 we accrued $2.0 million to cover probable settlement and fees related to certain pending ligation and representing our best estimate of the amount of our exposure related to three legal matters. At December 31, 2020, we had no other significant amounts accrued in respect of pending litigation.

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
AFS Investment Securities
All of our available for sale investment securities are reported at fair value utilizing Level 2 inputs. For these securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the securities’ terms and conditions, among other things.

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

As of September 30, 2021 and December 31, 2020, management did not believe any of our securities are other-than-temporarily-impaired; however, management reviews all of our securities on at least a quarterly basis to assess whether impairment, if any, is other than temporary.

Derivatives
The fair values of derivatives are based on valuation models using current observable market data (including interest rates and fees), the remaining terms of the agreements, and the credit worthiness of the counterparty as of the measurement date, which are considered Level 2 inputs. Our derivatives may be traded in an over-the-counter market where quoted market prices are not always available. Our derivatives at September 30, 2021 and December 31, 2020 consisted of interest rate swaps. See Note 8. “Derivatives” for additional information.

A summary of assets and liabilities at September 30, 2021 and December 31, 2020, respectively, measured at estimated fair value on a recurring basis, is as follows:

	September 30, 2021
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$955,282	$—	$955,282	$—
CMOs/Other MBS	234,838	—	234,838	—
Total residential MBS	1,190,120	—	1,190,120	—
Other securities:
Federal agencies	372,964	—	372,964	—
Corporate	676,992	—	676,992	—
State and municipal	374,746	—	374,746	—
Total other securities	1,424,702	—	1,424,702	—
Total AFS	2,614,822	—	2,614,822	—
Swaps	94,524	—	94,524	—
Total assets	$2,709,346	$—	$2,709,346	$—
Liabilities:
Swaps	$38,093	$—	$38,093	$—
Total liabilities	$38,093	$—	$38,093	$—

	December 31, 2020
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets:
Investment securities available for sale:
Residential MBS:
Agency-backed	$918,260	$—	$918,260	$—
CMOs/Other MBS	373,284	—	373,284	—
Total residential MBS	1,291,544	—	1,291,544	—
Federal agencies	156,467	—	156,467	—
Corporate	463,512	—	463,512	—
State and municipal	387,095	—	387,095	—
Total other securities	1,007,074	—	1,007,074	—
Total AFS	2,298,618	—	2,298,618	—
Swaps	149,797	—	149,797	—
Total assets	$2,448,415	$—	$2,448,415	$—
Liabilities:
Swaps	$60,004	$—	$60,004	$—
Total liabilities	$60,004	$—	$60,004	$—

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

	September 30, 2021
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Traditional C&I	$2,207	$—	$—	$2,207
Equipment financing	3,675	—	—	3,675
CRE	24,004	—	—	24,004
ADC	22,500	—	—	22,500
Residential mortgage	1,312	—	—	1,312
Consumer	3,017	—	—	3,017
Total collateral dependent loans measured at fair value	$56,715	$—	$—	$56,715

	December 31, 2020
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Traditional C&I	$10,916	$—	$—	$10,916
ABL	1,899	—	—	1,899
Payroll finance	2,300	—	—	2,300
CRE	27,323	—	—	27,323
Residential mortgage	1,307	—	—	1,307
Consumer	3,593	—	—	3,593
Total collateral dependent loans measured at fair value	$47,338	$—	$—	$47,338

Fair Value of Financial Instruments
The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of September 30, 2021:

	September 30, 2021
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$929,320	$929,320	$—	$—
Securities AFS	2,614,822	—	2,614,822	—
Securities HTM, net	1,669,147	—	1,774,594	—
Portfolio loans, net	20,966,634	—	—	20,910,024
Accrued interest receivable on securities	32,719	—	32,719	—
Accrued interest receivable on loans	66,731	—	—	66,731
FHLB stock and FRB stock	151,004	—	—	—
Swaps	94,524	—	94,524	—
Financial liabilities:
Non-maturity deposits	22,613,633	22,613,633	—	—
Certificates of deposit	1,322,390	—	1,320,281	—
Other borrowings	31,023	—	31,023	—
Subordinated Notes - Company	492,383	—	522,520	—
Mortgage escrow funds	79,221	—	79,220	—
Accrued interest payable on deposits	491	—	491	—
Accrued interest payable on borrowings	6,403	—	6,403	—
Swaps	38,093	—	38,093	—

The following is a summary of the carrying amounts and estimated fair value of financial assets and liabilities (none of which were held for trading purposes) as of December 31, 2020:

	December 31, 2020
	Carrying amount	Level 1 inputs	Level 2 inputs	Level 3 inputs
Financial assets:
Cash and cash equivalents	$305,002	$305,002	$—	$—
Securities AFS	2,298,618	—	2,298,618	—
Securities HTM	1,740,838	—	1,874,504	—
Loans held for sale	11,749	—	11,749	—
Portfolio loans, net	21,522,309	—	—	21,791,489
Accrued interest receivable on securities	26,508	—	26,508	—
Accrued interest receivable on loans	70,997	—	—	70,997
FHLB stock and FRB stock	166,190	—	—	—
Swaps	149,797	—	149,797	—
Financial liabilities:
Non-maturity deposits	21,122,692	21,122,692	—	—
Certificates of deposit	1,996,830	—	2,002,702	—
FHLB borrowings	382,000	—	382,000	—
Other borrowings	304,101	—	304,101	—
Subordinated Notes - Bank	143,703	—	145,870	—
Subordinated Notes - Company	491,910	—	506,497	—
Mortgage escrow funds	59,686	—	59,686	—
Accrued interest payable on deposits	1,068	—	1,068	—
Accrued interest payable on borrowings	3,425	—	3,425	—
Swaps	60,004	—	60,004	—

(16) Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows as of the dates shown below:

	September 30,	December 31,
	2021	2020
Net unrealized holding gain on available for sale securities	$79,477	$115,523
Related income tax expense	(21,968)	(31,931)
Available for sale securities, net of tax	57,509	83,592
Net unrealized holding loss on securities transferred to held to maturity	(235)	(348)
Related income tax benefit	65	96
Securities transferred to held to maturity, net of tax	(170)	(252)
Net unrealized holding (loss) gain on retirement plans	(269)	2,040
Related income tax benefit (expense)	74	(564)
Retirement plans, net of tax	(195)	1,476
Accumulated other comprehensive income	$57,144	$84,816

Table of Contents	STERLING BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) (Dollars in thousands within tabular disclosure, except share and per share data)
The following table presents the changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the three months ended September 30, 2021 and 2020:

	Net unrealized holding gain on available for sale securities	Net unrealized holding (loss) on securities transferred to held to maturity	Net unrealized holding (loss) gain on retirement plans	Total
For the three months ended September 30, 2021
Balance beginning of the period	$69,437	$(190)	$(348)	$68,899
Other comprehensive loss before reclassification	(10,730)	—	—	(10,730)
Amounts reclassified from AOCI	(1,198)	20	153	(1,025)
Total other comprehensive (loss) income	(11,928)	20	153	(11,755)
Balance at end of period	$57,509	$(170)	$(195)	$57,144
For the three months ended September 30, 2020
Balance beginning of the period	$88,140	$(425)	$895	$88,610
Other comprehensive loss before reclassification	(938)	—	—	(938)
Amounts reclassified from AOCI	(465)	95	564	194
Total other comprehensive (loss) income	(1,403)	95	564	(744)
Balance at end of period	$86,737	$(330)	$1,459	$87,866
Location in consolidated income statements where reclassification from AOCI is included	Net gain on sale of securities	Interest income on securities	Other non-interest expense

The following table presents the changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the nine months ended September 30, 2021 and 2020:
	Net unrealized holding gain on available for sale securities	Net unrealized holding (loss) on securities transferred to held to maturity	Net unrealized holding gain on retirement plans	Total
For the nine months ended September 30, 2021
Balance beginning of the period	$83,592	$(252)	$1,476	$84,816
Other comprehensive loss before reclassification	(24,375)	—	—	(24,375)
Amounts reclassified from AOCI	(1,708)	82	(1,671)	(3,297)
Total other comprehensive (loss) income	(26,083)	82	(1,671)	(27,672)
Balance at end of period	$57,509	$(170)	$(195)	$57,144
For the nine months ended September 30, 2020
Balance beginning of the period	$38,056	$(538)	$2,698	$40,216
Other comprehensive income before reclassification	55,583	—	—	55,583
Amounts reclassified from AOCI	(6,902)	208	(1,239)	(7,933)
Total other comprehensive income (loss)	48,681	208	(1,239)	47,650
Balance at end of period	$86,737	$(330)	$1,459	$87,866
Location in consolidated income statements where reclassification from AOCI is included	Net gain on sale of securities	Interest income on securities	Other non-interest expense
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

ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”) clarifies that all derivative instruments affected by changes to the interest rates used for discounting, margining or contract price alignment due to reference rate reform are in the scope of ASC 848. Entities may apply certain optional expedients in ASC 848 to derivative instruments that do not reference LIBOR or another rate expected to be discontinued as a result of reference rate reform if there is a change to the interest rate used for discounting, margining or contract price alignment. ASU 2021-01 also clarifies other aspects of ASC 848 and provides new guidance on how to address the effects of the cash compensation adjustment that is provided as part of the above change on certain aspects of hedge accounting. ASU 2021-01 is effective upon issuance and generally can be applied through December 31, 2022, similar to the rest of the relief provided under ASC 848. As we currently do not utilize hedge accounting, the guidance on hedge accounting is not expected to have a material effect on our business operations and consolidated financial statements.

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

The factors described in Part II. Item 1A. Risk Factors of this report or otherwise described in our filings with the SEC provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations expressed in our forward-looking statements, including, but not limited to:
•risk related to the merger and integration of the Company into Webster including, among others, (i) failure to complete the merger with Webster or unexpected delays related to the merger or either party’s inability to obtain regulatory approvals or satisfy other closing conditions required to complete the merger, (ii) expenses related to the proposed merger, (iii) a fluctuation in the market price of Webster’s common stock causing our stockholders not to be certain of the precise value of merger consideration, (iv) stockholder litigation that could prevent or delay the closing of the proposed merger or otherwise negatively impact the Company’s business and operations, (v) the risk that the cost savings and any revenue synergies from the merger may not be fully realized or may take longer than anticipated to be realized, (vi) the risk that the integration of each party's operations will be materially delayed or will be more costly or difficult than expected or that the parties are otherwise unable to successfully integrate each party's businesses into the other's businesses, and (vii) deposit attrition, customer loss and/or revenue loss following the completed merger that exceeds expectations;
•our ability to successfully implement growth and other strategic initiatives and reduce expenses;

STERLING BANCORP AND SUBSIDIARIES
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
•the ongoing trajectory of COVID-19 (and its variants) and the extent to and the speed at which the global economy recovers, the nature and extent of ongoing governmental measures to contain the pandemic (including through vaccines), the working conditions of our colleagues, the impact on our clients and vendors, and their businesses and employers, including the continued availability of our borrowers to repay in accordance with loan terms, and the potential impact of a more severe or prolonged dampening in demand for our products; and
•our success at managing the risks involved in the foregoing and managing our business.

These risks and uncertainties should be considered in evaluating our forward-looking statements, and undue reliance should not be placed on such statements.

Impact of COVID-19
The COVID-19 pandemic resulted in significant economic disruption which adversely affected our business and the business of our clients. We experienced a material decline in revenues in the second quarter of 2020, as a result of the decline in market interest rates, dampened demand for our lending products in our target markets and a significant decline in transactional activity in our receivables management and payroll businesses. We saw a recovery in our revenues during the second half of 2020 and in the first nine months of 2021, as business conditions improved, driving increased demand for our products and an increase in the amount of new business generated. Although loan origination activity has continued to recover in the third quarter of 2021, prepayment activity in certain portfolios remained elevated, which continued to impact our earning asset balances.

Our consolidated financial statements reflect estimates and assumptions we make that impact the reported amounts of assets and liabilities, including the amount of the ACL we establish. The impact of the COVID-19 pandemic and the severe deterioration in macro-economic conditions that resulted from it, as well as the governmental measures needed to contain it, had a material adverse effect on the amount of our provision for credit losses - loans in 2020. Our provision for credit loss is discussed further below in “Results of Operations - Provision for Credit Losses - Loans.”

There is still significant uncertainty concerning the ongoing trajectory of the COVID-19 pandemic and the speed at which the national and local economy will recover, and the extent to which COVID-19 will continue to adversely affect our business will depend on numerous evolving factors and future developments that we are not able to predict, including the potential impact of new variants of COVID-19, the effectiveness of continuing containment measures, including the speed of the ongoing vaccine distribution effort, the efficacy of the various vaccines, the speed at which supply chain disruptions can be resolved, the impact of labor shortages on the broader economic recovery and how quickly and to what extent normal economic and operating conditions can resume.

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

Overview and Management Strategy
The Bank operates as a regional bank providing a broad offering of deposit, lending, and wealth management products to commercial, consumer, and municipal clients in the Greater New York metropolitan area and nationally. The Bank targets the following geographic markets: (i) the New York Metro Market, which includes Manhattan and Long Island; and (ii) the New York Suburban Market, which includes Rockland, Orange, Sullivan, Ulster and Westchester Counties in New York and Bergen County in New Jersey. Through our asset-based lending, payroll finance, warehouse lending, factored receivables, equipment finance and public sector finance businesses, the Bank also originates loans and deposits in select markets nationally including California, Connecticut, Michigan, Texas and Illinois. We believe the Bank operates in an attractive footprint that presents us with significant opportunities to execute our strategy of targeting small and middle market commercial clients and affluent consumers. We believe that this is a client segment that is underserved by larger bank competitors in our market area.

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

•Deploy a single point of contact, relationship-based distribution strategy through our commercial banking teams, business banking teams, and financial centers, in which our colleagues are directly responsible for managing all aspects of the client relationship and experience.

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

Under the terms of the Merger Agreement, stockholders of Sterling will receive 0.463 of a share of Webster for each share of Sterling common stock they own. After the merger, it is anticipated that Webster stockholders will own approximately 50.4% and Sterling stockholders will own approximately 49.6% of the combined company. The combined company will have approximately $64 billion of assets, $42 billion in loans and $52 billion in deposits. We are progressing with our integration efforts, have identified the senior leadership of the combined company, confirmed our anticipated cost savings, and created processes to consolidate vendors. We have received stockholder and OCC approval. We are prepared to execute the Merger upon receipt of remaining regulatory approvals and subject to customary closing conditions.

Performance Summary
For the third quarter of 2021, we reported net income available to common stockholders of $93.7 million, or $0.49 per diluted share, and adjusted net income available to common stockholders of $99.6 million, or $0.52 per diluted share. We continue to operate in a low interest rate environment and for the third quarter of 2021, we reported net interest income of $213.8 million, a decrease of $4.0 million compared to the three months ended September 30, 2020. In the third quarter of 2021, as compared to the third quarter of 2020, accretion income on acquired loans declined by $3.0 million, and loan yields declined by 3 basis points, while our cost of funding liabilities declined by 23 basis points. Our tax equivalent net interest margin, excluding purchase accounting adjustments, increased 15 basis points to 3.25% and our reported net interest margin on a tax equivalent basis was 3.35%, an increase of 11 basis points over the three months ended September 30, 2020.

For the three months ended September 30, 2021, our provision for credit losses - loans was zero and our ACL - loans was $309.9 million, which represented 1.46% of total portfolio loans and 150.8% of non-performing loans. Net charge-offs in the third quarter of 2021 were $5.0 million. In the year earlier period, provision for credit losses - loans was $31.0 million and our ACL - loans was $325.9 million, which represented 1.46% of total portfolio loans and 180.2% of non-performing loans. The ACL - loans of 1.46% of total portfolio loans represents management's estimate of credit losses inherent in the portfolio and reflects declines in modeled reserve requirements resulting from an improving economic forecast, stabilizing asset quality metrics as well as continued uncertainty related to the speed and sustainability of ongoing recovery and its impact on certain sectors of the portfolio.

For the three months ended September 30, 2021, non-interest income was $32.5 million, an increase of $4.3 million over the same quarter a year ago. Deposit service charges, payroll finance fees, loan syndication fees, and fees from our swap business have continued to recover from the pandemic lows of the year ago period.

Our adjusted non-interest expenses were $111.3 million in the third quarter of 2021, an increase of $5.5 million over the quarter ended September 30, 2020. The increase was mainly due to increases in compensation, professional fees, and information technology costs partially offset by lower foreclosed property expense, regulatory assessments and occupancy expenses. For the third quarter of 2021, our reported operating efficiency ratio was 50.7% and our adjusted operating efficiency ratio was 45.4%.

As of September 30, 2021, total portfolio loans were $21.3 billion, a decline of $571.9 million from December 31, 2020. This was mainly due to a $652.0 million decline in warehouse lending, the impact of $252.1 million in loan sales and pay downs of PPP loans amounting to $141.2 million. The majority of this decline occurred in the first half of 2021, while in the third quarter of 2021, we grew commercial loans by $558.7 million versus the linked quarter, mainly from robust growth in our traditional C&I and public sector finance portfolios. Our loans to deposits ratio was 88.9% as of September 30, 2021.

Total deposits were $23.9 billion at September 30, 2021, an increase of $816.5 million from December 31, 2020. Our cost of total deposits declined to 0.11% for the three months ended September 30, 2021 compared to 0.31% for the three months ended September 30, 2020, a result of changes in market rates of interest and our continued repricing efforts.

Critical Accounting Policies
Our accounting and reporting policies are prepared in accordance with GAAP and conform to general practices within the banking industry. Accounting policies considered critical to our financial results include the ACL - loans, accounting for goodwill and other

STERLING BANCORP AND SUBSIDIARIES
intangible assets and accounting for deferred income taxes. For additional information on our significant accounting policies, see Note 1. “Basis of Financial Statement Presentation and Summary of Significant Accounting Policies” in the notes to consolidated financial statements in the 2020 Form 10-K.

ACL - Loans. We consider the methodology for determining the ACL - loans to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the ACL - loans considered necessary. The balance recorded for the allowance represents our estimate of the net amount not expected to be collected on portfolio loans at the balance sheet date. The ACL - loans is mainly comprised of reserves on individual assets estimated by our valuation models. Mortgage warehouse loans and certain consumer loans are evaluated on a pool level basis as each portfolio has common risk characteristics. Generally, all other portfolio loans are evaluated individually for expected credit loss. In addition to quantitative amounts as determined by our valuation models, we apply a qualitative factors overlay that incorporates trends and conditions and elements that the models may not fully capture in our judgement. Our methodologies for estimating the ACL - loans considers available relevant information about the collectibility of cash flows, including information about past events, current conditions and reasonable and supportable forecasts.

STERLING BANCORP AND SUBSIDIARIES
Selected financial condition data, statement of operations data, per share data, performance ratios, capital ratios, and asset quality data and ratios for the comparable periods are presented as follows:

	At or for the three months ended September 30,		At or for the nine months ended September 30,
	2021	2020	2021	2020
End of period balances:
AFS and HTM securities, net	$4,283,969	$4,201,350	$4,283,969	$4,201,350
Portfolio loans	21,276,549	22,281,940	21,276,549	22,281,940
Total assets	30,028,425	30,617,722	30,028,425	30,617,722
Non-interest bearing deposits	6,743,008	5,874,554	6,743,008	5,874,554
Interest bearing deposits	17,193,015	18,380,779	17,193,015	18,380,779
Total deposits	23,936,023	24,255,333	23,936,023	24,255,333
Borrowings	523,406	993,535	523,406	993,535
Stockholders’ equity	4,797,629	4,557,785	4,797,629	4,557,785
Tangible common stockholders’ equity (“TCE”)[1]	2,895,925	2,639,622	2,895,925	2,639,622
Average balances:
AFS and HTM securities, net	$4,320,243	$4,392,864	$4,233,420	$4,688,747
Total loans[2]	20,629,138	22,159,535	20,920,013	21,771,593
Total assets	29,147,332	30,652,856	29,372,043	30,623,508
Non-interest bearing deposits	6,001,982	5,385,939	5,758,826	4,914,183
Interest bearing deposits	17,149,462	18,279,977	17,644,740	18,361,388
Total deposits and mortgage escrow	23,151,444	23,665,916	23,403,566	23,275,571
Borrowings	522,332	1,747,941	589,685	2,141,851
Stockholders’ equity	4,768,712	4,530,334	4,685,920	4,500,534
TCE[1]	2,864,282	2,609,179	2,777,519	2,574,985
Selected operating data:
Total interest and dividend income	$225,089	$244,658	$689,246	$771,411
Total interest expense	11,252	26,834	38,968	128,516
Net interest income	213,837	217,824	650,278	642,895
Provision for credit losses	—	30,000	15,250	224,886
Net interest income after provision for credit losses	213,837	187,824	635,028	418,009
Total non-interest income	32,547	28,225	95,117	101,641
Total non-interest expense	124,968	119,362	363,762	358,956
Income before income tax	121,416	96,687	366,383	160,694
Income tax expense	25,745	12,280	73,223	11,348
Net income	95,671	84,407	293,160	149,346
Preferred stock dividend	1,956	1,969	5,878	5,917
Net income available to common stockholders	$93,715	$82,438	$287,282	$143,429

Per share data:
Reported basic EPS (GAAP)	$0.49	$0.43	$1.50	$0.74
Reported diluted EPS (GAAP)	0.49	0.43	1.49	0.74
Adjusted diluted EPS[1] (non-GAAP)	0.52	0.45	1.53	0.73
Dividends declared per common share	0.07	0.07	0.21	0.21
Book value per share	24.19	22.73	24.19	22.73
Tangible book value per common share[1]	15.03	13.57	15.03	13.57
See legend on following page.

STERLING BANCORP AND SUBSIDIARIES

	At or for the three months ended September 30,		At or for the nine months ended September 30,
	2021	2020	2021	2020
Common shares outstanding:
Shares outstanding at period end	192,681,503	194,458,841	192,681,503	194,458,841
Weighted average shares basic	191,508,071	193,494,929	191,606,643	194,436,137
Weighted average shares diluted	192,340,487	193,715,943	192,417,008	194,677,020
Other data:
Full time equivalent employees at period end	1,460	1,466	1,460	1,466
Financial centers at period end	72	78	72	78
Performance ratios:
Return on average assets	1.28%	1.07%	1.31%	0.63%
Return on average equity	7.80	7.24	8.20	4.26
Reported return on average tangible assets[1]	1.36	1.14	1.39	0.66
Adjusted return on average tangible assets[1]	1.44	1.21	1.43	0.66
Reported return on average TCE[1]	12.98	12.57	13.83	7.44
Adjusted return on average TCE[1]	13.79	13.37	14.21	7.34
Reported operating efficiency[1]	50.7	48.5	48.8	48.2
Adjusted operating efficiency[1]	45.4	43.1	44.6	43.5
Net interest margin-GAAP	3.30	3.19	3.35	3.17
Net interest margin-tax equivalent[3]	3.35	3.24	3.40	3.22
Capital ratios (Company)[4]:
Tier 1 leverage ratio	11.35%	9.93%	11.35%	9.93%
Common equity Tier 1 capital ratio	12.50	11.18	12.50	11.18
Tier 1 risk-based capital ratio	13.07	11.75	13.07	11.75
Total risk-based capital ratio	15.88	14.17	15.88	14.17
Tangible equity to tangible assets	10.73	9.63	10.73	9.63
Tangible common equity to tangible assets[1]	10.25	9.15	10.25	9.15
Regulatory capital ratios (Bank)[4]:
Tier 1 leverage ratio	12.60%	10.48%	12.60%	10.48%
Tier 1 risk-based capital ratio	14.52	12.39	14.52	12.39
Total risk-based capital ratio	15.26	13.86	15.26	13.86
Asset quality data and ratios:
Allowance for credit - loans	$309,915	$325,943	$309,915	$325,943
Non-performing loans (“NPLs”)	205,453	180,851	205,453	180,851
Non-performing assets (“NPAs”)	206,269	187,770	206,269	187,770
Net charge-offs	4,958	70,546	32,185	95,062
NPAs to total assets	0.69%	0.61%	0.69%	0.61%
NPLs to total loans[5]	0.97	0.81	0.97	0.81
Allowance for loan losses to non-performing loans	150.84	180.23	150.84	180.23
Allowance for loan losses to total loans[4]	1.46	1.46	1.46	1.46
Annualized net charge-offs to average loans	0.10	1.27	0.21	0.58
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

STERLING BANCORP AND SUBSIDIARIES
Results of Operations
For the three months ended September 30, 2021, we reported net income available to common stockholders of $93.7 million, or $0.49 per diluted common share, compared to net income available to common stockholders of $82.4 million, or $0.43 per diluted common share, for the three months ended September 30, 2020.

Details of the changes in the various components of net income available to common stockholders are further discussed below.

Net Interest Income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 86.8% and 88.5% of total revenue in the three months ended September 30, 2021 and September 30, 2020, respectively. Net interest margin is the ratio of taxable equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest bearing liabilities impact net interest income and net interest margin.

We are primarily funded by core deposits, which include transactional accounts for retail, commercial and municipal clients, money market and savings accounts and certificates of deposit accounts, including reciprocal brokered deposits, but exclude other brokered and wholesale deposits. As of September 30, 2021, we considered 97.7% of our total deposits to be core deposits compared to 93.0% at September 30, 2020. The increase in core deposits was mainly due to the reclassification of one deposit relationship that met the “primary purpose” exception under the relevant guidance. See Note 6. “Deposits” for more information. Non-interest bearing demand deposits were $6.7 billion of our total deposits at September 30, 2021, compared to $5.9 billion at September 30, 2020.

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

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended September 30,
	2021			2020
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
Traditional C&I and commercial finance loans	$8,260,805	$76,340	3.67%	$9,133,454	$83,415	3.63%
CRE (includes multi-family)	10,121,953	100,038	3.92	10,320,930	104,463	4.03
ADC	711,020	7,798	4.35	636,061	6,117	3.83
Commercial loans	19,093,778	184,176	3.83	20,090,445	193,995	3.84
Consumer loans	160,962	1,752	4.32	206,700	2,025	3.90
Residential mortgage loans	1,374,398	11,229	3.27	1,862,390	16,989	3.65
Total gross loans[1]	20,629,138	197,157	3.79	22,159,535	213,009	3.82
Securities taxable	2,393,325	15,433	2.56	2,363,059	18,623	3.14
Securities non-taxable	1,926,918	14,692	3.05	2,029,805	15,515	3.06
Interest earning deposits	604,396	216	0.14	424,249	154	0.14
FRB and FHLB stock	151,230	676	1.77	186,689	615	1.31
Total securities and other earning assets	5,075,869	31,017	2.42	5,003,802	34,907	2.78
Total interest earning assets	25,705,007	228,174	3.52	27,163,337	247,916	3.63
Non-interest earning assets	3,442,325			3,489,519
Total assets	$29,147,332			$30,652,856
Interest bearing liabilities:
Interest bearing demand deposits	$4,686,129	$1,348	0.11%	$4,688,343	$2,911	0.25%
Savings deposits[2]	2,721,327	446	0.07	2,727,475	1,205	0.18
Money market deposits	8,369,994	3,222	0.15	8,304,834	8,078	0.39
Certificates of deposit	1,372,012	1,145	0.33	2,559,325	6,057	0.94
Total interest bearing deposits	17,149,462	6,161	0.14	18,279,977	18,251	0.40
Other borrowings	30,057	7	0.09	1,303,849	3,378	1.03
Subordinated Notes - Bank	—	—	—	173,328	2,360	5.45
Subordinated Notes - Company	492,275	5,084	4.13	270,764	2,845	4.20
Total borrowings	522,332	5,091	3.87	1,747,941	8,583	1.95
Total interest bearing liabilities	17,671,794	11,252	0.25	20,027,918	26,834	0.53
Non-interest bearing deposits	6,001,982			5,385,939
Other non-interest bearing liabilities	704,844			708,665
Total liabilities	24,378,620			26,122,522
Stockholders’ equity	4,768,712			4,530,334
Total liabilities and stockholders’ equity	$29,147,332			$30,652,856
Net interest rate spread[3]			3.27%			3.10%
Net interest earning assets[4]	$8,033,213			$7,135,419
Net interest margin - tax equivalent		216,922	3.35%		221,082	3.24%
Less tax equivalent adjustment		(3,085)			(3,258)
Net interest income		213,837			217,824
Accretion income on acquired loans		6,197			9,172
Tax equivalent net interest margin excluding accretion income on acquired loans		$210,725	3.25%		$211,910	3.10%
Ratio of interest earning assets to interest bearing liabilities	145.5%			135.6%
See legend on following page.

STERLING BANCORP AND SUBSIDIARIES

	For the nine months ended September 30,
	2021			2020
	Average balance	Interest	Yield/Rate	Average balance	Interest	Yield/Rate
Interest earning assets:
Traditional C&I and commercial finance loans	$8,390,679	$231,327	3.69%	$8,654,615	$256,756	3.96%
CRE (includes multi-family)	10,244,942	306,889	4.00	10,338,120	321,610	4.16
ADC	660,442	20,304	4.11	552,558	18,200	4.40
Commercial loans	19,296,063	558,520	3.87	19,545,293	596,566	4.08
Consumer loans	171,384	5,546	4.33	219,751	7,198	4.38
Residential mortgage loans	1,452,566	40,631	3.73	2,006,549	64,588	4.29
Total gross loans[1]	20,920,013	604,697	3.86	21,771,593	668,352	4.10
Securities taxable	2,292,829	46,534	2.71	2,583,795	58,107	3.00
Securities tax exempt	1,940,591	44,384	3.05	2,104,952	48,209	3.05
Interest earning deposits	634,455	530	0.11	456,405	2,131	0.62
FRB and FHLB stock	151,708	2,422	2.13	212,673	4,736	2.97
Total securities and other earning assets	5,019,583	93,870	2.50	5,357,825	113,183	2.82
Total interest earning assets	25,939,596	698,567	3.60	27,129,418	781,535	3.85
Non-interest earning assets	3,432,447			3,494,090
Total assets	$29,372,043			$30,623,508
Interest bearing liabilities:
Interest bearing demand deposits	$4,876,228	$5,003	0.14%	$4,690,425	$17,275	0.49%
Savings deposits[2]	2,738,880	1,448	0.07	2,805,680	7,128	0.34
Money market deposits	8,420,375	10,176	0.16	8,011,729	38,186	0.64
Certificates of deposit	1,609,257	5,100	0.42	2,853,554	29,553	1.38
Total interest bearing deposits	17,644,740	21,727	0.16	18,361,388	92,142	0.67
Senior Notes	—	—	—	100,029	2,378	3.18
Other borrowings	50,185	52	0.14	1,597,631	18,418	1.54
Subordinated Notes - Bank	47,381	1,957	5.51	173,266	7,078	5.45
Subordinated Notes - Company	492,119	15,232	4.13	270,925	8,500	4.18
Total borrowings	589,685	17,241	3.91	2,141,851	36,374	2.27
Total interest bearing liabilities	18,234,425	38,968	0.29	20,503,239	128,516	0.84
Non-interest bearing deposits	5,758,826			4,914,183
Other non-interest bearing liabilities	692,872			705,552
Total liabilities	24,686,123			26,122,974
Stockholders’ equity	4,685,920			4,500,534
Total liabilities and stockholders’ equity	$29,372,043			$30,623,508
Net interest rate spread[3]			3.31%			3.01%
Net interest earning assets[4]	$7,705,171			$6,626,179
Net interest margin - tax equivalent		659,599	3.40%		653,019	3.22%
Less tax equivalent adjustment		(9,321)			(10,124)
Net interest income		650,278			642,895
Accretion income on acquired loans		22,281			29,944
Tax equivalent net interest margin excluding accretion income on acquired loans		$637,318	3.28%		$623,075	3.07%
Ratio of interest earning assets to interest bearing liabilities	142.3%			132.3%
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

	For the three months ended September 30,
	2021 vs. 2020
	Increase / (Decrease) due to		Total increase /
	Volume	Rate	(decrease)
Interest earning assets:
Traditional C&I and commercial finance loans	$(7,995)	$920	$(7,075)
CRE (includes multi-family)	(1,831)	(2,594)	(4,425)
ADC	781	900	1,681
Commercial loans	(9,045)	(774)	(9,819)
Consumer loans	(478)	205	(273)
Residential mortgage loans	(4,122)	(1,638)	(5,760)
Total loans	(13,645)	(2,207)	(15,852)
Securities taxable	242	(3,432)	(3,190)
Securities tax exempt	(773)	(50)	(823)
Interest earning deposits	62	—	62
FRB and FHLB stock	(130)	191	61
Total interest earning assets	(14,244)	(5,498)	(19,742)
Interest bearing liabilities:
Interest bearing demand deposits	(1)	(1,562)	(1,563)
Savings deposits[1]	(3)	(756)	(759)
Money market deposits	65	(4,921)	(4,856)
Certificates of deposit	(2,048)	(2,864)	(4,912)
Total interest bearing deposits	(1,987)	(10,103)	(12,090)
Other borrowings	(1,678)	(1,693)	(3,371)
Subordinated Notes - Bank	(1,180)	(1,180)	(2,360)
Subordinated Notes - Company	2,288	(49)	2,239
Total borrowings	(570)	(2,922)	(3,492)
Total interest bearing liabilities	(2,557)	(13,025)	(15,582)
Change in tax equivalent net interest income	(11,687)	7,527	(4,160)
Less tax equivalent adjustment	(220)	47	(173)
Change in net interest income	$(11,467)	$7,480	$(3,987)
______________________
1 Includes club accounts and interest bearing mortgage escrow balances.

STERLING BANCORP AND SUBSIDIARIES

	For the nine months ended September 30,
	2021 vs. 2020
	Increase / (Decrease) due to		Total increase /
	Volume	Rate	(decrease)
Interest earning assets:
Traditional C&I and commercial finance loans	$(7,858)	$(17,571)	$(25,429)
CRE (includes multi-family)	(2,795)	(11,926)	(14,721)
ADC	3,365	(1,261)	2,104
Commercial loans	(7,288)	(30,758)	(38,046)
Consumer loans	(1,571)	(81)	(1,652)
Residential mortgage loans	(16,267)	(7,690)	(23,957)
Total loans	(25,126)	(38,529)	(63,655)
Securities taxable	(6,227)	(5,346)	(11,573)
Securities tax exempt	(3,825)	—	(3,825)
Interest earning deposits	605	(2,206)	(1,601)
FRB and FHLB stock	(1,165)	(1,149)	(2,314)
Total interest earning assets	(35,738)	(47,230)	(82,968)
Interest bearing liabilities:
Interest bearing demand deposits	646	(12,918)	(12,272)
Savings deposits[1]	(165)	(5,515)	(5,680)
Money market deposits	1,878	(29,888)	(28,010)
Certificates of deposit	(9,422)	(15,031)	(24,453)
Total interest bearing deposits	(7,063)	(63,352)	(70,415)
Senior Notes	(1,189)	(1,189)	(2,378)
Other borrowings	(9,649)	(8,717)	(18,366)
Subordinated Notes - Bank	(5,198)	77	(5,121)
Subordinated Notes - Company	6,834	(102)	6,732
Total borrowings	(9,202)	(9,931)	(19,133)
Total interest bearing liabilities	(16,265)	(73,283)	(89,548)
Change in tax equivalent net interest income	(19,473)	26,053	6,580
Less tax equivalent adjustment	(803)	—	(803)
Change in net interest income	$(18,670)	$26,053	$7,383
______________________
1 Includes club accounts and interest bearing mortgage escrow balances.

Tax equivalent net interest income decreased $4.2 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. This was mainly a result of lower interest income, which declined in line with lower market interest rates and was only partially offset by lower funding costs. Over the course of 2020 and during the first nine months of 2021, we have continued to reprice deposit relationships and have repaid higher costing FHLB and other borrowings. As a result, interest expense declined by 58.1% over the prior year quarter, while tax equivalent interest and dividend income declined by 8.0% over the same period. For the three months ended September 30, 2021, total interest earning assets yielded 3.52% compared to 3.63% during the same period in 2020. The cost of interest bearing liabilities declined to 0.25% in the third quarter of 2021 compared to 0.53% in the same period in 2020. The tax equivalent net interest margin increased 11 basis points to 3.35% in the third quarter of 2021 from 3.24% in the third quarter of 2020. The percentage of average loans to average earning assets decreased to 80.3% compared to 81.6% in 2020.

STERLING BANCORP AND SUBSIDIARIES
Tax equivalent net interest income increased $6.6 million to $659.6 million for the nine months ended September 30, 2021, compared to $653.0 million for the nine months ended September 30, 2020, with the decline in interest income offset by the decline in interest expense, due to the same factors discussed above. The tax equivalent net interest margin increased to 3.40% for the nine months ended September 30, 2021 from 3.22% in the nine months ended September 30, 2020. The yield on interest earning assets was 3.60% compared to 3.85% for the nine months ended September 30, 2020, which was mainly due to changes in market interest rates and lower accretion income. The cost of interest bearing liabilities declined to 0.29% for the nine months ended September 30, 2021 compared to 0.84% for the nine months ended September 30, 2020, which was mainly due to the same factors described above. The percentage of loans to average earning assets increased to 80.6% for the nine months ended September 30, 2021, compared to 80.3% for the nine months ended September 30, 2020.

Average interest earning assets decreased by $1.5 billion for the three months ended September 30, 2021 when compared to the prior year period. This was mainly due to a decline in average commercial loans of $996.7 million and average residential mortgage loans of $488.0 million. Average interest earning assets decreased by $1.2 billion for the nine months ended September 30, 2021. The decline year over year was mainly due to repayments and sales of securities, which resulted in a $455.3 million decline in average securities, a runoff of residential mortgage loans, which declined $554.0 million, and a decline of $249.2 million in the average balance of commercial loans.

The average balance of commercial loans decreased $996.7 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The decrease was mainly due to loan sales and repayments of PPP loans, a decline in our mortgage warehouse balances, and net repayments from ABL, equipment finance and multifamily portfolios. The average yield on commercial loans declined to 3.83% compared to 3.84% in the prior year period. The decrease in the yield on commercial loans was in line with declines in market interest rates, as well as a decline in accretion income on acquired loans. Accretion income on acquired commercial loans declined to $6.2 million for the three months ended September 30, 2021 compared to $9.2 million in the corresponding prior year quarter.

The average balance of loans outstanding decreased $851.6 million in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, mainly due to the same factors as discussed above. The average yield on loans was 3.86% in the nine months ended September 30, 2021 compared to 4.10% in the comparable year ago period. The decrease was mainly due to declines in market rates of interest and the decline in accretion income on acquired commercial loans for the nine months ended September 30, 2021, to $18.2 million compared to $22.0 million in the year ago period.

Interest income on traditional C&I and commercial finance loans decreased $7.1 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, which was mainly due to the decline in average balances discussed above. The yield on traditional C&I and commercial finance loans increased to 3.67%, compared to 3.63% in the corresponding prior year period. The increase in yield was mainly due to a change in the mix of our traditional C&I and commercial finance loans caused by the decline in mortgage warehouse loans, which have lower yields than most other traditional C&I and commercial finance loans.

Interest income on traditional C&I and commercial finance loans decreased $25.4 million and was $231.3 million in the nine months ended September 30, 2021, compared to $256.8 million for the nine months ended September 30, 2020. This decrease was mainly due to the same factors as discussed above. The yield on traditional C&I and commercial finance loans decreased to 3.69% compared to 3.96% in the nine months ended September 30, 2020, in line with changes in market rates of interest.

Interest income on CRE loans and multi-family loans decreased $4.4 million to $100.0 million for the three months ended September 30, 2021 compared to $104.5 million for the three months ended September 30, 2020. The decrease was mainly due to repayments of broker originated multi-family loans and declines in market rates of interest. The yield on CRE and multi-family loans was 3.92% for the three months ended September 30, 2021, compared to 4.03% in the three months ended September 30, 2020.

Interest income on CRE loans and multi-family loans decreased $14.7 million to $306.9 million in the nine months ended September 30, 2021 compared to $321.6 million for the nine months ended September 30, 2020. The yield on CRE and multi-family loans was 4.00% in the nine months ended September 30, 2021, compared to 4.16% in the nine months ended September 30, 2020. The decrease in yield was mainly due to the change in market rates of interest and the increase in lower yielding CRE loans, which replaced the majority of the multi-family run off.

Interest income on residential mortgage loans declined $5.8 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The decrease was mainly due to a decline in average balances and a 38 basis point decline in the yield, a result of adjustable rate loans repricing to market rates of interest and lower accretion income on acquired loans, which was $629 thousand in the three months ended September 30, 2021, compared to $1.8 million in the prior year period. The average balance of

STERLING BANCORP AND SUBSIDIARIES
residential mortgage loans declined $488.0 million, mainly due to continued run-off as well as the sale of certain residential mortgage loans in 2020.

Interest income on residential mortgage loans decreased $24.0 million to $40.6 million in the nine months ended September 30, 2021 compared to $64.6 million for the nine months ended September 30, 2020. The decrease was mainly due to a $554.0 million decline in the average balance of residential mortgage loans resulting from elevated levels of pay downs as well as a result of loan sales in 2020. The yield on residential mortgage loans decreased to 3.73% for the nine months ended September 30, 2021 compared to 4.29% for the nine months ended September 30, 2020. Accretion income on acquired residential mortgage loans was $3.5 million for the nine months ended September 30, 2021, compared to $7.1 million for the nine months ended September 30, 2020.

Tax equivalent interest income on securities decreased $4.0 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, mainly due to a decrease of $72.6 million in the average balance of securities between the periods. The decline in balances was mainly due to accelerated repayment of mortgage-backed securities. The tax equivalent yield on securities decreased to 2.77%, compared to 3.09% in the prior year period. The decrease in tax equivalent yield was mainly due to lower reinvestment rates and continued pay downs in our municipal securities portfolio. The average balance of tax-exempt securities declined to $1.9 billion for the three months ended September 30, 2021, compared to $2.0 billion for the corresponding period in 2020.

Tax equivalent interest income on securities decreased $15.4 million to $90.9 million in the nine months ended September 30, 2021, compared to $106.3 million for the nine months ended September 30, 2020. This was mainly the result of a decrease of $455.3 million in the average balance of securities between the periods. The tax equivalent yield on securities was 2.87% in the nine months ended September 30, 2021, compared to 3.03% in the nine months ended September 30, 2020. The decrease in tax equivalent yield on securities was mainly due to the same factors as discussed in respect of the three month period.

Average interest earning deposits were $604.4 million for the three months ended September 30, 2021, an increase of $180.1 million compared to the three months ended September 30, 2020. The increase was due to deposit inflows and lower than anticipated loan demand. Interest earning deposits yielded 0.14% for the three months ended September 30, 2021, unchanged from the same period in 2020.

Average total deposits and mortgage escrow balances decreased $514.5 million to $23.2 billion in the three months ended September 30, 2021, compared to the third quarter of 2020. Average interest bearing deposits decreased $1.1 billion and average non-interest bearing deposits increased $616.0 million. The decrease in average interest bearing deposits was mainly due to a decline in higher costing certificate accounts which we allowed to mature without renewal. The increase in non-interest bearing deposits was due to organic growth. The average cost of interest bearing deposits was 0.14% for the three months ended September 30, 2021 compared to 0.40% in the three months ended September 30, 2020. The average cost of total deposits was 0.11% for the three months ended September 30, 2021, compared to 0.31% in the third quarter of 2020. The decrease in the cost of deposits was mainly due to repricing of deposit relationships in line with declines in market interest rates.

Average total deposits and mortgage escrow increased $128.0 million to $23.4 billion in the nine months ended September 30, 2021, compared to $23.3 billion in the nine months ended September 30, 2020. Over the same period, average interest bearing deposits decreased $716.6 million compared to the nine months ended September 30, 2020. Average non-interest bearing deposits increased $844.6 million to $5.8 billion in the nine months ended September 30, 2021, compared to $4.9 billion in the nine months ended September 30, 2020. The increase was mainly due to organic growth generated by our commercial banking teams and financial centers. The average cost of interest bearing deposits was 0.16% in the nine months ended September 30, 2021 compared to 0.67% in the nine months ended September 30, 2020. The average cost of total deposits was 0.12% in the nine months ended September 30, 2021 compared to 0.53% in the nine months ended September 30, 2020. The decrease in the cost of deposits was mainly due to the same factors discussed above.

Average borrowings declined $1.2 billion in the three months ended September 30, 2021, compared to the same period a year ago. Given the increase in deposits and the decline in our loan portfolio and in investment securities between the periods, excess liquidity was used to reduce borrowings. The average cost of borrowings was 3.87% for the third quarter of 2021, compared to 1.95% in the prior year period. The increase in the average cost of borrowings was a result of changes in funding mix, with a greater proportion of our borrowings comprised of longer term and more expensive subordinated notes in 2021, compared to 2020.

Average borrowings decreased $1.6 billion to $589.7 million in the nine months ended September 30, 2021, compared to $2.1 billion in the same period a year ago. The decrease in average borrowings was due to the same factors as discussed related to the three month period. The average cost of borrowings was 3.91% for the nine months ended September 30, 2021, compared to 2.27% in the nine months ended September 30, 2020. The increase was mainly due to the same factors as discussed in the three month period.

STERLING BANCORP AND SUBSIDIARIES

Provision for Credit Losses - Loans. The provision for credit losses - loans is determined as the amount to be added to the ACL - loans after net charge-offs have been deducted to bring the allowance to a level that is our best estimate of the net amount not expected to be collected on portfolio loans. For the three months ended September 30, 2021 and September 30, 2020, the provision for credit losses - loans was zero and $31.0 million, respectively. See the section “Non-Performing Loans and Non-Performing Assets” later in this discussion for further analysis of the provision for credit losses - loans.

Provision for Credit Losses - HTM Securities. In the third quarter of 2021, we did not record a provision for credit losses - HTM securities compared to a negative provision of $1.0 million recorded in the third quarter of 2020. In the third quarter of 2020, we reduced the allowance for credit losses - HTM securities after we sold $93.0 million of HTM securities, that had demonstrated significant credit deterioration since the date of purchase. In the nine months ended September 30, 2021 we recorded a negative provision for credit losses - HTM securities of $750 thousand compared to the nine months ended September 30, 2020, for which we recorded a provision for credit losses - HTM securities of $703 thousand. The negative provision for credit losses recorded in the nine months ended September 30, 2021 reflects lower levels of modeled loss content in our HTM securities portfolio.

Non-interest income. The components of non-interest income were as follows for the periods presented below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Deposit fees and service charges	$7,007	$5,960	$20,666	$17,928
Accounts receivable management / factoring commissions and other fees	5,937	5,393	16,854	15,349
Bank owned life insurance	5,009	5,363	14,945	15,331
Loan commissions and fees	8,620	7,290	27,859	26,317
Investment management fees	1,819	1,735	5,689	4,960
Net gain on sale of securities	1,656	642	2,361	9,539
Net gain on called securities	85	—	19	4,880
Other	2,414	1,842	6,724	7,337
Total non-interest income	$32,547	$28,225	$95,117	$101,641

Non-interest income was $32.5 million for the three months ended September 30, 2021, compared to $28.2 million in the same period a year ago. Non-interest income was $95.1 million for the nine months ended September 30, 2021, compared to $101.6 million in the nine months ended September 30, 2020.

Deposit fees and service charges increased $1.0 million compared to the third quarter of 2020. This was mainly due to higher transaction volumes, higher analysis charges and an increase in wire fees and check printing fees. In the nine months ended September 30, 2021, deposit fees and charges increased $2.7 million compared to the same period a year ago. The increase was mainly due to increased transaction volumes compared to the same period a year ago which were impacted by the the pandemic.

Accounts receivable management / factoring commissions and other fees increased $544 thousand in the three months ended September 30, 2021 compared to the third quarter of 2020 and increased $1.5 million in the nine months ended September 30, 2021 as compared to the same period a year ago. The increases were mainly due to a rebound in transaction volume in our factoring and payroll finance businesses.

Loan commissions and fee income includes fees on lines of credit, loan servicing fees, loan syndication fees, collateral monitoring, and other loan related fees that are not included in interest income. The nine month period ended September 30, 2021 includes referral fees of $1.8 million earned earlier in the year from second round PPP loans. In the year ago period, loan fees also included gain on sale of equipment finance loans of $2.9 million. Excluding these items, the increase in the nine month period was mainly due to higher loan syndication fees.

Net gain on sale of securities represents net gains and losses realized on the sale of securities from our AFS investment securities portfolio. The net gain on sale of securities of $1.7 million realized in the three months ended September 30, 2021 was mainly due to the sale of US Government and corporate securities. The net gain in the three months ended September 30, 2020 was mainly due to the sale of securities held in our held to maturity portfolio, as we sold securities from one issuer that had demonstrated significant deterioration in

STERLING BANCORP AND SUBSIDIARIES
credit quality since the date we acquired the securities. The net gain on sale of securities in the nine months ended September 30, 2020, was mainly to reduce the level of investment securities to total earning assets.

Net gain on called securities in the nine months ended September 30, 2020 represents the gain realized on securities called of $174.6 million, which were mainly government agency securities.

Other non-interest income principally includes fees for interest rate swaps, earnings from community development investments, safe deposit rentals, and foreign exchange fees. Other non-interest income increased $572 thousand compared to the third quarter of 2020. The increase was mainly due to an increase in earnings from community development investments and interest rate swaps. For the nine months ended September 30, 2021, other non-interest income declined $613 thousand, which was mainly due to lower transactional volumes in our derivatives business, which was $1.0 million in the nine months ended September 30, 2021, compared to $2.6 million in the same period in 2020. Partially offsetting this decline was an increase in earnings from community development investments.

Non-interest expense. The components of non-interest expense were as follows for the periods presented below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Compensation and benefits	$57,178	$55,960	$172,218	$165,504
Stock-based compensation plans	6,648	5,869	20,046	17,788
Occupancy and office operations	13,967	14,722	42,357	44,616
Information technology	10,214	8,422	29,201	23,752
Professional fees	7,251	6,343	21,889	17,550
Amortization of intangible assets	3,776	4,200	11,328	12,600
FDIC insurance and regulatory assessments	2,844	3,332	8,418	10,176
Other real estate owned expense (“OREO”), net	1	151	(139)	1,436
Merger-related expense	4,581	—	7,062	—
Impairment related to financial centers and real estate consolidation strategy	118	—	1,226	—
Loss on extinguishment of borrowings	—	6,241	1,243	16,713
Other non-interest expense	18,390	14,122	48,913	48,821
Total non-interest expense	$124,968	$119,362	$363,762	$358,956

Non-interest expense increased $4.3 million in the three months ended September 30, 2021, compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021 non-interest expense increased $4.8 million compared to the same period a year ago. The increases were mainly due to merger-related expenses. Fluctuations in our non-interest expenses are discussed below.

Compensation and benefits expense was $57.2 million for the three months ended September 30, 2021, compared to $56.0 million for the three months ended September 30, 2020. The increase was mainly due to a higher bonus compensation accrual and an increase in medical costs. For the nine months ended September 30, 2021, compensation and employee benefits expense was $172.2 million compared to $165.5 million for the nine months ended September 30, 2020. The increase in the nine month period was mainly due to the same factors discussed above. The reduction in financial center personnel has been offset by continued hiring of commercial banking, business development and risk management personnel.

Stock-based compensation plans expense was $6.6 million in the third quarter of 2021, compared to $5.9 million in the third quarter of 2020. The increase was due to additional personnel included in our stock-based compensation plan. For additional information related to our employee benefit plans and stock-based compensation, see Note 10. “Stock-Based Compensation” in the notes to consolidated financial statements included elsewhere in this report. For the nine months ended September 30, 2021, stock-based compensation expense was $20.0 million compared to $17.8 million for the nine months ended September 30, 2020. The increase was due to the same factors discussed above.

STERLING BANCORP AND SUBSIDIARIES
Occupancy and office operations expense was $14.0 million in the third quarter of 2021, compared to $14.7 million in the third quarter of 2020. The decline in occupancy and office operations expense is due to continuing efforts to rationalize our real estate footprint. For the nine months ended September 30, 2021, occupancy and office operations expense was $42.4 million, compared to $44.6 million for the nine months ended September 30, 2020. This decrease was due to the same factors discussed above.

Information technology expense, which mainly includes the cost of our loan and deposit operating systems and contracted service and maintenance associated with other data processing systems, as well as amortization related to our investment in various digital initiatives, was $10.2 million in the third quarter of 2021, compared to $8.4 million in the third quarter of 2020. The increase was mainly due to amortization on investments made in various back-office automation initiatives and digital transformation efforts, which are designed to enable us to drive future revenue growth and expand our digital offerings. For the nine months ended September 30, 2021, information technology expense was $29.2 million, compared to $23.8 million for the nine months ended September 30, 2020. The increase was due to the same factors discussed above.

Professional fees, were $7.3 million for the three months ended September 30, 2021, compared to $6.3 million for the three months ended September 30, 2020. The increase was mainly due to incremental fees related to outsourced services in connection with certain infrastructure needs as well as incremental consulting fees related to infrastructure transformation, automation and other digital initiatives. For the nine months ended September 30, 2021, professional fees were $21.9 million, compared to $17.6 million for the nine months ended September 30, 2020. The increase was due to the same factors discussed above.

Amortization of intangible assets expense mainly includes amortization of core deposit intangible assets, customer lists and non-compete agreements. Amortization of intangible assets was $3.8 million in the three months ended September 30, 2021, compared to $4.2 million for the three months ended September 30, 2020. Amortization of intangible assets expense was $11.3 million for the nine months ended September 30, 2021, compared to $12.6 million for the nine months ended September 30, 2020. The decreases in amortization expense were mainly due to the accelerated amortization of the core deposit intangible assets that were recorded in the merger with Astoria Financial Corporation and other acquisitions. For additional information, see Note 5. “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included elsewhere in this report.

FDIC insurance and regulatory assessments were $2.8 million and $8.4 million for the three and nine months ended September 30, 2021, respectively, compared to $3.3 million and $10.2 million for the three and nine months period ended September 30, 2020, respectively. The decline was due to lower FDIC insurance assessments and was mainly due to a decline in average assets, retention of 100% of capital, and improvement in earnings in 2021 compared to 2020.

Merger-related expense was $4.6 million and $7.1 million for the three months and nine months ended September 30, 2021, respectively, and was incurred in connection with our pending merger with Webster. The expense included fees for financial advisory services, diligence, and integration efforts to date.

Impairment related to financial centers and real estate consolidation strategy was $118 thousand for the three months ended September 30, 2021. This charge included a lease termination payment. The charge of $1.2 million for the nine months ended September 30, 2021, also included write-off of leasehold improvements of $127 thousand, loss on sale of fixed assets from the sale of two owned locations of $309 thousand, and write-off of other fixed assets abandoned when we disposed of certain facilities of $197 thousand.

Loss on extinguishment of borrowings was $1.2 million for the nine months ended September 30, 2021 and represents the loss related to the payoff of the subordinated notes - Bank, which were redeemed on April 1, 2021. For the three and nine months ended September 30, 2020, the losses of $6.2 million and $16.7 million, respectively, were related to the repayment of FHLB borrowings.
Other non-interest expense includes depreciation expense on operating leases, advertising and promotion, communications, residential mortgage loan servicing, insurance, operational losses, commercial loan processing expenses, pension and post retirement plans, recruitment fees, taxes not included in income tax expense, travel and client entertainment, and colleague training expense. The increase in the three month period ended September 30, 2021 when compared to the same period in 2020 was mainly due to accrual for legal settlements of $2.0 million, loss on the sale of the majority of our mortgage servicing assets of $324 thousand, an increase in loan processing expense of $510 thousand, an increase in franchise taxes of $368 thousand and an increase in recruiting fees of $300 thousand. For the nine months September 30, 2021 when compared to the same period in 2020, the increase was much smaller because in 2020 we incurred incremental operating costs related to the pandemic and made additional contributions to the Sterling National Bank Charitable Foundation. See Note 11. “Other Non-Interest Expense, Other Assets and Other Liabilities” in the notes to the consolidated financial statements included elsewhere in this report for details on significant components.

STERLING BANCORP AND SUBSIDIARIES
Income tax expense was $25.7 million, representing an effective income tax rate of 21.2% for the three months ended September 30, 2021, compared to income tax expense of $12.3 million for the three months ended September 30, 2020. Our estimated effective income tax rate for full year 2021 is 20.0% prior to the impact of discrete items.

Income tax expense was $73.2 million, or 20.0% of pre-tax income, for the nine months ended September 30, 2021 and a benefit of $11.3 million, or a benefit of 7.1% for the nine months ended September 30, 2020. See Note 9. “Income Taxes” in the notes to the consolidated financial statements included elsewhere in this report for additional information.

Portfolio Loans
The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the periods indicated.

	September 30, 2021		December 31, 2020
	Amount	%	Amount	%
Commercial:
C&I:
Traditional C&I	$3,342,356	15.6%	$2,920,205	13.4%
Asset-based lending	673,679	3.2	803,004	3.7
Payroll finance	166,999	0.8	159,237	0.7
Warehouse lending	1,301,639	6.1	1,953,677	8.9
Factored receivables	228,834	1.1	220,217	1.0
Equipment financing	1,254,846	5.9	1,531,109	7.0
Public sector finance	1,825,976	8.6	1,572,819	7.2
Total C&I	8,794,329	41.3	9,160,268	41.9
Commercial mortgage:
CRE	5,941,508	27.9	5,831,990	26.7
Multi-family	4,296,829	20.2	4,406,660	20.2
ADC	694,443	3.3	642,943	2.9
Total commercial mortgage	10,932,780	51.4	10,881,593	49.8
Total commercial	19,727,109	92.7	20,041,861	91.7
Residential mortgage	1,395,248	6.6	1,616,641	7.4
Consumer	154,192	0.7	189,907	0.9
Total portfolio loans	21,276,549	100.0%	21,848,409	100.0%
ACL - loans	(309,915)		(326,100)
Total portfolio loans, net	$20,966,634		$21,522,309
Note: the percentages in the table above are rounded to the nearest tenth of a percent.

Overview. Total portfolio loans, net, decreased $555.7 million to $21.0 billion at September 30, 2021, compared to $21.5 billion at December 31, 2020. A slowdown in mortgage refinance activity drove a $652.0 million sequential decline in our mortgage warehouse lending balance and was the primary driver of the decline in total C&I. Repayments of multi-family loans that were predominately broker originated contributed to the decline in total commercial loans while repayments of residential mortgage loans contributed to the decline in total portfolio loans.

At September 30, 2021, total C&I loans comprised 41.3% of the total loan portfolio, compared to 41.9% at December 31, 2020. Commercial mortgage loans comprised 51.4% and 49.8% of the total loan portfolio at September 30, 2021 and December 31, 2020, respectively. Residential mortgage loans comprised 6.6% of the total loan portfolio at September 30, 2021, compared to 7.4% at December 31, 2020.

In the nine months ended September 30, 2021, traditional C&I loans increased by $422.2 million, primarily as a result of increases in line of credit usage and C&I loan origination activity, which was offset by repayments of PPP loans of $141.2 million. Total C&I loans

STERLING BANCORP AND SUBSIDIARIES
declined largely as a result of the decline in warehouse lending loans discussed above and were also impacted by pay downs of asset-based lending loans, which decreased by $129.3 million, and by pay downs of equipment finance loans which decreased $276.3 million. These decreases were partially offset by an increase in public sector finance loans of $253.2 million.

CRE loans increased $109.5 million in the nine months ended September 30, 2021. The increase was mainly due to an uptick in demand for these loan products in our market area. Multi-family loans declined by $109.8 million in the first nine months of 2021, mainly due to run-off in broker originated loans. Our CRE loans balances were impacted by the sale of $23.7 million of classified loans in the third quarter of 2021 and the sale of $192.5 million of mostly criticized and classified CRE loans in the first half of 2021.

ADC loans, which are a component of commercial mortgage loans, increased $51.5 million in the nine months ended September 30, 2021. The increase is mainly due to originations related to our affordable housing tax credit investments.

Residential mortgage loans were $1.4 billion at September 30, 2021, compared to $1.6 billion at December 31, 2020. The decline was mainly due to repayments.

Included in our residential mortgage portfolio are loans that were originated as interest-only adjustable rate mortgages (“ARM loans”) with terms of up to forty years, which have an initial fixed rate for five, seven or 10 years and convert into one year interest-only ARM loans at the end of the initial fixed rate period. Interest-only ARM loans require the borrower to pay interest only during the first ten years of the loan term, which typically results in a material increase in the borrower’s monthly payments upon conversion. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining term. There were $498.1 million of residential mortgage loans that were originated as interest only ARM loans at September 30, 2021 compared to $599.5 million at December 31, 2020.

Non-Performing Loans and Non-Performing Assets
The table below sets forth the amounts and categories of our NPAs at the dates indicated. There were no warehouse lending or public sector finance loans that were non-performing at such dates.

	September 30,	December 31,
	2021	2020
Non-accrual loans:
Traditional C&I	$41,447	$19,223
Asset-based lending	3,790	5,255
Payroll finance	—	2,300
Equipment financing	21,478	30,634
CRE	87,014	46,053
Multi-family	327	4,485
ADC	22,500	30,000
Residential mortgage	16,976	18,661
Consumer	8,550	10,278
Total non-accrual loans	202,082	166,889
Accruing loans past due 90 days or more	3,371	170
Total NPLs	205,453	167,059
OREO	816	5,347
Total NPAs	$206,269	$172,406
TDRs accruing and not included above	$21,376	$37,492
Ratios:
NPLs to total loans	0.97%	0.76%
NPAs to total assets	0.69	0.58

NPAs and NPLs. NPLs include non-accrual loans and accruing loans past due 90 days or more. NPAs include NPLs and OREO. At September 30, 2021, total NPLs increased $38.4 million to $205.5 million compared to $167.1 million at December 31, 2020. Non-accrual loans were $202.1 million and loans 90 days or more past due and still accruing interest were $3.4 million as of September 30, 2021. Non-accrual loans increased by $35.2 million to $202.1 million at September 30, 2021 from $166.9 million at December 31, 2020. The increase was mainly due to three CRE relationships, two C&I relationships, one equipment finance relationship, and smaller ABL

STERLING BANCORP AND SUBSIDIARIES
loans which are in the process of work-out or exit, partially offset by the payoff of one CRE relationship and two C&I relationships and the partial charge off of one ADC loan.

TDRs. TDRs still accruing interest income are loans modified for borrowers that have experienced financial difficulties but are performing in accordance with the modified terms of their loan and were performing prior to the modification. Loan modification concessions may include actions such as an extension of the maturity date or the lowering of interest rates and monthly payments. At September 30, 2021, total TDRs were $48.3 million, of which $21.4 million were performing in accordance with their modified terms and approximately $27.0 million were non-accrual. At December 31, 2020, total TDRs were $79.0 million, of which $37.5 million were performing and $41.5 million were non-accrual. The decrease in TDRs at September 30, 2021 was primarily due to the loan sales mentioned above and the payoff of one CRE relationship. TDR balances are more fully discussed in Note 3. “Portfolio Loans - TDRs” in the notes to the consolidated financial statements included elsewhere in this report. As of September 30, 2021, there were no commitments to lend additional funds to borrowers with loans that have been classified as TDRs.

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

At September 30, 2021, we had approved CARES Act conforming payment deferrals on outstanding loan balances as shown in the following table:

	Loan balance outstanding	Deferral of principal and interest	%
Traditional C&I	$3,342,356	$—	—%
Asset-based lending	673,679	—	—
Payroll finance	166,999	—	—
Warehouse lending	1,301,639	—	—
Factored receivables	228,834	—	—
Equipment finance	1,254,846	728	0.1
Public sector finance	1,825,976	—	—
Commercial real estate	5,941,508	32,365	0.5
Multi-family	4,296,829	—	—
ADC	694,443	—	—
Residential mortgage	1,395,248	39,944	2.9
Consumer	154,192	2,961	1.9
Total Portfolio loans	$21,276,549	$75,998	0.4%

Principal and interest deferrals were in place in respect of loans representing 0.4% of our loan portfolio. Deferrals consist mainly of 90-day principal and interest deferral with the ability to extend an additional 90-day period at the Bank’s option. We are closely monitoring and working with our clients to determine ongoing deferral extensions and requests.

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

STERLING BANCORP AND SUBSIDIARIES
Subsequent declines in fair value are charged to current earnings and included in other non-interest expense as part of OREO expense. At September 30, 2021, we had OREO properties with a recorded balance of $816 thousand, compared to $5.3 million at December 31, 2020. The decrease was mainly due to sales of OREO properties for cash. We had no additions to OREO in the nine months ended September 30, 2021.

Classification of Assets. Our determination as to the classification of our assets and the amount of our ACL - loans is subject to review by our regulators, who can direct the charge-off of loans and order the establishment of additional ACL. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. As of September 30, 2021, we had $351.7 million of loans designated as special mention compared to $461.5 million at December 31, 2020. The decrease in special mention loans in the nine months ended September 30, 2021 was mainly due to approximately $105 million of loans that were downgraded to substandard, approximately $110 million of loans that were upgraded to pass, approximately $95 million of repayments and approximately $20 million of loans included in our loan sales. These declines were partially offset by approximately $230 million of loans, mainly multi-family, CRE, ADC and C&I that were newly designated special mention during the period. The vast majority of the borrowers continue to perform.

On the basis of management’s review of our assets at September 30, 2021, classified assets consisted of loans of $626.3 million ($611.8 million were rated substandard and one loan of $4.6 million was rated doubtful) and OREO of $816 thousand. Substandard loans were $528.8 million and OREO was $5.3 million at December 31, 2020. The increase in substandard loans in the nine months ended September 30, 2021 was mainly related to loans transferred from special mention and newly designated classified loans of approximately $273 million, and was partially offset by approximately $100 million of substandard loans that were included in our loan sales, approximately $100 million of repayments and approximately $9 million of charge-offs. Our asset resolution team is working with these borrowers to reduce the outstanding balances and maximize repayments.

ACL - Loans. The ACL - loans is a valuation account that is deducted from the amortized cost basis of portfolio loans to present the net amount expected to be collected on portfolio loans over their contractual life.

Our estimate of credit losses at September 30, 2021 is based in part on the macro-economic forecasts and assumptions contained in the Moody’s September 18, 2021 Forecast Vintage Baseline Scenario.

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

The ACL - loans decreased from $326.1 million at December 31, 2020 to $309.9 million at September 30, 2021. The ACL - loans at September 30, 2021 represented 150.8% of non-performing loans and 1.46% of total portfolio loans. At December 31, 2020, the allowance for loan losses represented 195.2% of non-performing loans and 1.49% of total portfolio loans.

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

	September 30, 2021			December 31, 2020
	Allowance for credit losses	Loan balance	% of ACL to loan balance	Allowance for loan losses	Loan balance	% of ACL to loan balance
Traditional C&I	$61,483	$3,342,356	1.84%	$42,670	$2,920,205	1.46%
Asset-based lending	10,051	673,679	1.49	12,762	803,004	1.59
Payroll finance	1,691	166,999	1.01	1,957	159,237	1.23
Warehouse lending	1,150	1,301,639	0.09	1,724	1,953,677	0.09
Factored receivables	3,145	228,834	1.37	2,904	220,217	1.32
Equipment financing	25,474	1,254,846	2.03	31,794	1,531,109	2.08
Public sector finance	5,534	1,825,976	0.30	4,516	1,572,819	0.29
CRE	147,604	5,941,508	2.48	155,313	5,831,990	2.66
Multi-family	29,379	4,296,829	0.68	33,320	4,406,660	0.76
ADC	10,380	694,443	1.49	17,927	642,943	2.79
Residential mortgage	10,874	1,395,248	0.78	16,529	1,616,641	1.02
Consumer	3,150	154,192	2.04	4,684	189,907	2.47
Total	$309,915	$21,276,549	1.46	$326,100	$21,848,409	1.49

Collateral Dependent Loans. A loan must meet both of the following conditions to be considered collateral dependent:
•We expect repayment of the financial asset to be provided substantially through the operation or sale of the collateral.
•We determined the borrower is experiencing financial difficulty as of the financial statement date.

Generally, loans are identified as collateral dependent when the loan is in foreclosure, is a TDR, or is a loan that was measured for impairment when we adopted CECL on January 1, 2020. For collateral dependent loans, we measure the expected credit losses based on the difference between the fair value of the collateral and the amortized cost basis. If the loan is in foreclosure, or we determine foreclosure is probable, we reduce the fair value of the collateral by cost to sell the asset. If we expect repayment from the operation of the asset, we do not reduce for the cost to sell.

Collateral dependent loans were $188.7 million at September 30, 2021, which was an increase of $43.7 million versus the $145.0 million at December 31, 2020. The increase in collateral dependent loans was mainly due the the addition of four CRE relationships, one C&I relationship and one equipment finance relationship. This increase in collateral dependent loans was partially offset by payoffs of three C&I relationships, one CRE relationship, the partial charge-off of an ADC loan and various other loans and the sale of certain CRE and multi-family loans. As our CECL methodology allows us to determine fair value and expected credit losses for each loan individually, we now consider loans collateral dependent based on the criteria discussed above. At September 30, 2021, we had specific reserves of $36.8 million allocated to $150.6 million in principal on loans that are considered collateral dependent loans in our ACL.

Changes in Financial Condition between September 30, 2021 and December 31, 2020
Total assets increased $208.3 million at September 30, 2021, compared to December 31, 2020. Components of the change in total assets were:
•Cash balances increased $624.3 million to $929.3 million at September 30, 2021, compared to December 31, 2020. The increase was mainly due to increases in deposit balances and included the impact of seasonal increases in municipal deposits at the end of the third quarter in connection with tax collections.
•Total investment securities increased by $244.5 million to $4.3 billion at September 30, 2021, compared to $4.0 billion at December 31, 2020. The increase in investment securities included the purchase of US Treasury and corporate securities in response to the significant levels of excess liquidity generated by deposit inflows and the contraction in our loan portfolio.
•These increases were partially offset by the following:
•Portfolio loans, net, decreased $555.7 million at September 30, 2021, compared to December 31, 2020, primarily as a result of the following:

STERLING BANCORP AND SUBSIDIARIES
▪Commercial loans decreased by $314.8 million to $19.7 billion at September 30, 2021, compared to $20.0 billion at December 31, 2020. The decline was mainly due to a slowdown in mortgage refinance activity which resulted in a $652.0 million decline in mortgage warehouse loans. In addition we sold mainly criticized and classified commercial loan in 2021 that totaled $216.2 million.
▪Residential mortgage loans held in our loan portfolio declined by $221.4 million to $1.4 billion at September 30, 2021 compared to $1.6 billion at December 31, 2020 mainly due to repayments.
•Other assets decreased by $74.7 million to $1.0 billion at September 30, 2021, compared to $1.1 billion at December 31, 2020. The components of other assets are as follows:

	September 30,	December 31,
	2021	2020
Low income housing tax credit investments	$527,953	$488,303
Right of use asset for operating leases	94,647	105,667
Fair value of swaps	94,524	149,797
Cash on deposit as swap collateral net of settlement	55,774	82,478
Operating leases - equipment and vehicles leased to others	43,052	55,224
Other assets	172,751	181,934
	$988,701	$1,063,403
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
•Fair value of swaps reflects the change in value since date of inception of our back-to-back commercial client loan swap program and positions, which are discussed in Note 8. “Derivatives” in the notes to consolidated financial statements included elsewhere in this report. The decrease was mainly due to the increase in interest rates in the nine months ended September 30, 2021.
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

Total liabilities increased $1.2 million to $25.2 billion at September 30, 2021, as compared to December 31, 2020. The increase was mainly due to the following:
•Total deposits increased $816.5 million to $23.9 billion at September 30, 2021, compared to $23.1 billion at December 31, 2020. The increase in the first nine months of 2021 included increases primarily in interest bearing and non-interest bearing transaction accounts, money market accounts and municipal deposits. Certificate of deposit accounts declined $674.4 million mainly due to higher costing balances that matured and were not renewed.
•Municipal deposits increased $795.0 million to $2.4 billion at September 30, 2021, compared to $1.6 billion at December 31, 2020. The increase was mainly due to growth generated from our municipal and public sector banking teams as well as seasonal factors.
The increases above were partially offset by the following increases:
•FHLB borrowings decreased $382.0 million, fed funds purchased decreased $277.0 million, and Subordinated Notes - Bank declined $143.7 million compared to December 31, 2020. The decreases were funded from excess liquidity generated by increases in our deposit base and loan repayments.
•Other liabilities decreased $36.6 million to $692.1 million at September 30, 2021, compared to $728.7 million at December 31, 2020. The decrease was mainly due to declines in compensation payable as a result of the payment in the first quarter of accrued bonuses and a decline in the value of swap liabilities due to changes in interest rates.

STERLING BANCORP AND SUBSIDIARIES
Supplemental Reporting of Non-GAAP Financial Measures
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance and to assess our performance compared to our annual budget and strategic plans. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors, analysts, regulators and others information that we use to manage and evaluate our performance each period. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements, and notes thereto for the quarter ended September 30, 2021 included elsewhere in this report, and the year ended December 31, 2020, included in our Annual Report for the year ended December 31, 2020 filed on Form 10-K.

	September 30,
	2021	2020
The following table shows the reconciliation of pretax pre-provision net revenue to adjusted pretax pre-provision net revenue(1):
Net interest income	$213,837	$217,824
Non-interest income	32,547	28,225
Total net interest income and non-interest income	246,384	246,049
Non-interest expense	124,968	119,362
Pretax pre-provision net revenue	121,416	126,687

Adjustments:
Net (gain) on sale of securities	(1,656)	(642)
Litigation accrual	2,000	—
Loss on sale of mortgage servicing rights	324	—
Loss on extinguishment of debt	—	6,241
Impairment related to financial centers and real estate consolidation strategy	118	—
Merger-related expense	4,581	—
Amortization of non-compete agreements and acquired customer list intangible assets	148	172
Adjusted pretax pre-provision net revenue including accretion income	126,931	132,458
Accretion income	(6,197)	(9,172)
Adjusted pretax pre-provision net revenue excluding accretion income	$120,734	$123,286
See legend beginning on page 66.

STERLING BANCORP AND SUBSIDIARIES

	September 30,
	2021	2020
The following table shows the reconciliation of stockholders’ equity to tangible common equity and the tangible common equity ratio [2]:
Total assets	$30,028,425	$30,617,722
Goodwill and other intangibles	(1,765,718)	(1,781,246)
Tangible assets	28,262,707	28,836,476
Stockholders’ equity	4,797,629	4,557,785
Preferred stock	(135,986)	(136,917)
Goodwill and other intangibles	(1,765,718)	(1,781,246)
Tangible common stockholders’ equity	2,895,925	2,639,622
Common stock outstanding at period end	192,681,503	194,458,841
Common stockholders’ equity as a % of total assets	15.52%	14.44%
Book value per common share	$24.19	$22.73
Tangible common equity as a % of tangible assets	10.25%	9.15%
Tangible book value per common share	$15.03	$13.57
See legend beginning on page 66.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
The following table shows the reconciliation of reported return on average tangible assets and adjusted return on average tangible assets [3]:
Average assets	$29,147,332	$30,652,856	$29,372,043	$30,623,508
Average goodwill and other intangibles	(1,768,209)	(1,784,016)	(1,771,948)	(1,788,190)
Average tangible assets	27,379,123	28,868,840	27,600,095	28,835,318
Net income available to common stockholders	93,715	82,438	287,282	143,429
Net income, if annualized	371,804	327,960	384,095	191,588
Reported return on average tangible assets	1.36%	1.14%	1.39%	0.66%
Adjusted net income (non-GAAP)	$99,589	$87,682	$295,178	$141,418
Annualized adjusted net income	395,109	348,822	394,652	188,902
Adjusted return on average tangible assets (non-GAAP)	1.44%	1.21%	1.43%	0.66%
See legend beginning on page 66.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
The following table shows the reconciliation of reported net income and reported EPS (GAAP) to adjusted net income available to common stockholders (non-GAAP) and adjusted diluted EPS (non-GAAP)[4]:
Income before income tax expense	$121,416	$96,687	$366,383	$160,694
Income tax expense (benefit)	25,745	12,280	73,223	11,348
Net income (GAAP)	95,671	84,407	293,160	149,346
Adjustments:
Net (gain) on sale of securities	(1,656)	(642)	(2,361)	(9,539)
Accrual for legal settlements	2,000	—	2,000	—
Loss on sale of mortgage servicing rights	324	—	324	—
Impairment related to financial centers and real estate consolidation strategy	118	—	1,226	—
Net loss on extinguishment of borrowings	—	6,241	1,243	16,713
Merger-related expense	4,581	—	7,062	—
Amortization of non-compete agreements and acquired customer lists	148	172	443	515
Total pre-tax adjustments	5,515	5,771	9,937	7,689
Adjusted pre-tax income	126,931	102,458	376,320	168,383
Adjusted income tax expense	25,386	12,807	75,264	21,048
Adjusted net income (non-GAAP)	101,545	89,651	301,056	147,335
Preferred stock dividend	1,956	1,969	5,878	5,917
Adjusted net income available to common stockholders (non-GAAP)	$99,589	$87,682	$295,178	$141,418

Weighted average diluted shares	192,340,487	193,715,943	192,417,008	194,677,020
Diluted EPS as reported (GAAP)	$0.49	$0.43	$1.49	$0.74
Adjusted diluted EPS (non-GAAP)	0.52	0.45	1.53	0.73
See legend beginning on page 66.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
The following table shows the reconciliation of reported return on average tangible common stockholders’ equity and adjusted return on average tangible common stockholders’ equity [5]:
Average stockholders’ equity	$4,768,712	$4,530,334	$4,685,920	$4,500,534
Average preferred stock	(136,221)	(137,139)	(136,453)	(137,359)
Average goodwill and other intangibles	(1,768,209)	(1,784,016)	(1,771,948)	(1,788,190)
Average tangible common stockholders’ equity	2,864,282	2,609,179	2,777,519	2,574,985
Net income available to common stockholders	93,715	82,438	287,282	143,429
Net income, if annualized	371,804	327,960	384,095	191,588
Reported return on average tangible common stockholders’ equity	12.98%	12.57%	13.83%	7.44%
Adjusted net income (non-GAAP)	$99,589	$87,682	$295,178	$141,418
Annualized adjusted net income	395,109	348,822	394,652	188,902
Adjusted return on average tangible common stockholders’ equity (non-GAAP)	13.79%	13.37%	14.21%	7.34%
See legend beginning below.

STERLING BANCORP AND SUBSIDIARIES

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
The following table shows the reconciliation of the reported operating efficiency ratio and adjusted operating efficiency ratio[6]:
Net interest income	$213,837	$217,824	$650,278	$642,895
Non-interest income	32,547	28,225	95,117	101,641
Total revenue	246,384	246,049	745,395	744,536
Tax equivalent adjustment on securities	3,085	3,258	9,321	10,124
Net loss (gain) on sale of securities	(1,656)	(642)	(2,361)	(9,539)
Depreciation of operating leases	(2,846)	(3,130)	(8,888)	(9,758)
Adjusted total revenue (non-GAAP)	244,967	245,535	743,467	735,363
Non-interest expense	124,968	119,362	363,762	358,956
Impairment related to financial centers and real estate consolidation strategy	(118)	—	(1,226)	—
Net loss on extinguishment of borrowings	—	(6,241)	(1,243)	(16,713)
Accrual for legal settlements	(2,000)	—	(2,000)	—
Loss on sale of mortgage servicing rights	(324)	—	(324)	—
Merger-related expense	(4,581)	—	(7,062)	—
Depreciation of operating leases	(2,846)	(3,130)	(8,888)	(9,758)
Amortization of intangible assets	(3,776)	(4,200)	(11,328)	(12,600)
Adjusted non-interest expense (non-GAAP)	$111,323	$105,791	$331,691	$319,885
Reported operating efficiency ratio (non-GAAP)	50.7%	48.5%	48.8%	48.2%
Adjusted operating efficiency ratio (non-GAAP)	45.4	43.1	44.6	43.5
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

2 Common stockholders’ equity as a percentage of total assets, book value per common share, tangible common equity as a percentage of tangible assets, and tangible book value per common share are non-GAAP measures that provide information to help assess our capital position and financial strength. We believe tangible book value measures improve comparability to other banking organizations that have not engaged in acquisitions that have resulted in the accumulation of goodwill and other intangible assets.

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

STERLING BANCORP AND SUBSIDIARIES
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

Liquidity and Capital Resources
Capital. Stockholders’ equity was $4.8 billion as of September 30, 2021, an increase of $207.1 million relative to December 31, 2020. The increase was mainly due to net income of $293.2 million, stock-based compensation and stock option exercises of $22.7 million, partially offset by common stock repurchases of $27.3 million, common shares acquired from stock compensation plan activity of $6.9 million, common dividends of $40.3 million, preferred dividends of $6.6 million, and other comprehensive loss of $27.7 million, which was primarily due to a decline in the fair value of our AFS portfolio.

In the first quarter of 2021, we repurchased 1,235,372 common shares at a cost of $27.3 million and an average price of $22.12 per share. Pursuant to the Merger Agreement with Webster, we did not repurchase any common shares in the open market in the second or third quarters of 2021.

We paid dividends of $0.07 per common share in each quarter of 2020 and in each of the first three quarters of 2021. On October 20, 2021, our Board of Directors approved a dividend of $0.07 per common share, which is payable on November 15, 2021 to our holders of record on November 1, 2021. We paid dividends of $16.25 per preferred share in each quarter of 2020 and in each of the first three quarters of 2021. In addition, on October 15, 2021, we paid a dividend of $16.25 per preferred share.

Liquidity. As discussed in our 2020 Form 10-K, our liquidity position is continuously monitored and we make adjustments to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic activity, volatility in the financial markets, unexpected credit events or other significant occurrences. Contingencies have been expanded to include analysis of the impact to cash flows associated with outstanding forbearance agreements and other factors associated with the pandemic. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of September 30, 2021, our management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, including the Basel III liquidity framework, which, if implemented, would have a material adverse effect on us.

At September 30, 2021, the Bank had $929.3 million in cash and cash equivalents on hand and unused borrowing capacity at the FHLB of $5.8 billion. In addition, the Bank may purchase federal funds from other institutions and enter into additional repurchase agreements. The Bank had $1.6 billion of unencumbered securities available to pledge as collateral as of September 30, 2021.

We are a bank holding company and do not conduct business operations. Our primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. At September 30, 2021, the Bank had capacity to pay approximately $269.2 million of dividends to us under regulatory guidelines without prior regulatory approval.

We had cash on hand of $115.0 million at September 30, 2021. In the first nine months of 2021, we received dividends from the Bank of $80.0 million and our primary uses of cash were $27.3 million for common stock repurchases and $46.9 million for dividends.

We have a $35.0 million credit facility with a financial institution for general corporate purposes. The credit facility has no outstanding balance and requires us and the Bank to maintain certain ratios related to capital, non-performing assets to capital, reserves to non-performing loans and debt service coverage. We and the Bank were in compliance with all requirements at September 30, 2021. The facility expires on November 28, 2021.

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

STERLING BANCORP AND SUBSIDIARIES
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

Estimated Changes in EVE and NII. The table below sets forth, as of September 30, 2021, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Interest rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
+300	$5,400,890	$520,038	10.7%	$1,078,413	$204,227	23.4%
+200	5,339,799	458,947	9.4	1,011,114	136,928	15.7
+100	5,163,755	282,903	5.8	940,433	66,247	7.6
0	4,880,852	—	—	874,186	—	—
-100	4,329,970	(550,882)	(11.3)	807,909	(66,277)	(7.6)
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

During the nine months ended September 30, 2021, the federal funds target rate remained in the range 0.00 - 0.25%. U.S. Treasury yields with two year maturities increased 15 basis points from 0.13% to 0.28% over the nine months ended September 30, 2021, while the yield on U.S. Treasury 10-year notes increased 59 basis points from 0.93% to 1.52% over the same period. The greater increase in interest rates on longer-term maturities relative to the lesser increase in interest rates on shorter-terms maturities resulted in a steeper 2-10 year U.S. Treasury yield curve at September 30, 2021 compared to December 31, 2020. At its September 2021 meeting, the Federal Open Markets Committee stated that it will be appropriate to maintain the current federal funds target rate until labor market conditions have reached levels consistent with the Committee’s assessment of maximum employment and inflation has risen to two percent and is on track to moderately exceed 2 percent for some time.

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

STERLING BANCORP AND SUBSIDIARIES
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

Changes in Internal Controls
There were no changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: the approval of the merger by our and Webster’s stockholders; the receipt of authorization for listing on the NYSE of the shares of Webster common stock and preferred stock (or depositary shares in respect thereof) to be issued in the merger; the receipt of all required regulatory approvals; the effectiveness of the registration statement on Form S-4 for the shares of Webster common stock and preferred stock (or depositary shares in respect thereof) to be issued in the merger; the absence of any order, injunction or other legal restraint preventing the completion of the merger or making the merger illegal; subject to certain exceptions, the accuracy of representations and warranties under the Merger Agreement; our and Webster’s performance of our and their respective obligations under the Merger Agreement in all material respects; and each of our and Webster’s receipt of a tax opinion to the effect that the merger will be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. At this time, the parties have met most of their closing conditions including stockholder approval of the merger, receipt of OCC and FDIC approvals, and effectiveness of the Form S-4. Primarily, at this time, the parties await approval from the Federal Reserve, among other closing conditions. These conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may be delayed or may not be completed.

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

Before the transactions contemplated in the Merger Agreement can be completed, the Company and Webster must obtain various approvals, including approval of the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency. At this time, the parties have received OCC approval and are awaiting approval of the Federal Reserve. The terms and conditions of the approvals that are granted may impose conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the Merger Agreement. Although the Company and Webster do not currently expect that any such conditions or changes would be imposed, there can be no assurance that the regulators will not impose any such conditions, obligations or restrictions, and that such conditions, limitations, obligations or restrictions will not have the effect of delaying or preventing completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe, any of which might have an adverse effect on the combined company following the merger.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
We did not repurchase any common shares in the open market in the third quarter of 2021. We have 13,511,810 shares remaining for repurchase under our Board approved stock repurchase plan; however, under the terms of the Merger Agreement, we have suspended further repurchases.

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

Sterling Bancorp

Date:	October 29, 2021	By:	/s/ Jack Kopnisky
Jack Kopnisky
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	October 29, 2021	By:	/s/ Beatrice Ordonez
Beatrice Ordonez
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)